Form 10-Q
period 1994-03-31
NORD RESOURCES CORP
filed 1994-05-13
CIK 72316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q
                                  ------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                               --------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2
                       --------


                           Nord Resources Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                    85-0212139
 ----------------------------             -----------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

8150 Washington Village Drive, Dayton Ohio                    45458
- - ------------------------------------------                    -----
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (513) 433-6307
                                                   --------------

                                  Not Applicable
                  ---------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES__X__    NO ____

Common shares outstanding as of March 31, 1994: 15,139,974

                                                     NORD RESOURCES CORPORATION
                                                          AND SUBSIDIARIES

                                                                INDEX


                                                                                          PAGE
                                                                                          NUMBER
                                                                                          ------


     PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Condensed Financial Statements:

          Balance Sheets - March 31,
          1994 and December 31, 1993                                                        1

          Statements of Operations - Quarters ended
          March 31, 1994 and 1993                                                           2

          Statements of Cash Flows -
          Quarters ended March 31, 1994
          and 1993                                                                          3

          Notes to Condensed Financial Statements                                          4-8

          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                                             9-12

     PART II.  OTHER INFORMATION:

          ITEM 1.   Legal Proceedings                                                       13

          ITEM 2-5. Inapplicable                                                            13

          ITEM 6.   Exhibits and Reports on Form 8-K                                        13






                                             NORD RESOURCES CORPORATION AND SUBSIDIARIES
                                                      CONDENSED BALANCE SHEETS
                                                           (In Thousands)
                                                               ASSETS
                                                               ------
                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       1994            1993
                                                                                       ----            ----
CURRENT ASSETS:
  Cash and Cash Equivalents                                                           $ 18,853         $ 20,555
  Accounts Receivable                                                                    9,351            9,442
  Accounts Receivable - related party                                                    2,850            1,376
  Inventories - at lower of cost (first-in, first-out) or market:
    Finished and Semi-Finished                                                           4,913            5,527
    Supplies                                                                             2,272            2,354
                                                                                     ---------        ---------
                                                                                         7,185            7,881

  Prepaid Expenses                                                                       2,497            1,822
  Income Tax Asset                                                                       2,105            2,105
                                                                                     ---------        ---------

TOTAL CURRENT ASSETS                                                                    42,841           43,181

RESTRICTED CASH AND INVESTMENTS                                                          4,847            5,380

INCOME TAX ASSET                                                                        11,459           11,527

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                                7,114            6,552

PROPERTY, PLANT AND EQUIPMENT, net                                                      86,446           86,250

OTHER ASSETS                                                                             9,814            9,868
                                                                                     ---------        ---------
                                                                                     $ 162,521        $ 162,758
                                                                                     ---------        ---------
                                                                                     ---------        ---------


                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                                                     $ 4,334          $ 4,478
  Accounts Payable - related party                                                       2,185            1,454
  Accrued Expenses                                                                       4,658            4,251
  Current Maturities of Long-Term Debt                                                   4,280            4,451
                                                                                      --------          -------

TOTAL CURRENT LIABILITIES                                                               15,457           14,634

LONG-TERM DEBT                                                                          19,472           19,738

IMPUTED INTEREST ON NON-INTEREST BEARING DEBT                                            2,522            2,653

OTHER LONG-TERM LIABILITIES                                                              7,351            6,895

STOCKHOLDER LITIGATION SETTLEMENT                                                        4,250            4,250

MINORITY INTEREST                                                                        5,440            5,779

STOCKHOLDERS' EQUITY:
  Common Stock                                                                             151              151
  Additional Paid-in Capital                                                            53,856           53,856
  Retained Earnings                                                                     54,020           54,703
  Cumulative Foreign Currency
   Translation Adjustment                                                                  282              379
  Minimum Pension Liability                                                               (280)            (280)
                                                                                     ----------       ----------
                                                                                       108,029          108,809
                                                                                     ---------        ---------
                                                                                     $ 162,521        $ 162,758
                                                                                     ---------        ---------
                                                                                     ---------        ---------


                                             See notes to condensed financial statements




                                             NORD RESOURCES CORPORATION AND SUBSIDIARIES
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                              (In Thousands, Except Per Share Amounts)


                                                                                               QUARTERS ENDED
                                                                                                  March 31
                                                                                               ----------------
                                                                                               1994      1993
                                                                                               ----      ----

REVENUES:
 Sales                                                                                      $ 17,316  $ 21,001
 Interest and other                                                                              265        74
 Litigation recoveries                                                                            50       500
                                                                                            --------  --------

TOTAL REVENUES                                                                                17,631    21,575

COSTS AND EXPENSES:
 Cost of Sales                                                                                15,408    19,050
 Selling, General & Administrative Expenses                                                    2,843     2,907
 Interest                                                                                        476     1,705
 Stockholder Litigation Settlement                                                                       4,750
                                                                                            --------   --------

TOTAL COSTS & EXPENSES                                                                        18,727    28,412
                                                                                            --------  --------

(LOSS) FROM CONTINUING
 OPERATIONS BEFORE EQUITY IN NET EARNINGS
 (LOSS) OF AFFILIATE, MINORITY INTEREST
 AND INCOME TAXES                                                                             (1,096)   (6,837)

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE                                                       414       (58)
MINORITY INTEREST                                                                                339       102
                                                                                           ---------   --------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                                           (343)   (6,793)

INCOME TAXES                                                                                     340       420
                                                                                           ---------   -------

(LOSS) FROM CONTINUING OPERATIONS                                                               (683)   (7,213)

(LOSS) FROM DISCONTINUED OPERATIONS                                                                -         -
                                                                                            --------   -------

 NET (LOSS)                                                                                  $  (683)  $(7,213)
                                                                                            --------   -------
                                                                                            --------   -------

(LOSS) PER COMMON AND COMMON EQUIVALENT
 SHARE
  From continuing operations                                                                 $  (.05) $   (.48)
  From discontinued operations                                                                     -         -
                                                                                             -------   -------

  Net (loss)                                                                                 $  (.05)  $  (.48)
                                                                                             -------   -------
                                                                                             -------   -------

  Average shares                                                                              15,140    15,130
                                                                                              ------   -------
                                                                                              ------   -------

                                                                  2






                                             See notes to condensed financial statements


                             NORD RESOURCES CORPORATION AND SUBSIDIARIES
                                      CONDENSED STATEMENTS OF
                                             CASH FLOWS
                                           (In Thousands)


                                                                                               QUARTERS ENDED
                                                                                                  MARCH 31
                                                                                               ------------------
                                                                                                1994       1993
                                                                                              --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                                                  $  (683)    $(7,213)
  Adjusted for:
   Changes in Assets and Liabilities                                                               87      (5,615)
   Minority Interest                                                                             (339)       (102)
   Depreciation, Depletion & Amortization                                                       2,505       4,461
   Litigation Settlement                                                                                    4,250
   Other Non-Cash Items                                                                          (341)        833
  Net cash used in discontinued operations                                                                   (358)
                                                                                             ---------    --------

  Net Cash Provided By (Used In)
   Operating Activities                                                                         1,229      (3,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                                                        (2,403)     (5,354)
   Other Assets                                                                                  (244)     (1,053)
   Proceeds from Sale of a Minority
    Interest in a Subsidiary                                                                                4,950
   Decrease (Increase) in Investment
    in and Advances to Affiliates                                                                (244)       (558)
                                                                                             ---------     -------

   Net Cash (Used In) Investing Activities                                                     (2,891)     (2,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of Indebtedness                                                                      (573)     (4,967)
   Restricted Cash                                                                                533      (1,062)
   Stock Option Activity                                                                                        5
                                                                                             ---------    --------

   Net Cash (Used In) Provided
    by Financing Activities                                                                       (40)     (6,024)
                                                                                             ---------    --------

(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                                   (1,702)    (11,783)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                                                           20,555      15,800
                                                                                             --------    --------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                                                               $ 18,853    $  4,017
                                                                                             --------    --------
                                                                                             --------    --------



                                                                  3



                                             See notes to condensed financial statements


                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     QUARTERS ENDED MARCH 31, 1994 AND 1993

1.   FINANCIAL STATEMENTS
     --------------------


     The balance sheet at December 31, 1993 is condensed financial information taken from the audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first quarter of 1994 are not necessarily indicative of the results that may be expected for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders.


2.   ACCOUNTING POLICIES
     -------------------


     On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

     The financial statements include the accounts of Nord Resources Corporation ("Parent") and its wholly-owned subsidiaries and partnerships (the "Company") and its 50% interest in Sierra Rutile Limited ("SRL").
     Financial statements amounts relating to SRL represent the Company's proportionate share in each of the assets, liabilities and operations of SRL, which are 100% owned by the Company through November 17, 1993 and 50% owned thereafter. All significant intercompany transactions and balances are eliminated. Investment in 20% to 40%-owned affiliates and joint ventures and in affiliates or joint ventures in which the Company's investment may temporarily be in excess of 40% are carried using the equity method.

3.   MINORITY INTEREST
     -----------------


     In March 1993, the Company and a subsidiary entered into a Stock Purchase Agreement ("Agreement") under which a 20% interest in Norplex, Inc. ("Norplex"), which owns 100% of NKC, was sold to an investor. The investor also received an option to purchase an additional 31% interest in Norplex from the Company at a price which increases from $23,000,000 during 1994 to $36,000,000 during 1997, after which it expires if unexercised. Under this option, the price received by the Company would be reduced by an amount, determined at exercise date, equal to the cumulative amount of temporary tax differences of Norplex plus operating losses used by the Company multiplied by Norplex's marginal tax rate and the percentage of Norplex owned by the investor after exercise. This amount is estimated to be $5,506,000 at March 31, 1994, if the investor had exercised the 31% option at that date.

     The Agreement provides both the Company and the investor with the right of first refusal if either party elects to sell any of its interest in Norplex and requires the Company, if necessary, to fund up to $5,000,000 of cash requirements of NKC in 1994 if the investor elects not to contribute its 20% portion of such cash requirement. Through March 31, 1994 the Company has funded 100% of the $1,000,000 in cash required by NKC. The Agreement also requires NKC to purchase a portion of its raw material requirements from the investor at market prices.

     Related party transactions in 1994 (there were none in 1993) with the minority investor in Norplex include the following (in thousands):

          Sales                      $  2,433
                                     --------
                                     --------

          Raw material purchases     $  2,674
                                     --------
                                     --------


4.   DISPOSITION OF 50% OF RUTILE OPERATIONS
     ---------------------------------------


     The Company sold 50% of its equity interest in rutile operations ("SRL") in November 1993 for initial proceeds of $54,800,000. The total amount of cash to be received and any gain or loss on the transaction will be based on the audited book value of SRL at the date of the sale, such amount is expected to be determined during 1994. The Company's balance sheet at March 31, 1994 includes net assets of $404,000 in excess of the initial proceeds received from this transaction.

5.   INDEBTEDNESS
     ------------


     The Company did not require any additional borrowings and repaid $573,000 of debt during the first quarter of 1994.

     The Company incurred $556,000 of interest cost in the first quarter of 1994, of which $80,000 was capitalized in connection with capital expenditure programs at SRL. No interest was capitalized in 1993.


6.   INCOME TAXES
     ------------


     Income taxes consist of the following:



                                                                 Quarters Ended
                                                                    March 31,
                                                                 --------------
                                                                 1994      1993
                                                                 ----      ----
                                                                 (In Thousands)

       Foreign:
        Currently payable                                        $ 272     $ 445
        Long-term deferred (benefit)                                68       (25)
                                                                 -----     -----
        Total                                                    $ 340     $ 420
                                                                 -----     -----
                                                                 -----     -----




     Domestic income taxes have not been provided on undistributed earnings of the foreign subsidiaries aggregating $56,400,000 at March 31, 1994 which the Company intends to reinvest in the foreign operations. The unrecognized domestic deferred tax liability for the temporary differences related to the Company's investment in its foreign subsidiaries was estimated to be $16,500,000 at March 31, 1994.


7.   NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
     -------------------------------------------------


     Net (loss) per common share and common equivalent share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilative effect of common share equivalents when applicable.

8.   EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE
     ------------------------------------------


     The Company has a 35% interest in Nord Pacific Limited at March 31, 1994 (47% until February 15, 1994). Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:




                                                                 Quarters Ended
                                                                    March 31,
                                                              -------------------
                                                                 (In Thousands)
                                                                 1994      1993
                                                                 ----      ----

     Revenues                                                  $4,133    $  812
     Costs and Expenses                                         3,070       958
                                             `                 ------    -------

     Net earnings (Loss)                                       $1,063    $ (146)
                                                               ------    -------
                                                               ------    -------




     The above revenues include a $764,000 and a $789,000 gain on forward currency contracts for the quarters ended March 31, 1994 and 1993, respectively. The Company's share of the net earnings (loss) for the quarter ended March 31, 1994 and 1993 was $385,000 and $(62,000), respectively.


9.   DISCONTINUED OPERATIONS
     -----------------------


     In August 1993 the Company disposed of the perlite operations for $1,270,000 in cash, for a gain of $106,000. During the first quarter of 1993 the Company charged $423,000, for operating losses of the perlite operation to the provision for operating losses.


10.  LITIGATION
     ----------


     The Company has reached settlements with all principal defendants in SRL's action against those allegedly responsible for certain allegedly improper and fraudulent transactions against SRL, except for one remaining defendant and certain related parties thereto. The settling defendants have agreed to pay $7.85 million to the Company, of which $5.75 million has already been collected and recognized as revenue. The financial statements of the Company for the quarter ended March 31, 1994 and 1993 include $50,000 and $500,000 respectively, of other revenue in connection with these settlements. The remainder of the settlements will be included in earnings upon assurance of collectibility.

     In May 1993, an agreement in principle was reached for settlement of a class action complaint filed by stockholders in October 1990 against the Company and certain of its officers and directors. The terms of the settlement agreement were approved by the Board of Directors of the Company and in April 1994 by the United States District Court after which the case was dismissed subject to the Company's compliance with the terms of the settlement agreement. The settlement agreement requires the Company to pay a total of $4,750,000, consisting of $500,000 in cash, which was paid in April 1994, and $4,250,000 in Common Stock of the Company. In addition, the Company will pay up to $100,000 for costs of notice and administration. Since all costs of the settlement will be borne by the Company, the entire amount of the settlement was recorded in the quarter ended March 31, 1993.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------


Cash decreased from $20,555,000 at December 31, 1993 to $18,853,000 at March 31, 1994. The Company's operating activities provided $1.2 million in cash during the first quarter of 1994. Cash of $2.4 million was used for additions to property, plant and equipment and $573,000 was used to repay indebtedness.

In February 1994, the Company converted $2.9 million of its advances to Pacific to shares of Pacific's common stock, in connection with Pacific successfully completing a public offering of its shares in Australia. The Company does not project receiving dividends in 1994 on its investment in Pacific but expects to be repaid costs incurred by it on behalf of Pacific, which are estimated at $200,000 in 1994.

The Company's cash flow from operating activities during the first quarter of 1994 was provided exclusively by the rutile operations. Due to certain lender imposed limitations on dividend payments by Sierra Rutile Limited ("SRL"), the cash flow generated by SRL is not available for general corporate use. At March 31, 1994, $6.0 million of the Company's cash balance is at SRL and is restricted as to dividend payment. The remainder of the Company's operations experienced a cash shortfall of $1.3 million during the first quarter of 1994, which required the use of a portion of the Company's available cash balances. This trend is expected to continue until such time as the Company's kaolin operation is able to generate operating cash flow to fund its operations, to repay the Company funds previously advanced and to pay a dividend to the Company.

Payments under lease agreements at Nord Kaolin Company ("NKC") are secured by a guaranty by the Company. Under the terms of the guaranty, the Company is required to maintain certain covenants, including minimum levels of tangible net worth compared to total liabilities and cash flow relative to current maturities of long-term debt. The lessors have agreed that a covenant violation by the Company under the guaranty will not result in a default under the NKC lease agreements through December 31, 1994. Any covenant violation by the Company after December 31, 1994 would result in a default under the NKC lease agreements. The Company, however, has the right to cure a covenant default through September 1995 by securing a letter of credit in the name of the lessors which currently would be in the amount of $25 million. The lease agreements also place restrictions on the amount of cash which NKC may transfer to the Company and its other owner and limitations on the repayment of advances previously made by the Company to NKC. Financing agreements at SRL require SRL to maintain various financial ratios while indebtedness is outstanding and additional financial ratios prior to declaring a dividend and also place limitations on the amount of cash transfers from SRL to its owners. Until SRL's capital expansion program attains "project completion", as defined in the financing agreements, the Company has agreed to provide 100% of any funds which may be required by SRL to fulfill its financial obligations, of which 50% is to be reimbursed to the Company by its joint venture partner in SRL. The Company and its subsidiaries are in compliance with all covenants at March 31, 1994.

The Company's principal financial requirements, anticipated sources and uses of funds for 1993 on a segment basis are described below.


RESULTS OF OPERATIONS
- - ---------------------


The loss from continuing operations for the quarters ended March 31, 1994 and 1993 was $683,000 and $7,213,000, respectively. The Company's operations during the first quarter of 1994 include 50% of the results of the rutile segment due to the sale of 50% of that operation in November 1993. Sales volume at the kaolin segment improved by 21% in 1994 and overall cost of sales as a percent of sales improved in the first quarter of 1994 compared to 1993. Decreases in selling, general and administrative expense and interest expense also contributed to the decreased loss in the first quarter of 1994 compared to 1993. Included in the 1993 loss was an expense of $4,750,000 which was accrued for settlement of litigation against the Company and certain of its officers and directors. Operations were favorably impacted in the first quarter of 1993 by $500,000 of other revenue recognized in connection with the settlement with a defendant of litigation instituted by SRL. Interest expense decreased by $1,200,000 in the first quarter of 1994 compared to the same period in 1993 as the Company has paid off a substantial amount of debt in the fourth quarter of 1993 and $80,000 of interest cost was capitalized in 1994 while no interest was capitalized in 1993. The amount of income taxes provided on foreign earnings decreased in 1994 compared to 1993 due to a lower level of taxable foreign earnings recognized by the Company during the first quarter of 1994 compared to the same period of 1993.

An analysis of the changes in revenues, cost of sales and operating earnings on a segment basis is contained below.

                                     Rutile
                                     ------


During November 1993, the Company sold 50% of its interest in SRL. The amounts disclosed for SRL include 100% of SRL's operations in 1993 and 50% in 1994.

The Company's shares of revenues for the first quarter ended March 31, 1994 and 1993 were $7,750,000 and $13,523,000, respectively. Revenues for 100% of SRL's operations increased in 1994 compared to 1993, as the number of metric tons ("tonnes") sold increased by 29%, more than offsetting a 9% decrease in the average price of tonnes sold in 1994 compared to 1993. The Company anticipates that lower average prices received for rutile will continue throughout 1994 compared to 1993. Revenues during the first quarter of 1993 include $500,000 recognized from a partial settlement of litigation instituted by SRL, as previously noted. Included in revenues are sales to individual customers which exceeded 10% of the Company's revenues during 1994 and 1993. Although there is no indication that current relationships with SRL's customers in 1994 are likely to change, in the event that any major customers were lost or if the customers significantly reduced their orders, such loss or significant reduction could have a material adverse effect upon the financial condition and operations of the Company. The Company's share of SRL's revenues include sales to two customers of $2,433,000 and $2,198,000 during the first quarter of 1994 and to two customers of $4,634,000 and $2,356,000 during the first quarter of 1993, each of which exceeded 10% of the Company's revenues during the respective periods.

Cost of sales as a percentage of sales was 77.5% in the first quarter of both 1994 and 1993. The impact of the previously noted lower average sales prices in 1994 was generally offset by a reduction in cost of sales, primarily due to less depreciation allocation to each tonne of product.

The Company's share of operating earnings from this segment in the first quarter of 1994 were $1,570,000 compared to $2,304,000 for the same period in 1993. After adjusting for the impact of the Company's sale of 50% of SRL in 1993, operating earnings in 1994 were better than those reported in 1993 due in part to the additional gross margin generated from the sale of a higher number of tonnes in 1994. Operating earnings for the first quarter of 1993 included the previously noted $500,000 recognized from a litigation settlement. Also, selling, general and administrative costs decreased by $930,000 in the first quarter of 1994 compared to 1993 as a result of the elimination of legal costs associated with the aforementioned litigation (now being paid entirely by the Corporate segment) and a lower amount of corporate costs allocated to this segment in 1994.

                                     Kaolin
                                     ------


Revenues increased to $9,628,000 in the quarter ended March 31, 1994 compared to $7,958,000 during the same period of 1993. Revenues for the quarter ended March 31, 1994 and 1993 include $6.5 million and $5.1 million, respectively, from sales of the Company's Norplex-R- and Norcal-R- products. During the first quarter of 1994, revenues from Norplex-R- decreased by 2.6% compared to 1993 as tons sold decreased but average selling prices increased by 6.4% due to the mix of products sold. Sales of Norcal-R- products increased to 6,200 tons in 1994 compared to 1,400 tons sold in 1993 at average prices 7% greater than those received in 1993. Sales of conventional products increased by 12% in 1994, at prices slightly lower than those received in 1993.

Cost of sales as a percentage of sales was 98% for the first quarter of 1994 compared to 110% for the same period in 1993, due primarily to the aforementioned increase in sales revenue, mix of products sold and decreases in production costs including certain raw materials.

An operating loss of $1,248,000 was incurred during the first quarter of 1994 compared to $2,533,000 during the same period of 1993 due primarily to the above noted improvement in the cost of sales percentage. Although this segment has incurred operating losses during the past few years, the Company anticipates that continued improvement in new product sales volume and product mix will have a favorable impact on gross margin and operating results in future periods. Funds provided by the minority investor in 1993 have strengthened the financial position of this segment during this new product introduction period.

NKC has incurred annual operating losses beginning in 1989 due primarily to the costs associated with development and market introduction of its Norplex-R-products and in part to lower demand and prices for certain of its products as a result of the recession. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its costs of production. This situation has improved during the first quarter of 1994, and NKC has realized a sufficient volume of sales to recover its costs of production. The Company estimates that as sales volume increases, including increased sales of Norplex-R- products which are being emphasized, NKC will reduce the level of operating losses it has been incurring. However, the Company cannot precisely estimate when or if adequate sales levels will be attained to achieve an operating profit or the level of operating losses which may be incurred during future periods. However, the Company believes that, based upon recent conversions of customers to the Norplex-R- products and probable future testing and conversion at a number of different customer locations, that the above noted improvement in sales levels and operating results is more likely than not to occur.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
- - -------    -----------------

The Company's Form 10-K for the fiscal year ended December 31, 1993 ("Form 10-K") describes (i) an Arbitration award in favor of Sierra Rutile Limited ("SRL"), a wholly-owned subsidiary of the Company, against Brinc, Ltd., formerly known as Bomar Resources, Inc., (ii) a proceeding in the United States District Court for the Southern District Court of New York captioned SIERRA RUTILE LIMITED v. BOMAR RESOURCES, INC., 90 Civ. 835, in which arbitration of SRL's, disputes with Brinc were compelled, (iii) an action in the United States District Court for the Southern District of New York captioned SIERRA RUTILE LIMITED v. SHIMON Y. KATZ, ET AL., 90 Civ. 4913 (JFK) and (iv) a proceeding in the United States District Court for the Southern District of Ohio captioned IN RE NORD RESOURCES CORPORATION SECURITIES LITIGATION (Dayton) (Civil Action No. C-3-90-391). No material changes have occurred with respect to the Arbitration award or any of the proceedings disclosed in the Form 10-K, except that with respect to the lawsuit in the United States District Court for Southern District of Ohio, the Court has approved a settlement agreement reached by the parties involved and the case has been dismissed subject to the Company's compliance with the terms of the settlement agreement. Under the settlement terms, the Company will pay a total of $4,750,000, which is comprised of $500,000 in cash and $4,250,000 in stock. In addition, the Company will pay the costs of notice and administration up to $100,000.

ITEMS 2-5.
- - ----------

Inapplicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- - -------    --------------------------------

A.        No reports were filed on Form 8-K during the first quarter of 1994.

                                    Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NORD RESOURCES CORPORATION
                                             (Registrant)



                                             s/Terence H. Lang
                                             --------------------------------
                                             Terence H. Lang
                                             Senior Vice President - Finance
                                             (Principal Financial Officer and
                                              Authorized Officer)



DATE:  May 13, 1994