Form 10-Q
period 1994-06-30
NORD RESOURCES CORP
filed 1994-08-15
CIK 72316

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               -------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2


                           NORD RESOURCES CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                           85-0212139
     ---------------------                   ---------------------
     (State or other jurisdiction       (I.R.S. Employer Identification No.)
      of incorporation or organization)

8150 Washington Village Drive, Dayton Ohio             45458
- - ------------------------------------------             -----
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (513) 433-6307
                                                   --------------

                                 NOT APPLICABLE
                 -----------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X    NO
                                      ----    ----

Common shares outstanding as of June 30, 1994: 15,139,974

                           NORD RESOURCES CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                 PAGE
                                                                NUMBER
                                                                ------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Financial Statements:

          Condensed Balance Sheets - June 30,
          1994 and December 31, 1993                                1

          Statements of Operations - Quarter and
          Two Quarters Ended June 30, 1994 and 1993                 2

          Condensed Statements of Cash Flows -
          Two Quarters Ended June 30, 1994
          and 1993                                                  3

          Notes to Condensed Financial Statements                  4-8


          ITEM 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                          9-13

PART II.  OTHER INFORMATION:

          ITEM 1.   Legal Proceedings                               14

          ITEM 2-5. Inapplicable                                    15

          ITEM 6.   Exhibits and Reports on Form 8-K                15

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                     ASSETS

                                                  JUNE 30,          DECEMBER 31,
                                                    1994               1993
                                                 ---------          ------------
CURRENT ASSETS:
  Cash and Cash Equivalents                      $  12,749            $  20,555
  Accounts Receivable                               11,169                9,442
  Accounts Receivable - related party                2,525                1,376
  Inventories - at lower of cost
   (first-in, first-out) or market:
    Finished and Semi-Finished                       6,869                5,527
    Supplies                                         2,722                2,354
                                                 ---------            ---------
                                                     9,591                7,881

  Prepaid Expenses                                   2,549                1,822
  Income Tax Asset                                   2,105                2,105
                                                 ---------            ---------
TOTAL CURRENT ASSETS                                40,688               43,181


RESTRICTED CASH AND INVESTMENTS                      4,841                5,380

INCOME TAX ASSET                                    11,460               11,527

INVESTMENTS IN AND ADVANCES TO AFFILIATES            7,494                6,552

PROPERTY, PLANT AND EQUIPMENT, net                  87,746               86,250

OTHER ASSETS                                         8,962                9,868
                                                 ---------            ---------
                                                 $ 161,191            $ 162,758
                                                 ---------            ---------
                                                 ---------            ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                               $   4,911            $   4,478
  Accounts Payable - related party                   3,224                1,454
  Accrued Expenses                                   3,896                4,251
  Current Maturities of Long-Term Debt               3,738                4,451
                                                 ---------            ---------
TOTAL CURRENT LIABILITIES                           15,769               14,634

LONG-TERM DEBT                                      18,684               19,738

IMPUTED INTEREST ON NON-INTEREST BEARING DEBT        2,351                2,653

OTHER LONG-TERM LIABILITIES                          7,291                6,895

STOCKHOLDER LITIGATION SETTLEMENT                    4,250                4,250

MINORITY INTEREST                                    5,139                5,779

STOCKHOLDERS' EQUITY:
  Common Stock                                         151                  151
  Additional Paid-in Capital                        53,856               53,856
  Retained Earnings                                 53,698               54,703
  Cumulative Foreign Currency
   Translation Adjustment                              282                  379
  Minimum Pension Liability                           (280)                (280)
                                                   107,707              108,809
                                                 ---------            ---------
                                                 $ 161,191            $ 162,758
                                                 ---------            ---------
                                                 ---------            ---------

                  See notes to condensed financial statements.

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Amount)

                                                                TWO QUARTERS
                                            QUARTER ENDED           ENDED
                                               JUNE 30             JUNE 30
                                           --------------      --------------
                                           1994      1993      1994      1993
                                           ----      ----      ----      ----
REVENUES:
 Sales                                   $ 15,770  $ 24,875  $ 33,086  $ 45,876
 Interest and other revenues                  255       158       519       232
 Litigation recoveries                        500                 550       500
                                         --------- --------  --------  --------
TOTAL REVENUES                             16,525    25,033    34,155    46,608

COSTS AND EXPENSES:
 Cost of sales                             14,271    22,251    29,679    41,300
 Selling, general & administrative
   expenses                                 2,762     3,198     5,605     6,105
 Shareholder litigation settlement                                        4,750
 Interest                                     435     1,647       911     3,352
                                         --------- --------  --------  --------
TOTAL COSTS & EXPENSES                     17,468    27,096    36,195    55,507
                                         --------- --------  --------  --------
(LOSS) BEFORE EQUITY IN NET EARNINGS
 (LOSS) OF AFFILIATE, MINORITY INTEREST
  AND INCOME TAXES                           (943)   (2,063)   (2,040)   (8,899)

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE    523    (1,050)      938    (1,108)

MINORITY INTEREST                             301       527       640       628
                                         --------- --------  --------  --------
(LOSS) BEFORE INCOME TAXES                   (119)   (2,586)     (462)   (9,379)

INCOME TAXES                                  203       343       543       762
                                         --------- --------  --------  --------
NET (LOSS)                                $  (322) $ (2,929) $ (1,005) $(10,141)
                                         --------- --------  --------  --------
                                         --------- --------  --------  --------

(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

  Net (loss)                              $  (.02) $   (.19) $   (.07) $   (.67)
                                         --------- --------  --------  --------
                                         --------- --------  --------  --------
  Average shares                           15,140    15,132    15,140    15,131
                                         --------- --------  --------  --------
                                         --------- --------  --------  --------

                  See notes to condensed financial statements.

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                             CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                 (In Thousands)

                                                           TWO QUARTERS ENDED
                                                                 JUNE 30
                                                            ----------------
                                                          1994            1993
                                                         ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings (Loss)                                   $ (1,005)     $ (10,141)
  Adjusted for:
   Changes in Assets and Liabilities                      (3,068)        (3,756)
   Minority Interest                                        (640)          (628)
   Depreciation, Depletion & Amortization                  5,346          8,489
   Shareholder Litigation Settlement                                      4,250
   Other Non-Cash Items                                     (842)         1,881
                                                        --------      ---------
   Net cash provided by (used in) operating Activities      (209)            95

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                   (6,226)        (6,604)
   (Increase) Decrease in Other Assets                       289         (1,545)
   Proceeds from Sale of a Minority
    Interest in a Subsidiary                                              4,950
   Decrease (Increase) in Investment
    in and Advances to Affiliates                           (101)        (1,155)
                                                        --------      ---------
   Net Cash (Used In) Investing Activities                (6,038)        (4,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional Borrowings                                                  2,000
   Payments of Indebtedness                               (2,098)        (8,089)
   Restricted Cash                                           539         (1,160)
   Stock Option Activity                                                     13
                                                        --------      ---------
   Net Cash (Used In) Provided by Financing Activities    (1,559)        (7,236)
                                                        --------      ---------
(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                              (7,806)       (11,495)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                      20,555         15,800
                                                        --------      ---------
CASH AND CASH EQUIVALENTS -
END OF PERIOD                                           $ 12,749        $ 4,305
                                                        --------      ---------
                                                        --------      ---------

                  See notes to condensed financial statements.

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTERS ENDED JUNE 30, 1994 AND 1993


1.   FINANCIAL STATEMENTS

     The balance sheet at December 31, 1993 is condensed financial information taken from the audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first two quarters of 1994 are not necessarily indicative of the results that may be expected for the entire year.

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

3.   MINORITY INTEREST

     In March 1993, the Company and a subsidiary entered into a Stock Purchase Agreement ("Agreement") under which a 20% interest in Norplex, Inc. ("Norplex"), which owns 100% of NKC, was sold to an investor. The investor also received an option to purchase an additional 31% interest in Norplex from the Company at a price which increases from $27,000,000 during 1994 to $36,000,000 during 1997, after which it expires if unexercised. Under this option, the price received by the Company would be reduced by an amount, determined at exercise date, equal to the cumulative amount of temporary tax differences of Norplex plus operating losses used by the Company multiplied by Norplex's marginal tax rate and the percentage of Norplex owned by the investor after exercise. This amount is estimated to be $5,811,000 at June 30, 1994, if the investor had exercised the 31% option at that date.

     The Agreement provides both the Company and the investor with the right of first refusal if either party elects to sell any of its interest in Norplex and requires the Company, if necessary, to fund up to $5,000,000 of cash requirements of NKC in 1994 if the investor elects not to contribute its 20% portion of such cash requirement. Through June 30, 1994 the Company has funded 100% of the $2,041,000 in cash required by NKC. The Agreement also requires NKC to purchase a portion of its raw material requirements from the investor at market prices.

     Related party transactions with the minority investor in Norplex include the following:

                                        Two Quarters Ended
                                             June 30
                                        ------------------
                                        1994          1993
                                        ----          ----
                                          (In Thousands)


          Sales                         $3,381        $3,141

          Purchases                     $5,880


4.   DISPOSITION OF 50% OF RUTILE OPERATIONS

     The Company sold 50% of its equity interest in rutile operations ("SRL") in November 1993 for initial proceeds of $54,800,000. The total amount of cash to be received and any gain or loss on the transaction will be based on the audited book value of SRL at the date of the sale, such amount is expected to be determined during 1994. The Company's balance sheet at June 30, 1994 includes net assets of $473,000 in excess of the initial proceeds received from this transaction.


5.   INDEBTEDNESS

     The Company did not require any additional borrowings and repaid $2,098,000 of debt during the first two quarters of 1994.

     The Company incurred $1,123,000 of interest cost in the first two quarters of 1994, of which $212,000 was capitalized in connection with capital expenditure programs at SRL. No interest was capitalized in 1993.


6.   INCOME TAXES

     Income taxes consist of the following:

                                             Two Quarters Ended
                                                   June 30,
                                                 ------------
                                             1994          1993
                                             ----          ----
                                               (In Thousands)
          Foreign:
             Currently payable              $ 476        $1,034
             Long-term deferred (benefit)      67          (272)
                                            -----        ------
             Total                          $ 543        $  762
                                            -----        ------
                                            -----        ------


     Domestic income taxes have not been provided on undistributed earnings of the foreign subsidiaries aggregating $56,900,000 at June 30, 1994 which the Company intends to reinvest in the foreign operations. The unrecognized domestic deferred tax liability for the temporary differences related to the Company's investment in its foreign subsidiaries was estimated to be $16,500,000 at June 30, 1994.

7.   NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net (loss) per common and common equivalent share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common share equivalents when applicable.


8.   EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE

     The Company has a 35% interest in Nord Pacific Limited at June 30, 1994 (47% until February 15, 1994). Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:


                                        Two Quarters Ended
                                             June 30,
                                        ------------------
                                          (In Thousands)
                                        1994           1993
                                        ----           ----
          Revenues                    $8,240        $   643
          Costs and expenses           5,852          3,009
                                      ------        -------
          Net earnings (loss)         $2,388        $(2,366)
                                      ------        -------
                                      ------        -------

     The above revenues include a $1,364,000 gain on foreign currency contracts for the two quarters ended June 30, 1994 and a $460,000 loss for the two quarters ended June 30, 1993. The Company's share of the net earnings
     (loss) for the two quarters ended June 30, 1994 and 1993 was $853,000 and $(1,116,000), respectively.


9.   DISCONTINUED OPERATIONS

     In August 1993 the Company disposed of the perlite operations for $1,270,000 in cash, for a gain of $106,000. During the first two quarters of 1993 the Company charged $549,000, for operating losses of the perlite operation to the provision for operating losses.

10.  LITIGATION

     The Company has reached settlements with all principal defendants in SRL's action against those allegedly responsible for certain allegedly improper and fraudulent transactions against SRL, except for one remaining defendant and certain related parties thereto. The settling defendants have agreed to pay $7.85 million to the Company, of which $6.2 million has already been collected and recognized as revenue. The remainder of the settlements will be included in earnings upon assurance of collectibility.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


Cash decreased from $20,555,000 at December 31, 1993 to $12,749,000 at June 30, 1994. The Company's operating activities required $209,000 in cash during the first two quarters of 1994. Cash of $6.2 million was used for additions to property, plant and equipment and $2.1 million was used to repay indebtedness.

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

The Company experienced a cash outflow from operating activities during the first two quarters of 1994, as cash was provided by rutile operating activities and cash was used in the other operating activities of the Company. Due to certain lender imposed limitations on dividend payments by Sierra Rutile Limited ("SRL"), the cash generated by SRL is not available for general corporate use. At June 30, 1994, $794,000 of the Company's cash balance is at SRL and is restricted as to dividend payment. The remainder of the Company's operations experienced a cash shortfall of $2.2 million during the first two quarters of 1994, which required the use of a portion of the Company's available cash balances. This trend is expected to continue until such time as the Company's kaolin operation is able to generate operating cash flow to fund its operations, to repay the Company funds previously advanced and to pay a dividend to the Company.

Payments under lease agreements at Nord Kaolin Company ("NKC") are secured by a guaranty by the Company. Under the terms of the guaranty, the Company is required to maintain certain covenants, including minimum levels of tangible net worth compared to total liabilities and cash flow relative to current maturities of long-term debt. The lessors have agreed that a covenant violation by the Company under the guaranty will not result in a default under the NKC lease agreements through December 31, 1994. Any covenant violation by the Company after December 31, 1994 would result in a default under the NKC lease agreements. The Company, however, has the right to cure a covenant default through September 1995 by securing a letter of credit in the name of the lessors which currently would be in the amount of $25 million. The lease agreements also place restrictions on the amount of cash which NKC may transfer to the Company and its other owner and limitations on the repayment of advances previously made by the Company to NKC. Financing agreements at SRL require SRL to maintain various financial ratios while indebtedness is outstanding and additional financial ratios prior to declaring a dividend and also place limitations on the amount of cash transfers from SRL to its owners. Until SRL's capital expansion program attains "project completion", as defined in the financing agreements, the Company has agreed to provide 100% of any funds which may be required by SRL to fulfill its financial obligations, of which 50% is to be reimbursed to the Company by its joint venture partner in SRL. The Company and its subsidiaries are in compliance with all covenants at June 30, 1994.

The Company's principal financial requirements, anticipated sources and uses of funds for 1994 on a segment basis are described below.


RESULTS OF OPERATIONS

The loss from operations for the two quarters ended June 30, 1994 and 1993 was $1,005,000 and $10,141,000, respectively. The loss for the quarter ended June 30, 1994 and 1993 was $322,000 and $2,929,000, respectively. The Company's operations for 1994 include 50% of the results of the rutile segment due to the sale of 50% of that operation in November 1993. The decline in loss from operations was primarily due to improvement in sales volume and prices and in cost of sales as a percent of sales in 1994 compared to 1993 at the kaolin segment. However, the earnings contribution to the Company from the rutile operation was lower in 1994 compared to 1993 due to the aforementioned sale of 50% of SRL. Operations were favorably impacted in the first two quarters of 1994 and 1993 by $550,000 and $500,000, respectively of revenue recognized in connection with the settlement with a defendant of litigation instituted by SRL. Decreases in selling, general and administrative expense and interest expense primarily related to the sale of 50% of SRL also contributed to the decreased loss in 1994 compared to 1993. Included in the 1993 loss was an expense of $4,750,000 which was accrued for settlement of litigation against the Company and certain of its officers and directors. Interest expense decreased in 1994 compared to 1993 as the Company paid off a substantial amount of debt in the fourth quarter of 1993 and $212,000 of interest cost was capitalized in 1994 while no interest was capitalized in 1993. The amount of income taxes provided on foreign earnings decreased in 1994 compared to 1993 due to a lower level of taxable foreign earnings recognized by the Company during 1994 compared to 1993.

An analysis of the changes in revenues, cost of sales and operating earnings on a segment basis is contained below.

                                     RUTILE


During November 1993, the Company sold 50% of its interest in SRL. The amounts disclosed for SRL include 100% of SRL's operations in 1993 and 50% in 1994.

The Company's shares of revenues for the first two quarters ended June 30, 1994 and 1993 were $12,700,000 and $30,100,000 respectively, and were $5,000,000 and
$16,600,000 in the second quarter of 1994 and 1993, respectively. Revenues for 100% of SRL's operations decreased in 1994 compared to 1993, as the number of metric tons ("tonnes") sold decreased by 8% for the first two quarters of 1994 compared to the same 1993 period and by 39% in the second quarter of 1994 compared to the second quarter of 1993. In addition, the average price per tonne of rutile sold was 9% lower in 1994 compared to 1993 prices. The Company anticipates that lower average prices received for rutile will continue throughout 1994 compared to 1993 but that tonnes sold for the full year of 1994 will exceed tonnes sold in 1993 (100% of SRL's operations). Revenues at SRL during the first two quarters of 1993 include $500,000 recognized from a partial settlement of litigation instituted by SRL, as previously noted (1994 settlements were received by the corporate segment). Included in revenues are sales to individual customers which exceeded 10% of the Company's revenues during 1994 and 1993. Although there is no indication that current relationships with SRL's customers in 1994 are likely to change, in the event that any major customers were lost or if the customers significantly reduced their orders, such loss or significant reduction could have a material adverse effect upon the financial condition and operations of the Company. The Company's share of SRL's revenues include sales to one customer of $3,400,000 during the first two quarters of 1994 and to one customer of $11,800,000 during the first two quarters of 1993, each of which exceeded 10% of the Company's revenues during the respective periods.

Cost of sales as a percentage of sales in the first two quarters of 1994 was 78% compared to 80% for the same period of 1993 and was 79% and 81% in the second quarter of 1994 and 1993, respectively. The cost of sales percentage in 1994 was negatively impacted by the previously noted decline in average sales price. However, a greater percentage decline in cost of sales was realized as production efficiencies in 1994 resulted in higher levels of production and lower average cost of production per tonne compared to 1993 amounts.

The Company's share of operating earnings from this segment in the first two quarters of 1994 were $2,595,000 compared to $4,445,000 for the same period in 1993 and were $1,025,000 and $2,140,000 in the second quarter of 1994 and 1993,
respectively.   After adjusting for the impact of  the Company's sale of 50% of
SRL in 1993, operating earnings during the first two quarters of 1994 improved over operating earnings during the same period of 1993, while operating earnings were comparable for the second quarters of 1994 and 1993. The improvement in operating earnings during the first two quarters of 1994 was due primarily to lower segment selling, general and administrative costs. The effect of lower number of tonnes sold and lower prices received in 1994 was generally offset by lower production costs resulting in a slight improvement in 1994 cost of sales percentage. Operating earnings during the second quarter of 1994 were comparable to 1993 as lower operating earnings due to a decline in tonnes sold and price were generally offset by the decline in selling, general and administrative expenses. Operating earnings for the first two quarters of 1993 included the previously noted $500,000 recognized from a litigation settlement. Selling, general and administrative costs decreased in 1994 compared to 1993 as a result of the elimination of legal costs associated with the aforementioned litigation (now being paid entirely by the Corporate segment) and a lower amount of corporate costs allocated to this segment in 1994.


                                     KAOLIN

Revenues increased to $20,444,000 in the two quarters ended June 30, 1994 compared to $16,080,000 during the same period of 1993. Revenues for the second quarter of 1994 increased to $10,816,000 compared to $8,121,000 for the same
period of 1993.   Revenues have increased in the two quarters and quarter ended
June 30, 1994 compared to the same periods in 1993 as tons sold and average sales prices increased for the Company's new Norplex-R- and Norcal-R- products. The Company sold 7% more tons of Norplex-R- for the two quarters ended June 30, 1994 and 24% more tons of Norplex-R- in the second quarter of 1994 as compared to the same periods in 1993. Revenues from Norplex-R- sales increased in the 1994 periods due to increases in selling prices and change in the mix of products sold. The Company doubled the sales volume of Norcal-R- products for the two quarters ended June 30, 1994 compared to the same period in 1993 and sold 22% more tons of Norcal-R- products in the second quarter of 1994 compared to the same period in 1993. Selling prices of Norcal-R- products averaged 4% higher in the 1994 periods than in 1993. The Company also realized an increase in tons sold and average sales prices for its conventional products for the two quarters and quarter ended June 30, 1994 compared to the same periods in 1993. Included in revenues are sales of $3,800,000 to one customer, which amount exceeded 10% of the Company's revenues during 1994. Although there is no indication that the current relationship with the customer in 1994 is likely to change, in the event that the customer was lost or if the customer significantly reduced its orders, such loss or significant reduction could have a material adverse effect upon the financial condition and operations of the Company.

Cost of sales as a percentage of sales was 96% for the first two quarters of 1994 compared to 107% for the same period in 1993. Cost of sales as a percentage of sales was 95% for the second quarter of 1994 compared to 105% for the same period in 1993. These decreases in cost of sales percentages are due primarily to the aforementioned increase in sales revenue, change in mix of products sold and a decrease in production costs including the cost of certain raw materials.

Operating loss was $2,262,000 for the first two quarters of 1994 compared to $4,750,000 for the same period in 1993. Operating loss was $1,014,000 for the second quarter of 1994 compared to $2,217,000 for the second quarter of 1993. Although this segment has incurred operating losses during the past few years, the Company anticipates that continued improvement in new product sales volume and product mix will have a favorable impact on gross margin and operating results in future periods.

NKC has incurred annual operating losses beginning in 1989 due primarily to the costs associated with development and market introduction of its Norplex-R-products and in part to lower demand and prices for certain of its products as a result of the recession. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its
costs of production.   This situation has improved during the first two quarters
of 1994, and NKC has realized a sufficient volume of sales to recover its costs of production. The Company estimates that as sales volume increases, including increased sales of Norplex-R- products which are being emphasized, NKC will reduce the level of operating losses it has been incurring. However, the Company cannot precisely estimate when or if adequate sales levels will be attained to achieve an operating profit or the level of operating losses which may be incurred during future periods. However, the Company believes that, based upon recent conversions of customers to the Norplex-R- products and probable future testing and conversion at a number of different customer locations, that the above noted improvement in sales levels and operating results is more likely than not to occur.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company's Form 10-K for the fiscal year ended December 31, 1993 ("Form 10-K") describes (i) an Arbitration award in favor of Sierra Rutile Limited ("SRL"), a 50% affiliate of the Company, against Brinc, Ltd., formerly known as Bomar Resources, Inc., (ii) a proceeding in the United States District Court for the Southern District Court of New York captioned SIERRA RUTILE LIMITED v. BOMAR RESOURCES, INC., 90 Civ. 835, in which arbitration of SRL's, disputes with Brinc were compelled, (iii) an action in the United States District Court for the Southern District of New York captioned SIERRA RUTILE LIMITED v. SHIMON Y. KATZ, ET AL., 90 Civ. 4913 (JFK) and (iv) a proceeding in the United States District Court for the Southern District of Ohio captioned IN RE NORD RESOURCES CORPORATION SECURITIES LITIGATION (Dayton) (Civil Action No. C-3-90-391). No material changes have occurred with respect to the Arbitration award or any of the proceedings disclosed in the Form 10-K, except that: (A) with respect to the Sierra Rutile Limited ("SRL") litigation, permission had been granted to assert additional claims against Tradeco Holdings Limited and Bomar International Limited, Cayman Island entities alleged by SRL to be controlled by Berisford International PLC on a guaranty and fraudulent conveyance claim. An answer denying SRL's allegations was filed on behalf of those entities and twenty days later, on August 4, 1994, an Amended Answer, including a counterclaim against SRL, cross-claims and purported third party claims against other defendants was filed. The counterclaim against SRL asserts, among other things, that the acts complained of by SRL and upon which its judgment in arbitration was predicated, was not only known to SRL but also participated in by the Company and others and constituted a fraud on Tradeco for which SRL had a liability or responsibility. The Third Party Complaint which was not timely served demanded relief from the Company and others. In proceedings in the United States District Court for the Southern District of New York, the Tradeco defendants were refused permission by the Magistrate Judge to serve and file the Third Party Complaint and that matter will be taken up with United States District Judge John F. Keenan. The Company intends to vigorously oppose the counterclaims asserted against it which it regards without merit, as well as any third party claims should they eventually be permitted to be filed. The Company has been advised by its counsel that based on the facts known to it Tradeco's asserted claims both by counterclaim and/or by third party claim are without merit, (B) with respect to the lawsuit in the United States District Court for Southern District of Ohio, the Court has approved a settlement agreement reached by the parties involved and the case has been dismissed subject to the Company's compliance with the terms of the settlement agreement. Under the settlement terms, the Company will pay a total of $4,750,000, which is comprised of $500,000 in cash and $4,250,000 in stock. In addition, the Company will pay the costs of notice and administration up to $100,000.

ITEMS 2-5.

Inapplicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.   No reports were filed on Form 8-K during the second quarter of 1994.

                                    Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NORD RESOURCES CORPORATION
                                             (Registrant)



                                             s/Terence H. Lang
                                             ------------------------
                                             Terence H. Lang
                                             Senior Vice President - Finance
                                             (Principal Financial Officer and
                                              Authorized Officer)



DATE:  August  14, 1994