Form 10-Q
period 1994-09-30
NORD RESOURCES CORP
filed 1994-11-14
CIK 72316

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2


                           Nord Resources Corporation
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            85-0212139
- - ---------------------------------                            ------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

8150 Washington Village Drive, Dayton Ohio                   45458
- - ------------------------------------------                   -----
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (513) 433-6307
                                                   --------------

                                 Not Applicable
                      -----------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X    NO
                                      ---     ---

Common shares outstanding as of September 30, 1994: 15,142,974

                           NORD RESOURCES CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I.  FINANCIAL INFORMATION:

         ITEM 1.    Financial Statements:

         Condensed Balance Sheets - September 30,
         1994 and December 31, 1993                              1

         Statements of Operations - Quarter and
         Three Quarters Ended September 30, 1994 and 1993        2

         Condensed Statements of Cash Flows -
         Three Quarters Ended September 30, 1994
         and 1993                                                3

         Notes to Condensed Financial Statements                4-9

         ITEM 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                 10-14

PART II. OTHER INFORMATION:

         ITEM 1.    Legal Proceedings                           15

         ITEM 2-5.  Inapplicable                                16

         ITEM 6.    Exhibits and Reports on Form 8-K            16

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                     ASSETS

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1994           1993
                                                                 -------------   -----------
CURRENT ASSETS:
  Cash and Cash Equivalents                                         $ 14,108        $ 20,555
  Accounts Receivable                                                  9,376           9,442
  Accounts Receivable - related party                                  1,035           1,376
  Refundable Income Taxes                                                179
  Inventories - at lower of cost (first-in, first-out) or market:
    Finished and Semi-Finished                                         7,478           5,527
    Supplies                                                           3,211           2,354
                                                                      ------          ------
                                                                      10,689           7,881

  Prepaid Expenses                                                     2,526           1,822
  Income Tax Asset                                                     2,105           2,105
                                                                      ------          ------

TOTAL CURRENT ASSETS                                                  40,018          43,181

RESTRICTED CASH AND INVESTMENTS                                        5,683           5,380

INCOME TAX ASSET                                                      11,696          11,527

INVESTMENTS IN AND ADVANCES TO AFFILIATES                              7,668           6,552

PROPERTY, PLANT AND EQUIPMENT, net                                    89,935          86,250

OTHER ASSETS                                                           9,205           9,868
                                                                      ------          ------
                                                                   $ 164,205       $ 162,758
                                                                   ---------       ---------
                                                                   ---------       ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                   $ 4,710         $ 4,478
  Accounts Payable - related parties                                   5,482           1,454
  Accrued Expenses                                                     3,521           4,251
  Current Maturities of Long-Term Debt                                 3,682           4,451
                                                                      ------          ------

TOTAL CURRENT LIABILITIES                                             17,395          14,634

LONG-TERM DEBT                                                        21,374          19,738

IMPUTED INTEREST ON NON-INTEREST BEARING DEBT                          2,232           2,653

OTHER LONG-TERM LIABILITIES                                            7,539           6,895

STOCKHOLDER LITIGATION SETTLEMENT                                      4,250           4,250

MINORITY INTEREST                                                      4,843           5,779

STOCKHOLDERS' EQUITY:
  Common Stock                                                           151             151
  Additional Paid-in Capital                                          53,873          53,856
  Retained Earnings                                                   52,546          54,703
  Cumulative Foreign Currency
   Translation Adjustment                                                282             379
  Minimum Pension Liability                                             (280)           (280)
                                                                       -----           -----
                                                                     106,572         108,809
                                                                     -------         -------
                                                                   $ 164,205       $ 162,758
                                                                   ---------       ---------
                                                                   ---------       ---------

                  See notes to condensed financial statements.

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Amount)

                                                                            THREE QUARTERS
                                                     QUARTER ENDED              ENDED
                                                     SEPTEMBER 30            SEPTEMBER 30
                                                    ---------------         ---------------
                                                    1994       1993         1994       1993
                                                    ----       ----         ----       ----
REVENUES:
   Sales                                         $ 15,971   $ 18,524     $ 49,057   $ 64,400
   Other revenues                                      28        506          264        642
                                                 --------   --------     --------   --------

      Total Revenues                               15,999     19,030      49,321      65,042

OPERATING COSTS AND EXPENSES:
   Cost of sales                                   14,296     17,290       43,974     58,590
   Selling, general & administrative expenses       3,111      2,806        8,717      8,910
                                                 --------   --------     --------   --------

     Total Operating Costs and Expenses            17,407     20,096       52,691     67,500
                                                 --------   --------     --------   --------
OPERATING (LOSS)                                   (1,408)    (1,066)      (3,370)    (2,458)

OTHER INCOME (EXPENSE):
   Interest income                                    160        166          444        262
   Interest expense                                  (354)    (1,720)      (1,265)    (5,073)
   Litigation recoveries                                       3,200          550      3,700
   Shareholder litigation settlement                                                  (4,750)
   Equity in net earnings (loss) of affiliate         149       (232)       1,087     (1,340)
   Minority interest                                  296        593          935      1,221
                                                 --------   --------     --------   --------

      Total Other Income (Expense)                    251      2,007        1,751     (5,980)
                                                 --------   --------     --------   --------

(LOSS) BEFORE INCOME TAXES                         (1,157)      (941)      (1,619)    (8,438)

INCOME TAX (BENEFIT) EXPENSE                           (5)       958          538      1,721
                                                 --------   --------     --------   --------

(LOSS) FROM CONTINUING OPERATIONS                  (1,152)       (17)      (2,157)   (10,159)

GAIN FROM DISCONTINUED OPERATIONS                                106                     106
                                                 --------   --------     --------   --------
NET EARNINGS (LOSS)                              $ (1,152)  $     89     $ (2,157)  $(10,053)
                                                 --------   --------     --------   --------
                                                 --------   --------     --------   --------

EARNINGS (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE:
    From continuing operations                   $   (.08)  $     --     $   (.14)  $  ( .67)
    From discontinued operations                                 .01                     .01
                                                 --------   --------     --------   --------
    Net earnings (loss)                          $   (.08)  $    .01     $   (.14)  $   (.66)
                                                 --------   --------     --------   --------
                                                 --------   --------     --------   --------

    Average shares                                 15,140     15,133       15,140     15,132
                                                 --------   --------     --------   --------
                                                 --------   --------     --------   --------


                  See notes to condensed financial statements.

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                             CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                 (In Thousands)

                                                                     THREE QUARTERS ENDED
                                                                         SEPTEMBER 30
                                                                    ----------------------
                                                                    1994              1993
                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                                  $ (2,157)        $ (10,053)
    Adjusted for:
        Changes in Assets and Liabilities                            890            (7,038)
        Minority Interest                                           (935)           (1,221)
        Depreciation, Depletion & Amortization                     7,857            12,618
        Shareholder Litigation Settlement                                            4,250
        Raw Material Contributed by Investor                                         4,619
        Other Non-Cash Items                                      (1,228)             (180)
                                                                --------         ---------

    Net Cash Provided by (Used In) Operating Activities            4,427             2,995

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                          (10,656)           (8,188)
   (Increase) Decrease in Other Assets                              (222)           (1,226)
   Proceeds from Sale of a Minority
     Interest in a Subsidiary                                                        4,950
   Decrease (Increase) in Investment
     in and Advances to Affiliates                                  (127)           (1,442)
                                                                --------         ---------

   Net Cash Provided by (Used In) Investing Activities           (11,005)           (5,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional Borrowings                                           3,001             2,000
   Payments of Indebtedness                                       (2,584)          (10,448)
   Restricted Cash and Investments                                  (303)           (1,860)
   Stock Option Activity                                              17                13
                                                                --------         ---------

   Net Cash Provided by (Used In) Financing Activities               131           (10,295)
                                                                --------         ---------

(DECREASE) IN CASH AND CASH EQUIVALENTS                           (6,447)          (13,206)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   20,555            15,800
                                                                --------         ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $ 14,108           $ 2,594
                                                                --------         ---------
                                                                --------         ---------


                  See notes to condensed financial statements.

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993


1.   FINANCIAL STATEMENTS


     The balance sheet at December 31, 1993 is condensed financial information taken from the audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first three quarters of 1994 are not necessarily indicative of the results that may be expected for the entire year.

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

3.   MINORITY INTEREST


     In March 1993, the Company and a subsidiary entered into a Stock Purchase Agreement ("Agreement") under which a 20% interest in Norplex, Inc. ("Norplex"), which owns 100% of NKC, was sold to an investor. The investor also received an option to purchase an additional 31% interest in Norplex from the Company at a price which increases from $27,000,000 during 1994 to $36,000,000 during 1997, after which it expires if unexercised. Under this option, the price received by the Company would be reduced by an amount, determined at exercise date, equal to the cumulative amount of temporary tax differences of Norplex plus operating losses used by the Company multiplied by Norplex's marginal tax rate and the percentage of Norplex owned by the investor after exercise. This amount is estimated to be $5,169,000 at September 30, 1994, if the investor had exercised the 31% option at that date.

     The Agreement provides both the Company and the investor with the right of first refusal if either party elects to sell any of its interest in Norplex and requires the Company, if necessary, to fund up to $5,000,000 of cash requirements of NKC in 1994 if the investor elects not to contribute its 20% portion of such cash requirement. Through September 30, 1994 the Company has funded 100% of the $3,150,000 in cash required by NKC. The Agreement also requires NKC to purchase a portion of its raw material requirements from the investor at market prices.

     Related party transactions with the minority investor in Norplex include the following:

                                Three Quarters Ended
                                    September 30
                                --------------------
                                 1994         1993
                                 ----         ----
                                   (In Thousands)
          Sales                 $6,040       $3,141

          Purchases             $9,008


4.   DISPOSITION OF 50% OF RUTILE OPERATIONS


     The Company sold 50% of its equity interest in rutile operations ("SRL") in November 1993 for initial proceeds of $54,800,000. The total amount of cash to be received and any gain or loss on the transaction will be based on the audited book value of SRL at the date of the sale with such amount expected to be determined during 1994. The Company's balance sheet at September 30, 1994 includes net assets of $473,000 in excess of the initial proceeds received from this transaction.


5.   INDEBTEDNESS


     The Company's 50% share of SRL's borrowings during 1994 was $3,001,000 while $2,584,000 of borrowings were paid during the same period, including $2,205,000 as the Company's share of payments by SRL.

     In June 1994, Nord Kaolin Company refinanced $1.9 million in Industrial Development Revenue Bonds. The new bonds contain a variable interest rate (4.20% at September 30, 1994) compared to a 10 1/8% fixed rate under the retired bonds. The new bonds are payable ratably over 10 years beginning July, 1995. The Company has secured payment of the bonds by obtaining a letter of credit in an amount equal to 120% of the amount of the bonds outstanding plus six months interest. The letter of credit is secured by funds invested by the Company which are restricted as to withdrawal.

     The Company incurred $1,676,000 of interest cost in the first three quarters of 1994, of which $411,000 was capitalized in connection with capital expenditure programs at SRL. No interest was capitalized in 1993.


6.   INCOME TAXES


     Income taxes consist of the following:

                                                  Three Quarters Ended
                                                     September 30,
                                                  --------------------
                                                   1994          1993
                                                  ------        ------
                                                     (In Thousands)

     Domestic:
       Currently payable (refundable)            $  (49)      $ 1,000
       Deferred                                                 6,900
       Change in Valuation Allowance                           (7,900)
                                                 ------       -------
        Total domestic                              (49)            0

        Foreign:
        Currently payable                          520          1,435
        Long-term deferred (benefit)                67            286
                                                 ------       -------
        Total foreign                              587          1,721
                                                 ------       -------

        Total                                    $  538       $ 1,721
                                                 ------       -------
                                                 ------       -------

                                        6

     Domestic income taxes have not been provided on undistributed earnings of the foreign subsidiaries aggregating $57,200,000 at September 30, 1994 which the Company intends to reinvest in the foreign operations. The unrecognized domestic deferred tax liability for the temporary differences related to the Company's investment in its foreign subsidiaries was estimated to be $16,800,000 at September 30, 1994.


7.   NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE


     Net (loss) per common and common equivalent share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common share equivalents when applicable.


8.   EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE


     The Company has a 35% interest in Nord Pacific Limited at September 30, 1994 (47% until February 15, 1994). Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:

                                       Three Quarters Ended
                                           September 30,
                                      ---------------------
                                          (In Thousands)
                                      1994              1993
                                      ----              ----
     Revenues                      $ 8,642          $  2,412
     Costs and expenses             (8,108)           (4,209)
     Other income (expense)          2,119            (1,627)
                                   -------          --------

     Net earnings (loss)            $2,653          $ (3,424)
                                    ------          --------
                                    ------          --------

     Other income (expense) includes a $1,920,000 gain on foreign currency contracts for the three quarters ended September 30, 1994 and a $962,000 loss for the three quarters ended September 30, 1993. The Company's share of the net earnings (loss) for the three quarters ended September 30, 1994 and 1993 was $946,000 and $(1,331,000), respectively.

9.   DISCONTINUED OPERATIONS


     In August 1993 the Company disposed of the perlite operations for $1,270,000 in cash, for a gain of $106,000. During the first three quarters of 1993 the Company charged $941,000, for operating losses of the perlite operation to the provision for operating losses.


10.  LITIGATION


     The Company has reached settlements with all principal defendants in SRL's action against those allegedly responsible for certain allegedly improper and fraudulent transactions against SRL, except for one remaining defendant and certain related parties thereto. The settling defendants have agreed to pay $7.85 million to the Company, of which $6.2 million has already been collected and recognized as revenue. The remainder of the settlements will be included in earnings upon assurance of collectibility. During August 1994, a defendant in this action filed counterclaims and third party claims against SRL and a former officer of the Company. The claims assert, among other things, that certain acts complained of by SRL in the above action and upon which a $56 million judgement was awarded to SRL in a previous arbitration were not only known to SRL but also were participated in by the Company and its officers. The Company has been advised by counsel that based on the facts presently known, the above claims are without merit and the Company intends to vigorously oppose the counterclaims and third party claims asserted.

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

11.  EQUITY


     The Company will be required to issue 690,159 shares of common stock pursuant to the terms of a settlement agreement as explained in Note 10. The terms of the agreement require the Company to issue the shares upon receipt of the list of authorized claimants. The Company anticipates that the shares could be issued prior to the end of 1994.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


Cash decreased from $20,555,000 at December 31, 1993 to $14,108,000 at September 30, 1994. The Company's operating activities provided $4.4 million in cash during the first three quarters of 1994. Cash of $7.7 million and $3.0 million of additional borrowings were used to pay for additions to property, plant and equipment and $2.6 million was used to repay indebtedness.

In February 1994, the Company converted $2.9 million of its advances to Pacific to shares of Pacific's common stock, in connection with Pacific successfully completing a public offering of its shares in Australia. The Company does not project receiving dividends in 1994 on its investment in Pacific in 1994.

The Company's operating activities provided cash during the first three quarters of 1994, as cash was provided by rutile operating activities and cash was used in the other operating activities of the Company. Due to certain lender imposed limitations on dividend payments by Sierra Rutile Limited ("SRL"), the cash generated by SRL is not available for general corporate use. At September 30, 1994, $3.0 million of the Company's cash balance is at SRL and is restricted as to dividend payment. The remainder of the Company's operating activities experienced a cash shortfall of $2.5 million during the first three quarters of 1994, which required the use of a portion of the Company's available cash balances. This trend is expected to continue until such time as the Company's kaolin operation is able to generate operating cash flow to fund its operations, to repay the Company funds previously advanced and to pay a dividend to the Company.

Payments under lease agreements at Nord Kaolin Company ("NKC") are secured by a guaranty by the Company. Under the terms of the guaranty, the Company is required to maintain certain covenants, including minimum levels of tangible net worth compared to total liabilities and cash flow relative to current maturities of long-term debt. The lessors have agreed that a covenant violation by the Company under the guaranty will not result in a default under the NKC lease agreements through December 31, 1994. Any covenant violation by the Company after December 31, 1994 would result in a default under the NKC lease agreements. The Company, however, has the right to cure a covenant default through September 1995 by obtaining a letter of credit in the name of the lessors which currently would be in the amount of $23 million. The lease agreements also place restrictions on the amount of cash which NKC may transfer to the Company and its other owner and limitations on the repayment of advances previously made by the Company to NKC. Financing agreements at SRL require SRL to maintain various financial ratios while indebtedness is outstanding and additional financial ratios prior to declaring a dividend and also place limitations on the amount of cash transfers from SRL to its owners. Until SRL's capital expansion program attains "project completion", as defined in the financing agreements, the Company has agreed to provide 100% of any funds which may be required by SRL to fulfill its financial obligations, of which 50% is to be reimbursed to the Company by its joint venture partner in SRL. There are no events of default for the Company and its subsidiaries relative to the lease or financing agreements at September 30, 1994.

The Company's principal financial requirements, anticipated sources and uses of funds for 1994 on a segment basis are described below.


RESULTS OF OPERATIONS


The loss from continuing operations for the three quarters ended September 30, 1994 and 1993 was $2,157,000 and $10,159,000, respectively. The loss from continuing operations for the quarter ended September 30, 1994 and 1993 was $1,152,000 and $17,000, respectively. The Company's operations for 1994 include 50% of the results of the rutile segment due to the sale of 50% of that operation in November 1993. For the three quarters ended September 30, 1994, operating results at the kaolin segment improved compared to 1993 results due to increased sales volume and prices and a lower cost of sales as a percentage of sales. However, the earnings contribution to the Company from the rutile operation was lower in 1994 compared to 1993 due to the aforementioned sale of 50% of SRL. The loss in 1993 includes $4,750,000 which was accrued for settlement of litigation against the Company and certain of its officers and directors. Operations were favorably impacted in the first three quarters of 1994 and 1993 by $550,000 and $3,700,000, respectively of revenue recognized in connection with the settlement with a defendant of litigation instituted by SRL. The Company also realized $1,087,000 as its share of net earnings of an affiliate for the first three quarters of 1994 compared to its share of net loss of $1,340,000 for the same period of 1993. The loss from continuing operations increased for the quarter ended September 30, 1994 compared to the third quarter of 1993 as results for the third quarter of 1993 contained $3,200,000 in revenue at SRL from the aforementioned settlement of litigation. Operating results in the third quarter of 1994 compared to 1993 from the kaolin segment continued to show improvement in sales volume and prices and cost of sales as a percent of sales but earnings contributed from the rutile segment decreased due to the sale of 50% of SRL. In addition, interest expense decreased in 1994 compared to 1993 as the Company paid off a substantial amount of debt in the fourth quarter of 1993 and $411,000 of interest cost was capitalized in 1994 while no interest was capitalized in 1993. The amount of income taxes provided on foreign earnings decreased in 1994 compared to 1993 due to a lower level of taxable foreign earnings recognized by the Company during 1994 compared to 1993.

An analysis of the changes in revenues, cost of sales and operating earnings on a segment basis is contained below.

                                     RUTILE


During November 1993, the Company sold 50% of its interest in SRL. The amounts disclosed for SRL include 100% of SRL's operations in 1993 and 50% in 1994.

The Company's share of revenues for the first three quarters ended September 30, 1994 and 1993 were $18,694,000 and $40,583,000 respectively, and were $6,033,000 and $11,004,000 in the third quarter of 1994 and 1993, respectively. Revenues for 100% of SRL's operations decreased in the first three quarters of 1994 compared to 1993 but increased in the third quarter of 1994 compared to 1993. The number of metric tons ("tonnes") sold increased slightly for the first three quarters of 1994 compared to the same 1993 period but the average price per tonne of rutile sold was 8% lower in 1994 compared to 1993 prices. For the third quarter of 1994, metric tonnes sold increased by 29% and average prices decreased by 3% compared to the same period of 1993 while revenues from the sale of ilmenite in the third quarter of 1994 were $145,000 compared to $1,600,000 in the same period of 1993 due to the timing of shipments. The Company anticipates that lower average prices received for rutile will continue throughout 1994 compared to 1993 but that tonnes sold for the full year of 1994 will exceed tonnes sold in 1993 (100% of SRL's operations). Included in revenues are sales to individual customers which exceeded 10% of the Company's revenues during 1994 and 1993. Although there is no indication that current relationships with SRL's customers in 1994 are likely to change, in the event that any major customers were lost or if the customers significantly reduced their orders, such loss or significant reduction could have a material adverse effect upon the financial condition and operations of the Company. The Company's share of SRL's revenues include sales to two customers of $8,000,000 and $6,000,000 during the first three quarters of 1994 and to two customers of $16,500,000 and $6,800,000 during the first three quarters of 1993, each of which exceeded 10% of the Company's revenues during the respective periods. Other income at SRL includes $3,700,000 and $3,200,000 during the first three quarters and third quarter of 1993, respectively, recognized from a partial settlement of litigation instituted by SRL, as previously noted (1994 settlements were recognized at the corporate segment).

Cost of sales as a percentage of sales in the first three quarters of 1994 was 79% compared to 80% for the same period of 1993 and was 81% and 82% in the third quarter of 1994 and 1993, respectively. The cost of sales percentage in 1994 was negatively impacted by the previously noted decline in average sales price. However, a greater percentage decline in cost of sales was realized as production efficiencies during the first three quarters of 1994 resulted in lower average cost of production per tonne compared to 1993 amounts.

The Company's share of operating earnings from this segment in the first three quarters of 1994 were $3,163,000 compared to $9,004,000 for the same period in 1993 and were $568,000 and $4,559,000 in the third quarter of 1994 and 1993, respectively. Operating earnings for the first three quarters and third quarter of 1993 include the previously noted $3,700,000 and $3,200,000, respectively, recognized from a litigation settlement. After adjusting for the impact of the Company's sale of 50% of SRL in 1993 and excluding the litigation settlement, operating earnings during the first three quarters of 1994 improved over operating earnings during the same period of 1993, while operating earnings were comparable for the third quarters of 1994 and 1993. The improvement in operating earnings during the first three quarters of 1994 was due primarily to lower segment selling, general and administrative costs. Selling, general and administrative costs decreased in 1994 compared to 1993 as a result of the elimination of legal costs associated with the aforementioned litigation (now being paid entirely by the Corporate segment) and a lower amount of corporate costs allocated to this segment in 1994.



                                     KAOLIN


Revenues increased to $30,363,000 in the three quarters ended September 30, 1994 compared to $23,553,000 during the same period of 1993. Revenues for the third quarter of 1994 increased to $9,938,000 compared to $7,484,000 for the same period of 1993. Revenues have increased in the three quarters and quarter ended September 30, 1994 compared to the same periods in 1993 as tons sold and average sales prices increased for the Company's Norplex[Registered Trademark] products. The Company sold 18% more tons of Norplex[Registered Trademark] in the three quarters ended September 30, 1994 and 43% more tons of Norplex[Registered Trademark] in the third quarter of 1994 compared to the same periods in 1993. Revenues from Norplex[Registered Trademark] sales also increased in the 1994 periods due to increases in selling prices and change in the mix of products sold. The Company sold 49% more tons of Norcal[Registered Trademark] products in the three quarters ended September 30, 1994 compared to 1993, although 6% fewer tons of Norcal[Registered Trademark] products were sold in the third quarter of 1994 compared to the same period in 1993. Selling prices of Norcal[Registered Trademark] products averaged 5% higher in 1994 than in 1993. The Company also realized an increase in tons sold and average sales prices for its conventional products for the three quarters and quarter ended September 30, 1994 compared to the same periods in 1993. Included in revenues are sales of $8,165,000 to one customer, which amount exceeded 10% of the Company's revenues during 1994. Although there is no indication that the current relationship with this customer is likely to change, in the event that the customer was lost or if the customer significantly reduced its orders, such loss or significant reduction could have a material adverse effect upon the financial condition and operations of the Company.

Cost of sales as a percentage of sales was 96% for the first three quarters of 1994 compared to 108% for the same period in 1993. Cost of sales as a percentage of sales was 94% for the third quarter of 1994 compared to 109% for the same period in 1993.

These decreases in cost of sales percentages are due primarily to the aforementioned increase in sales revenue, change in mix of products sold and a decrease in production costs including the cost of certain raw materials.

Operating loss was $3,239,000 for the first three quarters of 1994 compared to $7,313,000 for the same period in 1993. Operating loss was $977,000 for the third quarter of 1994 compared to $2,563,000 for the third quarter of 1993. Although this segment has incurred operating losses during the past few years, the Company anticipates that continued improvement in new product sales volume and product mix will have a favorable impact on gross margin and operating results in future periods.


NKC has incurred annual operating losses beginning in 1989 due primarily to the costs associated with development and market introduction of its Norplex[Registered Trademark] products and in part to lower demand and prices for certain of its products as a result of the recession. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its costs of sales. This situation has improved during the first three quarters of 1994, and NKC has realized a sufficient volume of sales to recover its costs of sales. The Company estimates that as sales volume increases, including increased sales of Norplex[Registered Trademark] products which are being emphasized, NKC will reduce the level of operating losses it has been incurring. However, the Company cannot precisely estimate when or if adequate sales levels will be attained to achieve an operating profit or the level of operating losses which may be incurred during future periods. However, the Company believes that, based upon recent conversions of customers to the Norplex[Registered Trademark] products and probable future testing and conversion at a number of different customer locations, that the improvement in sales levels and operating results is more likely than not to occur.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company's Form 10-K for the fiscal year ended December 31, 1993 ("Form 10-K") describes (i) an Arbitration award in favor of Sierra Rutile Limited ("SRL"), a 50% affiliate of the Company, against Brinc, Ltd., formerly known as Bomar Resources, Inc., (ii) a proceeding in the United States District Court for the Southern District Court of New York captioned SIERRA RUTILE LIMITED v. BOMAR RESOURCES, INC., 90 Civ. 835, in which arbitration of SRL's, disputes with Brinc were compelled, (iii) an action in the United States District Court for the Southern District of New York captioned SIERRA RUTILE LIMITED v. SHIMON Y. KATZ, ET AL., 90 Civ. 4913 (JFK) and (iv) a proceeding in the United States District Court for the Southern District of Ohio captioned IN RE NORD RESOURCES CORPORATION SECURITIES LITIGATION (Dayton) (Civil Action No. C-3-90-391). No material changes have occurred with respect to the Arbitration award or any of the proceedings disclosed in the Form 10-K, except that: (A) with respect to the Sierra Rutile Limited ("SRL") litigation, permission had been granted to assert additional claims against Tradeco Holdings Limited and Bomar International Limited, Cayman Island entities alleged by SRL to be controlled by Berisford International PLC, on a guaranty and fraudulent conveyance claim. An answer denying SRL's allegations was filed on behalf of those entities and on August 4, 1994, an Amended Answer, including counterclaims against SRL, cross-claims and purported third party claims against the Company and other defendants was filed. The counterclaim and third party claims assert, among other things, that the acts complained of by SRL and upon which its judgment in arbitration was predicated, was not only known to SRL but also participated in by the Company and others and constituted a fraud on Tradeco for which SRL and the Company have liability or responsibility. The Company intends to vigorously oppose the counterclaims and third party claims asserted against it which it regards without merit. The Company has been advised by its counsel that based on the facts known to it Tradeco's asserted claims both by counterclaim and/or by third party claim are without merit, (B) with respect to the lawsuit in the United States District Court for the Southern District of Ohio, the Court has approved a settlement agreement reached by the parties involved and the case has been dismissed subject to the Company's compliance with the terms of the settlement agreement. Under the settlement terms, the Company will pay a total of $4,750,000, which is comprised of $500,000 in cash and $4,250,000 in stock. In addition, the Company will pay the costs of notice and administration up to $100,000.

ITEMS 2-5.

Inapplicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.    No reports were filed on Form 8-K during the third quarter of 1994.

                                    Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORD RESOURCES CORPORATION
                                        (Registrant)



                                        s/Terence H. Lang
                                        ----------------------
                                        Terence H. Lang
                                        Senior Vice President - Finance
                                        (Principal Financial Officer and
                                         Authorized Officer)



DATE:  November 11, 1994

                                    Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                        NORD RESOURCES CORPORATION
                                        (Registrant)




                                        ----------------------
                                        Terence H. Lang
                                        Senior Vice President - Finance
                                        (Principal Financial Officer and
                                         Authorized Officer)



DATE:  November 11, 1994