Form 10-K405
period 1994-12-31
NORD RESOURCES CORP
filed 1995-04-14
CIK 72316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
     (Mark One)
        (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1994

                                       OR

        ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file No. 0-6202-2
                                              --------

                           NORD RESOURCES CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  85-0212139
     ---------------------------------                --------------------
     (State or other jurisdiction                     (I.R.S Employer
     of incorporation or organization)                 Identification No.)

     8150 Washington Village Dr. Dayton, Ohio            45458
     ----------------------------------------          ----------
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code  (513) 433-6307
                                                         --------------

     Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange
          Title of each class                     on which registered
          -------------------                     ----------------------
                                             Common Stock par
     New York Stock Exchange
          value $.01 per share

     Securities registered pursuant to Section 12 (g) of the Act:
                                            None
                                      ----------------
                                      (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                              ----------        -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

     Aggregate market value of voting stock held by non-affiliates, based on the closing price of $3.75 as of March 31, 1995, was $58,700,000.

     The number of shares of Common Stock outstanding as of March 31, 1995 was 15,838,408.



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

             Proxy Statement to be dated April 25, 1995 (Part III).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Nord Resources Corporation ("Company") is a natural resource company primarily engaged in the mining and processing of industrial minerals -- kaolin and titanium dioxide (rutile and ilmenite). The Company owns an 80% interest in the kaolin operation and a 50% interest in the titanium dioxide operation. The Company's investments include 35% ownership of Nord Pacific Limited ("Pacific"), a company engaged in the exploration of precious metal, base metal and strategic mineral properties and in the production of copper.

     In January 1995, the mining location of the titanium dioxide operation ("SRL") in Sierra Leone, West Africa was attacked by non-government forces. As a result of concern for the safety of SRL's employees, the minesite was evacuated. Mining operations are currently suspended as there continues to be civil disturbances in Sierra Leone. It has been reported to the Company that military activity between government and non-government forces has continued in and around the SRL mining location since the initial attack. As a result, SRL employees have not been able to assess any damage which likely has occurred to mine assets. The Company and its 50% joint venture partner are continuing to assess the future of the mining operation, including political, military and security situations in Sierra Leone. Until security in Sierra Leone improves, SRL will not be able to determine when it will be able to recommence operations in Sierra Leone, or the extent of loss in the value of its property and equipment due to damage, looting or general deterioration due to lack of maintenance. In addition, until SRL is able to assess the status of the production facilities, it cannot determine the costs it will incur to reestablish operations, including the cost of replacing supplies, training its work-force and recommissioning the facilities. The Company will assess the need for an impairment reserve and the accrual of start-up cost when information becomes available. If the civil disturbances in Sierra Leone do not cease or the estimated costs of reestablishment of SRL's operations in Sierra Leone are prohibitive, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL, which is carried at $64.4 million (Company's cost plus undistributed earnings less certain indebtedness with effective recourse to the Company) at December 31, 1994. The Company carries certain levels of insurance against certain political risks, as is further discussed under the heading "Political and Other Risks" of this Form 10-K.

     In February 1994, Pacific completed a public offering in Australia and raised $14.3 million through the sale of its common stock. In connection with this transaction, the Company converted $2,900,000 of its outstanding advances to Pacific to 3,488,721 common shares of Pacific. As a result of these transactions, the Company's ownership in Pacific decreased from 47% at December 31, 1993 to 35% at the effective date of the Pacific offering. The Company's ownership could be further diluted in the future as each shareholder who purchased a share in the above noted public offering also received an option, exercisable through June 30, 1995, to purchase an additional share of Pacific common stock at $.97 ($1.25 Australian) per share. The Company did not receive any options in connection with the conversion of its advance to Pacific.

     During 1993, the Company sold a 20% interest in its kaolin operation and a 50% interest in its titanium dioxide operation. Proceeds from the sales were used to repay indebtedness and for working capital. Also during 1993, the Company disposed of its holdings in Nord Perlite Company. The financial statements of the Company include the accounts of Nord Perlite Company as discontinued operations.

     Financial information with respect to each of the Company's industry segments and foreign and domestic operations is presented in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note T -- Industry Segments of "Notes to Financial Statements" of this
Form 10-K.


KAOLIN

                                     GENERAL

     The Company is engaged in the mining and processing of kaolin in Jeffersonville, Ga., through Nord Kaolin Company ("NKC"). Since the acquisition of the kaolin operation in January 1978, NKC has expanded and modernized the production facilities to enhance the production capability for products that are used as coating or filling pigments by the paper industry. NKC's annual production capacity for these "conventional type" products has increased from 100,000 tons in 1978 to 310,000 tons currently. Through 1990, NKC's sales consisted almost exclusively of these "conventional type" products which carry relatively low per ton prices and profit margins. Even though profit margins were low, because of efficiency in production methods and cost controls, NKC was able to generate operating profits through 1988. Since 1988, NKC has experienced operating losses because of an oversupply of these conventional products and significant costs associated with the introduction of a new line of structured pigment products (Norplex[REGISTERED TRADEMARK]).

     During 1985, NKC embarked on a research program to evaluate new products directed toward enhancing profit margins and strengthening its competitive position in the market. The research efforts resulted in the development of Norplex[REGISTERED TRADEMARK] products, which are high-bulking composite pigments made from kaolin and other minerals. These composite pigments can be custom designed to meet specific needs of the paper industry, such as increased paper opacity and brightness, often at reduced cost. The ability to custom design a pigment for a particular application or even for a particular customer is unique. It is important because, for example, a filler pigment used in newsprint is different than one used in copy paper or lightweight publication grades. In another example, a coating pigment for packaging board is different than that used for magazine paper. Each segment of the paper industry has its own individual needs. Certain of these needs can be satisfied by supplying high-bulking composite pigments such as Norplex[REGISTERED TRADEMARK]. Norplex[REGISTERED TRADEMARK] products are produced using an evolving technology which can create products to meet specific customer requirements at various prices and profit margins for NKC.

     In 1987, a decision was made to proceed with a capital expansion program to enhance the cost effectiveness of the current plant facilities and to establish new facilities for the production of Norplex[REGISTERED TRADEMARK]. A program began in 1988 to expand production capacity and to enable NKC to produce Norplex[REGISTERED TRADEMARK] and another kaolin based product (calcined clay -- Norcal[REGISTERED TRADEMARK]). In connection with the expansion, NKC expended $23.8 million and entered into leasing arrangements for an additional $17.6 million of equipment.

     Production of Norplex[REGISTERED TRADEMARK] commenced during the first quarter of 1990 and was used primarily in customer trials. Sales of Norplex[REGISTERED TRADEMARK] products occurred on a limited basis through 1992, as the rigorous and lengthy evaluation by the paper industry and the severe negative pressures on the economy due to the recession caused a delay in market penetration of Norplex[REGISTERED TRADEMARK] products. Sales of Norplex[REGISTERED TRADEMARK] products began increasing in 1993, with this trend continuing into 1994. A number of paper companies are now purchasing Norplex[REGISTERED TRADEMARK] products on a regular basis. In addition, production trialing of various Norplex[REGISTERED TRADEMARK] products at a number of potential customers locations indicates continued interest in market acceptance of Norplex[REGISTERED TRADEMARK].

     NKC has an ongoing program for development of new kaolin-based products for the paper industry and potentially other industries. Recently developed products being introduced include Norplex[REGISTERED TRADEMARK] products which can be used as a primary opacifying pigment in alkaline paper filling. In addition a kaolin-based product has been developed for use in the paper recycling industry to remove certain impurities in recycled paper.

     NKC's operations are subject to local and environmental regulations which require among other things, reclamation of mined areas, purification of production waste water and maintenance of dust emission control. The Company believes that NKC's mining and production operations comply with applicable local and environmental laws.

                                    RESERVES

     NKC owns and leases land with crude kaolin reserves and owns mineral rights to additional reserves, all located within 35 miles of the Jeffersonville facility. Estimated recoverable crude kaolin reserves as of December 31, 1994 are 31 million tons. Considering the mining and processing recovery rates associated with current and future product mix, total reserves constitute over a
25 year supply of kaolin feedstock.   Substantially all reserves held under
existing leases are anticipated to be mined prior to expiration of lease terms. NKC continues to seek new reserves in the Jeffersonville area, although it faces heavy competition for such reserves from other large kaolin producers. The estimated recoverable reserves have been prepared by employees of NKC and have not been independently verified since 1989. During 1994, NKC purchased almost half of its crude ore requirements from one source. This enables NKC to further extend its owned or leased reserves available for the production of conventional type products. NKC anticipates that this source of crude ore will continue to be available for purchase for at least the next 2-4 years.

                             LICENSES AND TRADEMARKS

     During 1990, NKC had Norplex[REGISTERED TRADEMARK] registered as a Federal Trademark. This registration will expire 10 years from date of issuance. It can be renewed after that period with the proper application. NKC had Norcal[REGISTERED TRADEMARK] registered as a Federal Trademark in November 1993.

     NKC has entered into a license agreement to produce and sell products produced using the Norplex [REGISTERED TRADEMARK] technology. The license extends through June 1998, with NKC having an option to extend the license for two successive five year periods. The license allows NKC exclusive rights through 1999, with a five year extension of exclusive rights available to NKC if certain levels of Norplex[REGISTERED TRADEMARK] product revenues are attained. The license agreement requires payment of an annual royalty of 1 1/2% on Norplex[REGISTERED TRADEMARK] product revenues up to $60 million and 2% on any Norplex[REGISTERED TRADEMARK] product revenues in excess of $60 million. NKC is required to pay minimum monthly royalties of approximately $34,200, adjusted annually by the change in the United States Bureau of Labor Statistics Consumer Price Index. NKC may terminate the license agreement upon 30 days notice to the licensor.


                              SALES AND COMPETITION

     Substantially all of NKC's production of conventional kaolin, Norcal[REGISTERED TRADEMARK] and Norplex[REGISTERED TRADEMARK] products are sold to the paper manufacturing industry. To the best of NKC's knowledge, there are no take or pay long-term contracts between a supplier of kaolin and a paper manufacturer. However, there are signed letters of intent regarding annual kaolin requirements. Sales are made in response to current orders at competitive prices. This lack of long-term contracts subjects NKC to reduction of orders based on general economic conditions. Any material reduction in orders or the loss of a significant customer would have a material adverse effect on the results of operations. Following is a summary of tons sold by NKC (in 000's).

                                              YEAR ENDED DECEMBER 31
                                             ------------------------
                                             1994      1993      1992
                                             ----      ----      ----

          Conventional                       180       161       209

          Norcal[REGISTERED TRADEMARK]        19        18        13

          Norplex[REGISTERED TRADEMARK]       29        22        12
                                             ---       ---       ---

          TOTAL                              228       201       234
                                             ---       ---       ---
                                             ---       ---       ---

     NKC's revenues in 1994 include sales to one customer in excess of 10% of the Company's revenues. NKC has had a long-term relationship with this customer and although there is no indication the current relationship is likely to change, in the event the customer is lost or significantly reduces its orders, such loss or significant reduction could have a material adverse effect upon the financial condition and results of operations of the Company. During 1994, 96% of sales were to domestic customers and 4% were for export, compared to 92% domestic and 8% export in 1993 and 88% domestic and 12% export in 1992.

     Kaolin frequently constitutes a significant percentage of the material in paper used in magazines, annual reports, advertising brochures and similar publications that employ glossy paper and yet represents only a modest percentage of the cost of the paper. The Company is not aware of any commercial substitute for kaolin in the coating applications of paper; however, because a number of paper manufacturers have converted to the alkaline process, calcium carbonate can be substituted for kaolin in certain filling applications. The Company believes that the paper industry will continue to attempt to use kaolin in the production of paper to a maximum extent practicable. However, consumption of paper products in which kaolin is primarily used is sensitive to general economic conditions and paper and kaolin production could decline in periods of recession or economic difficulty.


     NKC's competitors, all located in middle Georgia, have production capacity for conventional type products several times that of NKC. The Company believes that excess capacity of kaolin producers and conversion by paper manufacturers to the alkaline process for production of certain grades of paper have had a negative impact on NKC's conventional type product prices and sales volume in the last five years.

     The Company believes that NKC is presently the only company in its industry which is producing Norplex[REGISTERED TRADEMARK] type products for sale to the paper industry. Certain Norplex[REGISTERED TRADEMARK] products are marketed to customers for use in coating and filling applications that require high opacity pigments. While there are companies with greater market maturity with products, such as titanium dioxide pigments, in direct competition with these Norplex[REGISTERED TRADEMARK] products, the Company believes the Norplex[REGISTERED TRADEMARK] products have performance and cost advantages that will result in continued market penetration and sales to the paper industry.

                                    EMPLOYEES

     At December 31, 1994, NKC employed a total of 163 persons, including 61 salaried personnel and 102 hourly employees. The mining and manufacturing employees are represented by the United Paperworkers International Union under a contract which expires in November 1996. The Jeffersonville facility has not been the subject of a strike or labor disturbance and NKC considers its labor relations to be satisfactory.

RUTILE
                                     GENERAL

     On November 17, 1993 the Company sold a 50% interest in its rutile operations to Consolidated Rutile Limited, an Australian company. The data contained in the following discussion relate to 100% of these rutile operations.

     Sierra Rutile Limited ("SRL") is engaged in the mining and processing of titanium dioxide minerals (rutile and ilmenite) in Sierra Leone, West Africa and the marketing of these products. Both rutile and ilmenite are used in the production of more highly concentrated titanium dioxide, which in turn is used as a pigment in the manufacture of paint and many types of paper and plastic products. Titanium dioxide is also used in the production of fiberglass, enamels and coated fabrics. Rutile is used to a lesser extent in welding rod electrode coatings and in the production of titanium metal.

     SRL has leased from the government of Sierra Leone a total of 224 square miles until the year 2009, when the lease is subject to a renewal option of fifteen years on terms to be established at the time of renewal.

     In January 1995, the mining location of the titanium dioxide operation ("SRL") in Sierra Leone, West Africa was attacked by non-government forces. As a result of concern for the safety of SRL's employees, the minesite was evacuated. Mining operations are currently suspended as there continues to be civil disturbances in Sierra Leone. It has been reported to the Company that military activity between government and non-government forces has continued in and around the SRL mining location since the initial attack. As a result, SRL employees have not been able to assess any damage which likely has occurred to mine assets. The Company and its 50% joint venture partner are continuing to assess the future of the mining operation, including political, military and security situations in Sierra Leone. Until security in Sierra Leone improves, SRL will not be able to determine when it will be able to recommence operations in Sierra Leone, or the extent of loss in the value of its property and equipment due to damage, looting or general deterioration due to lack of maintenance. In addition, until SRL is able to assess the status of the production facilities, it cannot determine the costs it will incur to reestablish operations, including the cost of replacing supplies, training its work-force and recommissioning the facilities. The Company will assess the need for an impairment reserve and the accrual of start-up cost when information becomes available. If the civil disturbances in Sierra Leone do not cease or the estimated costs of reestablishment of SRL's operations in Sierra Leone are prohibitive, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL, which is carried at $64.4 million (Company's cost plus undistributed earnings less certain indebtedness with effective recourse to the Company) at December 31, 1994. The Company carries certain levels of insurance against certain political risks, as is further discussed under the heading "Political and Other Risks" of this Form 10-K.

                              PRODUCTION FACILITIES

     SRL's production facilities presently include a bucket-ladder dredge equipped with 68 buckets, each with a capacity of 28 cubic feet. The average digging rate of the bucket-ladder dredge under good conditions is about 1,100 metric tonnes ("tonnes":2,204.6 pounds) per hour. Production from this dredge in 1995 was projected to approximate 1994 levels of 140,000 tonnes. Beginning in 1996, annual production levels were projected to decline to ranges near the 100,000 tonne level, due to change in ore grade. Additional production capacity is available through use of a smaller, bucket-wheel dredge, with an annual digging rate under good conditions of about 500 tonnes per hour. This dredge
did not operate in 1994 and is currently on stand-by.   Annual production is
dependent on the ore grade and other recovery factors inherent in the deposits, as well as down time for maintenance and equipment installation.

     The concentrating of the crude ore, which has a titanium dioxide content of between 1.5% and 2.0%, begins on the bucket-ladder dredge. The first stages of processing consist of primary and secondary scrubbing and two stages of screening. The bucket-wheel dredge pumps reclaimed ore to a supplemental wet processing plant where primary and secondary scrubbing and two stage screening are also carried out. The screened material, containing 2.7% to 3.0% titanium dioxide, is then pumped to the floating wet plant where slimes are removed by cyclones. The cyclone discharge, consisting of screened, deslimed sand containing about 4% titanium dioxide is then pumped to the concentrating section, consisting of banks of spiral separators. These increase the titanium dioxide content of this wet semi-concentrate to about 50%, which is pumped to shore for dewatering. From there it is transported by truck to the table plant where shaking tables are used to concentrate the material to a grade of about 60% titanium dioxide. This material is then fed to the dry plant where, following drying to less than 0.1% moisture, electrostatic and magnetic separation complete the process, producing a final rutile product containing about 96% titanium dioxide and an ilmenite by-product containing about 64% titanium dioxide.

     During 1993, SRL began a production expansion and facilities improvement program, primarily the construction of a third dredge and a new power generating facility. The dredge is expected to cost $30 million and was targeted for commissioning during the fourth quarter of 1995 and was expected to be producing at capacity by January 1996. The expected annual production capacity of the dredge is over 100,000 tonnes of rutile to be mined from the Gangama ore body, where it will initially begin production. However, due to the current suspension of mining operations, a revised construction schedule for the dredge cannot be determined. The new power generating facility, consisting of two 5 megawatt diesel generators which have been delivered to the minesite in Sierra Leone, was initially expected to be on-line in mid-1995 at a cost of $19 million. The power generated by this facility is anticipated to be available to the third dredge, as described above, and to supplement the existing power generating equipment. The Company is not able to determine when this facility will be operational due to the present suspension of mining operations.

     Other physical assets of SRL include support plant and equipment including a power plant, workshops, tugs, barges, concentrate loading facilities, administrative buildings and a "company town" of furnished homes for senior and intermediate staff.


                                    RESERVES

     Based on drill hole testing and geological analysis carried out by SRL personnel in 1993 and revised for amounts extracted in 1994, proven reserves as of December 31, 1994 are 271,585,000 tonnes of ore, averaging 1.48% recoverable rutile in the size ranges from which recovery is possible, which computes to 4,006,000 tonnes of recoverable rutile. Actual recovery has steadily improved and is now estimated at 80% of recoverable rutile, or about 3,200,000 tonnes. SRL's estimate of ore reserves as of December 31, 1991 were reviewed and verified by independent consulting geologists in early 1993. The data below are derived directly therefrom.


     Reserves are located in five separate deposits. The five areas, the tonnes of crude ore they contain, recoverable rutile grade and tonnes of recoverable rutile at December 31, 1994 are as follows (tonnes in 000's):


                          CRUDE      RECOVERABLE RUTILE
                           ORE       ------------------
DEPOSIT                   TONNES     GRADE       TONNES
- -------                   ------     -----       ------
LANTI NORTH               22,147     1.93%         428
LANTI SOUTH               55,644     1.74%         968
GBENI                     33,381     1.61%         537
GANGAMA                   22,011     1.75%         385
SEMBEHUN                 138,402     1.22%       1,688
                         -------                 -----
                         271,585     1.48%       4,006
                         -------                 -----
                         -------                 -----

     The above amounts represent a decrease of 8,359,000 tonnes of crude ore and 158,000 tonnes of recoverable rutile over December 31, 1993 figures, due primarily to 1994 production. The average recoverable rutile grade decreased from 1.49% in 1993 to 1.48% in 1994.

     SRL remains of the view that additional exploration in the lease areas, or in other nearby areas for which exploration concessions may be obtained and in which there are indications of rutile mineralization, may identify additional reserves. The reserves at Sembehun are located in the Northern portion of SRL's mining concession, which is approximately 15 miles from the present plant location and the other 4 deposits. The dredging operations in 1994 were exclusively in the Lanti North deposit, which is adjacent to the Lanti South and
Gbeni deposits.   The dredge presently under construction is expected to
initially operate in the Gangama deposit.

                              SALES AND COMPETITION

     Following is a summary of sales for SRL:


                             Year Ended December 31,
                             -----------------------
                              1994   1993   1992
                              ----   ----   ----
    Tonnes Sold (in 000's):

      Rutile                   152    144    153

      Ilmenite                  53     65     63



    Geographical Location of Customers
    (% of Revenues):

      Rutile:
            U.S.               41%    57%    58%
            Non-U.S.           59%    43%    42%

      Ilmenite -- U.S.        100%   100%   100%


     The potential customers for SRL's products consist primarily of six major companies, five of which were customers of SRL in 1994. All of SRL's major customers in 1994 have been long time customers and all currently have long-term supply agreements with SRL, which are periodically subject to renewal. During 1994, the Company's share of SRL's sales to two of these customers exceeded 10% of the Company's revenues. SRL has been successful in negotiating sales agreements which, had the mine been in sustained production during 1995, would have resulted in the sale of its entire expected 1995 production, plus a portion of its inventory available at December 31, 1994. The sales agreements generally provide for a fixed rutile tonnage that each customer is expected to purchase. Historically, each of the customers has purchased at least the minimum amounts required in their respective sales agreements. Although there is no indication that the current relationships with these customers is likely to change, in the event a major customer is lost or significantly reduces its orders, such loss or significant reduction could have a material adverse effect upon the financial condition and results of operations of the Company.


     As long as operations at the mine are suspended for reasons beyond the control of SRL, it will not produce rutile for delivery to its customers. These missed deliveries are generally subject to cancellation by SRL, or the customer, for reasons of force majeure, without affecting future shipments.

     The two principal minerals mined by titanium raw material producers are natural rutile (concentrated to 93% to 96% titanium dioxide) and ilmenite (concentrated to between 40% and 70% titanium dioxide, with an accompanying high iron content). SRL is one of the world's largest producers of natural rutile, accounting for about 25% of the total. About 60% of the world's total is produced by companies in Australia, some of whom have greater financial resources than SRL, and about 15% is produced in South Africa. Minor production comes from the United States, India and Sri Lanka and nominal amounts from other sources.

     The world's known reserves of natural rutile are not sufficient to supply the world's raw material need for high titanium dioxide raw materials required for pigment. As a result, processes have been developed to upgrade ilmenite to provide high-content titanium dioxide substitutes known as "slag" and "synthetic" rutile, containing 85% - 92% or more titanium dioxide. However, since natural rutile remains a higher grade raw material source and contains less waste, it continues to be the preferred feedstock for the production of paint pigment. Any significant improvement in the economics of upgrading lower grade titanium minerals to higher grade titanium products other than "slag" and "synthetic rutile" could adversely affect SRL's competitive position.

     Prior to suspension of operations SRL had undertaken a program to increase annual production to about 190,000 tonnes of natural rutile concentrate, which would represent about 30% of the world's annual production. SRL's ability to meet such objectives is partially dependent upon world economic conditions and
the availability of financial resources.   Economic conditions have allowed SRL
to obtain contracts for the sale of over 95% of its planned expanded production through 1997. However, the timing and potentially the cost of the expansion may be adversely affected by the suspension of mining operations. It is not possible to predict at this time what the effect will be on the expansion.


                                    EMPLOYEES

     At December 31, 1994, SRL employed a total of 1,810 persons including 174 senior staff, 215 intermediate and junior staff, and 1,421 hourly rated employees. All but 24 of SRL's employees are nationals of Sierra Leone. SRL is one of that country's largest private employers. Subsequent to year end, as a result of the suspension of mining operations in Sierra Leone, SRL terminated all of its personnel except for a core staff of senior expatriates and senior Sierra Leone nationals.


                            POLITICAL AND OTHER RISKS

     Sierra Leone is an independent republic on the West African coast. A former British colony, it is pro-western and retains ties to Great Britain through its membership in the Commonwealth. The economy of Sierra Leone is based largely on agriculture, fishing and the mining of rutile, bauxite, gold and diamonds.

     As has been previously discussed, Sierra Leone is presently in a general state of civil unrest. Certain non-government factions have been involved in military actions which have resulted in the suspension of operations at the SRL mine and at a bauxite mine, located 10 miles from SRL's mine. SRL believes that at least 3 of its employees have been taken hostage by these forces. It has been reported to SRL that numerous other expatriate and Sierra Leone nationals may have also been taken hostage and that fighting between government and non-government forces is continuing in many parts of Sierra Leone. Neither the Company nor SRL is able to estimate when the political conditions in Sierra Leone will stabilize to enable SRL to resume its mining operations.

     Sierra Leone's former one-party government was overthrown in late May 1992, in a nearly bloodless coup, by a group of young military officers, headed by Captain Valentine Strasser who is now Head of State of Sierra Leone. The ruling body is known as the National Provincial Ruling Council (the "NPRC"). The NPRC has pledged to return the Government to civilian rule with elections after its has ended disruption caused by dissidents along the border with Liberia and restructured the Government. The NPRC is working closely with the International Monetary Fund ("IMF") and currently has an IMF Structural Adjustment Program in place, the objective of which is to help strengthen the economy. The present Government is receiving considerable economic support from multi-lateral international agencies including the World Bank, the European Economic Community and the IMF.

     Under the 1989 Agreement between SRL and the Government of Sierra Leone, the Government has an option to purchase a 47% ownership interest in SRL on or after January 1, 2000 at a purchase price of $57.4 million. Both shareholders of SRL would sell equal interests in SRL if this purchase option is exercised. Under the Agreement, SRL continues to maintain its currency outside of Sierra Leone and will not be subject to withholding tax on any shareholder dividend payments until the year 2000, after which the Government has the right to impose a 10% withholding tax on dividends. The Agreement also defines the rate at which income tax, royalty and mining lease payments are to be made by SRL. The Agreement was reaffirmed by the NPRC by decree.

     As Sierra Leone is a third-world country, the Company's investment in SRL is subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries, including civil strife and expropriation, excessive taxation and other forms of government interference. As a precaution to a change in political climate, the Company is insured by Overseas Private Investment Corporation ("OPIC") (1) for loss of its 50% share of SRL's property due to political violence in an amount up to $15.7 million and, (2) expropriation of its Sierra Leone assets in an amount up to $23.7 million. In addition to the OPIC coverage, the Company has coverage through a private insurer for expropriation in an amount up to $8.4 million. Both insurance coverages are renewable annually, contain certain limitations and
requirements and do not provide coverage for loss of revenues.   The private
insurer elected to not renew its coverage when the policy expired on March 31, 1995. The Company has advised both of the above noted insurers that it may have potential claims under the policies as a result of the present situation in Sierra Leone. However, the Company is not presently able to predict the extent or timing of claims which may be made under the above policies or the insurance proceeds which may ultimately be realized by the Company.

NON-SEGMENT BUSINESSES

     The Company owns 35% of Nord Pacific Limited ("Pacific") (NASDAQ-NORPF), a company involved in the exploration of precious metal, base metal and strategic mineral properties. Pacific's currently producing operation consists of a 40% interest in a copper mine located in Australia. The mine began production in mid-1993 and projects that at its present production rate it can sustain production from its present reserves through 1999. Pacific is engaged in a program to explore for additional copper reserves in and around its present mining operation, although no proven reserves have been identified to date. If Pacific is successful in identifying additional reserves, the operating life of the present mining operation could be extended. Pacific owns 40% of a nickel-cobalt-chromium property and 100% of a gold prospect, both located in Papua New Guinea. The nickel-cobalt-chromium project requires more stable prices and additional test work and engineering before undertaking development, due to its substantial capital costs and fairly lengthy engineering and construction period. Pacific has agreed to reduce its interest to 40% in this property in exchange for its venture partner funding 100% of the cost of further exploration and initial development work. Pacific also has interests in other properties which will require additional exploration to determine the existence of commercial mineral deposits, primarily gold.


     The Company has a 40% interest in a venture which owns an undeveloped parcel of over 200 acres of real property located in Manatee County, Florida. The venture intends to either sell this property or have it developed by others.



ITEM 2.  PROPERTIES

     Reference is made to Item 1 of this Form 10-K for information concerning the nature and location of the properties of the Company and identification of the major segments in which such properties are used. Management believes that the Company's facilities are generally adequate for its operations and are maintained in a good state of repair other than any as yet undetermined damage which may have occurred to the equipment at SRL.


ITEM 3.  LEGAL PROCEEDINGS

     On January 31, 1990 the Company's wholly-owned subsidiary, Sierra Rutile Limited ("SRL"), filed a Demand for Arbitration against Bomar Resources, Inc. ("Bomar"). The arbitration provision in the agreement between SRL and Bomar required arbitration in New York City under the rules of the American Arbitration Association. SRL demanded arbitration of various disputes arising out of a written exclusive agency agreement dated November 15, 1983 and asserted that Bomar failed to properly account for sales proceeds in connection with rutile entrusted to it and committed fraudulent acts by which SRL was damaged in amounts believed to exceed $10,000,000. Bomar denied the allegations contained in SRL's arbitration demand and asserted in written counterclaims that SRL was obligated to it for (1) failing and refusing to pay commissions on purchase orders executed before cancellation of the exclusive agency agreement effective December 31, 1988, for delivery of rutile subsequent to such date (in excess of $5,000,000), (2) commissions on purchase contracts executed in 1989 with respect to which Bomar allegedly provided assistance (no amount set forth), and (3) interference with contracts of affreightment allegedly depriving Bomar of certain profits which would have been made by way of payments from ocean carriers had Bomar been able to transport SRL's rutile shipped in 1990 (in excess of $1,000,000). In proceedings in the United States District Court for the Southern District of New York captioned SIERRA RUTILE LIMITED v. BOMAR RESOURCES, INC., 90 Civ. 835 (JFK), (the "SRL Proceeding"), Bomar disputed its obligation to arbitrate matters relating to 1989 transactions and that objection was overruled by the Court in an Opinion and Order dated February 21, 1990, in which the District Judge compelled arbitration as to all disputes. On March 7, 1990, Bomar moved for reargument before the District Judge. On June 12, 1990, its motion was denied and SRL's cross-motion for a hearing on its application for a preliminary injunction was granted. On the motion for reargument, Bomar advised that it was now known as Brinc, Ltd. and that its affiliated company, Rivson International Inc. was now known as Bomar Resources, Inc. ("New Bomar").

     Hearings in the arbitration were held in April and May 1991. On November 15, 1991, the arbitration panel rendered an award in favor of SRL and against Bomar. The arbitration decision adjudged Bomar liable to SRL for breach of the exclusive agency agreement and awarded damages in the determined amount of approximately $3,700,000, and directed an accounting to SRL for various transactions found to have been improper. The arbitration decision trebled the entire award under the provisions of the Federal Racketeer Influenced and Corruption Organizations Act (RICO). It also awarded SRL legal fees, expenses and interest. All of Bomar's counterclaims for post termination sales commissions, unjust enrichment and alleged interference by SRL with contracts of affreightment were denied in all respects.

     On April 2, 1992, the arbitration panel rendered a final arbitration award in favor of SRL for an amount in excess of $50 million. SRL was awarded $13.8 million in connection with various transactions found by the arbitrators to have been improper and fraudulent as to SRL. SRL was also awarded interest totaling in excess of $4.5 million on all amounts. The award trebles damages under the provisions of RICO. SRL was also awarded its counsel fees and costs. On August 20, 1992 the United States District Court for the Southern District of New York confirmed the arbitration award in SRL's favor and on August 25, 1992 entered a judgment in favor of SRL and against Bomar in an amount of $56.7 million.

       On July 5, 1990, SRL instituted an action in the Supreme Court of the State of New York, County of New York captioned SIERRA RUTILE LIMITED v. SIMON
Y. KATZ, ET AL. against Bomar's principals and a number of persons and entities not bound to arbitrate under the terminated restated exclusive agency agreement dated November 15, 1983 between SRL and Bomar and who are alleged to have participated in, and benefited from, the acts of which SRL has complained. The SRL complaint transcended the arbitrable issues and among other things, also sought damages against various corporate entities on various legal theories including transferred liability and alter ego/piercing the corporate veil, in addition to claims under the Racketeer Influence and Corrupt Organization Act, 18 U.S.C. Para. 1961, ET SEQ. and the laws of the State of New York ("SRL Lawsuit"). On July 25, 1990, certain defendants in the SRL Lawsuit removed the action to the United States District Court for the Southern District of New York where it has been assigned to the Honorable John
F. Kennan, 90 Civ. 4913 (JFK). On September 9, 1992, the District Court denied motions to dismiss advanced by various defendants holding that SRL's claims had been properly pleaded and that the Court had personal jurisdiction over all of the defendants, including the London based Berisford International plc, the Amsterdam based Eggerding & Co., and London residents Ephraim Margulies, Harold Wiltshire and Patrice Klein.

     On October 30, 1992, SRL entered into a settlement with several defendants in the SRL Lawsuit, to wit, certain officers and directors of Bomar. The settling defendants agreed to pay $2 million to SRL of which $1.5 million has already been collected. They also agreed to cooperate in SRL's prosecution of the SRL Lawsuit against the other defendants. Concurrently, Brinc Ltd.'s and New Bomar's complaint in the "Bomar Lawsuit" was dismissed in its entirety with prejudice. An application was filed by one of the defendants in the SRL Lawsuit seeking to void or modify the terms of the above settlement and the Company believes that the application is without any substance. During January and April 1993, two other defendants settled with SRL by agreeing to make payments to SRL in the aggregate of $2.65 million, of which $1.9 million has already been collected.

     In January 1993, SRL filed a second amended complaint bringing in additional defendants, including a Liechtensteinian Anstalt known as Ferraris Establishment, claiming fraudulent transfer in sums exceeding $15 million. In September 1993, a settlement was reached with several defendants, including Ferraris Establishment, for $3.2 million, which has been collected.

     The Company has now reached settlements totaling approximately $7.85 million with all principal defendants in the above action except for the London based Berisford International plc, various Berisford subdivisions and various Berisford designees to Bomar's Board of Directors.

     In June 1994, the Company was granted permission to assert additional claims against Tradeco Holdings Limited and Bomar International Limited, Cayman Island entities alleged by SRL to be controlled by Berisford International PLC, on a guaranty and fraudulent conveyance claim. An answer denying SRL's allegations was filed on behalf of those entities and on August 4, 1994, an Amended Answer, including counterclaims against SRL, cross-claims and purported third party claims against the Company and other defendants was filed. The counterclaim and third party claims assert, among other things, that the acts complained of by SRL and upon which its judgment in arbitration was predicated, was not only known to SRL but also participated in by the Company and others and constituted a fraud on Tradeco for which SRL and the Company have liability or responsibility. The Company intends to vigorously oppose the counterclaims and third party claims asserted against it, which it regards without merit. The Company has been advised by its counsel that based on the facts known to it, Tradeco's asserted claims both by counterclaim and/or by third party claims are without merit and the Company has moved to dismiss the counterclaims and third party claims and its motions are pending before the Court.

     The amended class action entitled IN RE NORD RESOURCES CORPORATION, SECURITIES LITIGATION, filed in the United States District Court for the Southern District of Ohio (Dayton); (Civil Action No. C-3-90-391) against the Company, Messrs. Edgar F. Cruft, Richard L. Steinberger, Terence H. Lang, Leonard Lichter, Donald L. Roettele, Harrison Schmitt and Karl Frydryk, which is discussed in detail in the Company's Form 10-K for the fiscal year ended December 31, 1993, was settled by the Company paying $4,750,000, which was comprised of $500,000 in cash and $4,250,000 in stock. In addition, the Company paid costs of notice and administration of $76,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     (A) The following table sets forth, for the calendar periods indicated, the high and low closing sale price of the Company's Common Stock on the New York Stock Exchange Composite Tape.


                            1994                 1993
                       -------------        -------------
                       HIGH      LOW        HIGH      LOW
                       ----      ---        ----      ---
    FIRST QUARTER       7         5         6 5/8    5 5/8

    SECOND QUARTER      5 3/4     4 1/2     6 3/8    4 1/8

    THIRD QUARTER       6 7/8     4 1/2     5 3/8    4 1/4

    FOURTH QUARTER      6 3/4     5 1/8     5 5/8    4 1/2



    (B) Approximate number of equity security holders at December 31, 1994:

                                                  NUMBER OF
                        TITLE OF CLASS        HOLDERS OF RECORD
                        --------------        -----------------

                        Common Stock                1,800


    (C) The Company has never paid cash dividends on its Common Stock and does not expect to do so in the immediate future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following summary of certain financial information relating to the Company for the five years ended December 31, 1994 has been derived from the financial statements of the Company. Such information should be read in conjunction with the financial statements and the report of Deloitte & Touche LLP, appearing elsewhere in this Form 10-K.


                                                     YEAR ENDED DECEMBER 31
                                   -------------------------------------------------------------
                                       1994        1993        1992        1991        1990
                                       ----        ----        ----        ----        ----
SUMMARY OF OPERATIONS                        (In thousands except per share amounts)
- ---------------------
Revenues                             $ 71,831    $ 89,603    $101,175    $107,793    $ 99,928

Operating Costs and Expenses           77,447      89,866     100,288     107,919      91,255

Other Income (Expense):
 Interest income                          854         383         489         624       1,313
 Interest expense                      (1,615)     (6,287)     (5,135)     (4,026)     (3,234)
 Litigation recoveries                    950       4,200       1,450
 Shareholder litigation settlement                 (4,750)
 Impairment of assets                              (3,074)
 Gain on sale of 50% of
   rutile segment                       1,527
 Equity in earnings (loss)
   of affiliate                         1,613      (1,299)       (928)       (769)     (3,530)
 Minority interest                      1,321       1,166
 Income tax (expense) benefit         (14,645)      1,562      (3,945)     (2,655)       (758)
                                      --------   --------    ---------   ---------   ---------

Earnings (loss) from
 continuing operations                (15,611)     (8,362)     (7,182)     (6,962)      2,464

Earnings (loss) from
 discontinued operations                              106      (2,900)     (6,584)     (2,378)
                                      --------   --------    ---------   ---------   ---------

Earnings (loss) before extraordinary
 item and cumulative effect of
 change in accounting principle       (15,611)     (8,256)    (10,082)    (13,546)         86

Extraordinary item -- loss on early
 extinguishment of debt                              (826)

Cumulative effect of
 change in accounting principle                                23,480
                                    ----------   ---------   ---------  ----------   --------
Net earnings (loss)                 $ (15,611)   $ (9,082)   $ 13,398   $ (13,546)   $     86
                                    ----------   ---------   ---------  ----------   --------
                                    ----------   ---------   ---------  ----------   --------


                                                        YEAR ENDED DECEMBER 31
                                         ----------------------------------------------------


SUMMARY OF OPERATIONS
- ---------------------
(continued)                              1994        1993        1992        1991        1990
                                         ----        ----        ----        ----        ----
Earnings (loss) per common
 and common equivalent share:
  Primary:
   From continuing operations          $(1.02)      $(.55)      $(.47)      $(.46)       $.16
   From discontinued operations                       .01        (.19)       (.44)       (.15)
                                       -------      ------      ------      ------       -----
   Earnings (loss) before
    extraordinary item and
    cumulative effect of change
    in accounting principle             (1.02)       (.54)       (.66)       (.90)        .01

   Extraordinary item                                (.06)

   Cumulative effect of
    change in accounting
    principle                                                    1.55
                                       -------      ------      ------      ------       -----
   Net earnings (loss)                 $(1.02)     $( .60)      $ .89       $(.90)      $ .01
                                       -------      ------      ------      ------       -----
                                       -------      ------      ------      ------       -----
  Fully diluted:
   From continuing operations                                   $(.31)
   From discontinued operations                                  (.16)
                                                                ------
   (Loss) before cumulative
    effect of change in
    accounting principle                                         (.47)

   Cumulative effect of change
    in accounting principle                                      1.29
                                                                -----
   Net earnings                                                 $ .82
                                                                -----
                                                                -----



                                                           DECEMBER 31
                                       ---------------------------------------------------
                                       1994        1993        1992        1991       1990
                                       ----        ----        ----        ----       ----
BALANCE SHEET DATA
- ------------------

    Working Capital
      (Deficiency) (1)               $ (6,455)   $ 28,547    $ 19,521    $ 14,901    $  9,540
    Total Assets                      146,115     162,758     226,307     212,890     208,596
    Long-Term Debt (1)                  4,701      19,738      70,652      65,976      51,330
    Stockholders' Equity               97,534     108,809     115,197     102,012     114,943

OTHER DATA
- ----------

    Cash from Operating Activities   $  9,540    $ 10,544    $ 12,520    $  9,315    $ 20,654
    Payments of Indebtedness            3,942      25,431      11,986      11,825       5,851
    Capital Expenditures               17,307      10,820       7,728      13,023      33,185
    Additional Indebtedness             5,650       5,000      21,606      23,544      20,441

(1) At December 31, 1994, an additional $19.7 million of long-term debt has been classified as a current liability because it is in default.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     During the three year period ended December 31, 1994, the Company required substantial funds for capital expenditures, debt payments and other long-term asset additions totaling $36.4 million, $45.4 million and $7.4 million, respectively. The Company's operating activities provided $32.6 million of cash while additional debt totaling $32.3 million was incurred during the three year period, primarily for capital expenditures and to pay other indebtedness. In March 1993, Nord Kaolin Company ("NKC") sold a 20% minority interest to an investor for $4.95 million in cash and received an additional $5.05 million of raw materials from the investor. During November 1993, the Company sold a 50% interest in its rutile operations to an Australian mining company and received initial gross proceeds of $54.8 million, of which $20 million was used to retire a convertible debenture. Of the remaining proceeds received, the Company used $13.6 million to repay other indebtedness.

     During 1994 and 1993, the Company converted $2.9 million and $2.5 million, respectively, of its advances to Nord Pacific Limited ("Pacific") to shares of Pacific's common stock. In 1994, the Company did not receive dividends on its investment in Pacific.

     The Company anticipates that its domestic (non-rutile) operations will use cash in its operations during 1995. Operations at NKC are projected to improve so that by the fourth quarter of 1995 NKC could generate cash to repay a portion of the advances previously made by the Company. This improvement in cash flow of the kaolin segment is expected to result from increasing levels of sales of its Norplex[REGISTERED TRADEMARK] line of products, the amount and timing of which cannot be projected with any certainty. To conserve cash, the Company does not anticipate making significant expenditures related to domestic capital programs unless warranted by improving product market conditions. Also, an additional $2 million received from the settlement of the purchase price of the 1993 sale of 50% of the rutile operations and over $1 million expected to be collected from defendants in a legal proceeding who have settled will supplement the Company's cash position in 1995. Sufficient funds are expected to be available for the Company to continue its existing operations throughout 1995 by utilization of a portion of its cash balances at December 31, 1994. However, if the Company is required to fund any activities at the rutile segment, as discussed below, or if operations at the kaolin segment do not continue to improve in 1995, the Company's cash reserves could be inadequate.

     Due to civil disturbances in Sierra Leone, operations of the Company's 50% owned rutile segment were suspended in January 1995. The Company cannot estimate when operations will recommence in Sierra Leone nor can it determine the amount of funds which may ultimately be required by SRL to restart the operations. SRL has instituted steps to minimize its cash requirements during the suspension of its operations, including termination of substantially all of its work force and delaying vendor payments. However, its available cash reserves are not expected to be adequate to satisfy all of its current obligations and to sustain its remaining operations for an extended period of time. In addition, SRL is not in compliance with certain financial and operational covenants under its financing agreements at December 31, 1994. The lenders have agreed to forebear through May 15, 1995 from calling a default and thereby accelerating payment of the outstanding indebtedness, to enable SRL to assess the situation in Sierra Leone. If the default conditions exist at May 15, 1995, the Company anticipates that SRL will request a continued forbearance from the lenders and possibly changes in the timing of the repayment of amounts due to the lenders. The Company cannot determine the willingness of
the lenders to grant any additional relief to SRL after May 15, 1995.   At
December 31, 1994, the Company's share of SRL's debt outstanding is $23 million, which is partially secured by $2.9 million required to be carried by SRL in a restricted cash account.

     Under the financing agreements, until SRL's capital expansion program attains "project completion" the lenders can require the Company to provide 50% of any funds which may be needed by SRL to fulfill its financial obligations, including repayment of the above indebtedness. In addition, under the agreement with the lenders, the Company is required to provide funds due from its 50% joint venture partner if the partner does not provide its share of funds. However, the partner has an agreement with the Company to provide its 50% share
of funds required by SRL.   If the lenders request acceleration of repayment of
the indebtedness by SRL or SRL requires funds for vendor payments for its remaining operations, the funds will more than likely have to be provided by the Company and its partner. The Company may not have an adequate amount of funds currently available to sustain SRL, including funds required to reestablish its operations. As a result, it may need to seek funds through additional bank financing or from other undetermined sources. One source of funds which may be available to the Company is proceeds from foreign political risk insurance policies. One policy provides up to $15.7 million of insurance to the Company for loss of property due to political violence. However, the amount of recoveries, if any, is not yet determinable and may not be sufficient to fund all of the Company's portion of cash required by SRL. The Company is unable to determine the amount of funds which could be required by SRL or if adequate funds will be available from the above or other undetermined sources on conditions acceptable to the Company.

     Payments under lease agreements at NKC are guaranteed by the Company.
Under the terms of the guaranty, the Company is required to maintain minimum levels of tangible net worth compared to total liabilities and of cash flow relative to current maturities of long-term debt beginning March 31, 1995. If a covenant violation occurs the Company has the right through September 11, 1995 to cure a default by securing a letter of credit, within 30 days of the event of default, in the name of the lessors which, as of December 31, 1994, would be in the amount of $21 million. The lease agreements also place restrictions on the amount of cash which NKC may transfer to its owners and limitations on the repayment of advances previously made by the Company to NKC. The Company's ability to comply with the financial covenants will more than likely be adversely impacted by the suspension of SRL's operations. Should the Company fail to comply with the covenants or provide a letter of credit as noted above, the lessors would have certain rights under the lease including the ability to require liquidating damages ($17 million at December 31, 1994) and could also elect to retain ownership of the leased equipment. If a default occurs, the Company would initiate discussions with the lessors to seek appropriate modifications of the lease terms. However, the Company cannot determine the willingness of the lessors to agree to any modifications, if necessary, on terms which would be acceptable to the Company.

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If the political climate in Sierra Leone continues to be disruptive to business operations, the cost to reestablish operations is economically prohibitive or funding for repairs and start-up cost is not available, the Company may not be able to recover its investment in SRL. Because the lenders have not waived the SRL loan covenant violations beyond May 15, 1995, the amount due under the loan agreements ($23,234,000) has been classified as a current liability. As a result, the Company has a working capital deficiency at December 31, 1994. Also, NKC continues to operate at a loss and to generate negative cash flows from operations. In addition, the Company is required to comply with various financial covenants contained in certain of its lease agreements at NKC. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations. Management of the Company and SRL are continuing their efforts to obtain control of the rutile mining operation and to assure that sufficient funds are available by working with current lenders, so that the Company can meet its obligations and sustain its operations. Management of the Company believes that improved markets for its kaolin products will result in increased sales levels and ultimately operating profits. However, management cannot provide any assurance that these events will occur.

     The Company's principal financial requirements and anticipated sources and uses of funds for 1995 on a segment basis are described below.

                                  RUTILE (SRL)

     Activity reported below includes 100% of the amounts recorded by SRL and parenthetically the amount recorded in the Company's financial statements (reflecting the sale of 50% of SRL in November 1993).

     Please refer to comments made in the above discussion regarding financing at SRL relative to the current suspension of mining operations in Sierra Leone.

     During the three year period ended December 31, 1994, SRL utilized $50.1 million ($33.4 million) of its operational cash flow for capital expenditures, primarily for completion of the Lanti deposit development, enhancement and expansion of production and recovery processes and purchase of earth moving equipment, while $37.5 million ($31.9 million) was borrowed under the financing agreements. During the three year period, SRL made debt principal payments of $15.7 million ($11.9 million) and paid $15 million in dividends to the Company. At December 31, 1994, SRL had outstanding debt totaling $46.4 million ($23.2 million), the long-term portion of which ($19.7 million) is classified as a current liability due to the default of a covenant at December 31, 1994.

     At December 31, 1994, SRL had $10.5 million available to borrow under financing agreements with four international development banks to fund capital expenditures. Due to the suspension of mining operations in Sierra Leone, SRL is currently not able to borrow any funds under these agreements. In addition to the financial covenants and cash escrow requirements previously noted, the financing agreements contain restrictions on SRL's ability to declare dividends and also place limitations on the amount of cash transfers from SRL to its owners. Under the terms of the financing agreements, SRL is required to complete a capital improvement program totaling $83.3 million by December 1996, of which SRL expended $58 million through December 31, 1994. SRL is presently unable to determine the extent to which this capital expansion program has been affected by the situation in Sierra Leone, although it is likely that major modifications will have to be made to the program once mining operations recommence. Any such modifications would require approval of the current SRL lenders and no assurance can be given that SRL would be successful if it sought such modifications.





                                  KAOLIN (NKC)

     During the three year period ended December 31, 1994, NKC's capital expenditures have been primarily for the acquisition of mineral properties and recurring type items. During this period, NKC repaid $16.6 million of indebtedness, primarily by borrowing funds from the Company. NKC does not anticipate that it will expend significant amounts for capital additions during 1995. At December 31, 1994, NKC had outstanding debt totaling $5.2 million. Based on current cash flow projections, NKC does not anticipate that it will be able to make any distributions to its owners in 1995 but expects to reimburse the Company for certain cash expenses paid by the Company on behalf of NKC.

RESULTS OF OPERATIONS

     The Company incurred a loss from continuing operations of $15.6 million in 1994 compared to a loss of $8.4 million in 1993. Operating results from the kaolin and rutile segments are discussed individually below. Operating results included $1.6 million as the Company's share of earnings from an affiliate compared to a $1.3 million loss from the affiliate in 1993. In addition, the final settlement of the Company's sale of 50% of its rutile segment resulted in a $1.5 million gain in 1994. Interest expense decreased to $1.6 million in 1994 compared to $6.3 million in 1993 as the Company retired a substantial portion of debt in November 1993 and capitalized $609,000 of interest in 1994. Included in the 1993 loss was $4.75 million for the settlement of litigation against the Company and certain of its officers and a $3.1 million provision for impairment. The Company recognized $950,000 of other income in 1994 compared to $4.2 million in 1993 in connection with settlements received from defendants of litigation instituted by SRL. Selling, general and administrative expense in 1994 included a $1 million payment to the government of Sierra Leone to resolve certain claims made against SRL.

     The Company incurred a loss from continuing operations of $8.4 million in 1993 compared to a loss of $7.2 million in 1992. Operating results of the kaolin and rutile segments are discussed individually below. The New Jersey zircon operation was terminated in early 1993 with no impact on operations, while it incurred an operating loss of $1 million in 1992. Operations were favorably impacted by recognition of $4.2 million of other revenue in 1993 compared to $1.45 million in 1992 in connection with settlements received from defendants of litigation instituted by SRL. Selling, general and administrative expenses increased by $832,000, primarily at the kaolin segment, as a result of costs associated with the development and market introduction of the Company's Norplex[REGISTERED TRADEMARK] products. Interest expense increased in 1993 as a result of higher levels of borrowing during most of 1993 and a $382,000 decrease in interest capitalized in 1993 compared to 1992. Included in the 1993 loss is $4.75 million for the settlement of litigation against the Company and certain
of its officers and directors.   Also, the Company recorded a provision for
impairment of $3.1 million in the fourth quarter of 1993 to reduce its investment in a real estate joint venture and certain idle equipment to net realizable value. Operating results in 1993 include an increase in the net loss incurred from affiliates, while a minority owner was allocated $1.2 million of the net loss from the kaolin operation in 1993. An income tax benefit of $1.6 million was recognized in 1993 compared to an income tax expense of $3.9 million recorded in 1992, which is further discussed below.

     Income tax expense is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) which requires the Company to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's domestic income tax expense in 1993 includes the tax effect of certain differences between financial statement amounts and amounts to be included in the Company's federal income tax return. These differences consist of a tax deduction related to previously granted stock options and awards and taxable income on the sale of a 20% interest in Nord Kaolin Company, which is recorded as a component of additional paid-in capital in 1993. Also included in 1993 domestic tax expense is a $1.0 million payment of Alternative Minimum Tax.

     The Company's foreign income tax expense (benefit) consists primarily of taxes related to earnings of SRL in Sierra Leone, where SRL's effective income tax rate is 37.5%, with a minimum amount of income tax paid equal to 3.5% of sales. The $23.5 million cumulative effect of the adoption of SFAS 109 recorded in 1992 is generated primarily by the differences between financial and tax depreciation for the Sierra Leone tax jurisdiction. Sierra Leone's method of depreciation is different from domestic tax law in that it allows SRL to elect when to take a depreciation deduction and there is no time limitation as to when any unused depreciation may be deducted. SRL enjoyed a tax holiday in Sierra Leone through June 1987 and during that holiday, it was not required to use any tax depreciation, creating a substantial difference between financial
statement and tax depreciation.   In 1993, the Company determined that SRL would
not be required to utilize tax deductions of $18.8 million for prior periods, for which the tax effect of over $7.1 million has been included as a reduction of tax expense and an increase in the Company's deferred tax asset during the fourth quarter of 1993. As a result of the suspension of mining operations at SRL, the Company has determined that a valuation allowance is required for SRL's deferred tax assets. Accordingly, the Company's tax provision for 1994 includes a charge of $14.1 million for this valuation allowance.

     The Company's operating results in the fourth quarter of 1994 include a $1.5 million gain on sale of 50% of the rutile segment and income tax of $14.1 million related to recording the valuation allowance at the rutile segment. During the fourth quarter of 1993, operating results include revisions of estimates made during the year for certain costs and expenses at SRL, the effect of which was to increase net earnings by $875,000 in the fourth quarter. In addition, operating results in that quarter include $765,000 of selling, general and administrative costs and $2.1 million of domestic income tax expense related to the Company's sale of a 50% interest in SRL. Also the Company recorded a provision for impairment totaling $3.1 million related to an investment in a real estate joint venture and certain equipment and recorded a tax benefit of $7.1 million at SRL due to an increase in allowable tax deduction carry forwards from years prior to 1993. The impact of the above transactions was to increase net earnings before extraordinary item by $2 million during the fourth quarter of 1993.

     Discussion of the changes in revenue, cost of sales and operating earnings on a segment basis follows below.

                                  RUTILE (SRL)

     As previously discussed, the mining operations of this segment were suspended in January 1995 due to civil disturbances in Sierra Leone. The Company cannot estimate when SRL may be able to recommence its mining operations or what changes in the operations may occur due to this situation. In March, SRL terminated all but a small core of its work force, with the remaining employees available to perform various administrative tasks related to the operations of this segment.

     The amounts disclosed for SRL include 100% of SRL's operations through November 17, 1993 and 50% from November 17, 1993 through December 31, 1994.

     The Company's share of SRL revenues declined in 1994 compared to 1993 due to the above noted 1993 change in ownership. For 100% of SRL's operations, average sales prices declined by 5.6% while tonnes (2,204.6 lbs.) of rutile sold increased by 6.1% in 1994 compared to 1993. Revenues in 1993 decreased compared to 1992 revenues as, in addition to lower revenues recorded as a result of the sale of 50% of SRL's operations in November 1993, average sales prices and tonnes of rutile sold for 100% of SRL's operations declined by 9.2% and 6.1%, respectively. Revenues in 1993 include $3.7 million of proceeds from the partial settlement of legal proceedings brought by SRL against its former sales agent and others. After November 17, 1993, the Company is responsible for all costs of this litigation and receives any settlement proceeds. Included in 1992 revenues was $1.5 million from the legal proceedings noted above and $465,000 of gain from disposal of equipment. Included in revenues are sales to individual customers which exceeded 10% of the Company's revenues during 1994, 1993 and 1992, as disclosed in Note T -- Industry Segments to the Financial Statements.

     Cost of sales as a percentage of sales was 78.7%, 75.1% and 77.5% in 1994, 1993 and 1992, respectively. Cost of sales as a percentage of sales increased in 1994 compared to 1993 due primarily to the effect of lower average prices
received in 1994 and an increase in cost of maintenance.   Despite the lower
average rutile prices received during 1993, the cost of sales percentage decreased compared to 1992. This was due to lower cost of production as a consequence of mining in higher grade ore, together with lower maintenance costs and the curtailment of certain high-cost supplemental mining activities in late
1992, with the suspension of operations of a secondary dredge.   Because of
improved mining conditions, the primary dredge was able to supply the required amount of rutile production.

     Operating earnings from this segment, before interest expense and income taxes, were $3.8 million, $14.6 million and $14.1 million in 1994, 1993 and 1992, respectively. The Company's share of operating earnings from this segment decreased in 1994 compared to 1993 due in part to the aforementioned 1993 change in ownership. In comparing 100% of this segment's operation in 1994 to 1993, lower operating earnings were realized due to higher cost of sales as noted above. In addition, selling, general and administrative expense in 1994 includes a payment of $1 million to the government of Sierra Leone to resolve certain claims made by the government against SRL for late payment of duties. Operating earnings increased in 1993 compared to 1992, primarily due to lower production costs and the larger settlement received in 1993 from the previously noted litigation, which more than offset lower earnings due to fewer tonnes sold and lower average selling prices. The Company's share of operating results of SRL in 1993, exclusive of the litigation settlement, were generally comparable to those of 1992, after adjusting for the impact of the sale of 50% of SRL in November 1993.




                                  KAOLIN (NKC)

     Revenues increased by 28.7% in 1994 compared to 1993, as revenues in 1994 include $28.8 million from sales of the Company's Norplex[REGISTERED TRADEMARK] and Norcal[REGISTERED TRADEMARK] products compared to $21.3 million in 1993. In 1994 the Company sold 33% more tons of Norplex[REGISTERED TRADEMARK] and 5% more tons of Norcal[REGISTERED TRADEMARK] compared to 1993. Revenues for Norplex[REGISTERED TRADEMARK] increased by 44% due to the increased tons sold plus an increase of 8% in average selling prices. Norcal[REGISTERED TRADEMARK] revenues increased by 10% as average prices increased by 5%. The Company's conventional products revenue also increased by 15% due to a 12% increase in tons sold and a 3% average increase in selling price. The increase in sales volume and price in 1994 for all products enabled the Company to recover its cost of sales. It is the Company's intention to continue to emphasize sales of the Norplex[REGISTERED TRADEMARK] and Norcal[REGISTERED TRADEMARK] products. Included in revenues are sales to one customer which exceeded 10% of the Company's revenues during 1994 and 1993 as disclosed in Note T -- Industry Segments to the Financial Statements. Revenues increased by 17.9% in 1993 compared to 1992, as revenues in 1993 include $21.3 million from sales of the Company's Norplex[REGISTERED TRADEMARK] and Norcal[REGISTERED TRADEMARK] products compared to $12.9 million in 1992. In 1993 the Company sold 81% more tons of Norplex[REGISTERED TRADEMARK] and 47% more tons or Norcal[REGISTERED TRADEMARK] compared to 1992. Revenues for Norplex[REGISTERED TRADEMARK] increased by 77% although average selling prices decreased by 2% due to product mix and a decline in sales prices. Norcal[REGISTERED TRADEMARK] revenues increased by 37% as average prices also declined by 7%. The increase in sales volume in 1993 of Norplex[REGISTERED TRADEMARK] and Norcal[REGISTERED TRADEMARK] products enabled the Company to generate a gross profit for these new products. A decline in sales volume of 23% and sales prices in 1993 averaging 2% less than in 1992 resulted in a 25% decrease in sales revenue for the Company's conventional products.

     Cost of sales as a percentage of sales was 96.5%, 107.5% and 112.4% in 1994, 1993 and 1992, respectively. The decrease in the cost of sales percentage in 1994 was due to the increased sales volume and price of all products and a decrease in certain production costs. The increase in sales volume in 1993 of Norcal[REGISTERED TRADEMARK] and Norplex[REGISTERED TRADEMARK] was sufficient to improve the cost of sales percentage in 1993, although the Company experienced declines in sales volume of conventional products.

     NKC's operating loss was $4.7 million, $9.7 million and $9.4 million in 1994, 1993 and 1992, respectively. The decrease in operating loss in 1994 compared to 1993 resulted from the lower cost of sales and reductions in general and administrative costs. A continued emphasis on new product development and introduction contributed to the increased operating loss in 1993 compared to 1992.

     NKC has incurred annual operating losses beginning in 1989 due primarily to the costs associated with development and market introduction of its Norplex[REGISTERED TRADEMARK] products and a longer than anticipated new product introduction period. In addition, in the early 1990's lower demand and prices for certain of its products as a result of the recession contributed to NKC's operating losses. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its fixed and variable costs of production during this period. This situation has improved during 1994 and the sales volume and prices of Norplex[REGISTERED TRADEMARK] and Norcal[REGISTERED TRADEMARK] products have reached levels sufficient to recover the fixed and variable production costs and to begin to fund the selling, general and administrative costs of NKC. However, NKC generated a net loss in 1994 and until the level of Norplex[REGISTERED TRADEMARK] sales volume and prices improve, NKC expects to continue to experience operating losses. The Company cannot precisely estimate when or if adequate sales levels of Norplex[REGISTERED TRADEMARK] products will be achieved or the level of operating losses which will be incurred during the future periods. Based upon recent conversions of customers to the Norplex[REGISTERED TRADEMARK] products and probable future testing and conversion at a number of different customer locations, the Company believes the above noted improvement in sales levels and operating results is likely to occur.


INFLATION

     The Company has not been significantly affected by inflation in recent years. Although the Company anticipates that it will not be significantly affected by inflation during 1995, volatility in the cost of energy, particularly petroleum, could have an impact on the Company's operations. The Company is not expected to be affected by changes in interest rates as a majority of its indebtedness is at fixed rates of interest.


ECONOMIC OUTLOOK

     The Company's two operating segments (SRL and NKC) target their marketing strategy toward the paint and paper industries. SRL's and NKC's operating results are hinged very closely to the general economic conditions in the United States and most of the western world.

     Historically, demand for titanium based feedstocks, for the titanium dioxide pigment industry (the market for Sierra Rutile Limited products) has followed the major global business and economic cycles and generally have followed or exceeded regional GDP in their growth and consumption rates. The foundation for supply and demand and pricing for natural rutile is based to a significant degree on the world wide consumption of the titanium dioxide pigments. These pigments represent the largest single application for titanium dioxide raw material feedstock, representing over 90% of world wide annual consumption of Ti0(2) feedstock. The global Ti0(2) industry began recovering in 1994 after 3 years of declining prices caused by demand bottoming out in 1991 corresponding with the onset of unfortunately ill-timed implementation of new pigment plant capacities. The Ti0(2) pigment industry and high Ti0(2) feedstocks in 1994 did not experience any noticeable improvement in price, however, 1995 appears to be a different story. The price for Ti0(2) pigments and feedstocks have realized some price improvement in early 1995 and this is expected to continue into 1996.

     The rutile segment was poised to take advantage of the increased demand for high level titanium feedstocks in 1995 and had implemented a program to increase its overall production of Ti0(2) feedstocks from its current level of approximately 150,000 tonnes annually to approximately 200,000 tonnes with a scheduled start-up of this increased production capability in the fourth quarter of 1995. Unfortunately during January 1995, the rutile operations in Sierra Leone, West Africa came under military attack from alleged non-government forces and essentially were overrun by such forces. The Company and its other 50% owner (Consolidated Rutile Limited) have suspended all operations at the minesite. It is evident that resumption of mining operations will not be possible until security improves.

     The Company's financial results will be negatively impacted in 1995 by continuance of the situation at its rutile operation in Sierra Leone, West Africa. The Company's 50% owned rutile operation will be suspended until such time as security in Sierra Leone improves. Until such time, SRL will not be able to determine when it will be able to recommence operations in Sierra Leone. Company management is unable to predict at this time when this event will occur.

     The Company's other operating segment NKC, markets its products primarily to the U.S. Paper Industry. Pulp, paper and paper board production in the U.S. is forecast to grow faster than the overall economy in 1995. Although the expansion of the U.S. economy is likely to be slower this year than in 1994 because of increasing interest rates, domestic demands for most grades of paper will remain strong. At the same time, world wide demand for U.S. exports will rise because of accelerating growth and increases in paper consumption in Europe, Asia and Latin America. Paper industry analysts are predicting industry production gains of 3 to 3 1/2% in 1995 compared to overall economic growth of 2.8% in the United States.

     The recovery of the U.S. paper industry gained momentum all through 1994. The turnaround was fast and much stronger than most analysts predicted. As a result, much of the industry is now operating at nearly full capacity, and the high level of demand for such products as chemical pulp, coated papers and kraft liner board is straining capacity at most U.S. mills.

     Again, NKC's Norplex[REGISTERED TRADEMARK] product line, whose primary market is the U.S. paper industry, continued on a slower than expected pace in 1994, although tons of Norplex[REGISTERED TRADEMARK] products sold in 1994 were 30% greater than the 1993 levels. Due to the fact that 1995 overall demand for paper products is forecasted to improve at a greater rate than the overall U.S. economic growth rate, NKC is hopeful that some price increase will be realized on its Norplex[REGISTERED TRADEMARK] and calcined products in 1995. It is anticipated that operating losses at NKC will continue in 1995 but at a lesser amount than experienced in 1994. As in 1994, it is also projected that the volume of Norplex[REGISTERED TRADEMARK] products sold in 1995 will increase over the 1994 volume.

     NKC should continue to gain market share with its Norplex[REGISTERED TRADEMARK] products and overall operating results from that segment should improve over that achieved during 1993. As noted above, the markets that NKC serves are affected directly by the overall economic growth world wide and in particular in the U.S. NKC's results will directly relate to the strength of those economies.

     The Company also has a 35% ownership interest in Nord Pacific Limited.
Nord Pacific Limited is engaged in the production of copper and in the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua new Guinea and North America including Mexico. Nord Pacific Limited's only operation at this time is a copper mining and processing facility in eastern Australia. The earnings of this operation are directly affected by world economic growth and the increase or decrease in demand for copper. The above is qualified to the extent that Nord Pacific Limited's copper hedging contracts guarantee a minimum price of $0.94 per pound through June 30, 1995 and a minimum price of $1.17 per pound for the period July through December 1995, with additional upside potential above $1.02 per pound and $1.20 per pound, respectively. The price for copper rose steadily from the end of 1993 and increased dramatically throughout 1994. At the end of 1994 it stood at $1.34/lb. compared to a low of $.78 per lb. towards the end of 1993.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          INDEX TO FINANCIAL STATEMENTS:                   PAGE
                                                           ----

          Independent Auditors' Report                      32
          Consolidated Balance Sheets                       34
          Consolidated Statements of Operations             35
          Consolidated Statements of Stockholders' Equity   36
          Consolidated Statements of Cash Flows             37
          Notes to Consolidated Financial Statements        38



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Nord Resources Corporation
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Nord Resources Corporation and subsidiaries ("Company") as of December 31, 1994 and 1993, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these statements based on our audits. We did not audit the financial statements of Sierra Rutile Limited (a 50% owned subsidiary) and related rutile segment entities (together the "Rutile Segment") for the year ended December 31, 1994, the Company's investment in which is accounted for by proportionate consolidation through December 31, 1994 and on the cost basis as of December 31, 1994. Such statements reflect assets and revenues constituting 47% and 42%, respectively, of the related totals for that year in the accompanying 1994 consolidated financial statements. The financial statements of the Rutile Segment, prepared in accordance with accounting principles generally accepted in the United Kingdom, were audited by other auditors whose report has been furnished to us, and our report, insofar as it relates to the amounts included for the Rutile Segment for the year ended December 31, 1994, is based solely on the report of such auditors. The other auditors' report stated that they were unable to express an opinion on the 1994 financial statements of the Rutile Segment since they were unable to complete substantial auditing procedures and because of the uncertain impact on the financial statement carrying amounts following civil unrest near the mine facilities of the Rutile Segment.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the consolidated financial statements as of December 31, 1993 and for each of the two years in the period then ended present fairly, in all material respects, the financial position of Nord Resources Corporation and its subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying 1994 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and C to the consolidated financial statements, operations of the Rutile Segment have been suspended subsequent to December 31, 1994 because of civil war activities in the area near the Rutile Segment's mine in Sierra Leone. Funds for repairs to mine assets and restart costs may be required of the Company in 1995; the amount and availability of such funds cannot be presently determined. Also as described in Note A, the Company is not in compliance with provisions of various loan agreements and, as a result of the classification of the related obligations as current liabilities, the Company has negative working capital; and, the kaolin segment continues to operate at a loss and to generate negative cash flows from operations. In addition, as further described in Note M, the Company's ability to comply with the financial covenants in several lease agreements will more than likely be adversely impacted by the suspension of operations at the Rutile Segment. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties referred to in the preceding paragraph, and the inability of the other auditors to express an opinion on the financial statements of the Rutile Segment, we are unable to express, and we do not express, an opinion on the Company's consolidated financial statements for 1994.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for its investment in the Rutile Segment to the cost basis of accounting at December 31, 1994. As discussed in Note P to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.



DELOITTE & TOUCHE LLP

Dayton, Ohio
April 7, 1995

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994 AND 1993
(In thousands except share and per share amounts)


ASSETS (Notes A and G)                                1994         1993
- ----------------------                             -----------  -----------
CURRENT ASSETS:

  Cash and cash equivalents                        $   8,946    $  20,555

  Restricted cash -- SRL (Notes C and G)               2,934

  Accounts receivable:
    Trade (less allowance of $145 in 1994
     and $75 in 1993)                                  6,897        7,096
    Related parties                                    2,094        1,376
    Other                                              1,302        2,346
                                                   -----------  -----------
                                                      10,293       10,818

  Inventories:
    Finished and semi-finished                         1,342        5,527
    Supplies                                           1,736        2,354
                                                   -----------  -----------
                                                       3,078        7,881

  Prepaid expenses                                     1,985        1,822
  Deferred tax asset (Note P)                                       2,105
                                                   -----------  -----------
TOTAL CURRENT ASSETS                                  27,236       43,181

RESTRICTED CASH AND
  INVESTMENTS (Note G)                                 2,797        5,380

DEFERRED TAX ASSET (Note P)                                        11,527

INVESTMENTS IN AND ADVANCES TO
  AFFILIATES (Note D)                                  8,142        6,552

INVESTMENT IN RUTILE SEGMENT, at cost as
  described in Note A                                 64,353

PROPERTY, PLANT AND EQUIPMENT, at cost
  less accumulated depreciation and depletion
  (Note E)                                            36,804       86,250

OTHER ASSETS (Note F)                                  6,783        9,868
                                                   -----------  -----------
                                                   $ 146,115    $ 162,758
                                                   -----------  -----------
                                                   -----------  -----------
LIABILITIES AND
STOCKHOLDERS' EQUITY (Note A)                          1994         1993
- -----------------------------                      -----------  -----------
CURRENT LIABILITIES:
  Accounts payable                                 $   3,059   $    4,478
  Accounts payable -- related party                    4,310        1,454
  Accrued expenses                                     1,193        2,405
  Accrued reclamation                                    717          762
  Accrued taxes other than income                        534        1,084
  Obligations in default (Notes C and G)              23,234
  Current maturities of long-term debt                   644        4,451
                                                   -----------  -----------
TOTAL CURRENT LIABILITIES                             33,691       14,634

LONG-TERM DEBT (Note G)                                4,701       19,738

IMPUTED INTEREST ON NON-INTEREST
  BEARING DEBT (Note G)                                             2,653

LONG-TERM LIABILITIES:
  Retirement and postretirement benefits
   (Notes H and I)                                     5,225        5,109
  Other                                                  507        1,786
                                                    ----------   ----------
                                                       5,732        6,895

COMMITMENTS AND CONTINGENT LIABILITIES
   (Notes C, J, K, L, and M)

STOCKHOLDER LITIGATION SETTLEMENT (Note J)                          4,250

MINORITY INTEREST (Note N)                             4,457        5,779

STOCKHOLDERS' EQUITY (Notes G and O):
  Common Stock, par value $.01 per share;
   authorized, 25,000,000 shares, issued and
   outstanding 15,838,408 -- 1994 and
   15,139,974 -- 1993                                    158          151
  Additional paid-in capital                          58,137       53,856
  Retained earnings, restricted (Note G)              39,092       54,703
  Cumulative foreign currency translation
   adjustment (Note D)                                   282          379
  Minimum pension liability (Note H)                    (135)        (280)
                                                   -----------  -----------
                                                      97,534      108,809
                                                   -----------  -----------
                                                   $ 146,115    $ 162,758
                                                   -----------  -----------
                                                   -----------  -----------

See notes to consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(In thousands except per share amounts)

                                                                                                 1994         1993         1992
                                                                                               ----------   ----------   ----------
REVENUES:
  Sales                                                                                        $  71,494    $  88,446    $ 100,069
  Other revenues                                                                                     337        1,157        1,106
                                                                                               ----------   ----------   ----------
  Total Revenues                                                                                  71,831       89,603      101,175

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                                   63,762       77,310       88,564
  Selling, general, and administrative expenses                                                   13,685       12,556       11,724
                                                                                               ----------   ----------   ----------
   Total Operating Costs and Expenses                                                             77,447       89,866      100,288

EARNINGS (LOSS) FROM OPERATIONS                                                                   (5,616)        (263)         887

OTHER INCOME (EXPENSE):
  Interest income                                                                                    854          383          489
  Interest expense                                                                                (1,615)      (6,287)      (5,135)
  Litigation recoveries (Note J)                                                                     950        4,200        1,450
  Stockholder litigation settlement (Note J)                                                                   (4,750)
  Provision for impairment of assets (Note D)                                                                  (3,074)
  Gain on sale of 50% of rutile segment (Note C)                                                   1,527
  Equity in net earnings (loss) of affiliate (Note D)                                              1,613       (1,299)        (928)
  Minority interest                                                                                1,321        1,166
                                                                                               ----------   ----------   ----------
  Total Other Income (Expense)                                                                     4,650       (9,661)      (4,124)
                                                                                               ----------   ----------   ----------
(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX
  (EXPENSE) BENEFIT                                                                                 (966)      (9,924)      (3,237)

INCOME TAX (EXPENSE) BENEFIT (Note P)                                                            (14,645)       1,562       (3,945)
                                                                                               ----------   ----------   ----------
(LOSS) FROM CONTINUING OPERATIONS                                                                (15,611)      (8,362)      (7,182)

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS (Note Q)                                                             106       (2,900)
                                                                                               ----------   ----------   ----------
(LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                                              (15,611)      (8,256)     (10,082)

EXTRAORDINARY ITEM -- Loss on early extinguishment of debt (Note C)                                              (826)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note P)                                                                23,480
                                                                                               ----------   ----------   ----------
NET EARNINGS (LOSS)                                                                            $ (15,611)   $  (9,082)   $  13,398
                                                                                               ----------   ----------   ----------
                                                                                               ----------   ----------   ----------
EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE (Note B):
  Primary:
    From continuing operations                                                                 $   (1.02)   $    (.55)   $    (.47)
    From discontinued operations                                                                                  .01         (.19)
                                                                                               ----------   ----------   ----------
    (Loss) before extraordinary item and cumulative
     effect of change in accounting principle                                                      (1.02)        (.54)        (.66)

    Extraordinary item                                                                                           (.06)
    Cumulative effect of change in accounting principle                                                                       1.55
                                                                                               ----------   ----------   ----------
    Net earnings (loss)                                                                        $   (1.02)   $    (.60)   $     .89
                                                                                               ----------   ----------   ----------
                                                                                               ----------   ----------   ----------
    Average shares                                                                                15,306       15,134       15,152
                                                                                               ----------   ----------   ----------
                                                                                               ----------   ----------   ----------
  Fully diluted:
    From continuing operations                                                                                           $    (.31)
    From discontinued operations                                                                                              (.16)
                                                                                                                         ----------
    (Loss) before cumulative effect
     of change in accounting principle                                                                                        (.47)

    Cumulative effect of change in accounting principle                                                                       1.29
                                                                                                                         ----------
    Net earnings                                                                                                         $     .82
                                                                                                                         ----------
                                                                                                                         ----------
    Average shares                                                                                                          18,209
                                                                                                                         ----------
                                                                                                                         ----------

See notes to consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31,  1994, 1993 AND 1992
(In thousands except shares)

                                                                                                            Cumulative
                                                                 Common Stock                                 Foreign
                                                                 Outstanding      Additional                  Currency     Minimum
                                                             -------------------    Paid-in     Retained    Translation    Pension
                                                               Shares     Amount    Capital     Earnings    Adjustment    Liability
                                                             ----------  -------  ----------   ----------   -----------  -----------
BALANCE -- December 31, 1991                                 15,120,026   $ 151   $  51,001    $  50,387    $      473   $

  Net earnings                                                                                    13,398
  Exercise of stock options                                       3,000                   8
  Issuance of common stock                                        5,448                  29
  Compensation related to
   non-qualified options                                                                 67
  Foreign currency translation
   adjustment                                                                                                     (317)
                                                             ----------  -------  ----------   ----------   -----------  -----------
BALANCE -- December 31, 1992                                 15,128,474     151      51,105       63,785          156

  Net (loss)                                                                                      (9,082)
  Exercise of stock options                                      11,500                  30
  Compensation related to
   non-qualified options                                                                315
  Net gain on issuance of stock
   by subsidiary (Note N)                                                               793
  Tax benefit from common stock
   transactions                                                                       1,613
  Foreign currency translation
   adjustment                                                                                                     223
  Minimum pension liability (Note H)                                                                                         (280)
                                                             -----------  -------  ---------   ----------   -----------  -----------
BALANCE -- December 31, 1993                                 15,139,974     151      53,856       54,703          379        (280)

  Net (loss)                                                                                     (15,611)
  Exercise of stock options                                       8,275                  38
  Issuance of common stock (Note J)                             690,159       7       4,243
  Foreign currency translation
   adjustment                                                                                                     (97)
  Minimum pension liability (Note H)                                                                                          145
                                                             -----------  -------  ----------  ----------   -----------  -----------
BALANCE -- December 31, 1994                                 15,838,408   $ 158    $ 58,137    $  39,092    $     282    $   (135)
                                                             -----------  -------  ----------  ----------   -----------  -----------
                                                             -----------  -------  ----------  ----------   -----------  -----------

See notes to consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(In thousands)

                                                                                            1994          1993          1992
                                                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES (Note S):
        Rutile                                                                           $   12,040    $   17,069    $   25,051
        Domestic                                                                             (2,500)       (6,525)      (12,531)
                                                                                         -----------   -----------   -----------
  Net cash provided by operating activities                                                   9,540        10,544        12,520
                                                                                         -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures:
        Rutile                                                                              (16,378)      (10,214)       (6,758)
        Domestic                                                                               (929)         (606)         (970)
  Net proceeds from sale of minority interest--Domestic                                                     4,950
  Net cash proceeds from sale of 50% of SRL
   (gross proceeds, $54.8 million)--Domestic                                                               29,461
  Additions to other assets:
        Rutile                                                                                   (9)         (305)       (3,081)
        Domestic                                                                             (1,073)       (1,515)       (2,012)
  Decrease (increase) in investments in and
   advances to affiliates--Domestic                                                             (74)       (1,750)          268
                                                                                         -----------   -----------   -----------
  Net cash provided by (used in) investing activities                                       (18,463)       20,021       (12,553)
                                                                                         -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional indebtedness:
        Rutile                                                                                5,650         5,000        21,220
        Domestic                                                                                                            386
  Short-term (repayments)--Rutile                                                                                        (4,050)
  Payments of indebtedness:
        Rutile                                                                               (3,473)       (2,796)       (1,500)
        Domestic                                                                               (469)      (22,635)      (10,486)
  Restricted cash and investments:
        Rutile                                                                                 (158)       (3,106)
        Domestic                                                                               (194)       (2,304)       (1,200)
  Stock option activity--Domestic                                                                37            31            37
                                                                                         -----------   -----------   -----------
  Net cash provided by (used in) financing activities                                         1,393       (25,810)        4,407
                                                                                         -----------   -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (7,530)        4,755         4,374

CASH AND CASH EQUIVALENTS -- Beginning of year                                               20,555        15,800        11,426

CASH INCLUDED IN INVESTMENT IN RUTILE SEGMENT
     AT DECEMBER 31, 1994                                                                    (4,079)
                                                                                         -----------   -----------   -----------
                                                                                         -----------   -----------   -----------
CASH AND CASH EQUIVALENTS -- End of Year                                                 $    8,946    $   20,555    $   15,800
                                                                                         -----------   -----------   -----------
                                                                                         -----------   -----------   -----------
CASH PAID FOR:
  Interest, net of capitalized amount of
   $609 in 1994 and $382 in 1992                                                         $    2,119    $    6,127    $    5,141
                                                                                         -----------   -----------   -----------
                                                                                         -----------   -----------   -----------
  Income taxes                                                                           $      865    $    3,090    $    2,450
                                                                                         -----------   -----------   -----------
                                                                                         -----------   -----------   -----------
NON-CASH TRANSACTIONS:
  Conversion of advances to affiliate into common stock (Note D)                         $    2,900    $    2,500
                                                                                         -----------   -----------
                                                                                         -----------   -----------
  Debenture retired in connection with sale of 50% of SRL (Note C)                                     $   20,000
                                                                                                       -----------
                                                                                                       -----------
  Stock issued to settle long-term liability                                             $    4,250
                                                                                         -----------
                                                                                         -----------
  Refinancing of IDR Bond (Note G)                                                       $    1,900
                                                                                         -----------
                                                                                         -----------

See notes to consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

A.   BASIS OF PRESENTATION

The Company is engaged in operating natural resource properties primarily for production of kaolin and rutile (titanium dioxide). Kaolin produced by the Company is sold primarily to the paper industry and rutile is sold primarily to the paint pigment industry. The Company has a normal business cycle which occurs over an extended period of time.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nord Resources Corporation, its majority-owned subsidiaries and its 50% interest in a rutile mining operation ("SRL") (the "Company"). All significant intercompany transactions and balances are eliminated.

SRL as used in these financial statements includes Sierra Rutile Holdings, Sierra Rutile Limited (the mining operation) and other subsidiaries of the Company and Sierra Rutile Holdings which are economically dependent on the mining operation. See Note C for summarized financial information regarding SRL.

Financial statement amounts relating to SRL represent the Company's proportionate share in each of the assets, liabilities and operations of SRL, which were 100% owned by the Company through November 17, 1993 and 50% owned thereafter. As a result of the situation described below, the Company's 50% investment in SRL is carried at the cost basis of accounting (which includes original cost plus undistributed earnings through December 31, 1994 except for certain SRL indebtedness with effective recourse to the Company and related restricted cash) in the consolidated balance sheet at December 31, 1994.

Investments in 20% to 40%-owned affiliates and joint ventures and in affiliates or joint ventures in which the Company's investment may temporarily be in excess of 40% are carried using the equity method.

INVESTMENT IN RUTILE SEGMENT

In January 1995, the Company's 50% owned rutile mining operation in Sierra Leone, located in West Africa, came under armed attack from non-government forces. As a result, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. SRL has received reports of fighting between government and non-government forces at a number of locations in Sierra Leone. There is considerable uncertainty surrounding the future of the rutile mining operation, given the ongoing civil unrest and the uncertain political environment in Sierra Leone.

Management of SRL intends to resume operations upon restoration of political stability in Sierra Leone, but at the present time it is not possible to estimate when this might be achieved or the extent of damage and deterioration to SRL's facilities which might occur during the period of suspension of operations. When SRL is able to recommence operations, it will likely incur costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. Until the current security situation improves and SRL personnel can return to the minesite, it is not possible to estimate these costs without knowledge of the condition of the facilities and equipment.

Prior to December 31, 1994, the Company proportionately consolidated its share in each of the assets, liabilities and operations of SRL. As of December 31, 1994, the Company adopted the cost basis of accounting (which includes original cost plus undistributed earnings through December 31, 1994) for its investment in SRL, except for certain SRL indebtedness with effective recourse to the Company which is reported as a separate liability and related restricted cash (see Note C), because the Company no longer controlled SRL's operations
following the attack by non-government forces.   The consolidated statements of
operations and cash flows include the Company's proportionate share of operations of SRL through December 31, 1994. The Company intends to resume proportional consolidation when it regains control of the mine.

FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If the political climate in Sierra Leone continues to be disruptive to business operations, the cost to reestablish operations is economically prohibitive or funding for repairs and start-up cost is not available, the Company may not be able to recover its investment in SRL. In addition, the kaolin segment (Note T) continues to operate at a loss and to generate negative cash flows from operations. Also the Company is required to comply with various financial covenants contained in certain of its lease agreements, as further described in Note M. As described in Note G, the Company is not in compliance with several provisions of various loan agreements and because the lender has not waived the violations beyond May 15, 1995, the amount due under these borrowings ($23,234,000) has been classified as a current liability. As a result, the Company has a working capital deficiency at December 31, 1994. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The operations of the kaolin segment have incurred losses during the past several years, primarily due to slower than anticipated market acceptance of a new product line. For the year ended December 31, 1994, the operating loss at the kaolin segment is lower than in prior years. Operating losses at this segment will likely continue until such time as sufficient sales levels of the new products are attained, the timing of which is not determinable by the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations. Management of the Company and SRL are continuing their efforts to obtain control of the rutile mining operation and to assure that sufficient funds are available by working with current lenders so that the Company can meet its obligations and sustain its operations. Management of the Company believes that improved markets for its kaolin products will result in increased sales levels and, ultimately, operating profits. However, management cannot provide any assurance that these events will occur.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Management of the Company is responsible for the preparation, objectivity and integrity of the consolidated financial statements, including the determination of estimates and judgments used in the preparation of the consolidated financial statements. These estimates include rates of return on investments and rates of discounting and salary escalation used to evaluate retirement and postretirement benefits. Estimates of mineral reserves are used as a basis for amortization of certain of the Company's long-term assets.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from two to thirty years. Minerals and mineral rights and dams and deposit development are depleted by the units-of-production method over the estimated reserves.

MINE DEVELOPMENT COSTS

The Company defers costs directly attributable to the development of reserves. Such costs are amortized by the units-of-production method over the estimated reserves.

LONG-TERM ASSETS

A significant amount of the Company's assets are of a long-term nature. In the preparation of its financial statements, the Company evaluates the carrying amount of these assets through application of a number of techniques including analysis of future cash flows, review of third party transactions with the Company, obtaining third party valuations of assets and review of the underlying operations of its affiliates. Any assets which may be deemed impaired are written down to their estimated recoverable amount under a going concern assumption.

NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Primary earnings (loss) per common and common equivalent share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year adjusted for the dilutive effect of common stock equivalents when applicable. Fully diluted earnings per common and common equivalent share assumes conversion of the 8% convertible debentures which were retired in November 1993. For 1992, equivalent shares are increased by an additional 3,027,092 shares, and net earnings is adjusted to eliminate interest expense of $1,600,000. The effect of conversion of the 8% convertible debentures into the Company's Common Stock was anti-dilutive in 1993.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1993 and 1992 consolidated financial statements to conform to the classifications used in 1994. These reclassifications had no effect on results of operations or stockholders' equity as previously reported.

C.   RUTILE SEGMENT

The Company sold 50% of its equity interest in its rutile segment ("SRL") in November 1993 for initial proceeds of $54,800,000 of which $20,000,000 was used to retire its debenture. In connection with this sale in 1993, $13,600,000 of debt was also repaid and $826,000 of debt issuance costs were written off as a loss from early extinquishment of debt which is reported as an extraordinary item. The Company recognized a gain of $1,527,000 in the fourth quarter of 1994 as a result of receiving an additional $2,000,000 as a final payment from this sale.

As explained in Note A, as of December 31, 1994 the Company has adopted the cost basis of accounting for its investment in SRL. The consolidated statements of operations and cash flows includes the Company's proportionate share of operations and cash flows of the accounts of the rutile segment through December 31, 1994.

The following summarized financial information of the Company's share of the rutile segment has been prepared assuming the Company will continue as a going concern. The Company will assess the need for an impairment reserve and the accrual of start-up cost when information becomes available. If the civil disturbances in Sierra Leone do not cease or the estimated costs of reestablishment of SRL's operations in Sierra Leone are prohibitive, the Company may have to record an impairment reserve against a portion or possibly all of its investment in SRL. Although SRL will likely incur costs to restart the operations, the amount of impairment and costs to restart the operations cannot be estimated currently.

                                           December 31
                                   ---------------------------
Balance Sheet Data -- SRL              1994           1993
- -------------------------          ------------   ------------
                                         (In thousands)
Current assets                     $   13,371     $   15,733
Property, plant and
  equipment                            58,375         47,222
Long-term income
  tax asset                                           11,527
Other assets                            1,935          2,874
Restricted cash                         2,934          2,776
                                   ------------   ------------
  Total assets                     $   76,615     $   80,132
                                   ------------   ------------
                                   ------------   ------------

                                           December 31
                                   ---------------------------
Balance Sheet Data -- SRL              1994           1993
- -------------------------          ------------   ------------

Obligations in default             $   23,234     $
Other current liabilities               6,896          5,743
Long-term debt                                        14,664
Imputed interest on
  non-interest bearing note                            2,653
Other liabilities                       2,435          1,164
                                   ------------   ------------
  Total liablities                     32,565         24,224

Foreign currency
  translation adjustment                   (3)
Company's share of equity              44,053         55,908
                                   ------------   ------------
   Total liabilities and
     stockholders' equity          $   76,615     $   80,132
                                   ------------   ------------
                                   ------------   ------------
Company's share of equity          $   44,053
Debt with recourse to
  the Company                          23,234
Restricted cash                        (2,934)
                                   ------------
Company's investment in
   rutile segment                  $   64,353
                                   ------------
                                   ------------

The following is summarized operating data for the Company's share of operations of the rutile segment. Amounts in 1994 represent 50% of the rutile segment. Amounts in 1993 represent 100% of the rutile segment through November 17, 1993 (date of sale) and 50% from the date of sale to December 31, 1993. Amounts in 1992 represent 100% of the rutile segment.

                                                    Year Ended December 31
                                           -------------------------------------
Operating Data -- SRL                          1994         1993         1992
- ---------------------                      ---------     ---------     ---------
                                                       (In thousands)
Sales                                       $30,263       $56,146      $ 70,463
Other revenues                                  177           895         1,092
                                           ---------     ---------     ---------
 Total revenues                              30,440        57,041        71,555

Cost of sales                                23,828        42,127        54,632
Selling, general and
  administrative                              3,073         4,198         4,413
                                           ---------     ---------     ---------
 Total costs and expenses                    26,901        46,325        59,045
                                           ---------     ---------     ---------

Interest income                                 250           171           120
Litigation recoveries                                       3,700         1,450
Interest expense                               (952)       (2,918)         (975)
                                           ---------     ---------     ---------
 Total other income (expense)                  (702)          953           595

Earnings before income
  tax (expense) benefit                       2,837        11,669        13,105

Income tax (expense) benefit                (14,692)        3,639        (4,053)

Cumulative effect of change
  in accounting principle                                                23,480
                                           ---------     ---------     ---------

 Net earnings (loss)                       $(11,855)     $ 15,308      $ 32,532
                                           ---------     ---------     ---------
                                           ---------     ---------     ---------

PROPERTY, PLANT AND EQUIPMENT -- SRL

                                                       December 31
                                             ------------------------------
                                                  1994            1993
                                             --------------  --------------
                                                     (In thousands)
Dams and deposit development                 $    18,161     $    17,914
Buildings                                          7,667           7,641
Mining, exploration and
  milling equipment                               50,966          49,932
Office equipment                                   1,155           1,048
Construction-in-process                           17,152           1,750
                                             --------------  --------------
                                                  95,101          78,285
Less accumulated depreciation
  and depletion                                   36,726          31,063
                                             --------------  --------------
                                             $    58,375     $    47,222
                                             --------------  --------------
                                             --------------  --------------

Mining equipment with a net carrying amount of $2,530,000 at December 31, 1994 is temporarily idle due to market conditions. In the opinion of SRL management, there has been no impairment of value with respect to this idle equipment at December 31, 1994.


OTHER ASSETS -- SRL

                                                       December 31
                                             -------------------------------
                                                 1994              1993
                                             --------------   --------------
                                                       (In thousands)
Mine development costs                       $     1,270      $     1,162
Debt issuance costs (less accumulated
  amortization of $202 in 1994
  and $102 in 1993)                                  650              750
Other                                                 15              962
                                             --------------   --------------

                                             $     1,935      $     2,874
                                             --------------   --------------
                                             --------------   --------------

INCOME TAXES -- SRL

The principal current and long-term deferred tax assets and (liabilities) are as follows:

                                                       December 31
                                             ------------------------------
                                                 1994              1993
                                             --------------   --------------
                                                     (In thousands)
SRL current deferred tax asset:
 Inventory                                   $     2,796       $     2,200
 Other                                                                 (95)
                                             --------------   --------------
                                                   2,796             2,105
 Valuation allowance                              (2,796)
                                             --------------   --------------
                                             $         0       $     2,105
                                             --------------   --------------
                                             --------------   --------------

SRL long-term deferred tax asset:
 Depreciation                                $    11,203       $    11,241
 Other                                               478               668
                                             --------------   --------------

                                                  11,681            11,909
Valuation allowance                              (11,681)             (382)
                                             --------------   --------------

                                             $         0       $    11,527
                                             --------------   --------------
                                             --------------   --------------

The SRL income tax asset is generated primarily by the differences between financial and tax depreciation for the Sierra Leone tax jurisdiction. Sierra Leone's method of depreciation is different from domestic tax law in that it allows SRL to elect when to take a depreciation deduction and there is no time limitation as to when the unused depreciation may be deducted. SRL enjoyed a tax holiday in Sierra Leone through June 1987 and during that holiday, it was not required to use any tax deduction for depreciation, creating a substantial difference between financial statement and tax depreciation. As a result of the suspension of mining operations as described in Note A, the Company has determined that under the provisions of Statement of Financial Accounting Standards No. 109, a valuation allowance is required for these deferred tax assets. Accordingly, the income taxes of $14,645,000 in the Company's statement of operations for the year ended December 31, 1994 includes a charge of $14,095,000 to increase the valuation allowance pertaining to SRL deferred tax assets.

COMMITMENTS -- SRL

In connection with the settlement of certain claims asserted by the government of Sierra Leone (government), SRL has agreed to commit $6 million for projects for the benefit of Sierra Leone. The projects, to be mutually agreed upon by the government and SRL, will be phased over a period not less than 3 years beginning in 1996. The Company anticipates that the capital projects, once they are determined, will benefit Sierra Leone and become an integral part of the mining operations of SRL.

OPERATING LEASES -- SRL

A mining concession is leased by SRL for its rutile operation through 2009, subject to renewal for an additional fifteen years. The Company's 50% share of estimated annual lease payments is $138,000, based upon the area occupied by SRL. In addition, a royalty is paid based on sales. For the years ended December 31, 1994, 1993 and 1992, $1,161,000, $2,226,000, and $2,671,000,
respectively, was recorded by the Company as its share of mining lease and royalty expense.

CONTINGENCIES -- SRL

The government of Sierra Leone has an option to acquire 47% of the shares of SRL beginning January 2000 at a purchase price of $57,352,000. Each of the shareholders of SRL would sell equal interests in SRL if this purchase option is exercised.

The Company carries varying levels of insurance to cover risk of loss on its investment in SRL due to political violence and expropriation of SRL's assets. Under an insurance policy provided by an agency of the United States government, political violence coverage is provided to cover the Company's share of damage to property. Coverage by the same insurer is provided for loss due to expropriation (any actions taken by a government which prevents the Company from exercising rights or control over its investment). Collection under the above policy is limited to $15.7 million for damages resulting from political violence; however, policy limits are $23.7 million for losses which include expropriation. Another political risk policy carried by the Company for up to $8.4 million of coverage with a private insurer includes expropriation coverage but specifically excludes losses resulting from political violence. This policy expired on March 31, 1995 and the insurer has elected not to renew the coverage. The Company has advised both insurers that it may have claims under these political risk policies. However, the Company cannot estimate the extent of claims which may be asserted under either of these policies or the timing or amount of recoveries which may ultimately be available to the Company.

D.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

                                                       December 31
                                   ------------------------------------------
                                                   1994            1993
                                   --------------------------    ------------
                                                     (In thousands)
                                   Percent
                                    Owned
                                   --------
Nord Pacific Limited:
     Investment, at cost             35.3%        $ 10,726       $  7,826
     Foreign currency
     translation adjustment                            282            379
     Equity in net earnings (loss)                  (4,205)        (5,818)
                                                  ---------      ---------

     Total investment                                6,803          2,387

     Advances                                           19          2,845
                                                  ---------      ---------

Total Nord Pacific Limited                           6,822          5,232

Manatee Gateway:
     Investment, at cost               40%           3,539          3,539
     Less valuation allowance                       (2,219)        (2,219)
                                                  ---------      ---------

Total Manatee Gateway                                1,320          1,320
                                                  ---------      ---------

                                                  $  8,142       $  6,552
                                                  ---------      ---------
                                                  ---------      ---------

NORD PACIFIC LIMITED ("Pacific")

In February 1994, Pacific declared a stock bonus of seven additional shares for each share outstanding (in effect an 8 for 1 stock split) prior to completing a public offering in Australia. In connection with the public offering, the Company converted $2,900,000 of its advances to Pacific into 3,488,721 shares of common stock of Pacific, at a price of $.83 per share. As a result of these transactions the Company's ownership in Pacific decreased from 47% at December 31, 1993 to 35.3% currently. During 1993, the Company converted $2,500,000 of its advances to Pacific into 2,962,960 shares of Pacific's common stock, at a market price of $.84 per share, increasing its ownership from 42% to 47%. The Company's share of equity in net assets in excess of its investment is being amortized over ten years.

The aggregate market value of the Company's investment in Pacific at December 31, 1994, based on the average of the bid and asked price of Pacific common stock (NASDAQ bid and asked) at December 31, 1994 of $.84 per share, was $14,112,000.

The following is summarized information from the audited financial statements of Pacific. The independent auditors' report covering those consolidated financial statements contains an explanatory paragraph indicating that the realization of deferred exploration and development costs is dependent upon future events.

The deferred exploration, development and other costs appearing on the balance sheet of Pacific relate primarily to three properties. The Company has obtained financial analyses of each of these properties from Pacific and based on review of the information supplied by Pacific and the position expressed by Pacific as to the expected recovery of its investment in these key properties, the Company believes that it will recover its investment in Pacific.

                                                        December 31
                                                  ----------------------------
Balance Sheet Data -- Pacific                        1994              1993
- -----------------------------                     ----------        ----------
                                                         (In thousands)
Current assets                                    $   9,957         $   1,773
Restricted cash                                       1,024             1,005
Forward currency exchange contracts                     849
Property, plant and equipment                         5,612             5,882
Deferred exploration,
  development and other costs                        15,408            13,945
                                                  ----------        ----------

Total assets                                         32,850            22,605

Current liabilities                                   5,940             4,895
Long-term debt:
  Nord Resources Corporation                          2,772
  Affiliate                                           1,905
  Other                                               3,949             9,490
Retirement benefits                                     148               102
                                                  ----------        ----------

Shareholders' equity                              $  22,813         $   3,441
                                                  ----------        ----------
                                                  ----------        ----------

Company's share of equity
  (35.3% at December 31, 1994
  and 47% at December 31, 1993)                   $   8,049         $   1,617
                                                  ----------        ----------
                                                  ----------        ----------


                                             Year Ended December 31
                                     -----------------------------------------
Operating Data -- Pacific               1994           1993           1992
- -------------------------            -----------    -----------    -----------
                                                  (In thousands)
Sales                                 $ 11,293       $  4,674       $
Less costs and expenses                (10,577)        (6,787)        (1,934)
Forward currency
 transaction gain (loss)                 1,033           (204)
Gain on foreign
 currency contracts                      2,535             14
Other (expenses)                          (295)          (734)          (287)
                                     -----------    -----------    -----------
Net earnings (loss)                   $  3,989       $ (3,037)      $ (2,221)
                                     -----------    -----------    -----------
                                     -----------    -----------    -----------
Charges from the Company
 included in costs
 and expenses                         $    342       $    551       $    441
                                     -----------    -----------    -----------
                                     -----------    -----------    -----------

The consolidated financial statements of Pacific include Pacific's 40% proportionate interest in the assets, liabilities and costs and expenses of the joint venture related to the copper property.

MANATEE GATEWAY

The Company, through its wholly-owned subsidiary, Nord Manatee Ltd., has an interest in an inactive joint venture which holds approximately 200 acres of undeveloped real property in Manatee County, Florida. Contributions to the venture are required in the same ratios as the participants' interests. Based on a 1993 review of the underlying real estate and potential uses, the Company believed that its investment in Nord Manatee Ltd. was impaired. Accordingly, the Company recorded a $2,219,000 provision for impairment during the fourth quarter of 1993. The carrying amount recorded by the joint venture for the undeveloped real property at December 31, 1994 is $8,110,000.

E.   PROPERTY, PLANT AND EQUIPMENT

Amounts relating to SRL are excluded from the amounts below at December 31, 1994 (see Note C).

                                                         December 31
                                                 ----------------------------
                                                     1994            1993
                                                 ------------    ------------
                                                       (In thousands)
Land                                              $     583       $     583
Minerals and mineral rights                           5,076           5,076
Buildings                                             5,406           5,406
Mining, exploration and
  milling equipment                                  52,285          52,038
Office equipment                                        670             736
Construction-in-process                                 532             247
                                                 ------------    ------------
                                                     64,552          64,086
Less accumulated depreciation
  and depletion                                      27,748          25,058
                                                 ------------    ------------
                                                     36,804          39,028

Net book value of plant and
  equipment of rutile segment (Note C)                               47,222
                                                 ------------    ------------
                                                  $  36,804       $  86,250
                                                 ------------    ------------
                                                 ------------    ------------

Equipment with a net carrying amount of approximately $4,016,000 is temporarily idle at December 31, 1994 due to market conditions. In the opinion of management, there has been no impairment of value with respect to this equipment.

Capital leases included in property and equipment consist of:

                                                       December 31
                                                 ------------    ------------
                                                     1994            1993
                                                 ------------    ------------
                                                       (In thousands)
Mining and milling equipment                      $   5,101       $   5,101
Less accumulated depreciation                         2,239           1,861
                                                 ------------    ------------
Capital leases -- net                             $   2,862       $   3,240
                                                 ------------    ------------
                                                 ------------    ------------

F.   OTHER ASSETS

Amounts relating to SRL are excluded from the amounts below at December 31, 1994 (see Note C).

                                                          December 31
                                                 ----------------------------
                                                     1994            1993
                                                 ------------    ------------
                                                         (In thousands)
Mine development costs                             $  3,016        $  3,067
Cash surrender value of life
  insurance, net of policy loans
  of $1,194 in 1994 and $995 in 1993                  1,793           1,565
Advance royalties                                     1,040             842
Unamortized pension cost                                 78             658
Other                                                   856             862
                                                 ------------    ------------
                                                      6,783           6,994

Other assets of rutile segment (Note C)                               2,874
                                                 ------------    ------------
                                                   $  6,783        $  9,868
                                                 ------------    ------------
                                                 ------------    ------------

G.   INDEBTEDNESS


                                                          December 31
                                                 ----------------------------
                                                     1994            1993
                                                 ------------    ------------
                                                         (In thousands)
Sierra Rutile Limited (Note A and C):
  Financing lines of credit                        $ 16,497        $ 13,110
  Non-interest bearing bank financing                 6,737           4,865
  Other                                                                 400

Nord Kaolin Company:
  Industrial Revenue Bonds, due in
  annual payments through 2004                        1,900           1,900
  Capital leases (Note M)                             3,364           3,695

Parent -- Other                                          81             219
                                                 ------------    ------------
                                                     28,579          24,189

Less: Current maturities                                644           4,451

     Obligations in default classified
      as current -- SRL                              23,234
                                                 ------------    ------------
                                                   $  4,701        $ 19,738
                                                 ------------    ------------
                                                 ------------    ------------

Maturities of long-term debt (in thousands) for the next five years are:

                               1995       1996      1997      1998      1999
                            ---------  ---------  --------  --------  --------
Company including
  Parent                    $    644   $    608   $   660   $   719   $   784

Parent only                 $     81


SRL (100%, WITH THE COMPANY'S SHARE NOTED PARENTHETICALLY)

SRL has financing lines of credit provided by four financial institutions, primarily to fund capital expenditures. As of December 31, 1994, SRL had $32,994,000 ($16,497,000) outstanding at rates ranging from 9% to 11% per annum and $10,480,000 is available under these lines of credit. SRL has agreed to pay commitment fees of up to 1% per annum on any unused amount of the lines. The suspension of the rutile mining operation as described in Note A constitutes an event of default under all of SRL's loan agreements. The lenders have agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until May 15, 1995 to allow SRL time to determine the damage to the mining operation, to assess the political situation in Sierra Leone and to develop and present a plan for refinancing, rehabilitating and reopening the mining operation. During this period of forebearance, the financial institutions have exercised their right under the financing agreements to suspend their disbursement obligation under the lines of credit and prohibit any dividend payment or any other payments by SRL to the Company except for reimbursement of operating or administrative expenses for the benefit of SRL.
If the present situation in Sierra Leone has not improved by May 15, 1995, the Company anticipates that SRL will request a continued forebearance from the lenders and a moratorium on repayment of amounts due to the lenders. The Company cannot determine the willingness of the lenders to grant any additional relief to SRL after May 15, 1995. If the lenders request acceleration of payment of the indebtedness by SRL, funds for which will be provided by the Company and its partner, the Company will likely be required to seek additional funds from as yet undetermined sources. As of December 31, 1994, all debt in default has been classified in the balance sheet as a current liability.

Under these financing arrangements, SRL has committed to complete an $83,300,000 capital expansion program of which $57,999,000 had been expended through December 31, 1994. The financing agreements contain restrictive covenants relating to SRL including minimum current and debt coverage ratios and a limit on indebtedness compared to net worth. In addition, SRL is restricted as to the amount of dividends it may declare in any one year to 90% of its cash balance as of the prior year end, with a maximum annual dividend of $7,500,000 ($3,750,000) prior to "project completion", as defined. SRL must also be in compliance with its financial covenants in order to pay a dividend. Additional covenants under these agreements include restrictions on change of control of SRL and limitations on additional indebtedness at SRL. In addition to the previously noted default, SRL was also in default of a debt coverage ratio under the financing arrangements.

Amounts borrowed are payable in semi-annual installments over 6-8 year periods, with early payments subject to prepayment penalties. During the term of the indebtedness, SRL is required to maintain a balance in a cash escrow account equal to the total amount of payments (including principal, interest and fees) required to be made in the subsequent six months under these financing arrangements and under the bank financing noted below. At December 31, 1994, SRL escrowed $5,869,000 ($2,934,500) under this requirement.

SRL has $13,475,000 ($6,737,500) of non-interest bearing bank financing. This loan is also in default similiar to the above noted loans and at December 31, 1994 has been classified in the balance sheet as a current liability. This bank is also a party to the above mentioned forebearance agreement. Prior to December 31, 1994, this debt was discounted at 11% and imputed interest on non-interest bearing debt was recorded on the balance sheets, as there were no fixed and determinable payment terms for this financing agreement at the time of its acquisition.

Under the above loan agreements, prior to "project completion", the Company has agreed to provide 50% of any funds which may be required by SRL to fulfill its financial obligations, including payment of the above indebtedness. In addition, the Company is required to provide the 50% share of funds which would be due from its joint venture partner if the partner does not make such funds available (including funds for payment of the indebtedness). If it is required to provide the partner's funds, the Company would seek reimbursement from the joint venture partner, as prescribed under an agreement with the joint venture partner. The completion of certain events are required for SRL to attain "project completion" including construction or procurement of certain capital assets, attainment of certain production and sales levels, generation of minimum amounts of net earnings and net worth and maintenance of certain financial ratios.

NORD KAOLIN COMPANY (NKC)

In June 1994, NKC refinanced $1.9 million in Industrial Development Bonds. The new bonds contain a variable interest rate (5.70% at December 31, 1994) and are payable in ten annual payments of $190,000 beginning July 1995. The Company has secured payment of the bonds by obtaining a letter of credit in an amount equal to 120% of the amount of the bonds outstanding plus six months interest. The letter of credit is secured by funds invested by the Company which are restricted as to withdrawal.

OTHER

The Company's share of net assets of SRL, which are restricted under debt agreements as to transfer to the Company, is $41,632,000 at December 31, 1994.

The fair value and related carrying value of the above debt, excluding capital leases, at December 31, 1994 and 1993 was $25,215,000 and $20,494,000,
respectively.

H.   RETIREMENT BENEFITS

The Company has an unfunded non-contributory defined benefit plan for certain of its executive officers and management personnel ("Management Plan"). The Company also has a qualified non-contributory defined benefit plan covering its domestic bargaining hourly employees ("Hourly Plan"). The Company's funding policy has been to contribute an amount in excess of the minimum required by Federal regulations.

The following sets forth the funded status and amounts recognized in the Company's balance sheets at December 31:


                                       Hourly Plan          Management Plan
                                    ------------------    ------------------
                                      1994      1993        1994      1993
                                    --------  --------    --------  --------
                                                 (In thousands)
Present value of accumulated
  benefit obligation:
   Estimated present value
     of vested benefits             $  634    $   711     $ 4,608   $ 4,783
   Estimated present value
     of non-vested benefits             18         20          27        58
                                    --------  --------    --------  --------

Present value of accumulated
  benefit obligation                   652        731       4,635     4,841

  Estimated effect of salary
     and benefit increases              25         28       1,017     1,223
                                    --------  --------    --------  --------
Projected benefit obligation           677        759       5,652     6,064
Less plan assets at fair
  market value                         567        498
                                    --------  --------    --------  --------
Excess of projected benefit
  obligation over plan assets          110        261       5,652     6,064
Unrecognized transition
  obligation                           (29)       (34)       (276)     (418)
Unrecognized prior service cost        (50)       (55)       (147)     (151)
Unrecognized net loss
  including effects of
  changes in assumptions              (159)      (283)       (152)   (1,248)

Minimum pension liability              213        344                   594
                                    --------  --------    --------  --------
Accrued pension cost                 $  85     $  233      $5,077    $4,841
                                    --------  --------    --------  --------
                                    --------  --------    --------  --------

Statement of Financial Accounting Standard No. 87, "Employers' Accounting for Pensions," requires recognition of a minimum pension liability. A corresponding amount is recognized as either an asset or a reduction of equity. As of December 31, 1994, the Company recorded a minimum pension liability of $213,000, an asset of $78,000 and an equity reduction of $135,000.

Net pension expense consists of the following components:

                                             Year Ended December 31
                                   ------------------------------------------
                                      1994             1993           1992
                                   ----------       ----------     ----------
                                                  (In thousands)
Service costs -- benefits
  earned during the period          $    87          $   137        $    75
Interest on projected
  benefit obligation                    476              469            383
Actual return on plan assets              8              (24)           (22)
Net amortization and deferral           342              372            397
                                   ----------       ----------     ----------
Net pension expense                 $   913          $   954        $   833
                                   ----------       ----------     ----------
                                   ----------       ----------     ----------

The discount rate, the estimated rate at which the Hourly Plan could settle its liabilities, and the expected long-term rate of return on plan assets was 8% in 1994, 7% in 1993 and 9% in 1992. The assumed discount rate for the Management Plan was 8% in 1994, 7% in 1993 and 8% in 1992. The assumed rate of future pay increases was 5%.

I.   POSTRETIREMENT BENEFITS

The Company provides certain supplementary medical insurance to bargaining hourly employees upon retirement. These benefits are expensed during the years an employee provides service.

The following table sets forth the supplemental medical insurance plan's funded status (in thousands):

                                                              December 31
                                                            ----------------
                                                             1994      1993
                                                            ------    ------
Accumulated postretirement benefit obligation:
     Retirees                                               $   9     $  13
     Disabled participants                                     13        21
     Other active plan participants                           124       155
                                                            ------    ------

Accumulated postretirement benefit obligation                 146       189
Unrecognized transition obligation                            204       215
Unrecognized gain                                            (121)      (61)
                                                            ------    ------
Accrued post retirement benefit                             $  63     $  35
                                                            ------    ------
                                                            ------    ------

Net postretirement benefit expense consists of the following components (in thousands):


                                                    Year Ended
                                                    December 31
                                                  ----------------
                                                   1994      1993
                                                  ------    ------
Service cost                                       $ 12      $ 12
Interest cost                                        13        13
Net amortization                                      9         9
                                                  ------    ------
Net postretirement benefit expense                 $ 34      $ 34
                                                  ------    ------
                                                  ------    ------

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1994 was 10% for 1995 decreasing linearly each successive year until it reaches 6.5% in 2005, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation and net postretirement health care cost by approximately 30% at December 31, 1994. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8% in 1994 and 7% in 1993.

J.   LITIGATION

STOCKHOLDER

During 1993, the plaintiffs and defendants agreed to the settlement of a class action complaint, filed initially in 1990, against the Company and certain of its officers and directors. The final settlement was approved by the United States District Court in December 1994 and the case was dismissed. The Company settled the litigation through issuance of 690,159 shares of its common stock at a value of $4,250,000 and payment of $500,000 in cash, plus the payment of notice and administration costs of $76,000. The amount of the settlement was recorded in the financial statements at December 31, 1993. The number of shares to be issued as part of the settlement was determined and included in shares outstanding in the fourth quarter of 1994 and distribution of the shares occurred in January 1995.

RECOVERIES

A final arbitration award was rendered in 1992 by an arbitration panel of the American Arbitration Association in favor of the Company's then wholly-owned subsidiary, Sierra Rutile Limited, ("SRL") for approximately $57,000,000 plus interest against Bomar Resources Inc. (now known as Brinc Ltd.) ("Bomar"), including trebled damages awarded under the provisions of the Federal Racketeer Influenced and Corrupt Organizations Act (RICO). The award has been confirmed by the United States District Court for the Southern District of New York. It is believed that Bomar does not have sufficient assets to satisfy the award, as Bomar has filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. SRL initiated civil action in the United States District Court, against those allegedly responsible for the acts and conduct complained of and is presently proceeding against various defendants. The action seeks damages against various individuals and corporate entities on various legal theories, including transferee liability and alter ego/piercing the corporate veil. SRL has reached settlement agreements for amounts in excess of $7,850,000 with all principal defendants in the civil action, except for London based Beresford International PLC, various Beresford subsidiaries, various Beresford designees to Bomar's Board of Directors and entities allegedly controlled by Beresford (all herein referred to as "Beresford"). The Company has asserted various claims against Beresford and an answer denying SRL's allegations was filed by Beresford. On August 4, 1994, an amended answer was filed by Beresford, including counterclaims against SRL, cross-claims and purported third party claims against the Company and other defendants. The counterclaim and third party claims assert, among other things, that the acts complained of by SRL and upon which its judgment in arbitration was predicated, was not only known to SRL but also participated in by the Company and others and constituted a fraud on Beresford for which SRL and the Company have liability or responsibility. The Company intends to vigorously oppose the counterclaims and third party claims asserted against it which it regards without merit. The Company has been advised by its counsel that based on the facts known to it, Beresford's asserted claims both by counterclaim and/or by third party claim are without merit and the Company has moved to dismiss the counterclaims and the third party claims and its motions are pending before the Court. Through December 31, 1994, $6,600,000 of the settlements have been received, with remaining amounts due through February 1996. The remainder of the settlements will be included in earnings upon perfection of collateral or when collection is assured. Under an agreement signed in conjunction with the sale of 50% of SRL, beginning November 18, 1993, the Company is responsible for all costs of this litigation and will receive all settlement proceeds.

The Company is a party to other claims and lawsuits incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such matters, in the aggregate, will not have a material effect upon the Company's financial position or results of operations.

K.   COMMITMENTS

The Company has agreements with certain employees of the Company or its affiliates which contain change in control provisions which would entitle two employees to receive three times their salary in the event of a change in control of the Company (as defined) and three other employees to receive two times their salary in the event of a change in control and a change in certain conditions of their employment. The maximum contingent liability under these agreements is approximately $2,800,000 at December 31, 1994. In addition, the Company has an agreement with its salaried employees which would entitle a covered employee to receive up to six months of salary in the event of a change in their employment status resulting from a change in control of the Company or its sale of a business unit.

L.   ROYALTY AGREEMENT

NKC has entered into a license agreement to produce and sell products using the Norplex (R) technology. The license extends through June 1998, with NKC having the option to extend the license for two successive five year periods. The license allows NKC exclusive rights through 1999, with a five year extension of exclusive rights available to NKC if certain levels of Norplex (R) product revenues are attained. The license agreement requires payment of an annual royalty of 1 1/2% on Norplex (R) product revenues up to $60 million and 2% on Norplex (R) product revenues in excess of $60 million. NKC is required to pay minimum monthly royalties of $34,200, adjusted annually by the change in the United States Bureau of Labor Statistics Consumer Price Index. NKC may terminate the license agreement upon 30 days notice to the licensor. To date the Company has paid the minimum monthly royalty required by this agreement. NKC has paid $403,000 through December 31, 1994, related to obtaining foreign patents for the licensor and these payments are available to reduce future payments in excess of the minimum required under the agreement.

M. LEASES

Amounts relating to SRL are excluded from the amounts below at December 31, 1994 (see Note C).

Rail cars used to transport the Company's products are leased for periods up to ten years and generally contain renewal options. Lease payments are reduced by credits earned for rail car usage on a mileage basis. The Company had no net cost in 1994, 1993 and 1992, for these rail car leases, after reduction for mileage usage credits.

NKC entered into a master lease agreement under which $21,725,000 of equipment has been provided to NKC. Approximately $16,700,000 of equipment was provided under operating leases which require payments over a 10-year period, with payments in the initial five years at a lesser amount than in the final five years. NKC has recognized the lease expense on a straight-line basis over the term of the lease, with the resulting difference recorded as a long-term liability of $493,000 at December 31, 1994. NKC has an option to purchase the equipment at the end of the initial lease term at the greater of its fair value or 20% of original cost. An additional $5,025,000 of equipment has been provided under two capital leases which require payments over 7-1/2 and 10-year periods with options to purchase the equipment at the greater of its fair value or 20% of original cost and 17.5% of original cost, respectively, at the end of the lease term. If the options to purchase are not exercised under the leases, the lessors may elect to extend the leases for an additional eighteen months at the existing lease rates.

Payments under these lease agreements are guaranteed by the Company. The guarantee contains certain restrictive covenants to be maintained by the Company beginning March 31, 1995, requiring a minimum cash flow coverage to current maturities of 1.5 to 1.0 and a liabilities to tangible net worth ratio not to exceed 1.5 to 1.0. The Company's ability to comply with the financial covenants will more than likely be adversely impacted by the suspension of SRL's operations. Should the Company fail to comply with the covenants or provide a letter of credit as noted below, the lessors would have certain rights including the ability to recover liquidating damages under the lease ($17 million at December 31, 1994) and could also elect to retain ownership of the leased equipment. At such time the Company would initiate discussions with the lessors to seek appropriate modifications of the terms. However, the Company cannot determine the willingness of the lessors to agree to any modifications, if necessary, on terms which would be acceptable to the Company. The Company, however, has the right through September 11, 1995 to cure a covenant default by securing a letter of credit, within thirty days following the notice of default, in the name of the lessors which, as of December 31, 1994, would have to be in the amount of $21 million. The lease agreements also place restrictions on the amount of cash which NKC may transfer to its owners and limitations on the repayment of advances previously made by the Company to NKC.

Minimum annual lease payments at December 31, 1994 are as follows:


                             Operating Leases
                            -------------------
Year Ending                               Office &        Capital
December 31                Railcars      Equipment         Leases
- -----------                --------      ---------       --------
                                       (In thousands)
1995                        $ 1,795       $  3,424        $   756
1996                          1,422          2,762            756
1997                          1,276          2,709            756
1998                          1,197          2,681            756
1999                            558          1,380            756
Future                          437                         1,094
                           --------      ---------       --------
Total                       $ 6,685       $ 12,956          4,874
                           --------      ---------
                           --------      ---------

Less amount representing interest                           1,510
                                                         --------

Capital lease commitments                                 $ 3,364
                                                         --------
                                                         --------

Total rent expense for leases other than rail car leases during the years ended December 31, 1994, 1993 and 1992 was $3,922,000, $4,159,000 and $4,101,000,
respectively.

The Company operates eleven kaolin open pit mines, of which eight are on leased property, and controls or owns a number of other leasehold interests and properties containing reserve deposits. The lease terms range from one to twenty-six years and generally contain renewal options. The Company is obligated to pay the lessors minimum royalties of $171,000 in 1995 whether the properties are mined or not. A substantial portion of these leases containing minimum royalty requirements may be canceled at the Company's option on thirty days notice.

N.   MINORITY INTEREST

In March 1993, the Company and a subsidiary entered into a Stock Purchase Agreement ("Agreement") under which a 20% interest in Norplex, Inc. ("Norplex"), which owns NKC, was sold to an investor. Under the terms of the agreement, Norplex received $4,950,000 in cash at closing, with the remainder of the investment made by the investor supplying Norplex with certain raw materials.
As a result of this sale of a minority interest in Norplex, the Company's equity in net assets of Norplex increased by $3,056,000. The investor also received an option to purchase an additional 31% interest in Norplex from the Company at a price which increases from $27,000,000 during 1995 to $36,000,000 during 1997, after which it expires if unexercised. Under this option, the price received by the Company would be reduced by an amount, determined at exercise date, equal to the cumulative amount of temporary tax differences of Norplex plus operating losses used by the Company multiplied by Norplex's marginal tax rate and the percentage of Norplex owned by the investor after exercise. This amount is estimated to be $5,066,000 at December 31, 1994, if the investor had exercised the 31% option at that date.

As a condition to this investment in Norplex, the license agreement between NKC and the licensor of certain products produced and sold by NKC was also amended. Under the amendment, NKC is no longer permitted to reduce future royalty payments by previous minimum royalty payments. As a result, the Company's equity in net assets of NKC was reduced by $1,512,000 of previously deferred minimum royalty payments.

The gain of $3,056,000 from the sale of a minority interest and the reduction of $1,512,000 of deferred royalty payments as a result of this sale along with $216,000 of legal and organizational costs, net of income tax of $535,000, have been included in 1993 as a net increase in additional paid-in capital of $793,000.

Related party transactions with the minority investor in Norplex include the following (in thousands):


                                          Year Ended
                                          December 31
                                     ---------------------
                                       1994         1993
                                     --------     --------
      Sales                          $  8,120      $ 9,155

      Raw material purchases         $ 12,097      $ 3,395


O. STOCKHOLDERS' EQUITY

In connection with the settlement of the stockholder class action litigation (see Note J), the Company issued 690,159 shares of its Common Stock in January 1995. Because the number of shares in this settlement was determined during the fourth quarter of 1994, the shares have been considered to be outstanding at December 31, 1994.

Under the Company's various stock option plans, options have been granted at market price at date of grant (incentive stock options) and at less than market price at date of grant (non-qualified stock options). Options are generally exercisable beginning one year from date of grant and expire ten years from date of grant.

A summary of the option transactions is as follows:


                                                                 Purchase Price
                                                      Shares          Per Share
                                                ------------    ---------------
Outstanding at December 31, 1991                   1,388,274     $2.67 - $10.50

  Granted                                            117,850        5.50 - 6.50
  Exercised                                          (3,000)               2.67
  Terminated                                       (233,160)        5.50 - 8.25
                                                ------------
Outstanding at December 31, 1992                   1,269,964       2.67 - 10.50

  Granted                                            176,950        4.88 - 6.75
  Exercised                                         (11,500)               2.67
  Terminated                                        (20,525)        5.50 - 8.25
  Canceled                                          (33,750)               4.00
                                                ------------
Outstanding at December 31, 1993                   1,381,139       2.67 - 10.50

  Granted                                            149,000               5.13
  Exercised                                          (8,275)        2.67 - 5.50
  Terminated                                        (85,485)        4.83 - 8.25
                                                ------------
Outstanding at December 31, 1994                   1,436,379       2.67 - 10.50
                                                ------------
                                                ------------

All outstanding options are exercisable at December 31, 1994 except 139,700 options at a purchase price of $5.13 per share. In addition, 361,059 shares are available for future option grants.

The Company also has granted options to a consultant to purchase 150,000 shares of common stock at a purchase price of $5.63 per share and 50,000 shares of common stock at a purchase price of $7.00 per share, both of which expire on July 1, 1997.

A total of 1,997,438 shares are reserved for exercise of the above described stock options.

Retained earnings are not available for dividends since retained earnings of the Company are comprised of the cumulative amount of undistributed earnings of foreign subsidiaries, the distribution of which is limited under the terms of the financing lines of credit.

P.   INCOME TAX

Income tax expense (benefit) includes the following:


                                             Year Ended December 31
                                        --------------------------------------
                                           1994          1993          1992
                                        ----------    ----------    ----------
                                                    (in thousands)
Domestic:
  Current                               $     (47)    $  16,181     $
  Reduction for use of net
   operating loss carryforwards                         (14,103)
  Deferred (credit)                                                      (110)
                                        ----------    ----------    ----------
     Total domestic                           (47)        2,078          (110)
SRL:
  Currently payable                         1,060         1,979          2,475
  Current deferred                           (691)                         450
  Long-term deferred (credit)                 228        (5,391)           520
  Change in valuation allowance            14,095          (228)           610
                                        ----------    ----------    ----------
     Total SRL                             14,692        (3,640)         4,055
                                        ----------    ----------    ----------
     Income tax expense (benefit)       $  14,645     $  (1,562)    $   3,945
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------

As a result of the suspension of mining operations as described in Note A, the Company has determined that under the provisions of Statement of Financial Accounting Standards No. 109, a valuation allowance is required for SRL's deferred tax assets. Accordingly, the income tax expense of $14,645,000 in the statement of operations for the year ended December 31, 1994 includes a charge of $14,095,000 to increase the valuation allowance pertaining to SRL deferred tax assets.

The principal current and long-term deferred tax assets and (liabilities) are as follows:

                                                      December 31
                                                  --------------------
                                                     1994       1993
                                                  ---------  ---------
Current domestic deferred tax assets
  and (liability):
    Accrued expenses                              $    296   $
    Gain on sale of 50% of SRL                        (680)
    Net operating loss carryforwards                   289
    Other                                               95        283
    Valuation allowance                                          (283)
                                                  ---------  ---------
Total domestic                                           0          0

Total SRL (Note C):
    Deferred tax assets                              2,796      2,105
    Valuation allowance                             (2,796)
                                                  ---------  ---------
                                                  $      0   $  2,105
                                                  ---------  ---------
                                                  ---------  ---------


                                                       December 31
                                                  --------------------
                                                    1994       1993
                                                  ---------  ---------
                                                     (In thousands)
Long-term domestic deferred tax assets
  and (liabilities):
   Deferred tax assets:
    Affiliate losses -- Nord Pacific              $  1,838   $  2,387
    Deferred compensation                            1,693      1,411
    Litigation settlement                                       1,615
    Impairment of investments and assets             1,045      1,045
    Net operating loss carryforwards                 7,387      2,939
    Tax credit carryforwards                         3,528      3,283
    Other                                              239        288
                                                  ---------  ---------
                                                    15,730     12,968
   Deferred tax (liabilities):
    Mine development and exploration                  (804)      (837)
    Depreciation                                    (6,800)    (6,651)
    Other                                             (230)      (142)
                                                  ---------  ---------
                                                    (7,834)    (7,630)
                                                  ---------  ---------
    Net domestic deferred tax asset                  7,896      5,338

     Valuation allowance                            (7,896)    (5,338)
                                                  ---------  ---------
Total domestic                                           0          0

Total SRL (Note C):
    Deferred tax assets                             11,681     11,909
    Valuation allowance                            (11,681)      (382)
                                                  ---------  ---------
                                                  $      0   $ 11,527
                                                  ---------  ---------
                                                  ---------  ---------

The domestic valuation allowance for deferred tax assets represents a 100% valuation allowance. Based upon the earnings history of the Company's domestic operations, it is more likely than not that the Company will be unable to generate enough income to take advantage of the net operating loss carryforwards and related tax credits.

Domestic income taxes have not been provided on undistributed earnings of SRL aggregating $43,150,000 at December 31, 1994 which the Company intends to reinvest in SRL. The unrecognized domestic deferred tax liability for the temporary differences related to the Company's investment in SRL was $11,600,000 at December 31, 1994.

Income taxes differ from the amount computed by applying the U.S. statutory federal income tax rate as follows:

                                               Year Ended December 31
                                           ----------------------------------
                                              1994         1993         1992
                                           ---------    ---------    ---------
                                                      (In thousands)
Tax (benefit) at statutory rate            $   (328)    $ (3,374)    $ (1,100)
Increase (decrease) in taxes
  resulting from:
    Additional foreign asset recognized                   (7,066)
    Repatriation of foreign earnings                      21,048        2,550
    Change in valuation allowance            16,370       (9,715)       2,742
    Rate difference related to
     alternative minimum tax                              (2,825)
    Equity in loss of foreign affiliate        (549)         442          316
    Rate difference on foreign earnings          85          342          381
    Percentage depletion                       (272)        (229)        (298)
    Non taxable foreign income                 (634)
    Other                                       (27)        (185)        (646)
                                           ---------    ---------    ---------
Income tax expense (benefit)               $ 14,645     $ (1,562)     $ 3,945
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

FEDERAL

At December 31, 1994, the Company had a net operating loss carryforward for domestic income tax purposes totaling $22,576,000 available to be carried forward to future periods. This carryforward expires from 2006 to 2009. The Company also had general business credit carryforwards of $578,000 which expire from 1995 to 2009, and foreign tax credits of $1,910,000, which expire in 1997 and 1998, available to reduce the Company's future tax liability.

The Alternative Minimum Tax (AMT) requires a separate tax computation from regular tax, based on a 20% rate. For AMT purposes, net operating loss carryforwards are adjusted by certain tax preference items, including the percentage depletion deduction previously taken by the Company. The Company has paid $1,040,000 of AMT and such amount is available to be used as a credit in future years to the extent that regular tax exceeds the AMT.

FOREIGN

The Company's principal foreign interest is a 50% subsidiary (SRL) which is assessed income tax at a 37.5% rate with a minimum tax payment equal to 3.5% of net sales. SRL has received notification from tax authorities in Sierra Leone regarding their acceptance of income tax returns filed through 1988. As a result, $18,842,000 of tax deductions for depreciation which had previously been utilized became available and the Company increased its deferred tax asset by $7,066,000 and recognized the corresponding income tax benefit in 1993.

ACCOUNTING CHANGE

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." The statement requires that income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and loss carryforwards. The cumulative effect of this change in accounting for income taxes of $23,480,000 ($1.55 per share) is determined as of January 1, 1992, and is reported separately in the statement of operations for the year ended December 31, 1992.

Q.  DISCONTINUED OPERATIONS

In August 1993 the Company disposed of the perlite operations for $1,270,000 in cash, for a gain of $106,000. The loss from discontinued operations includes the following amounts:

                                           Year Ended December 31
                                           -----------------------
                                              1993          1992
                                           ----------   ----------
                                               (In thousands)
(Gain) loss on disposal,
    including provision for
    operating losses to disposal
    date of $900 in 1992                   $    (106)   $   2,900
                                           ----------   ----------
                                           ----------   ----------

During 1993 and 1992, the Company charged $931,000 and $1,546,000, respectively, for operating losses of the perlite operations to the provision for operating losses.

Sales from the perlite operations of $2,424,000 and $3,710,000 for the years ended December 31, 1993 and 1992, respectively, have been excluded from continuing operations.

R.  RESEARCH AND DEVELOPMENT

Research and development costs were $1,042,000 for 1994, $1,071,000 for 1993, and $1,028,000 for 1992. These costs are primarily associated with new product development at NKC.

S.   CASH FLOW STATEMENTS

                                                                                                    Year Ended December 31
                                                                                            ---------------------------------------
Increase (Decrease) in cash and cash equivalents                                               1994          1993          1992
                                                                                            -----------   -----------   -----------
RUTILE SEGMENT

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                                       $  (11,855)   $   15,308    $   32,532
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
      Depreciation, depletion and amortization                                                   6,212        10,999        11,455
      Deferred income taxes                                                                     13,632        (5,619)        1,580
      Imputed interest expense                                                                      28           180           282
      Cumulative effect of change in accounting principle                                                                  (23,480)
      Change in assets and liabilities:
          Accounts receivable                                                                   (2,088)        2,987         2,683
          Inventories                                                                            1,142        (3,094)        5,188
          Prepaid expenses                                                                        (646)          611          (321)
          Accounts payable                                                                       3,234        (4,272)       (3,522)
          Accrued expenses                                                                       1,110           970        (1,379)
          Long-term liabilities                                                                  1,271        (1,001)           33
                                                                                            -----------   -----------   -----------
  Net cash provided by operating activities -- Rutile                                       $   12,040    $   17,069    $   25,051
                                                                                            -----------   -----------   -----------
                                                                                            -----------   -----------   -----------

DOMESTIC

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                                $   (3,756)   $  (24,390)   $  (19,134)
  Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities:
      Equity in net (earnings) loss of affiliates                                               (1,613)        1,299           928
      Depreciation, depletion and amortization                                                   3,822         4,275         4,456
      Gain on sale of 50% of rutile segment                                                     (1,527)
      Deferred income taxes                                                                                    1,078          (110)
      Extraordinary item -- loss on early extinguishment of debt                                                 826
      Compensation related to non-qualified options                                                              315            67
      Minority interest                                                                         (1,321)       (1,166)
      Stockholder litigation settlement                                                                        4,250
      Provision for impairment of assets                                                                       3,074
      Raw material contributed by investor                                                                     5,050
      (Earnings) loss from discontinued operations                                                              (106)        2,900
      Change in assets and liabilities, excluding effects
        of dispositions and discontinued operations:
          Accounts receivable                                                                   (1,322)       (1,886)         (372)
          Inventories                                                                              573          (117)        1,116
          Prepaid expenses                                                                        (260)           (6)         (340)
          Accounts payable                                                                       3,324          (597)          382
          Accrued expenses                                                                      (1,171)        1,046        (2,272)
          Long-term liabilities                                                                    751           971           701
  Net cash used in discontinued operations                                                                      (441)         (853)
                                                                                            -----------   -----------   -----------
  Net cash (used in) operating activities -- Domestic                                       $   (2,500)   $   (6,525)   $  (12,531)
                                                                                            -----------   -----------   -----------
                                                                                            -----------   -----------   -----------

T.   INDUSTRY SEGMENTS

The Company's reportable industry segments are its domestic kaolin operation and its Sierra Leone, Africa, rutile operation. Financial data by reportable industry segment are as follows:

                                                  Operating      Depreciation                        Identi-
                                                   Earnings      Depletion and         Capital        fiable
                                    Sales(1)      (Loss)(2)      Amortization        Expenditures     Assets
                                   ----------     ---------      -------------       ------------   ----------
                                                        (In thousands)
Year Ended December 31, 1994:
- -----------------------------
  Industry segments:
    Kaolin (domestic)              $  41,231      $ (4,693)      $      3,703        $      929     $  53,776
    Rutile (foreign)                  30,263         3,789              6,212            16,378                 (5)
                                   ----------     ---------      -------------       -----------    ----------
                                      71,494          (904)             9,915            17,307        53,776

Corporate and other non-segment
  items                                             (2,996)  (3)          119                 0        92,339   (5)
                                   ----------     ---------      -------------       -----------    ----------
       Total                       $  71,494      $ (3,900)  (4) $     10,034        $   17,307     $ 146,115
                                   ----------     ---------      -------------       -----------    ----------
                                   ----------     ---------      -------------       -----------    ----------

Year Ended December 31, 1993:
- -----------------------------

  Industry segments:
    Kaolin (domestic)              $  32,037      $ (9,709)      $      3,815        $      810     $  54,804
    Rutile (foreign)                  56,146        14,587             10,999            10,364        80,132
                                   ----------     ---------      --------------      ___________    __________
                                      88,183         4,878             14,814            11,174       134,936

Corporate and other non-segment
    items                                263       (14,669)  (3)          460                45        27,822
                                   ----------     ---------      -------------       -----------    ----------
       Total                       $  88,446      $ (9,791)  (4) $     15,274        $   11,219     $ 162,758
                                   ----------     ---------      -------------       -----------    ----------
                                   ----------     ---------      -------------       -----------    ----------

Year Ended December 31, 1992:
- -----------------------------

  Industry segments:
    Kaolin (domestic)              $  27,167      $ (9,378)      $      3,962        $      966     $  55,949
    Rutile (foreign)                  70,463        14,080             11,455             6,932       155,738
                                   ----------     ---------      --------------      -----------    ----------
                                      97,630         4,702             15,417             7,898       211,687

Corporate and other non-segment
    items                              2,439        (7,011)  (3)          494                57        14,620
                                   ----------     ---------       -------------      -----------    ----------
       Total                       $ 100,069      $ (2,309)  (4)  $    15,911        $    7,955     $ 226,307
                                   ----------     ---------       -------------      -----------    ----------
                                   ----------     ---------       -------------      -----------    ----------

(1) Sales in 1994 includes rutile sales to two customers of $9,920,000 and $8,120,000 and kaolin sales to one customer of $11,400,000. Sales in 1993 include rutile and ilmenite sales to a customer of $24,177,000 and kaolin sales to a customer of $9,422,000. Sales in 1992 include rutile and ilmenite sales to two customers of $30,579,000 and $11,963,000.

(2) Operating earnings (loss) of the segments consists of total revenues less cost of sales, distribution, marketing and service charges and administrative expenses applicable to the individual segments.

(3)  Includes interest expense related to the kaolin and rutile segments.

(4) Earnings from continuing operations before equity in net earnings (loss) of affiliate, minority interest and income taxes.

(5) At December 31, 1994 the Company adopted the cost basis of accounting for its investment in SRL (see Note A) and recorded $64,353,00 as its investment in SRL which is included in Corporate and other non-segment items.


U.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The quarterly results of operations are shown below:

                                                                               First        Second       Third        Fourth
                                                                              Quarter      Quarter      Quarter      Quarter
                                                                             -----------  -----------  -----------  -----------
                                                                                   (In thousands except per share amounts)
Year Ended December 31, 1994:
- -----------------------------

  Sales                                                                      $   17,316   $   15,770   $   15,971   $   22,437

  Gross profit                                                                    1,908        1,499        1,675        2,650

  Net (loss)                                                                       (683)        (322)      (1,152)     (13,454)  (1)

  (Loss) per common and common
    equivalent share (4)                                                          (0.05)       (0.02)       (0.08)       (0.85)

Year Ended December 31, 1993:
- -----------------------------

  Sales                                                                      $   21,001   $   24,875   $   18,524   $   24,046

  Gross profit                                                                    1,951        2,624        1,234        5,326   (2)

  Earnings (loss) before extraordinary item                                      (7,213)      (2,929)          89        1,797

  Net earnings (loss)                                                            (7,213)      (2,929)          89          971   (3)

  Earnings (loss) per common and common
    equivalent share: (4)

  Earnings (loss) before extraordinary item                                       (0.48)       (0.19)        0.01         0.12
      Net earnings (loss)                                                         (0.48)       (0.19)        0.01         0.06

(1) Net loss in the fourth quarter include a $1,527,000 gain on sale of 50% of the rutile segment, a $1,000,000 payment made to the government of Sierra Leone to resolve certain claims and income tax expense of $14,095,000 related to recording a valuation allowance for a deferred tax asset at the rutile segment.

(2) Gross profit in the fourth quarter of 1993 includes $1,400,000 related to revisions of estimates made during the year for certain costs and depreciation in the rutile segment. Since actual costs were lower than estimated costs, the fourth quarter bore a lower than normal expense for these items. The effect of these revisions was to increase net earnings by $875,000 ($.06 per share) during the fourth quarter.

(3) In addition to the items in Note (2) above, net earnings in the fourth quarter of 1993 include a charge of $3,074,000 for the impairment of an investment and a writedown of the carrying amount of certain equipment, an income tax benefit of $7,066,000 related to additional tax deductions at SRL and, as a result of the sale of 50% of SRL, costs of $765,000, an extraordinary loss of $826,000 related to the early extinquishment of debt and a domestic income tax provision of $2,078,000. The effect of these events was to increase net earnings by $1,198,000 ($.08 per share) during the fourth quarter.

(4) The number of shares used in the calculation of per share data varies from period to period since stock options and convertible debentures are included in the calculations only for the periods in which they are dilutive; therefore, the sum of the individual quarterly earnings per share may not equal the annual computation.


                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          The information required by the above Items 10-13 is incorporated by reference from the Company's Proxy Statement to be dated April 25, 1995.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) 1. Financial Statements: The following financial statements of Nord Resources Corporation are included in Part II, Item 8 of this Form 10-K


                                                                          PAGE
                                                                          ----
     (a)  2.  Financial Statement Schedules:

              Independent Auditors' Report                                 74

              Schedule I -   Condensed financial information of
                             Registrant, Nord Resources Corporation        75

              Schedule II -  Valuation and qualifying accounts             78

              Nord Pacific Limited:
                 Independent Auditors' Report                              79
                 Consolidated Balance Sheets                               80
                 Consolidated Statements of Operations                     82
                 Consolidated Statements of Shareholders' Equity           83
                 Consolidated Statements of Cash Flows                     84
                 Notes to Consolidated Financial Statements                85

     (a)  3.  Exhibits:   See INDEX TO EXHIBITS

     (b)      Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Nord Resources Corporation
Dayton, Ohio

We have audited the consolidated financial statements of Nord Resources Corporation and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994; and have issued our report thereon dated April 7, 1995, which report disclaims an opinion on the consolidated financial statements as of December 31, 1994 and for the year then ended because of uncertainties relating to the ability of the Company to continue as a going concern and includes an explanatory paragraph as to the Company changing its method of accounting for its investment in the Rutile Segment to the cost basis at December 31, 1994; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Nord Resources Corporation and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion based on our audits. In our opinion, the consolidated financial statement schedules as of December 31, 1993 and 1992 and for each of the two years in the period then ended December 31, 1993, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein. As explained in the fifth paragraph of our report, we are unable to express, and we do not express, an opinion on the Company's consolidated financial statements for 1994. Accordingly, we are unable to express, and we do not express, an opinion on the consolidated financial statement schedules as of December 31, 1994 and for the year then ended.




DELOITTE & TOUCHE LLP

Dayton, Ohio
April 7, 1995

NORD RESOURCES CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
REGISTRANT, NORD RESOURCES CORPORATION
BALANCE SHEETS, DECEMBER 31, 1994 AND 1993
(In thousands)


ASSETS                                              1994        1993
- ---------------                                  ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents                      $   8,140   $  13,400
  Restricted cash -- SRL                             2,934
  Accounts receivable -- affiliates                  2,189         646
  Accounts receivable -- other                         489
  Prepaid expenses                                     438         182
                                                 ----------  ----------
TOTAL CURRENT ASSETS                                14,190      14,228


RESTRICTED CASH AND INVESTMENTS                      2,797       2,604

INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATE                           8,142       6,552

INVESTMENTS IN AND ADVANCES TO
  CONSOLIDATED SUBSIDIARIES                         34,855      93,215


INVESTMENT IN RUTILE SEGMENT, at cost as
  described in Note A                               64,353


PROPERTY, PLANT AND EQUIPMENT, at cost
  less accumulated depreciation                        119         226


OTHER ASSETS                                         2,270       2,631
                                                 ----------  ----------
                                                  $126,726    $119,456
                                                 ----------  ----------
                                                 ----------  ----------

LIABILITIES AND
STOCKHOLDERS' EQUITY                                1994        1993
- --------------------                             ----------  ----------
CURRENT LIABILITIES:
  Accounts payable                                $      61   $     114
  Accrued expenses                                      724         717
  Stockholder litigation settlement                                 500
  Obligations in default                             23,234
  Current maturities of long-term debt                   82         137
                                                 ----------  ----------
TOTAL CURRENT LIABILITIES                            24,101       1,468

LONG-TERM DEBT                                                       82


LONG-TERM LIABILITIES:
  Retirement benefits                                 5,076       4,842
  Other                                                  15           5
                                                 ----------  ----------
                                                      5,091       4,847
STOCKHOLDER LITIGATION SETTLEMENT                                 4,250

STOCKHOLDERS' EQUITY:
  Common Stock                                         158          151
  Additional paid-in capital                        58,137       53,856
  Retained earnings                                 39,092       54,703
  Cumulative foreign currency translation
    adjustment                                         282          379
  Minimum pension liability                           (135)        (280)
                                                 ----------  ----------
                                                    97,534      108,809
                                                 ----------  ----------
                                                  $126,726     $119,456
                                                 ----------  ----------
                                                 ----------  ----------

NORD RESOURCES CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
  REGISTRANT, NORD RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(In thousands)

                                                                  1994       1993      1992
                                                                --------   --------  --------
COSTS AND EXPENSES:
  Depreciation and amortization                                 $    119   $    271  $    438
  Selling, general and administrative                              4,351      1,076       958
  Stockholder litigation settlement                                           4,750
                                                                --------   --------  --------
  Total costs and expenses                                         4,470      6,097     1,396

OTHER INCOME (EXPENSE):
  Interest income                                                    580        367       362
  Equity in net earnings (loss) of:
   Consolidated subsidiaries                                     (15,873)    (9,812)   (2,757)
   Unconsolidated affiliates                                       1,613     (1,299)     (928)
  Litigation recoveries                                              950        500
  Interest expense                                                   (92)    (2,003)   (2,573)
  Gain on sale of 50% of SRL                                       1,527
  Other                                                              138        242
                                                                --------   --------  --------
  Total other income (expense)                                   (11,157)   (12,005)   (5,896)

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX
  (EXPENSE) BENEFIT                                              (15,627)   (18,102)   (7,292)

INCOME TAX (EXPENSE) BENEFIT                                          16      9,740       110
                                                                --------   --------  --------
(LOSS) FROM CONTINUING OPERATIONS                                (15,611)    (8,362)   (7,182)

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS                                    106    (2,900)
                                                                --------   --------  --------

(LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        (15,611)    (8,256)  (10,082)

EXTRAORDINARY ITEM -- Loss on early extinguishment of debt                     (826)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                                                             23,480
                                                                --------   --------  --------
NET EARNINGS (LOSS)                                             $(15,611)  $ (9,082) $ 13,398
                                                                --------   --------  --------
                                                                --------   --------  --------

NORD RESOURCES CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL
INFORMATION OF REGISTRANT, NORD RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(In thousands)


Increase (Decrease) in cash and cash equivalents                       1994       1993       1992
                                                                     ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) adjusted for non-cash
    items except depreciation, depletion,
    amortization and dividends received                              $ (4,783)  $   (500)  $    386
  Depreciation, depletion and amortization                                119        271        438
  Dividends received from consolidated
   subsidiaries                                                                    7,500      7,500
                                                                     ---------  ---------  ---------
  Net cash provided by (used in) operating activities                  (4,664)     7,271      8,324

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (44)       (35)
  Additions to other assets                                              (228)      (209)      (326)
  (Increase) decrease in investments in and
   advances to subsidiaries and affiliate                                 (74)    17,178    (11,695)
                                                                     ---------  ---------  ---------

  Net cash provided by (used in) investing activities                    (302)    16,925    (12,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional indebtedness                                                            219
  Payments of indebtedness                                               (137)    (9,318)    (5,567)
  Restricted cash and investments                                        (194)    (2,304)      (300)
  Stock option activity                                                    37         31         37
                                                                     ---------  ---------  ---------
  Net cash (used in) financing activities                                (294)   (11,372)     (5,830)
                                                                     ---------  ---------  ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (5,260)    12,824      (9,562)

CASH AND CASH EQUIVALENTS -- Beginning of year                         13,400        576      10,138
                                                                     ---------  ---------  ---------
CASH AND CASH EQUIVALENTS -- End of Year                             $  8,140   $ 13,400  $      576
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------
CASH PAID FOR:
  Interest                                                           $     12   $  2,072  $   2,558
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------
  Income taxes                                                                  $  1,100
                                                                                ---------
                                                                                ---------
NON-CASH TRANSACTIONS:
  Conversion of advances to affiliate into
    into common stock                                                $  2,900   $  2,500
                                                                     ---------  ---------
                                                                     ---------  ---------
  Debenture retired in connection with
    the sale of 50% of SRL                                                      $ 20,000
                                                                                ---------
                                                                                ---------
  Stock issued to settle long-term liability                         $  4,250
                                                                     ---------
                                                                     ---------

NORD RESOURCES CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (In thousands)



                     Column A                       Column B   Column C    Column D    Column E
- --------------------------------------------------  --------   --------   ---------    --------
                                                   Balance at Additions
                                                   Beginning   Charged to              Balance
                                                       of     Costs and                 at End
                   Description                       Period    Expenses   Deductions  of Period
- -------------------------------------------------- ---------  ----------- ----------  ---------
YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful accounts                   $     75   $     70   $            $    145
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------
  Investment valuation allowance -- Manatee Gateway $  2,219   $          $            $  2,219
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------
  Provision for impairment -- Ilmenite equipment    $    855   $          $            $    855
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------
  Income tax valuation allowance                    $  6,003   $ 16,370   $            $ 22,373
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------
YEAR ENDED DECEMBER 31, 1993
  Estimated loss on disposal, including
  provision for estimated operating losses
  to disposal date.                                 $  5,839   $          $5,839 (1)   $
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------
  Allowance for doubtful accounts                   $          $     75   $            $     75
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------
  Investment valuation allowance -- Manatee Gateway $          $  2,219   $            $  2,219
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------
  Provision for impairment -- Ilmenite equipment    $          $    855   $            $    855
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------
  Income tax valuation allowance                    $ 15,718   $          $9,715 (2)   $  6,003
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------
YEAR ENDED DECEMBER 31, 1992
  Estimated loss on disposal, including
  provision for estimated operating losses
  to disposal date.                                 $  4,485   $  2,900   $1,546 (3)   $  5,839
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------
  Income tax valuation allowance                    $          $ 15,718   $            $ 15,718
                                                    --------   --------   ----------   --------
                                                    --------   --------   ----------   --------

(1) Loss on disposal and operating loss charged to reserve.

(2) Reversal of valuation allowance included as a component of income tax expense.

(3) Operating loss charged to reserve.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Nord Pacific Limited
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Nord Pacific Limited and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994 (all expressed in U.S. dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nord Pacific Limited and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note D to the consolidated financial statements, the Company has deferred exploration and development costs related to exploration prospects aggregating $9,308,000 and $7,763,000 at December 31, 1994 and 1993,
respectively.  Realization of these costs is dependent upon future events.




Deloitte & Touche
Chartered Accountants
Hamilton, Bermuda
March 9, 1995

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994 AND 1993
- -------------------------------------------------------
 (IN THOUSANDS OF U.S. DOLLARS)


ASSETS (Notes E)                                            1994       1993
- --------------------------------                         -------    -------
CURRENT ASSETS:
  Cash and cash equivalents                               $7,149    $   304
  Accounts receivable (no allowance for
   doubtful accounts is considered necessary):
    Trade                                                  1,191        987
    Affiliates                                                46         19
    Other                                                     50         32
                                                         -------    -------
                                                           1,287      1,038
  Inventories:
    Copper                                                   108        265
    Supplies                                                 116        125
                                                         -------    -------
                                                             224        390

  Forward currency exchange contracts (Note F)             1,264
  Prepaid expenses                                            33         41
                                                         -------    -------
TOTAL CURRENT ASSETS                                       9,957      1,773

RESTRICTED CASH (Note E)                                   1,024      1,005

FORWARD CURRENCY EXCHANGE CONTRACTS (NOTE F)                 849

DEFERRED COSTS ASSOCIATED WITH
ORE UNDER LEACH, net of accumulated  amortization
    of $3,619 in 1994 and $1,172 in 1993 (Note B)          4,295      3,115

PROPERTY, PLANT, AND EQUIPMENT, at cost
  less accumulated depreciation (Note C)                   5,612      5,882

DEFERRED EXPLORATION AND DEVELOPMENT COSTS:
  Girilambone, net of accumulated amortization
     of $469 in 1994 and $159 in 1993 (Note B)             1,587      1,866
  Exploration prospects (Note D)                           9,308      7,763

DEBT ISSUANCE COSTS, net of accumulated amortization
  of $271 in 1994 and $215 in 1993                           218        504

DEFERRED PUBLIC OFFERING COSTS (Note I)                                 697
                                                         -------    -------
                                                         $32,850    $22,605
                                                         -------    -------
                                                         -------    -------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994 AND 1993
- -------------------------------------------------------
(IN THOUSANDS OF U.S. DOLLARS,
EXCEPT SHARE AND PER SHARE AMOUNTS)


LIABILITIES AND SHAREHOLDERS' EQUITY                        1994       1993
- ----------------------------------------------------     -------    -------
CURRENT LIABILITIES:
  Accounts payable:
   Trade                                                 $   932    $ 1,227
   Affiliates                                                 47          3
                                                         -------    -------
                                                             979      1,230
  Accrued interest                                                      247
  Other accrued expenses                                     303        731
  Obligation under purchase agreement (Note D)               698
  Current maturities of long-term debt (Note E)            3,960      2,687
                                                         -------    -------
TOTAL CURRENT LIABILITIES                                  5,940      4,895


LONG-TERM LIABILITIES:
  Long-term debt (Note E):
   Nord Resources Corporation                                         2,772
   Affiliate                                                          1,905
   Other                                                   3,173      8,200
                                                         -------    -------
                                                           3,173     12,877
  Obligation under purchase agreement (Note D)               776      1,290
  Retirement benefits (Note L)                               148        102
                                                         -------    -------
TOTAL LONG-TERM LIABILITIES                                4,097     14,269

CONTINGENT LIABILITY (Note M)


SHAREHOLDERS' EQUITY (Notes G and I):
  Common Stock, par value $.01 per share,
   authorized - 100,000,000 shares, issued
   and outstanding: 1994 - 47,446,707 and
   1993 - 27,925,376                                         474        279
  Additional paid-in capital                              31,325     16,137
  Deficit                                                 (9,784)   (13,773)
  Foreign currency translation adjustment                    798        798
                                                         -------    -------
                                                          22,813      3,441
                                                         -------    -------
                                                         $32,850    $22,605
                                                         -------    -------
                                                         -------    -------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- ----------------------------------------------------
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                1994       1993      1992
                                             -------    -------   -------
SALES (Notes F and J)                        $11,293     $4,674   $


COSTS AND EXPENSES:
  Cost of sales (Note B)                       7,807      3,861
  Abandoned and impaired projects                 35        298         3
  General and administrative:
Nord Resources Corporation (Note G)              318        308       206
   Other                                       2,417      2,320     1,725
                                             -------    -------   -------
     Total general and administrative          2,735      2,628     1,931
                                             -------    -------   -------

   Total costs and expenses                   10,577      6,787     1,934
                                             -------    -------   -------
OPERATING EARNINGS (LOSS)                        716     (2,113)   (1,934)

OTHER INCOME (EXPENSE):
  Interest and other income                      697        235        64
  Interest and debt issuance costs              (992)      (969)     (351)
Forward currency exchange contracts
   gain (Note F)                               2,535         14
  Foreign currency transaction gain
   (loss)                                      1,033       (204)
                                             -------    -------   -------
TOTAL OTHER INCOME (EXPENSE)                   3,273       (924)     (287)
                                             -------    -------   -------

NET EARNINGS (LOSS)                          $ 3,989    $(3,037)  $(2,221)
                                             -------    -------   -------
                                             -------    -------   -------

NET EARNINGS (LOSS) PER COMMON
   AND COMMON EQUIVALENT SHARE               $  0.09     $(0.12)   $(0.09)
                                             -------    -------   -------
                                             -------    -------   -------

AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES (In thousands) (Note A)             54,002     25,764    24,280
                                             -------    -------   -------
                                             -------    -------   -------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- ----------------------------------------------------
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARES)


                                                     Common Stock            Additional                     Currency
                                             --------------------------       Paid-in                     Translation
                                               Shares            Amount       Capital         Deficit      Adjustment
                                             ------------------------------------------------------------------------
BALANCE - December 31, 1991                  23,979,216           $240        $13,251        ($8,515)        $1,097

  Net (loss)                                                                                  (2,221)
  Unrealized translation (loss)                                                                                (727)
  Compensation relating to non-
   qualified options                                                               19
  Common Stock issued relating
   to stock bonus plan                          128,000              1             32
  Exercise of stock options                      84,000              1             31
  Issuance of restricted stock                  176,000              2             50
                                             ----------     ----------     ----------     ----------     ----------

BALANCE - December 31, 1992                  24,367,216            244         13,383        (10,736)           370

  Net (loss)                                                                                  (3,037)
  Unrealized translation gain                                                                                   428
  Compensation relating to
   non-qualified options and
   restricted shares                                                               69
  Common Stock issued relating
   to stock bonus plan                          155,200              1             21
  Exercise of stock options                     456,000              4            203
  Forfeiture of restricted stock                (16,000)                           (9)
  Conversion of long-term debt
   to common stock (Note G)                   2,962,960             30          2,470
                                             ----------     ----------     ----------     ----------     ----------

BALANCE - December 31, 1993                  27,925,376            279         16,137        (13,773)           798

  Net earnings                                                                                 3,989
  Compensation relating to
    restricted shares                                                              16
  Issuance of common stock                   16,000,000            160         12,304
  Stock option activity                          32,610                             3
  Conversion of long-term debt
    to common stock (Note G)                  3,488,721             35          2,865
                                             ----------     ----------     ----------     ----------     ----------
BALANCE - December 31, 1994                  47,446,707           $474        $31,325        ($9,784)        $  798
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- ----------------------------------------------------
(IN THOUSANDS OF U.S. DOLLARS)


INCREASE (DECREASE) IN CASH                                             1994       1993       1992
                                                                    --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                               $  3,989   $ (3,037)  $ (2,221)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used for) operating activities:
    Depreciation                                                         995        545        109
    Amortization                                                       3,043      1,548
    Compensation relating to non-qualified options,
     bonus shares and restricted stock                                    16         83        104
    Unrealized gain on forward currency exchange contracts            (2,017)       (14)
    Foreign currency transaction (gain) loss                          (1,033)       187
    Abandoned and impaired projects                                       35        298          3
    Change in assets and liabilities:
     Accounts receivable                                                (226)      (804)       (73)
     Inventories                                                         171       (406)
     Prepaid expenses                                                     11         (1)       (41)
     Accounts payable                                                   (378)       (43)     1,023
     Accrued expenses and other liabilities                             (613)       282        580
                                                                    --------   --------   --------
        Net cash provided by (used for) operating activities           3,993     (1,362)      (516)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred costs associated with ore under leach                      (3,627)    (4,157)
  Capital expenditures                                                  (727)    (3,893)    (2,029)
  Deferred exploration costs                                          (1,611)    (1,236)       733
  Recovery of deferred exploration costs                                                       760
                                                                    --------   --------   --------
        Net cash (used for) investing activities                      (5,965)    (9,286)      (536)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                            14,266
  Costs associated with issuance of common stock                      (1,105)      (697)
  Payments of long-term debt                                          (5,771)
  Additions to long-term debt                                            140     10,817        755
  Borrowings - Nord Resources Corporation                                221      1,839      1,587
  Payments - Nord Resources Corporation                                 (166)      (170)    (1,950)
  Stock option activity                                                    3        207         32
  Restricted cash                                                        115     (1,026)
                                                                    --------   --------   --------
        Net cash provided by financing activities                      7,703     10,970        424

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                      1,114        (36)         1
                                                                    --------   --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       6,845        286       (627)

CASH AND CASH EQUIVALENTS- beginning of year                             304         18        645
                                                                    --------   --------   --------

CASH AND CASH EQUIVALENTS - end of year                             $  7,149   $    304   $     18
                                                                    --------   --------   --------
                                                                    --------   --------   --------

CASH PAID FOR INTEREST, net of capitalized interest of
 $97 in 1993                                                        $    950   $    481   $    117
                                                                    --------   --------   --------
                                                                    --------   --------   --------
NON-CASH TRANSACTIONS:
  Conversion of long-term debt due to Nord Resources
   Corporation into common stock (Note G)                           $  2,900   $  2,500
                                                                    --------   --------
                                                                    --------   --------


  Obligation incurred for purchase of interest in
   exploration project (Note D)                                                $  1,289
                                                                               --------
                                                                               --------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(IN U.S. DOLLARS)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY DESCRIPTION

Nord Pacific Limited (the "Company") operates in a single industry segment which includes the exploration for and development and production of precious and base metals and strategic mineral properties primarily in Australia and Papua New Guinea. Exploration activity is also carried on in North America, primarily for gold.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 40% interest in the Girilambone copper property ("Girilambone") in Australia. Financial statement amounts relating to Girilambone represent the Company's proportionate interest in the assets, liabilities and operations of Girilambone. All significant intercompany transactions are eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market.

DEFERRED COSTS ASSOCIATED WITH ORE UNDER LEACH

Costs at Girilambone incurred with respect to ore under leach are deferred and amortized using the units of production method over the estimated reserves. Copper is projected to be recovered during the next 4 1/2 year period, based on the present proven reserves. The Company will continually evaluate and refine estimates used to determine the amortization and carrying amount of deferred costs associated with ore under leach based upon actual copper recoveries and operating plans.

PROPERTY, PLANT AND EQUIPMENT

Non-mining property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment related to Girilambone is depreciated by the units of production method over the estimated reserves.

DEFERRED EXPLORATION AND DEVELOPMENT COSTS

All costs directly attributable to prospecting, exploration and development are deferred. Costs related to producing properties are amortized by the units-of-production method over the estimated reserves. Deferred costs are carried at cost, not in excess of anticipated future recoverable value, and are expensed when a project is no longer considered commercially viable.

DEBT ISSUANCE COSTS

Professional fees and expenses relating to the issuance of debt are capitalized and amortized over the term of the related borrowings.

FOREIGN CURRENCY TRANSLATION

The functional currency for operations conducted in Australia was changed to the U.S. dollar on April 1, 1993 due to changes in economic facts and circumstances pertaining to the Company's Australian operations, including obtaining additional U.S. dollar denominated indebtedness and entering into certain forward currency exchange contracts. Adjustments to U.S. dollar balances as a result of changes in the exchange rate between U.S. dollars and Australian dollars are recognized currently in the statement of operations as foreign currency transaction gains and losses.

For the period through March 31, 1993, the Australian dollar was the functional currency for the Company's operations conducted in Australia. The assets and liabilities of the Australian operations were translated into United States dollars at current exchange rates. Revenue and expense accounts were translated into United States dollars at the average exchange rate for the period. The resulting translation adjustments were accumulated as a separate component of shareholders' equity through March 31, 1993.

FINANCIAL INSTRUMENTS

Gains and losses related to qualifying hedges of anticipated copper sales are deferred and recognized in the statement of operations at the settlement date.

Realized and unrealized gains and losses on forward currency exchange contracts that do not qualify as hedges are recognized currently in the statement of operations. Net unrealized gains and losses are included as assets or liabilities in the balance sheet. (See Note F)

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Net earnings per common and common equivalent share are computed on a modified treasury stock method as options outstanding exceed 20% of the Company's shares outstanding at December 31,1994. Under this method of computation, all options outstanding are presumed exercised, and proceeds are deemed to be applied to reduce borrowing with any excess proceeds applied to the purchase of U.S. government securities. Net earnings and average common and common equivalent shares are adjusted to include the effect of the above calculation in determining the Company's net earnings per common and common equivalent share.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1993 and 1992 consolidated financial statements to conform to the classifications used in 1994. These reclassifications had no effect on results of operations or shareholders' equity as previously reported.

B.   GIRILAMBONE

The Company is a 40% joint venturer in Girilambone which commenced production in May 1993. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. Following is summarized balance sheet information of Girilambone:


                                                                Amounts
                                                              Included in
                                     Total                    Accompanying
Balance Sheet Data                Girilambone                  Financial
(In thousands)                   Joint Venture                 Statements
- ------------------           ----------------------      ----------------------
                                 1994          1993          1994          1993
                             --------      --------      --------      --------
Current assets               $    861      $  1,395      $    344      $    558
Deferred costs
  associated with
  ore under leach              10,738         7,786         4,295         3,115
Property, plant and
  equipment                    13,638        14,677         5,455         5,870
Deferred exploration
  and development costs         8,293         9,315         1,587         1,866
                             --------      --------      --------      --------
  Total assets                 33,530        33,173        11,681        11,409

Current liabilities             1,599         2,607           639         1,043
                             --------      --------      --------      --------
Partners' equity             $ 31,931      $ 30,566      $ 11,042      $ 10,366
                             --------      --------      --------      --------
                             --------      --------      --------      --------
The Company's share of
  equity (40%)               $ 12,772      $ 12,226

Less:  Eliminations            (1,730)       (1,860)
                             --------      --------
                             $ 11,042      $ 10,366
                             --------      --------
                             --------      --------

Debt incurred for the development and construction of Girilambone is the separate responsibility of each venturer and is not included in the joint venture's financial statements. The Company has $7,133,000 of debt outstanding at December 31, 1994, which was incurred to fund the construction and development of Girilambone.

Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer.
Cost and expense information related to the operation of the mine is as follows:


                                                                Amounts
                                                              Included in
                                     Total                    Accompanying
Cost and Expense Data             Girilambone                  Financial
(In thousands)                   Joint Venture                 Statements
- ------------------           ----------------------      ----------------------
                                 1994          1993          1994          1993
                             --------      --------      --------      --------
Cost of copper sales         $ 19,518       $ 9,653       $ 7,807       $ 3,861
General and administrative        235           502            94           201

C.   PROPERTY, PLANT & EQUIPMENT

                                                  December 31,
                                               1994          1993
                                           --------      --------
                                                 (In thousands)
Land                                       $    186      $    185
Plant, mining and milling equipment           6,783         6,155
Furniture and fixtures                          700           610
                                           --------      --------
                                              7,669         6,950
Less accumulated depreciation                 2,057         1,068
                                           --------      --------
                                           $  5,612      $  5,882
                                           --------      --------
                                           --------      --------



D.   DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Exploration prospects include the following:


                                                  December 31,
                                               1994          1993
                                           --------      --------
                                                 (In thousands)
Ramu                                       $  1,507      $  1,496
Tabar Islands                                 6,553         5,752
Girilambone Exploration Area                  1,147           378
Other                                           101           137
                                           --------      --------
                                           $  9,308      $  7,763
                                           --------      --------
                                           --------      --------

RAMU

In May 1992 the Company entered into an agreement with its Ramu joint venturer to dilute its interest to 40%. In return, the joint venturer is required to fund the next 5,000,000 Kina (Papua New Guinea currency) of expenditures on the project. As of December 31, 1994, approximately 3,600,000 Kina has been expended by the joint venturer toward the required expenditure, and the Company is maintaining a 40% interest until the completion of the sole funding by the joint venturer. Thereafter, the Company will be required to contribute its proportionate share of exploration costs or will dilute its interest below 40%. The Company currently does not have sufficient capital to fund its share of Ramu development and construction costs, and would need to obtain additional funding for such costs. The Kina has approximately equaled the U.S. dollar until its devaluation in 1994. The exchange rate at December 31, 1994, was 1.00 Kina equals U.S. $0.85.

Another party, Eastern Pacific Mines, may elect within 180 days of receiving details of any proposed commercial development of Ramu to participate in such development up to 10%. The interest is to be acquired from the joint venturer if the Company's interest is 51% or greater, and otherwise from the Company and the joint venturer in proportion to their interests.

TABAR ISLANDS

On August 30, 1993, the Company entered into an agreement to increase its interest in the Tabar Islands project from 29% to 100%. The remaining purchase price of $1,474,000 (A$1,900,000) is payable in installments of $698,000 (A$900,000) in June 1995 and $776,000 (A$1,000,000) two years after the granting of a mining lease by the government of Papua New Guinea.

The sellers have an option to reacquire 50% of the project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually. Exercise of the option would require payment to the Company of 2 1/2 times its cumulative expenditures for mine development from July 1994 to the date the option is exercised. Expenditures from July 1994, through December 31, 1994 totaled approximately $480,000.

GIRILAMBONE EXPLORATION AREA

The Company has a 50% interest in an exploration joint venture related to areas adjacent to its Girilambone copper mine. Under the venture the Company is required to fund its 50% share of exploration costs.

Additional efforts on each of the prospects in the adjacent area, including further drilling and feasibility studies incorporating all relevant technical and economic factors, will be required in order to determine the extent to which resources will be commercially viable and whether the deferred exploration and development costs ultimately will be realizable.

E.   INDEBTEDNESS


                                                  December 31,
                                               1994          1993
                                           --------      --------
                                                 (In thousands)
Girilambone financing agreement,
 (payable $3,960 in 1995 and
 $3,173 in 1996)                           $  7,133      $ 10,000
Girilambone venturer                                        1,905
Working capital loan                                          814
Subordinated demand note -
   Nord Resources Corporation                               2,845
                                           --------      --------
                                              7,133        15,564
Less current maturities                      (3,960)       (2,687)
                                           --------      --------
                                           $  3,173      $ 12,877
                                           --------      --------
                                           --------      --------


GIRILAMBONE FINANCING AGREEMENT

The Company borrowed $10,000,000, of which $7,133,000 was outstanding at December 31, 1994, under a financing agreement to fund its share of the development and construction costs of Girilambone. The lender holds a security interest in the Company's 40% interest in Girilambone. The loan bears interest at LIBOR plus 1.85% (8.35% at December 31, 1994). Minimum principal payments of $3,960,000 are required under the financing agreement in 1995; however, repayment amounts may be higher based on available cash flow of Girilambone. Amounts not repaid in 1995 will be repaid in 1996. In August 1994, a principal payment of $1,000,000 was made in accordance with the financing agreement using funds previously held to cover cost overruns. Additional principal payments during 1994 totaled $1,867,000.

During the period the loan is outstanding, the Company is required to maintain a minimum $1,000,000 reserve account with the lender. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company.

SUBORDINATED DEMAND NOTE - NORD RESOURCES CORP. ("RESOURCES")

The Company and Resources previously entered into an agreement under which Resources had provided the Company advances of up to $3,000,000 which were payable on demand. In February 1994, simultaneous with the closing of the Australian Offering, Resources converted $2,900,000, the amount of the subordinated demand note, into 3,488,721 shares of the common stock of the Company at a price of approximately $.83 per share. There are currently no loan agreements between the Company and Resources.

F.   FINANCIAL INSTRUMENTS

The Company utilizes certain financial instruments, primarily copper hedging agreements and forward currency exchange contracts. These financial instruments are utilized to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar. The Company does not hold or issue financial instruments for trading purposes.

COPPER HEDGING AGREEMENTS

To hedge the effect of price changes on substantially all of its expected copper sales through December 31, 1995, the Company has entered into both swap and call option agreements. The swap agreements lock in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call price. The copper hedging agreements qualify as hedges, and gains and losses under these agreements are reflected as a component of sales when each contract settles.

Under one hedging arrangement, the Company entered into both swap and call option agreements on a total of 5.6 million pounds of copper that generally settle ratably each month through June 1995. Under this arrangement, at the settlement date for each copper contract, the Company receives $.94 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.02 per pound. If market price is less than $1.02 per pound, the Company receives $.94 per pound. Sales for the year ended December 31, 1994 and 1993 are net of $27,000 of losses and $616,000 gains, respectively, that were paid/received in settlement of the copper hedging contracts.

The Company entered into a second copper hedging agreement in December 1994, effective in July 1995, which contains both swap and call option agreements on a total of 6.6 million pounds of copper that settle ratably each month from July through December 1995. Under this arrangement, at the settlement date for each copper contract, the Company will receive $1.17 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.20 per pound. If market price is less than $1.20 per pound, the Company will receive $1.17 per pound. The cost to the Company for the hedge is $.06 per pound of copper which is recognized as an adjustment to sales ratably over the life of the contracts.

FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts, expiring at various times through July 1996, to hedge against potential Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1994 the Company recognized a gain of $2,535,000 compared to a gain of $14,000 in 1993. At December 31, 1994, the unrealized gain totaled $2,113,000 on the outstanding contracts of $14,600,000 (A$21,900,000); at December 31, 1993 outstanding contracts totaled $19,500,000 (A$29,300,000).

The Company is exposed to copper price fluctuations and currency risks in the event of nonperformance by the counterparties to the various agreements described above but has no off balance sheet risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.

G.   NORD RESOURCES CORPORATION ("RESOURCES")

In February 1994, simultaneous with the closing of the Australian Offering, Resources converted $2,900,000 owed to it by the Company into 3,488,721 shares of common stock of the Company at $.83 per share. In September 1993, Resources exchanged $2,500,000 of amounts owed to it by the Company for 2,962,960 shares of the Company's common stock at $.84 per share, the closing bid price on NASDAQ on the date of the exchange. Interest expense under previous loans from Resources was $24,000, $243,000, and $235,000 for the years ended December 31, 1994, 1993, and 1992, respectively. Resources provides certain services to the Company under a management agreement. Resources is reimbursed for all direct expenses and a portion of its overhead associated with the operations of the Company. At December 31, 1994, Resources owned approximately 35% of the outstanding common stock of the Company.

H.   OPERATING LEASES

The Company leases its office space and certain equipment under operating leases with terms ranging from one to five years. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable lease obligations for the years ended December 31 are as follows:


               1995      $ 242,000
               1996        113,000
               1997         42,000
               1998         21,000

Rent expense for operating leases was $239,000, $284,000, $278,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

I.   SHAREHOLDERS' EQUITY

STOCK OPTION PLANS AND OTHER OPTION GRANTS

Under the Company's two stock option plans, options have been granted at market price at date of grant (incentive stock options) and at or less than fair market value at date of grant (non-qualified options). In addition, during 1994 and 1993, non-plan options totaling 1,320,000 and 1,040,000 shares, respectively, have also been granted to officers and directors of the Company at or in excess of fair market value at date of grant. Options are generally exercisable beginning one to three years from date of grant and expire over a five to ten year period from date of grant. During 1994, a non-plan option for 120,000 shares which expires three years from date of grant was issued to a consultant to the Company.

A summary of the option transactions is as follows:


                                                         Exercise Price
                                              Shares       Per Share
                                           ----------    --------------
Outstanding at December 31, 1991            1,692,000     $.38 - .51

Granted                                       460,000         .78
Exercised                                     (84,000)     .38 - .51
                                           ----------
Outstanding at December 31, 1992            2,068,000      .38 - .78

Granted                                     1,624,000         .85
Exercised                                    (456,000)     .38 - .78
Terminated                                   (220,000)        .78
                                           ----------
Outstanding at December 31, 1993            3,016,000      .38 - .85

Granted                                     2,094,000      .88 - .96
Granted with Australian offering           16,000,000         .97
Exercised                                     (64,610)     .51 - .85
Terminated                                   (335,390)     .78 - .88
                                           ----------
Outstanding at December 31, 1994           20,710,000     $.38 - .97
                                           ----------
                                           ----------


At December 31, 1994, 19,472,000 options were exercisable at prices ranging from $.38 to $.97 per share and 365,390 shares are available for future grant under the Stock Option Plans.

STOCK BONUS PLAN

The 1990 Stock Bonus Plan provides for the issuance of up to 400,000 shares of common stock as incentive bonuses. At December 31, 1994, 366,400 shares have been awarded and 33,600 shares are available for future award under this plan.

PUBLIC OFFERING

On February 15, 1994, the Company completed an offering of its common stock in Australia. The offering consisted of 16,000,000 shares of the Company's common stock at $.89 per share (A$1.25 converted at the February 15, 1994, exchange rate) together with 16,000,000 detachable options, expiring June 30, 1995, to purchase additional shares of the Company's common stock at $.97 per share (A$1.25 converted at the December 31, 1994, exchange rate).
Concurrent with the completion of the offering, the Board of Directors declared a stock bonus to existing shareholders of seven shares for every existing share. The stock bonus and an increase in the authorized shares to 100,000,000 were approved by the Company's shareholders on January 7, 1994. All share and per share data presented in the accompanying consolidated financial statements have been restated retroactively to reflect the stock bonus.

A total of 21,108,990 shares have been reserved for exercise of stock options, including the 16,000,000 options issued under the Australian offering, and for award under the Stock Bonus Plan.

OTHER

In April 1992, the Company issued 80,000 shares of restricted stock to each of the Chairman and President of the Company.

1995 STOCK OPTION PLAN

In January 1995, the Company's Board of Directors approved the adoption of the 1995 Stock Option Plan subject to approval by shareholders, which sets aside 3,000,000 options of which 1,440,000 are to be reserved for directors.

J.   SIGNIFICANT CUSTOMERS

Sales in 1994 include copper sales to two customers of $9,622,000 and $1,543,000. Sales in 1993 include copper sales to one customer of $3,873,000.

K.   INCOME TAXES

Under Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event any such taxes are imposed, the Company will be exempted from taxation until the year 2016. Although the Company is not subject to income taxes, it has subsidiaries which are subject to income taxes in their respective foreign countries.

Net operating loss carryforwards of $3,300,000 which expire from 2005 through 2008 are available in the United States. These carryforwards are available only to reduce the separate taxable income of the Company's United States subsidiary.

Exploration cost carryforwards of $4,200,000 and development cost carryforwards of $5,500,000 are available in Australia. Trading loss carryforwards of $600,000 are also available in Australia. These carryforwards, subject to certain restrictions, are available indefinitely only to reduce the separate taxable income of the Company's Australian operations.

Exploration cost carryforwards of $6,300,000 which expire from 1995 through 2004 are available in Papua New Guinea, provided sufficient projects are developed in that country. These carryforwards, which expire $300,000 in 1995, $546,000 in 1996, $692,000 in 1997, and the remainder, thereafter, are available only to reduce the separate taxable income of the Company's Papua New Guinean operations.

The principal deferred tax assets and (liabilities) for the United States, Australia and Papua New Guinea are as follows:


                                                         December 31,
                                                      1994         1993
                                                  --------     --------
                                                        (In thousands)
Long-term deferred tax assets
 and (liabilities):
  United States:
   Deferred tax assets:
    Deferred compensation                         $     79     $     53
    Basis difference of intangible assets                1            2
    Net operating loss carryforwards                 1,137        1,066
                                                  --------     --------
                                                     1,217        1,121
   Deferred tax (liabilities) -
    Depreciation                                       (16)         (16)
                                                  --------     --------
   Net deferred tax assets                           1,201        1,105
   Valuation allowance                              (1,201)      (1,105)
                                                  --------     --------
           Total United States                    $      0     $      0
                                                  --------     --------
                                                  --------     --------
  Australia:
   Deferred tax assets:
    Trading loss carryforwards                    $    211        1,197
    Exploration cost carryforwards                   1,398          971
    Development cost carryforwards                   1,804          347
    Amortization of deferred costs                     159           93
    Depreciation                                       266          181
    Royalty expense                                     80
                                                  --------     --------
                                                     3,918        2,789
   Deferred tax (liabilities):
    Unrealized currency gains                       (1,302)
    Exploration costs                                 (934)        (150)
    Unamortized legal expense                          (71)
    Other                                               (7)         (13)
                                                  --------     --------
   Net deferred tax assets                           1,604        2,626
   Valuation allowance                              (1,604)      (2,626)
                                                  --------     --------
           Total Australia                        $      0     $      0
                                                  --------     --------
                                                  --------     --------
  Papua New Guinea:
    Exploration cost carryforwards                $  2,193        2,298
    Exploration costs                               (1,961)      (2,143)
                                                  --------     --------
                                                       232          155
   Valuation allowance                                (232)        (155)
                                                  --------     --------
           Total Papua New Guinea                 $      0     $      0
                                                  --------     --------
                                                  --------     --------

A valuation allowance has been provided for 100% of the Company's net deferred tax assets based on the history of operating losses for the Company and limitations on use of the above carryforwards.

The Company had taxable income during 1994 from its operations in Australia, which utilized a portion of its trading loss carryforwards, as follows:

          Taxes currently payable            $ 1,150

          Reduction for use of trading
           loss carryforwards                 (1,150)
                                             -------
Provision for income taxes                   $     0
                                             -------
                                             -------

L.   PENSION PLANS

The Company has a defined contribution pension plan covering certain employees of its Australian operations. Under the terms of the plan, the Company contributes an amount equal to 10% of the employees wages. Pension costs were $59,000, $83,000, and $98,000 for the years ended December 31, 1994, 1993 and
1992, respectively.

The Company is obligated to pay a lump sum benefit that matches the difference, if any, between the present value of an executive's retirement benefit under a previous plan and the cash value of an insurance policy at retirement. At December 31, 1994 and 1993, the cash surrender value of $135,400 and $105,400, respectively, has been offset against the accrued retirement benefits liability. Pension expense for the years ended December 31, 1994, 1993 and 1992 was $76,000, $50,000, and $49,000, respectively. Pension expense for 1994, 1993 and 1992 included $62,000, $38,000, and $40,000, respectively, of service cost and $14,000, $12,000, and $9,000, respectively, of interest on the accrued benefit obligation. The projected benefit obligation at December 31, 1994 and 1993 was $320,000 and $289,000, respectively. The assumed discount rate, the estimated rate at which the plan could settle its liabilities, was 8% in 1994 and 7% in 1993. The assumed rate of future pay increase was 5%.

M.   EMPLOYMENT AGREEMENTS

The Company has agreements with two of its officers which contain change in control provisions which would entitle one officer to receive 50% of his salary and the other officer to receive 200% of his salary in the event of a change in control of the Company and a change in certain conditions of their employment. The maximum contingent liability under these agreements is approximately $445,000 at December 31, 1994.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

BY:/s/EDGAR F. CRUFT
   ------------------------------
   EDGAR F. CRUFT
   CHAIRMAN OF THE BOARD (CHIEF EXECUTIVE
   OFFICER), PRESIDENT AND DIRECTOR

   APRIL 7, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                             APRIL 7, 1995
/s/TERENCE H. LANG
- ---------------------------------            /s/LEONARD LICHTER
TERENCE H. LANG                              -------------------------------
SENIOR VICE PRESIDENT -- FINANCE             LEONARD LICHTER
(CHIEF FINANCIAL OFFICER),                   DIRECTOR
TREASURER AND DIRECTOR

                                             APRIL 7, 1995
APRIL 7, 1995
                                             /s/W. PIERCE CARSON
                                             -------------------------------
                                             W. PIERCE CARSON
/s/DONALD L. ROETTELE                        DIRECTOR
- --------------------------------
DONALD L. ROETTELE
DIRECTOR                                     APRIL 7, 1995

APRIL 7, 1995


/s/KARL A. FRYDRYK
- --------------------------------
KARL A. FRYDRYK
SECRETARY AND VICE PRESIDENT--
CONTROLLER (CHIEF
ACCOUNTING OFFICER)

APRIL 7, 1995



/s/WALTER T. BELOUS
- --------------------------------
WALTER T. BELOUS
DIRECTOR

                                INDEX TO EXHIBITS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
2.   PLAN OF ACQUISITION, REORGANIZATION,
     ARRANGEMENT, LIQUIDATION OR SUCCESSION

     2.1   Stock Purchase Agreement dated March 11,
           1993 by and among Nord Kaolin Corporation
           ("NK Corp"), Nord Resources Corporation
           ("NRC"), Norplex, Inc. ("Norplex") and Kemira
           Holdings, Inc. ("Kemira").  Reference is made
           to Exhibit 2.1 of Registrant's Current Report on
           Form 8-K dated March 11, 1993, which exhibit is
           incorporated herein by reference.                              **

     2.2   Stock Purchase Agreement dated June 28, 1993
           by and between Nord Resources Corporation and
           Consolidated Rutile Limited.  Reference is made
           to Exhibit 2.2 of Registrant's Report on Form 8-K
           dated June 28, 1993, which exhibit is incorporated
           herein by reference.                                           **


3.   ARTICLES OF INCORPORATION AND BY-LAWS

     3.1   Certificate of Incorporation (as amended) of Regis-
           trant.  Reference is made to Exhibit 3.1 of Regis-
           trant's Report on Form 10-K for the year ended
           December 31,1987, which exhibit is incorporated
           herein by reference.                                           **

     3.2   Amended and Restated By-Laws of Registrant.                    E-1


10.  MATERIAL CONTRACTS

     10.1  Loan Agreement between Development Authority
           of the City of Jeffersonville and of Twiggs County
           and Nord Kaolin Company, dated as of June 1, 1994.            E-25

     10.2  Shareholders Agreement dated March 11, 1993
           by and among Norplex, Kemira, NK Corp. and NRC.
           Reference is made to Exhibit 10.1 of Registrant's
           Report on Form 8-K dated March 11, 1993, which
           exhibit is incorporated herein by reference.                   **

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

     10.3  Agreement By and Between Nord Kaolin Company
           and United Paperworkers International Union, AFL-CIO
           (effective November 16, 1993 to November 15, 1996).
           Reference is made to Exhibit 10.7 of Registrant's Report
           on Form 10-K for the year ended December 31, 1993,
           which exhibit is incorporated herein by reference.             **

     10.4  Lease Agreement dated May 15, 1988 between
           ATEL Financial Corporation and Nord Kaolin Company.
           Reference is made to Exhibit 10.31 of Registrant's
           Report on Form 10-K for the year ended December 31,
           1988, which exhibit is incorporated herein by reference.       **

     10.5  Guaranty of Lease dated May 15, 1988 given by Regis-
           trant to ATEL Financial Corporation.  Reference is made to
           Exhibit 10.32 of Registrant's Report on Form 10-K for the
           year ended December 31, 1988, which exhibit is
           incorporated herein by reference.                              **

     10.6  Amendment and Waivers dated August, 1991 of Guaranty of Lease dated May 15, 1988 given by Registrant to ATEL
           Financial Corporation.  Reference is made to Exhibit 19.6
           of Registrant's Report on form 10-Q for the period ended September 30, 1991, which exhibit is incorporated herein
           by reference.                                                  **

     10.7  Amendments and Waivers dated November, 1991
           of Guaranty of Lease dated May 15, 1988 given by
           Registrant to ATEL Financial Corporation.  Reference
           is made to Exhibit 10.75 of Registrant's Report on
           Form 10-K for the year ended December 31, 1991,
           which exhibit is incorporated herein by reference.             **

     10.8  Waiver, Consent and Agreement made March
           11,1993 by and between Nord Kaolin Company
           and entities under ATEL Financial Corporation
           Lease Agreement.  Reference is made to Exhibit
           10.12 of Registrant's Report on Form 10-K for the
           year ended December 31, 1993, which exhibit is
           incorporated herein by reference                               **

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


     10.9  License for Proprietary Pigment Technologies
           dated September 1, 1986 between Nord Kaolin
           Company and Industrial Progress, Inc.  Reference
           is made to Exhibit 10.33 of Registrant's Report on
           Form 10-K for the year ended December 31, 1988,
           which exhibit is incorporated herein by reference.             **

     10.10 Addendum to License for Proprietary Pigment
           Technologies dated December, 1987.  Reference
           is made to Exhibit 10.34 of Registrant's Report on
           Form 10-K for the year ended December 31, 1988,
           which exhibit is incorporated herein by reference.             **

     10.11 Stock Option Agreement and Second Addendum to
           License for Proprietary Pigment Technologies between
           Nord Kaolin Company and Industrial Progress, Inc., dated
           February 1, 1990.  Reference is made to Exhibit 10.53
           of Registrant's Report on Form 10-K for the year ended
           December 31, 1990, which exhibit is incorporated
           herein by reference.                                           **

     10.12 Second Stock Option Agreement and Third Addendum
           to License for Proprietary Pigment Technology dated as of
           July 9, 1992 by and between Nord Kaolin Company and
           Industrial Progress, Inc.  Reference is made to Exhibit 10.94 of Registrant's Report on Form 10-K for the year ended
           December 31, 1992, which exhibit is incorporated herein
           by reference.                                                  **

     10.13 Joint Venture Agreement between Nord Southern
           Dolomite Company and Istria, N. V. forming Manatee
           Gateway No. I.  Reference is made to Exhibit (10)(d)
           (i) of Registrant's Registration Statement on Form S-2
           (No. 33-00961), which exhibit is incorporated herein
           by reference.                                                  **

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


     10.14 Nord Resources Corporation Non-Qualified Stock Option
           Plan. Reference is made to Exhibit 10.16 to Registrant's Registration Statement on Forms S-3/S-8 (No. 2-92415),
           which exhibit is incorporated herein by reference.             **

     10.15 Nord Resources Corporation 1982 Nord Incentive Stock
           Option Plan.  Reference is made to Exhibit 10.17 to
           Registrant's Registration Statement on Forms S-3/S-8
           (No. 2-92415), which exhibit is incorporated herein by
           reference.                                                     **

     10.16 Amendment No. 1 to Nord Resources Corporation 1982
           Nord Incentive Stock Option Plan. Reference is made to
           Exhibit 10.32 of Registrant's Report on Form 10-K for the
           year ended December 31, 1987, which exhibit is incor-
           porated herein by reference.                                   **

     10.17 Amendment No. 2 to Nord Resources Corporation 1982
           Nord Incentive Stock Option Plan.                             E-68

     10.18 Amendment No. 3 to Nord Resources Corporation 1982
           Nord Incentive Stock Option Plan.                             E-69

     10.19 Nord Resources Corporation 1987 Nord Incentive Stock
           Option Plan. Reference is made to Exhibit 10.33 of
           Registrant's Report on Form 10-K for the year ended
           December 31, 1987, which exhibit is incorporated herein
           by reference.                                                  **

     10.20 Amendment No. 1 to Nord Resources Corporation
           1987 Nord Incentive Stock Option Plan.                        E-70

     10.21 Nord Resources Corporation 1989 Stock Option
           Plan.  Reference is made to Exhibit 10.33 of Regis-
           trant's Report on Form 10-K for the year ended
           December 31, 1989, which exhibit is incorporated
           herein by reference.                                           **

     10.22 Amendment No. 1 to Nord Resources Corporation
           1989 Stock Option Plan.  Reference is made to
           Exhibit 10.55 of Registrant's Report on Form 10-K

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


           for the year ended December 31, 1990, which exhibit
           is incorporated herein by reference.                           **

     10.23 Amendment No. 2 to Nord Resources Corporation
           1989 Stock Option Plan.                                       E-71

     10.24 Nord Resources Corporation 1991 Stock Option Plan.
           Reference is made to Exhibit 10.24 of Registrant's Report
           on Form 10-K for the year ended December 31, 1993,
           which exhibit is incorporated herein by reference.             **

     10.25 Amendment No. 1 to Nord Resources Corporation
           1991 Stock Option Plan.                                       E-72

     10.26 Restated Deferred Compensation Agreement dated
           May 10, 1989 between Registrant and Terence H. Lang.
           Reference is made to Exhibit 10.9 of Registrant's Report
           on Form 10-K for the year ended December 31, 1989,
           which exhibit is incorporated by reference.                    **

     10.27 Restated Deferred Compensation Agreement dated
           May 10, 1989 between Registrant and Richard L.
           Steinberger.  Reference is made to Exhibit 10.10
           of Registrant's Report on Form 10-K for the year
           ended December 31, 1989, which exhibit is incor-
           porated herein by reference.                                   **

     10.28 Restated Deferred Compensation Agreement
           dated May 10, 1989 between Registrant and
           Edgar F. Cruft.  Reference is made to Exhibit
           10.11 of Registrant's Report on Form 10-K for
           the year ended December 31, 1989, which exhibit
           is incorporated herein by reference.                           **

     10.29 Nord Resources Corporation Trust Agreement for
           Key Executives, dated May 10, 1989.  Reference is
           made to Exhibit 10.12 of Registrant's Report on Form
           10-K for the year ended December 31, 1989, which
           exhibit is incorporated herein by reference.                   **

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


     10.30 Split-Dollar Life Insurance and Supplemental Com-
           pensation agreement between Karl A. Frydryk and
           Registrant dated July 22, 1988.  Reference is made
           to Exhibit 10.29 of Registrant's Report on Form 10-K
           for the year ended December 31, 1988, which exhibit
           is incorporated herein by reference.                           **

     10.31 Nord Resources Corporation Split-Dollar Life Insurance
           and Supplemental Compensation Plan Trust Agreement,
           December 5, 1988.  Reference is made to Exhibit 10.35
           of Registrant's Report on Form 10-K for the year ended
           December 31, 1988, which exhibit is incorporated herein
           by reference.                                                  **

     10.32 Executive Severance Agreement between Registrant and
           Edgar F. Cruft, dated May 10, 1989.  Reference is made to
           Exhibit 10.27 of Registrant's Report on Form 10-K for the
           year ended December 31, 1989, which exhibit is incorporated
           herein by reference.                                           **

     10.33 Executive Severance Agreement between Registrant and
           Terence H. Lang, dated May 10, 1989.  Reference is made
           to Exhibit 10.29 of Registrant's Report on Form 10-K for the
           year ended December 31, 1989, which exhibit is incorporated
           herein by reference.                                           **

     10.34 Nord Resources Corporation Trust Agreement for
           Executive Severance Agreements, dated May 10,
           1989.  Reference is made to Exhibit 10.30 of
           Registrant's Report on Form 10-K for the year ended
           December 31, 1989, which exhibit is incorporated
           herein by reference.                                           **

     10.35 Executive Severance Agreement between Registrant
           and J. Peter Davies, dated December 13, 1989.  Ref-
           erence is made to Exhibit 10.31 of Registrant's Report
           on Form 10-K for the year ended December 31, 1989,
           which exhibit is incorporated herein by reference.             **

     10.36 Executive Severance Agreement between Registrant and Karl A. Frydryk, dated May 10, 1989. Reference

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


           is made to Exhibit 10.32 of Registrant's Report on Form
           10-K for the year ended December 31, 1989, which exhibit
           is incorporated herein by reference.                           **

     10.37 Executive Severance Agreement between Registrant and
           William W. Wilcox, dated March 9, 1990.  Reference is made to Exhibit 10.57 of Registrant's Report on Form 10-K for the
           year ended December 31, 1990, which exhibit is incorporated
           herein by reference.                                           **

     10.38 Executive Severance Agreement between Registrant and
           James T. Booth, dated June 8, 1994.                           E-73

     10.39 Executive Loan Agreement dated September 10, 1987
           between Terence H. Lang and Registrant.  Reference is
           made to Exhibit 10.40 of Registrant's Report on Form 10-K
           for the year ended December 31, 1987, which exhibit is
           incorporated herein by reference.                              **

     10.40 Executive Loan Agreement dated August 8, 1988 between
           Edgar F. Cruft and Registrant.  Reference is made to
           Exhibit 10.26 of Registrant's Report on Form 10-K for the
           year ended December 31, 1988, which exhibit is incorporated
           herein by reference.                                           **

     10.41 Executive Loan Agreement dated December 31,
           1988 between Terence H. Lang and Registrant.
           Reference is made to Exhibit 10.27 of Registrant's
           Report on Form 10-K for the year ended December
           31, 1988, which exhibit is incorporated herein by
           reference.                                                     **

     10.42 Executive Loan Agreement dated September 19, 1989
           between Edgar F. Cruft and Registrant. Reference is
           made to Exhibit 10.17 of Registrant's Report on Form
           10-K for the year ended December 31, 1989, which
           exhibit is incorporated herein by reference.                   **

     10.43 Indemnification Agreement dated June 15,1990, between Registrant and Edgar F. Cruft, Terence
           H. Lang, Leonard Lichter, William W. Wilcox, Spitzer
           & Feldman P.C. and Ronald Offenkrantz.  Reference

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


           is made to Exhibit 10.56 of Registrant's Report on Form
           10-K for the year ended December 31, 1990, which
           exhibit is incorporated herein by reference.                   **

     10.44 Agreement between The Government of the Republic
           of Sierra Leone and Sierra Rutile Limited ("SRL"), dated
           November 3, 1989. Reference is made to Exhibit 10.4 of Registrant's Report on Form 10-K for the year ended
           December 31, 1989, which exhibit is incorporated herein by
           reference.                                                     **

     10.45 Agreement dated November 17, 1992 amending Fifth Amend-
           ment to and Restatement of the Financing Agreement and
           Second Amendment and Restatement of Credit between SRL
           and Export-Import Bank of the United States ("Eximbank"). Reference is made to Exhibit 10.5 of Registrant's Report on
           Form 10-K for the year ended December 31, 1992, which
           exhibit is incorporated herein by reference.                   **

     10.46 Fifth Amendment to and Restatement of the Financing Agree-
           ment dated as of November 24, 1986 between SRL and Eximbank. Reference is made to Exhibit 4.14 of Registrant's Report on
           Form 10-K for the year ended December 31, 1988, which exhibit
           is incorporated herein by reference.                           **

     10.47 Second Amendment and Restatement of Credit
           Agreement dated as of December 1, 1982 between
           SRL and Eximbank.  Reference is made to Exhibit
           10(e)B(v) of Registrant's Registration Statement on
           Form S-2 (33-00961), which exhibit is incorporated
           herein by reference.                                           **

     10.48 Letter Agreement dated October 12, 1993 between
           SRL and Eximbank.  Reference is made to Exhibit
           10.10 of Registrant's Report on Form 8-K dated
           November 17, 1993, which exhibit is incorporated
           herein by reference.                                           **

     10.49 Letter Agreement dated November 17, 1993 between
           SRL and Eximbank.  Reference is made to Exhibit
           10.11 of Registrant's Report on Form 8-K dated Nov-

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


           ember 17, 1993, which exhibit is incorporated herein
           by reference.                                                  **

     10.50 Loan Agreement dated August 6, 1992 between DEG
           - Deutsche Investitions - Und Entwicklungsgesell Schaft
           MBH ("DEG") and SRL.  Reference is made to Exhibit
           10.73 of Registrant's Report on Form 10-K for the year
           ended December 31, 1992, which exhibit is incorporated
           herein by reference.                                           **

     10.51 First Amendment dated November 20, 1992 to the Loan
           Agreement between DEG and SRL.  Reference in made to
           Exhibit 10.74 of Registrant's Report on Form 10-K for the
           year ended December 31, 1992, which exhibit is incorporated
           herein by reference.                                           **

     10.52 Amendatory Agreement dated November 17, 1993 between
           SRL and DEG.  Reference is made to Exhibit 10.12 of
           Registrant's Report on Form 8-K dated November 17, 1993,
           which exhibit is incorporated herein by reference.             **

     10.53 Investment Agreement dated June 30, 1992 between
           SRL and International Finance Corporation ("IFC").
           Reference is made to Exhibit 10.75 of Registrant's
           Report on Form 10-K for the year ended December 31,
           1992, which exhibit is incorporated herein by reference.       **

     10.54 Amendment No. 1 dated November 18, 1992 to Invest-
           ment Agreement between SRL and IFC.  Reference is
           made to Exhibit 10.76 of Registrant's Report on Form 10-K
           for the year ended December 31, 1992, which exhibit is
           incorporated herein by reference.                              **

     10.55 Amendatory Agreement dated November 17, 1993 bet-
           ween SRL and IFC.  Reference is made to Exhibit 10.9
           of Registrant's Report on Form 8-K dated November 17,
           1993, which exhibit is incorporated herein by reference.       **

     10.56 Loan Agreement dated January 24, 1992 between SRL and Commonwealth Development Corporation ("CDC").

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


           Reference is made to Exhibit 10.77 of Registrant's Report
           on Form 10-K for the year ended December 31, 1992,
           which exhibit is incorporated herein by reference.             **

     10.57 Amendment dated November 17, 1992 of the Loan Agree-
           ment between SRL and CDC.  Reference is made to Exhibit
           10.78 of Registrant's Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated herein by
           reference.                                                     **

     10.58 Amendatory Agreement dated November 5, 1993 between
           SRL and CDC. Reference is made to Exhibit 10.13 of Reg-istrant's Report on Form 8-K dated November 17, 1993,
           which exhibit is incorporated herein by reference.             **

     10.59 Waiver Letter dated October 22, 1993 from CDC to SRL.
           Reference is made to Exhibit 10.14 of Registrant's Report
           on Form 8-K dated November 17, 1993, which exhibit is
           incorporated herein by reference.                              **

     10.60 Finance Agreement dated August 11, 1992 between SRL
           and Overseas Private Investment Corporation ("OPIC").
           Reference is made to Exhibit 10.79 of Registrant's Report
           on Form 10-K for the year ended December 31, 1992, which
           exhibit is incorporated herein by reference.                   **

     10.61 First Amendment dated November 24, 1992 to Finance
           Agreement between SRL and OPIC.  Reference is made to
           Exhibit 10.80 of Registrant's Report on Form 10-K for the
           year ended December 31, 1992, which exhibit is incorporated
           herein by reference.                                           **

     10.62 Agreement of Wavier and Second Amendment to Finance
           Agreement dated as of September 21, 1993 between SRL
           and OPIC. Reference is made to Exhibit 10.6 of Registrant's Report on Form 8-K dated November 17, 1993, which exhibit is
           incorporated herein by reference.                              **

     10.63 Third Amendment to Finance Agreement dated as of November 17, 1993 between SRL and OPIC. Reference is made to Exhibit

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


           10.7 of Registrant's Report on Form 8-K dated November 17, 1993,
           which exhibit is incorporated herein by reference.             **

     10.64 Funding Agreement dated February 16, 1993 among SRL,
           OPIC and PNC Bank, National Association ("PNC").  Ref-
           erence is made to Exhibit 10.70 of Registrant's Report on Form 10-K for the year ended December 31, 1993, which exhibit is
           incorporated herein by reference.                              **

     10.65 First Amendment to Funding Agreement dated November 12,
           1993 among SRL, OPIC and PNC.  Reference is made to
           Exhibit 10.8 of Registrant's Report on Form 8-K dated November
           17, 1993, which exhibit is incorporated herein by reference.   **

     10.66 Debenture dated November 17, 1992 made by SRL in favor of CDC, DEG, Eximbank, IFC and OPIC.  Reference is made
           to Exhibit 10.81 of Registrant's Report on Form 10-K for the
           year ended December 31, 1992, which exhibit is incorporated
           herein by reference.                                           **

     10.67 Debenture dated November 17, 1992 made by SRL
           in favor of DEG, Eximbank, IFC, OPIC and CDC.
           Reference is made to Exhibit 10.85 of Registrant's
           Report on Form 10-K for the year ended December
           31, 1992, which exhibit is incorporated herein by reference.   **

     10.68 First Amendment and Restatement of Project Funds
           Agreement dated as of November 17, 1993 among Registrant, CRL, Holdings, SRL, CDC, DEG, Eximbank,
           IFC and OPIC. Reference is made to Exhibit 10.17 of Registrant's Report on Form 8-K dated November
           17, 1993, which exhibit is  incorporated herein by reference.  **

     10.69 Share Retention Agreement dated November 17, 1992
           among CDC, DEG, Eximbank, IFC and OPIC and Registrant,
           Nord Rutile Company and SRL.  Reference is made to Exhibit
           10.83 of Registrant's Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated herein by
           reference.                                                     **

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


     10.70 First Amendment to Share Retention Agreement dated as of
           November 17, 1993 among Registrant, NR Company, CRL,
           Holdings, CDC, DEG, IFC, OPIC and Eximbank.  Reference
           is made to Exhibit 10.18 of Registrant's Report on Form 8-K dated November 17, 1993, which exhibit is incorporated herein
           by reference.                                                  **

     10.71 Pledge Agreement dated November 17, 1992 between SRL and DEG, Eximbank, IFC, OPIC and CDC.  Reference is made
           to Exhibit 10.84 of Registrant's Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated herein
           by reference.                                                  **

     10.72 Cash Collateral Charge dated November 17, 1992 made by SRL in favor of DEG, Eximbank, IFC, OPIC and CDC.  Reference is made to Exhibit 10.86 of Registrant's Report on Form 10-K for
           the year ended December 31, 1992, which exhibit is incorporated
           herein by reference.                                           **

     10.73 Trust Deed between Standard Chartered Bank Sierra Leone
           Limited, Financing Institutions and SRL.  Reference is
           made to Exhibit 10.87 of Registrant's Report on Form 10-K
           for the year ended December 31, 1992, which exhibit is
           incorporated herein by reference.                              **

     10.74 Security Sharing and Intercreditor Agreement dated November
           17, 1992 among DEG, Eximbank, IFC, OPIC and CDC.
           Reference is made to Exhibit 10.88 of Registrant's Report on
           Form 10-K for the year ended December 31, 1992, which
           exhibit is incorporated herein by reference.                   **

     10.75 Security Agreement dated November 17, 1992 among SRL and DEG, Eximbank, IFC, OPIC and CDC.  Reference is
           made to Exhibit 10.90 of Registrant's Report on Form 10-K
           for the year ended December 31, 1992, which exhibit is
           incorporated herein by reference.                              **

     10.76 Subordination Agreement dated November 17, 1992 among
           DEG, Eximbank, IFC, OPIC and CDC and Registrant, Nord
           Rutile Corporation, Nord Rutile Company and SRL.  Reference

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


           is made to Exhibit 10.89 of Registrant's Report on Form 10-K for the year ended December 31, 1992, which exhibit is incor-
           porated herein by reference.                                   **

     10.77 First Amendment to Subordination Agreement dated as of
           November 17, 1993 among Registrant, NR Company, CRL,
           Holdings, CDC, DEG, IFC, OPIC and Eximbank.  Reference
           is made to Exhibit 10.19 of Registrant's Report on Form 8-K dated November 17, 1993, which exhibit is incorporated
           herein by reference.                                           **

     10.78 Arm's Length Agreement dated as of November 17, 1993 between CRL and SRL.  Reference is made to Exhibit 10.15
           of Registrant's Report on Form 8-K dated November 17,
           1993, which exhibit is incorporated herein by reference.       **

     10.79 First Amendment to Arm's Length Agreement dated as of
           November 17, 1993 between Registrant and SRL.  Reference
           is made to Exhibit 10.16 of Registrant's Report on Form 8-K dated November 17, 1993, which exhibit is incorporated herein
           by reference.                                                  **

     10.80 Joint Venture Agreement dated as of November 17,
           1993 among CRL, Registrant, NR Company and
           Holdings.  Reference is made to Exhibit 10.1 of
           Registrant's Report on Form 8-K dated November 17,
           1993, which exhibit is incorporated herein by reference.       **

     10.81 Marketing Agreement dated as of November 17,
           1993 among CRL, Registrant, NR Company, SRL,
           Holdings and TMMI.  Reference is made to Exhibit
           10.2 of Registrant's Report on Form 8-K dated November
           17, 1993, which exhibit is incorporated herein by
           reference.                                                     **

     10.82 U.S. Marketing Agreement dated as of November 17,
           1993 among CRL, Registrant, NR Company, SRL,
           Holdings and U.S. Partnership.  Reference is made to
           Exhibit 10.3 of Registrant's Report on Form 8-K dated November 17, 1993, which exhibit is incorporated herein

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


           by reference.                                                  **

     10.83 General Partnership Agreement dated as of November 17,
           1993 among CRL, CRL Delaware and Registrant.  Reference
           is made to Exhibit 10.4 of Registrant's Report on Form 8-K dated November 17, 1993, which exhibit is incorporated herein
           by reference.                                                  **

     10.84 Employment Agreement dated as of November 17, 1993
           between U.S. Partnership and Richard L. Steinberger.
           Reference is made to Exhibit 10.5 of Registrant's Report on
           Form 8-K dated November 17, 1993, which exhibit is incor-
           porated herein by reference.                                   **

     10.85 Amendment to Mining Lease dated September 17, 1991 from the Ministry of Mines of the Government of Sierra Leone. Reference is made to Exhibit 10.12 of Amendment No. 2 to Registrant's Report on Form S-3 dated July 20, 1993, which
           exhibit is incorporated herein by reference.                   **

     10.86 Agreement between Sierra Rutile Limited and the
           Government of Sierra Leone dated 3 January, 1995.             E-86

     10.87 Pledge Agreement dated February 4, 1993 among
           Registrant, Haythe & Curley and Rothschild Australia
           Limited.  Reference is made to Exhibit 10.1 of Amend-
           ment No. 2 to Registrant's Report on Form S-3 dated
           July 20, 1993, which exhibit is incorporated herein by
           reference.                                                     **

     10.88 Girilambone Facility Agreement among Nord Pacific
           Limited, Nord Gold Company Limited, Nord Resources
           (Pacific) Pty Ltd., Nord Australex Nominees Pty Ltd.
           and R & I Bank of Western Australia Ltd. dated January 12,
           1993. Reference is made to Exhibit 10.41 of Nord Pacific Limited's Form 10-K for the year ended December 31, 1992,
           which exhibit is incorporated herein by reference.             **

     10.89 Girilambone US$ Advance and Letter of Credit Facility
           Agreement among Nord Pacific Limited, Nord Resources

                                                                         PAGE
                                                                        NUMBER
                                                                        ------


           (Pacific) Pty Ltd., Nord Gold Company Limited, Nord
           Australex Nominees Pty Ltd. and Rothschild Australia
           Limited dated February 5, 1993.  Reference is made to
           Exhibit 10.42 of Nord Pacific Limited's Form 10-K for the
           year ended December 31, 1992, which exhibit is incorporated
           herein by reference.                                           **

     10.90 Commodity Swap Agreement between Nord Australex
           Nominees Pty Ltd. and R & I Bank of Western Australia
           Limited dated February 5, 1993.  Reference is made to
           Exhibit 10.43 of Nord Pacific Limited's Form 10-K for the
           year ended December 31, 1992, which exhibit is incorporated
           herein by reference.                                           **

     10.91 Commodity Options Agreement between Nord Australex
           Nominees Pty Ltd. and R & I Bank of Western Australia
           Ltd. dated February 5, 1993.  Reference is made to Exhibit
           10.44 of Nord Pacific Limited's Form 10-K for the year
           ended December 31, 1992, which exhibit is incorporated herein
           by reference.                                                  **

     10.92 Letter dated February 22, 1995 regarding Sierra Rutile Limited
           Development Bank Financing.                                   E-88

     10.93 Agreement and Fourth Amending Agreement dated March
           24, 1995 between Consolidated Rutile Limited and
           Registrant                                                    E-94



21.  SUBSIDIARIES OF REGISTRANT

                                    Jurisdiction in
          Name of Subsidiary       Which Incorporated
          ------------------       ------------------

          Sierra Rutile Limited    Sierra Leone,
                                   West Africa

          Nord Kaolin Company      Georgia

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

23.  CONSENTS OF EXPERTS AND COUNSEL

     23.1  Consent of Deloitte & Touche LLP                              E-97

     23.2  Consent of KPMG                                               E-98


27.  FINANCIAL DATA SCHEDULE                                             E-99


99.  ADDITIONAL EXHIBITS

     99.1  Independent Auditors' Report to the Board of
           Directors and Shareholders, Sierra Rutile Limited,
           April 3, 1995                                                 E-100

     99.2  Independent Auditors' Report to the Board of
           Directors and Shareholders, Sierra Rutile America
           Inc., April 3, 1995                                           E-101

     99.3  Independent Auditors' Report to the Board of
           Directors and Shareholders, Plainfield (Jersey) Limited,
           April 3, 1995                                                 E-102

     99.4  Independent Auditors' Report to the Board of
           Directors and Shareholders, Sierra Rutile Services
           Limited, April 3, 1995                                        E-103

     99.5  Independent Auditors' Report to the Board of
           Directors and Shareholders, Sierra Rutile Holdings
           Limited (BVI), April 3, 1995                                  E-104

     99.6  Independent Auditors' Report to the Board of
           Directors and Shareholders, TMMI Limited (BVI),
           April 3, 1995                                                 E-105

     99.7  Independent Auditors' Report to the Board of
           Directors and Shareholders, TMMI USA Marketing
           Partnership, April 3, 1995                                    E-106


** Indicates that the exhibit is incorporated by reference in this Annual Report on Form 10-K from a previous filing with the Commission.