Form 10-Q
period 1995-03-31
NORD RESOURCES CORP
filed 1995-05-19
CIK 72316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q
                                  ------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2
                       --------

                           Nord Resources Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    85-0212139
     -----------------------              ------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

8150 Washington Village Drive, Dayton Ohio                          45458
- ------------------------------------------                          -----
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (513) 433-6307
                                                   --------------

                                  Not Applicable
                -------------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report

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

Common shares outstanding as of March 31, 1995: 15,838,408

                           NORD RESOURCES CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                      PAGE
                                                                     NUMBER
                                                                     ------

PART I.   FINANCIAL INFORMATION:

     ITEM 1.   Condensed Financial Statements:

     Balance Sheets - March 31,
     1995 and December 31, 1994                                         1

     Statements of Operations - Quarters ended
     March 31, 1995 and 1994                                            2

     Statements of Cash Flows -
     Quarters ended March 31, 1995 and 1994                             3

     Notes to Condensed Financial Statements                           4-9

     ITEM 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                             10-13

PART II.  OTHER INFORMATION:

     ITEM 1.   Legal Proceedings                                        14

     ITEM 2-5. Inapplicable                                             14

     ITEM 6.   Exhibits and Reports on Form 8-K                         14

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS
                                     ------

                                                                      MARCH 31,                DECEMBER 31,
                                                                       1995                       1994
                                                                       ----                       ----
CURRENT ASSETS:
  Cash and Cash Equivalents                                            $  9,464                   $  8,946
  Restricted Cash - SRL                                                   2,945                      2,934
  Accounts Receivable                                                     7,997                      8,199
  Accounts Receivable - related party                                       106                      2,094
  Inventories - at lower of cost (first-in, first-out) or market:
    Finished and Semi-Finished                                            1,408                      1,342
    Supplies                                                              2,074                      1,736
                                                                       --------                   --------
                                                                          3,482                      3,078

  Prepaid Expenses                                                        2,356                      1,985
                                                                       --------                   --------

TOTAL CURRENT ASSETS                                                     26,350                     27,236

RESTRICTED CASH AND INVESTMENTS                                           2,766                      2,797

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                 7,936                      8,142

INVESTMENT IN RUTILE SEGMENT                                             60,871                     64,353

PROPERTY, PLANT AND EQUIPMENT, net                                       36,250                     36,804

OTHER ASSETS                                                              6,912                      6,783
                                                                        -------                    -------
                                                                      $ 141,085                  $ 146,115
                                                                      ---------                  ---------
                                                                      ---------                  ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                                                    $ 3,567                    $ 3,059
  Accounts Payable - related party                                      5,338                      4,310
  Accrued Expenses                                                      1,940                      2,444
  Obligations in Default                                               22,762                     23,234
  Current Maturities of Long-Term Debt                                    628                        644
                                                                       -------                     ------
TOTAL CURRENT LIABILITIES                                              34,235                     33,691

LONG-TERM DEBT                                                          4,576                      4,701

OTHER LONG-TERM LIABILITIES                                             5,947                      5,732

MINORITY INTEREST                                                       4,098                      4,457

STOCKHOLDERS' EQUITY:
  Common Stock                                                            158                        158
  Additional Paid-in Capital                                           58,137                     58,137
  Retained Earnings                                                    33,787                     39,092
  Cumulative Foreign Currency
   Translation Adjustment                                                 282                        282
  Minimum Pension Liability                                              (135)                      (135)
                                                                     ---------                  ---------
                                                                       92,229                     97,534
                                                                     ---------                  ---------
                                                                   $  141,085                 $  146,115
                                                                   -----------                -----------
                                                                   -----------                -----------


                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                                              QUARTERS ENDED
                                                                                  March 31
                                                                              --------------
                                                                              1995      1994
                                                                              ----      ----
REVENUES:
 Sales                                                                    $ 10,277   $ 17,316
 Other Revenues                                                                  9         31
                                                                             ------    -------

TOTAL REVENUES                                                              10,286     17,347

COSTS AND EXPENSES:
 Cost of Sales                                                              10,017     15,408
 Selling, General & Administrative Expenses                                  2,709     2,843
                                                                            -------    -------
TOTAL OPERATING COSTS & EXPENSES                                            12,726     18,251
                                                                           --------   --------

(LOSS) FROM OPERATIONS                                                      (2,440)      (904)

OTHER INCOME (EXPENSE)
  Interest Income                                                              132        234
  Interest Expense                                                            (147)      (476)
  Provision for Impairment of Investment in Rutile Segment                  (3,000)
  Litigation Recoveries                                                                    50
  Equity in Net Earnings (Loss) of Affiliate                                  (209)       414
  Minority Interest                                                            359        339
                                                                             ------     ------

TOTAL OTHER INCOME (EXPENSE)                                                (2,865)       561
                                                                           --------    -------

(LOSS) BEFORE INCOME TAX (EXPENSE)                                          (5,305)      (343)

INCOME TAX (EXPENSE)                                                                     (340)
                                                                             ------     ------

NET (LOSS)                                                               $  (5,305)    $ (683)
                                                                         ----------    -------
                                                                         ----------    -------

NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE                           $ (.33)    $ (.05)
                                                                            -------    -------
                                                                            -------    -------

AVERAGE SHARES                                                               15,838     15,140
                                                                             ------     -------
                                                                             ------     ------









                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                             CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                 (In Thousands)

                                                                              QUARTERS ENDED
                                                                                 MARCH 31
                                                                            -----------------
                                                                           1995         1994
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)
     Rutile                                                             $            $   948
     Domestic                                                            (5,305)      (1,631)
  Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
     Changes in Assets and Liabilities:
        Rutile                                                                          (300)
        Domestic                                                          2,663          387

     Minority Interest - Domestic                                          (359)        (339)
     Depreciation, depletion and amortization:
        Rutile                                                                         1,510
        Domestic                                                            916          995
     Provision for Impairment - Investment in SRL                         3,000
     Other Non-Cash Items:
        Rutile                                                                            73
        Domestic                                                            209         (414)
                                                                          ------       ------

Net Cash Provided By Operating Activities                                 1,124        1,229
                                                                          ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures:
     Rutile                                                                           (2,370)
     Domestic                                                              (218)         (33)
  Additions to Other Assets:
     Rutile                                                                              (27)
     Domestic                                                              (274)        (217)
  Increase in Investments in and Advances to Affiliates - Domestic           (3)        (244)
                                                                          ------       ------

Net Cash (Used In) Investing Activities                                    (495)      (2,891)
                                                                          ------      -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Indebtedness:
      Rutile                                                                            (416)
     Domestic                                                              (142)        (157)
  Restricted Cash and Investments:
     Rutile                                                                              226
     Domestic                                                                31          307
                                                                          ------       ------

Net Cash (Used In) Financing Activities                                    (111)        (40)
                                                                          ------       ------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                518       (1,702)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                                       8,946      20,555
                                                                          ------     --------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                                           $ 9,464     $18,853
                                                                         -------     --------
                                                                         -------     --------

                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     QUARTERS ENDED MARCH 31, 1995 AND 1994

1.   FINANCIAL STATEMENTS

     The balance sheet at December 31, 1994 is condensed financial information taken from the financial statements, which are audited, but the independent auditors report included a disclaimer of opinion for an uncertainty relating to the ability of the Company to continue as a going concern. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments except for the $3 million provision for impairment recorded against the Company's investment in SRL, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first quarter of 1995 are not necessarily indicative of the results that may be expected for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders.


2.   ACCOUNTING POLICIES

     On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

     The financial statements include the accounts of Nord Resources Corporation, its majority-owned subsidiaries and its 50% interest in a rutile mining operation ("SRL")(the "Company"). As a result of the situation described in Note 3, the Company's 50% investment in SRL is carried at the cost basis of accounting (which includes original cost plus undistributed earnings through December 31, 1994, except for certain SRL indebtedness with effective recourse to the Company, which is reported as a separate liability, and related restricted cash) in the balance sheets. All significant intercompany transactions and balances are eliminated.

     The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not contain any adjustments that might be necessary should the Company be unable to continue as a going concern.

     Investment in 20% to 40%-owned affiliates and joint ventures and in affiliates or joint ventures in which the Company's investment may temporarily be in excess of 40% are carried using the equity method.


3.   INVESTMENT IN RUTILE SEGMENT

     Prior to December 31, 1994, the Company proportionately consolidated its share of the assets, liabilities and operations of SRL. As of December 31, 1994, the Company adopted the cost basis of accounting because the Company no longer controlled SRL's operations in Sierra Leone, Africa following an attack by non-government forces and the subsequent suspension of mining operations in January 1995. The statements of operations and cash flows include the Company's proportionate share of operations of SRL for the first quarter of 1994. The Company intends to resume proportional consolidation when it regains control of the mine.

     There continues to be considerable uncertainty surrounding the future of SRL in Sierra Leone, given the continuing civil unrest and uncertain political environment. Management of SRL intends to resume operations upon restoration of political stability in Sierra Leone, but at the present time it is not possible to estimate when this might be achieved or the extent of damage and deterioration to SRL's facilities which might occur during the period of suspension of operations. While the security situation in Sierra Leone has not improved to allow SRL personnel to perform an on-site inspection of the mine facilities, SRL has received reports from various sources, believed to be reliable, which would indicate that a loss in value of certain assets has occurred. The Company has evaluated the available information which has been provided by SRL management and as of March 31, 1995 has recorded an impairment of $3.0 million on its investment in SRL. The impairment recorded by the Company is based on reports currently available; however, the actual amount of impairment could exceed this once an on-site inspection is performed or if SRL is further delayed in its efforts to regain control of the minesite. The impairment does not include any accrual for start-up costs which SRL is likely to incur to reestablish its operations in Sierra Leone. The extent of the potential loss which SRL may have incurred is not estimateable at this time. The Company has an insurance policy to cover risk of loss due to damage to SRL's property resulting from political violence, with a policy limit of $15.7 million. The Company has not yet made a claim under this policy but intends to make a claim once more information relative to the status of SRL's assets becomes available. The Company cannot estimate the amount or timing of recoveries which may ultimately be available from this policy nor if the amount of recoveries, if received, would be sufficient to fund all of the Company's portion of cash required by SRL.

     Summarized financial data for the Company's 50% share of SRL's operations are as follows:


                                                        Quarters Ended
                                                          March 31,
                                                        --------------
                                                       1995          1994
                                                       ----          ----
                                                         (in thousands)
     Revenues                                        $1,474         $7,622
     Less Costs and Expenses:
      Cost of Sales                                   1,632          5,956
      Selling, General and Administrative               281            179
      Costs Incurred Since Mine Shutdown              3,090
      Provision for Impairment                        3,000
      Other Expense                                     307            199
      Income Tax Expense                                 58            340
                                                     ------         ------

    Net Income (Loss)                               $(6,894)       $   948
                                                    --------       --------
                                                    --------       --------

     Since the Company began accounting for its investment in SRL on the cost basis as of December 31, 1994, it will not recognize its share of SRL's results in its statement of operations, beginning in 1995. During the quarter ended March 31, 1995, the Company recorded an impairment of $3 million on its investment in SRL. The Company's statement of operations for 1994 includes SRL's results as noted above. Costs incurred since mine shutdown are comprised of all operating costs since the mine was shutdown including the costs of security, evacuation of minesite personnel and their subsequent severance costs. When the Company is able to resume proportional consolidation of the rutile segment, it is likely to record a provision to adjust its investment to a current value, the amount of which is not determinable at this time.


4.   MINORITY INTEREST

     The minority investor in Norplex, Inc. (`Norplex'), which owns 100% of NKC, has an option to purchase an additional 31% interest in Norplex from the Company at a price which increases from $27,000,000 during 1995 to $36,000,000 during 1997, after which it expires if unexercised. Under this option, the price received by the Company would be reduced by an amount, determined at exercise date, equal to the cumulative amount of temporary tax differences of Norplex plus operating losses used by the Company multiplied by Norplex's marginal tax rate and the percentage of Norplex owned by the investor after exercise. This amount is estimated to be $5,066,000 at December 31, 1994, if the investor had exercised the 31% option at that date.





     Related party transactions with the minority investor in Norplex include the following (in thousands):


                                              Quarters Ended
                                                March 31,
                                              --------------
                                             1995       1994
                                             ----       ----
          Sales                                       $2,433

          Raw material purchases          $3,536      $2,674



5.   INDEBTEDNESS

     As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders agreed through May 15, 1995 to forebear from accelerating payment of the loans to allow SRL to assess the situation in Sierra Leone. SRL has held discussions with these lenders regarding an extension of this forebearance period beyond May 15, 1995. No extension has been agreed upon; however, further discussions are anticipated regarding terms for a further period of forebearance with respect to the loan obligations. If the lenders request acceleration of payment of the indebtedness by SRL, funds for which are required to be provided by the Company and the other 50% owner of SRL, the Company will likely have to seek additional funds, if available, from as yet undetermined sources, as the Company does not presently have funds necessary to repay its share of the SRL indebtedness. As of March 31, 1995 and December 31, 1994, all debt in default has been classified in the balance sheet as a current liability.

     Payments under lease agreements at NKC are guaranteed by the Company.
     Under the terms of the guaranty, the Company is required to maintain minimum levels of tangible net worth compared to total liabilities and of cash flow relative to current maturities of long-term debt. The Company's ability to comply with the financial covenants will more than likely be adversely impacted by the
     suspension of SRL's operations.   Should the Company fail to comply with
     the covenants or provide a letter of credit as noted below, the lessors would have certain rights under the lease including the ability to require liquidating damages ($16.3 million at March 31, 1995) and could also elect to retain ownership of the leased equipment. If a default occurs, the Company would initiate discussions with the lessors to seek appropriate modifications of the lease terms. However, the Company cannot determine the willingness of the lessors to agree to any modifications, if necessary, on terms which would be acceptable to the Company. The Company is in compliance with these covenants at March 31, 1995. If a covenant violation occurs, the Company has the right through September 11, 1995 to cure a default by securing a letter of credit, within 30 days of the event of default, in the name of the lessors which, at March 31, 1995 would have been in the amount of $20.5 million. The lease agreements also place restrictions on the amount of cash which NKC may transfer to its owners and limitations on the repayment of advances previously made by the Company to NKC.

     The Company did not require any additional borrowings and repaid $142,000 of debt during the first quarter of 1995.


6.   INCOME TAX

     Income tax expense consists of the following:

                                                       Quarter Ended
                                                       March 31, 1994
                                                       --------------
                                                       (In Thousands)
     Foreign:
        Currently payable                                    $ 272
        Long-term deferred (benefit)                            68
                                                              ----
        Total                                                $ 340
                                                             -----
                                                             -----

     No tax benefit has been recorded for the operating losses in 1995.



7.   NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net (loss) per common share and common equivalent share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common share equivalents when applicable.

8.   EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE


     The Company has a 35% interest in Nord Pacific Limited at March 31, 1995 (47% until February 15, 1994). Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:


                                         Quarters Ended
                                           March 31,
                                      --------------------
                                         (In Thousands)
                                       1995           1994
                                       ----           ----
     Revenues                       $ 3,191        $ 3,369
     Costs and Expenses              (3,082)        (3,070)
     Gain (Loss) on Foreign
       Currency Contracts              (798)           764
                                    --------      ---------
     Net Earnings (Loss)            $  (689)        $1,063
                                    --------      ---------
                                    --------      ---------

     The Company's share of the net earnings (loss) for the quarter ended March 31, 1995 and 1994 was $(243,000) and $385,000, respectively.


9.   LITIGATION

     The Company has reached settlements with all principal defendants in SRL's action against those allegedly responsible for certain allegedly improper and fraudulent transactions against SRL, except for one remaining defendant and certain related parties thereto. The settling defendants have agreed to pay $7.85 million to the Company, of which $6.6 million has already been collected and recognized as revenue. The financial statements of the Company for the quarter ended March 31, 1994 include $50,000 of other revenue in connection with these settlements. The remainder of the settlements will be included in earnings upon perfection of collateral or assurance of collectibility.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


Cash increased from $8.9 million at December 31, 1994 to $9.5 million at March 31, 1995. The Company's operating activities provided $1.1 million in cash during the first quarter of 1995. Cash of $492,000 was used for additions to property, plant and equipment and other assets and $142,000 was used to repay indebtedness.

The Company's cash flow from operating activities for the first quarter of 1995 benefitted from the receipt of $2.0 million as the final payment relating to the sale of 50% of SRL. The Company anticipates that its operations will utilize cash in 1995, which will require use of a portion of the Company's available cash balances, until such time as the Company's kaolin operation is able to generate operating cash flow to fund its operations and to repay funds previously advanced by the Company.

Due to civil disturbances in Sierra Leone, the Company's rutile mining operation was suspended in January 1995 and as a result SRL is not in compliance with certain financial and operational covenants under its financing agreements at March 31, 1995. The lenders agreed to forbear through May 15, 1995 from calling a default and accelerating payment of indebtedness, to enable SRL to assess the situation in Sierra Leone. SRL has held discussions with these lenders regarding an extension of this forebearance period beyond May 15,1995. No extension has been agreed upon; however, further discussions are anticipated regarding terms for a further period of forebearance with respect to the loan obligations. If the lenders request acceleration of payment of the indebtedness by SRL, funds for which are required to be provided by the Company and the other 50% owner of SRL, the Company will likely have to seek additional funds, if available, from as yet undetermined sources. At March 31, 1995, the Company's share of SRL's debt outstanding is $22.8 million, which is partially secured by $2.9 million required to be carried by SRL in a restricted cash account.

The Company may not have an adequate amount of funds currently available to repay its share of SRL's debt if payment is demanded by the lenders or to sustain SRL, including funds required to reestablish its operations. As a result, it may need to seek funds through additional financing or from other undetermined sources. One source of funds which may be available to the Company is proceeds from foreign political risk insurance policies. One policy provides up to $15.7 million of insurance to the Company for loss of property due to political violence. However, the amount of recoveries, if any, is not yet determinable and may not be sufficient to fund all of the Company's portion of cash required by SRL. The Company is unable to determine the amount of funds which could be required by SRL or if adequate funds will be available from the above or other undetermined sources on conditions acceptable to the Company.

Payments under lease agreements at NKC are guaranteed by the Company. Under the terms of the guaranty, the Company is required to maintain minimum levels of tangible net worth compared to total liabilities and of cash flow relative to current maturities of long-term debt. The Company's ability to comply with the financial covenants will more than likely be adversely impacted by the
suspension of SRL's operations.   Should the Company fail to comply with the
covenants or provide a letter of credit as noted below, the lessors would have certain rights under the lease including the ability to require liquidating damages ($16.3 million at March 31, 1995) and could also elect to retain ownership of the leased equipment. If a default occurs, the Company would initiate discussions with the lessors to seek appropriate modifications of the lease terms. However, the Company cannot determine the willingness of the lessors to agree to any modifications, if necessary, on terms which would be acceptable to the Company. The Company is in compliance with these covenants at March 31, 1995. If a covenant violation occurs, the Company has the right through September 11, 1995 to cure a default by securing a letter of credit, within 30 days of the event of default, in the name of the lessors which, at March 31, 1995 would have been in the amount of $20.5 million. The lease agreements also place restrictions on the amount of cash which NKC may transfer to its owners and limitations on the repayment of advances previously made by the Company to NKC.


RESULTS OF OPERATIONS


Net loss for the quarters ended March 31, 1995 and 1994 was $5.3 million and $683,000, respectively. Since the Company has adopted the cost basis of accounting for its investment in the rutile segment, the results for 1995 do not include any amounts relating to its operations; however, the Company has recorded a $3.0 million impairment against its investment in the rutile segment in 1995. The Company's share of the net earnings from the rutile segment was
$948,000 for the first quarter of 1994.   Sales volume at the kaolin segment
improved in 1995 compared to 1994 but, as a result of the mix of products sold, its operating loss in 1995 was comparable to that reported in 1994. The Company recorded $209,000 as its share of loss from Nord Pacific for the first quarter of 1995 compared to earnings of $414,000 for the first quarter of 1994.
Interest expense decreased by $330,000 in the first quarter of 1995 compared to the same period in 1994 as no amounts relating to SRL operations are recorded in the first quarter of 1995. The rutile segment reported $280,000 of interest
expense in the first quarter of 1994.   The Company has no foreign tax provision
in the first quarter of 1995 while income taxes of $340,000 were provided on foreign earnings in 1994.

An analysis of the changes in revenues, cost of sales and operating earnings (before interest and income taxes) on a segment basis is contained below.

                                     RUTILE


At December 31, 1994 the Company began accounting for its investment in the rutile segment on the cost basis due to the forced suspension of mining operations in Sierra Leone. Therefore, there are no operating results to report for this segment in 1995. The amounts disclosed below for the first quarter of 1994 reflect the Company's 50% ownership of the rutile segment. Revenues during this period were $7.7 million, cost of sales as a percentage of sales was 78% and operating earnings from this segment were $1.6 million.


                                     KAOLIN


Revenues increased to $10.2 million in the quarter ended March 31, 1995 compared to $9.6 million during the same period of 1994. Revenues for the quarter ended March 31, 1995 and 1994 include $7.6 million and $6.5 million, respectively, from sales of the Company's Norplex - Registered Trademark - and Norcal - Registered Trademark - products. During the first quarter of 1995, revenues from Norplex - Registered Trademark - increased by 40% compared to 1994 as tons sold increased and average selling prices increased by 16% due to the mix of products sold. Sales of Norcal - Registered Trademark - products decreased to 3,700 tons in 1995 compared to 6,200 tons sold in 1994 at average prices approximately the same as those received in 1994. Sales of conventional products decreased by 15% in 1995, at prices slightly lower than those received in 1994.


Cost of sales as a percentage of sales was 97% for the first quarter of 1995 compared to 98% for the same period in 1994, due primarily to the aforementioned increase in sales revenue and the mix of products sold.

An operating loss of $1,212,000 was incurred during the first quarter of 1995 compared to $1,248,000 during the same period of 1994. While revenues from the Company's Norplex - Registered Trademark - line of products increased in the first quarter of 1995 compared to 1994, lower sales volume of the Company's Norcal - Registered Trademark - and conventional products resulted in the 1995 operating loss being comparable to that of 1994. Although this segment has incurred operating losses during the past few years, the Company anticipates that continued improvement in new product sales volume and product mix will have a favorable impact on gross margin and operating results in future periods.

NKC has incurred annual operating losses beginning in 1989 due primarily to the costs associated with development and market introduction of its Norplex - Registered Trademark - products and a longer than anticipated new product introduction period. In addition, in the early 1990's lower demand and prices for certain of its products as a result of the recession contributed to NKC's operating losses. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its fixed and variable costs of production during this period. This situation has improved during 1994 and 1995 and the sales volume and prices of Norplex - Registered Trademark - and Norcal - Registered Trademark - products have reached levels sufficient to recover the fixed and variable production costs and to begin to fund the selling, general and administrative costs of NKC. However, until the level of Norplex - Registered Trademark - sales volume and prices improve, NKC expects to continue to experience operating losses. The Company cannot precisely estimate when or if adequate sales levels of Norplex - Registered Trademark - products will be achieved or the level of operating losses which will be incurred during the future periods. Based upon recent conversions of customers to the Norplex - Registered Trademark - products and probable future testing and conversion at a number of different customer locations, the Company believes the above noted improvement in sales levels and operating results is likely to occur.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company's Form 10-K for the fiscal year ended December 31, 1994 ("Form 10-K") describes (i) an Arbitration award in favor of Sierra Rutile Limited ("SRL"), a 50% affiliate of the Company, against Brinc, Ltd., formerly known as Bomar Resources, Inc., (ii) a proceeding in the United States District Court for the Southern District of New York captioned SIERRA RUTILE LIMITED v. BOMAR RESOURCES, INC., 90 Civ. 835, in which arbitration of SRL's disputes with Brinc were compelled and (iii) an action in the United States District Court for the Southern District of New York captioned SIERRA RUTILE LIMITED v. SHIMON Y. KATZ, ET AL., 90 Civ. 4913 (JFK). No material changes have occurred with respect to the Arbitration award or any of the proceedings disclosed in the Form 10-K, except that in the SRL Lawsuit, the application filed by one of the defendants seeking to void or modify the terms of SRL's October 1992 settlement with several other defendants was denied by the District Judge.

ITEMS 2-5.

Inapplicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K.

     Exhibit No.        Description
     -----------        -----------
          27           Financial Data Schedule

(b) The Company filed a report on Form 8-K dated January 20, 1995 reporting a military attack from non-government forces on the Company's 50% owned rutile mining operation located in Sierra Leone and the subsequent suspension of mining operations.

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



DATE:  May 16, 1995