Form 10-Q
period 1995-06-30
NORD RESOURCES CORP
filed 1995-08-14
CIK 72316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q
                                  ------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1995
                               -------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2
                       --------


                           NORD RESOURCES CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                          85-0212139
        ----------------                   -----------------
     (State or other jurisdiction      (I.R.S. Employer Identification No.)
     of incorporation or organization)

8150 WASHINGTON VILLAGE DRIVE, DAYTON OHIO                    45458
------------------------------------------                    -----
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (513) 433-6307
                                                   --------------
                                 Not Applicable
                      -------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X    NO

Common shares outstanding as of June 30, 1995: 15,838,408

-------------------------------------------------------------------------------

                           NORD RESOURCES CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


                                                                         PAGE
                                                                        NUMBER
                                                                        ------


PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Condensed Financial Statements:

         Balance Sheets - June 30, 1995
         and December 31, 1994                                             1

         Statements of Operations - Quarter and Two
           Quarters ended June 30, 1995 and 1994                           2

         Statements of Cash Flows -
           Quarter and Two Quarters ended
           June 30, 1995 and 1994                                          3

         Notes to Condensed Financial Statements                          4-10

         ITEM 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                             11-14

PART II.  OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                        15

         ITEM 2-5.  Inapplicable                                           15

         ITEM 6.  Exhibits and Reports on Form 8-K                         15

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                     ASSETS
                                     ------





                                                                              JUNE 30,      DECEMBER 31,
                                                                                1995            1994
                                                                               ------         ------
CURRENT ASSETS:
  Cash and Cash Equivalents                                                  $  8,460       $  8,946
  Restricted Cash and Investments:
     Rutile                                                                     2,814          2,934
     Domestic                                                                     300
  Accounts Receivable                                                           6,625          8,199
  Accounts Receivable - related party                                              21          2,094
  Inventories - at lower of cost (first-in, first-out) or market:
    Finished and Semi-Finished                                                  1,184          1,342
    Supplies                                                                    1,628          1,736
                                                                               ------         ------
                                                                                2,812          3,078

  Prepaid Expenses                                                              2,423          1,985
                                                                               ------         ------

TOTAL CURRENT ASSETS                                                           23,455         27,236

RESTRICTED CASH AND INVESTMENTS                                                 2,505          2,797

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                       8,391          8,142

INVESTMENT IN RUTILE SEGMENT                                                   61,002         64,353

PROPERTY, PLANT AND EQUIPMENT, net                                             35,616         36,804

OTHER ASSETS                                                                    7,027          6,783
                                                                              -------        -------
                                                                            $ 137,996      $ 146,115
                                                                            ---------      ---------
                                                                            ---------      ---------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     -----------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                                            $ 2,631        $ 3,059
  Accounts Payable - related party                                              4,846          4,310
  Accrued Expenses                                                              2,087          2,444
  Obligations in Default:
         Rutile                                                                22,762         23,234
         Domestic                                                               3,157
  Current Maturities of Long-Term Debt                                            217            644
                                                                              -------        -------

TOTAL CURRENT LIABILITIES                                                      35,700         33,691

LONG-TERM DEBT                                                                  1,710          4,701

OTHER LONG-TERM LIABILITIES                                                     6,162          5,732

MINORITY INTEREST                                                               3,661          4,457

STOCKHOLDERS' EQUITY:
  Common Stock                                                                    158            158
  Additional Paid-in Capital                                                   58,137         58,137
  Retained Earnings                                                            32,321         39,092
  Cumulative Foreign Currency
   Translation Adjustment                                                         282            282
  Minimum Pension Liability                                                      (135)          (135)
                                                                              -------        -------
                                                                               90,763         97,534
                                                                              -------        -------
                                                                            $ 137,996      $ 146,115
                                                                            ---------      ---------
                                                                            ---------      ---------


                   See notes to condensed financial statements
                                        1

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)





                                                    QUARTER ENDED                TWO QUARTERS ENDED
                                                       JUNE 30                        JUNE 30
                                                 ----------------------         ---------------------
                                                   1995           1994           1995           1994
                                                   ----           ----           ----           ----
REVENUES:
 Sales                                          $ 9,857       $ 15,770       $ 20,134       $ 33,086
 Other Revenues                                                    205              9            236
                                                  -----         ------         ------          -----

TOTAL REVENUES                                    9,857         15,975         20,143         33,322

COSTS AND EXPENSES:
 Cost of Sales                                    9,841         14,271         19,857         29,679
 Selling, General & Administrative
   Expenses                                       2,780          2,762          5,490          5,605
                                                 ------         ------         ------         ------
TOTAL OPERATING COSTS & EXPENSES                 12,621         17,033         25,347         35,284
                                                 ------         ------         ------         ------

(LOSS) FROM OPERATIONS                           (2,764)        (1,058)        (5,204)        (1,962)

OTHER INCOME (EXPENSE):
  Interest Income                                   205             50            336            283
  Interest Expense                                 (198)          (435)          (345)          (911)
  Provision for Impairment of Investment in
     Rutile Segment                                                            (3,000)
  Litigation Recoveries                             400            500            400            550
  Equity in Net Earnings of Affiliate               454            523            245            938
  Minority Interest                                 437            301            797            640
                                                 ------         ------         ------
TOTAL OTHER INCOME (EXPENSE)                      1,298            939         (1,567)         1,500
                                                 ------         ------         ------        -------

(LOSS) BEFORE INCOME TAX (EXPENSE)               (1,466)          (119)        (6,771)          (462)

INCOME TAX (EXPENSE)                                              (203)                         (543)
                                                 ------         ------         ------        -------

NET (LOSS)                                     $ (1,466)       $  (322)      $ (6,771)      $ (1,005)
                                                 ------         ------         ------        -------
                                                 ------         ------         ------        -------

NET (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                               $ (.09)        $ (.02)       $  (.43)       $  (.07)
                                                 ------         ------         ------        -------
                                                 ------         ------         ------        -------

AVERAGE SHARES                                   15,838         15,140         15,838         15,140
                                                 ------         ------         ------        -------
                                                 ------         ------         ------        -------

                   See notes to condensed financial statements
                                        2

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                             CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                 (In Thousands)


                                                                             TWO QUARTERS ENDED
                                                                                   JUNE 30
                                                                             -------------------
                                                                           1995               1994
                                                                          ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)
     Rutile                                                              $                   $ 1,519
     Domestic                                                             (6,771)             (2,524)
  Adjustments to reconcile Net Income (Loss) to
           net cash provided by operating activities:
     Changes in Assets and Liabilities:
        Rutile                                                                                (2,963)
        Domestic                                                           3,649                (105)

     Minority Interest - Domestic                                           (797)               (639)
     Depreciation, Depletion and amortization:
        Rutile                                                                                 2,071
        Domestic                                                           1,866               3,275
     Provision for Impairment - Investment in SRL                          3,000
     Other Non-Cash Items:
        Rutile                                                                                    95
        Domestic                                                            (238)               (938)
                                                                           ------              ------

Net Cash Provided By (Used In) Operating Activities                          709                (209)
                                                                           ------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures:
     Rutile                                                                                   (5,539)
     Domestic                                                               (357)               (128)
  Increase (decrease) in Other Assets:
     Rutile                                                                                      201
     Domestic                                                               (565)               (471)
  Increase in Investments in and Advances to Affiliates - Domestic            (4)               (101)
                                                                           ------              ------

Net Cash (Used In) Investing Activities                                     (926)             (6,038)
                                                                           ------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Indebtedness:
     Rutile                                                                                   (1,831)
     Domestic                                                               (262)               (267)
  Restricted Cash and Investments:
     Rutile                                                                                      697
     Domestic                                                                 (7)               (158)
                                                                           ------              ------

Net Cash (Used In) Financing Activities                                     (269)             (1,559)
                                                                          -------             -------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                (486)             (7,806)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                                       8,946              20,555
                                                                          ------             -------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                                           $ 8,460             $12,749
                                                                         -------             -------
                                                                         -------             -------



                   See notes to condensed financial statements
                                        3

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTERS ENDED JUNE 30, 1995 AND 1994

1.   FINANCIAL STATEMENTS
     --------------------

     The balance sheet at December 31, 1994 is condensed financial information taken from the financial statements, which are audited, but the independent auditors' report included a disclaimer of opinion for an uncertainty relating to the ability of the Company to continue as a going concern. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments except for the $3 million provision for impairment recorded against the Company's investment in SRL, necessary to present fairly the financial position and results of operations for the interim periods presented have been made.
     The results shown for the first two quarters of 1995 are not necessarily indicative of the results that may be expected for the entire year.

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


3.   INVESTMENT IN RUTILE SEGMENT
     ----------------------------

     Prior to December 31, 1994, the Company proportionately consolidated its share of the assets, liabilities and operations of SRL. As of December 31, 1994, the Company adopted the cost basis of accounting because the Company no longer controlled SRL's operations in Sierra Leone, Africa following an attack by non-government forces and the subsequent suspension of mining operations in January 1995. The statements of operations and cash flows include the Company's proportionate share of operations of SRL for the first two quarters of 1994. The Company intends to resume proportional consolidation when it regains control of the mine.

     There continues to be considerable uncertainty surrounding the future of SRL in Sierra Leone, given the continuing civil unrest and uncertain political environment. At the present time it is not possible to estimate when resumption of operations might be achieved or the extent of damage and deterioration to SRL's facilities which might occur during the period of suspension of operations. While the security situation in Sierra Leone has not improved to allow SRL personnel to perform an on-site inspection of the mine facilities, SRL has received reports from various sources, believed to be reliable, which would indicate that a loss in value of certain assets has occurred. The Company has evaluated the available information which has been provided by SRL management and has recorded an impairment of $3.0 million on its investment in SRL. The impairment recorded by the Company is based on reports currently available; however, the actual amount of impairment could exceed this once an on-site inspection is performed or if SRL is further delayed in its efforts to regain control of the minesite. The impairment does not include any accrual for start-up costs which SRL is likely to incur to reestablish its operations in Sierra Leone. The extent of the potential loss which SRL may have incurred is not estimable at this time. The Company has an insurance policy to cover risk of loss due to damage to SRL's property resulting from political violence, with a policy limit of $15.7 million. The Company has provided the required notice to the insurance carrier and intends to file its claim. The Company cannot estimate the amount or timing of recoveries which may ultimately be available from this policy nor if the amount of recoveries, if received, would be sufficient to fund all of the Company's portion of cash required by SRL.

     Summarized financial data for the Company's 50% share of SRL'S operations are as follows:

                                                    Two Quarters
                                                       Ended
                                                      June 30,
                                                    ------------
                                                  1995         1994
                                                  ----         ----
                                                  (in thousands)
     REVENUES                                   $1,939     $12,738
     Less Costs and Expenses:
       Cost of Sales                             1,527       9,890
       Selling, General and Administrative         306         255
       Costs Incurred Since Mine Shutdown        4,469
       Provision for Impairment                  3,000
       Other Expense                               751         531
       Income Tax Expense                           78         543
                                               -------      ------
     Net Income (Loss)                        $ (8,192)    $ 1,519
                                              --------     -------
                                              --------     -------


     Since the Company began accounting for its investment in SRL on the cost basis as of December 31, 1994, it will not recognize its share of SRL's results in its statement of operations, beginning in 1995. However, during the two quarters ended June 30, 1995, the Company recorded an impairment of $3 million on its investment in SRL. Costs incurred since mine shutdown are comprised of all operating costs since the mine shutdown including the costs of security, evacuation of minesite personnel and subsequent severance costs. When the Company is able to resume proportional consolidation of the rutile segment, it is likely to record a provision to adjust its investment to a current value, the amount of which is not determinable at this time. The Company's statement of operations for 1994 includes SRL's results as noted above.


4.   MINORITY INTEREST
     -----------------

     The minority investor in Norplex, Inc. ("Norplex"), which owns 100% of Nord Kaolin Company ("NKC"), has an option to purchase an additional 31% interest in Norplex from the Company at a price which increases from $31,000,000 during 1995 to $36,000,000 during 1997, after which it expires if unexercised. Under this option, the price received by the Company would be reduced by an amount, determined at exercise date, equal to the cumulative amount of temporary tax differences of

     Norplex plus operating losses used by the Company multiplied by Norplex's marginal tax rate and the percentage of Norplex owned by the investor after exercise. This amount is estimated to be $5,066,000 at December 31, 1994, if the investor had exercised the 31% option at that date.

     Related party transactions with the minority investor in Norplex include the following (in thousands):



                                     Two Quarters
                                         Ended
                                        June 30,
                                    --------------
                                    1995      1994
                                    ----      ----

       Sales                                 $3,381

       Raw material purchases      $5,936    $5,880


5.   INDEBTEDNESS
     ------------

     As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders agreed through May 15, 1995 to forebear from accelerating payment of the loans to allow SRL to assess the situation in Sierra Leone. SRL has held discussions with these lenders regarding an extension of this forebearance period beyond May 15, 1995. No extension has been agreed upon and the lenders have not accelerated the loan obligations. Further discussions are anticipated regarding terms for a further period of forebearance with respect to the loan obligations. If the lenders request acceleration of payment of the indebtedness by SRL, funds for which are required to be provided by the Company and the other 50% owner of SRL, the Company will likely have to seek additional funds, if available, from as yet undetermined sources, as the Company does not presently have funds necessary to repay its share of the SRL indebtedness. As of June 30, 1995 and December 31, 1994, 50% of all SRL debt in default has been classified as an Obligation in Default and a current liability in the Condensed Balance Sheet.

     The Company did not require any additional borrowings and repaid $262,000 of debt during the first two quarters of 1995.

6.   LEASES
     ------

     NKC entered into lease agreements under which $22.6 million of equipment has been provided to NKC. Payments under the leases are guaranteed by the Company. Under the terms of the guaranty, the company is required to maintain minimum levels of (1) tangible net worth compared to total liabilities and (2) cash flow relative to current maturities of long-term debt. The lease agreements also place restrictions on the amount of cash which NKC may transfer to the company and limit repayment of advances previously made by the Company to NKC. The Company's ability to comply with the above covenants has been adversely impacted by the suspension of SRL'S operations and the Company is not in compliance with the cash flow covenant at June 30, 1995. As a result of the covenant violation, the lessors have certain rights under the lease including the ability to require payment of liquidated damages of $15.7 million including the $3.7 million noted below, and could elect to terminate the leases, take
     possession of and retain ownership of the equipment.   The Company is
     seeking a waiver or modification of the covenant but cannot determine the willingness of the lessors to agree to any waiver or modification on terms which would be acceptable to the Company.

     Certain of the leases have been considered capital leases under generally accepted accounting principles and, accordingly, an asset has been recognized by NKC, along with corresponding indebtedness. At June 30, 1995 the net book value of equipment leased under these capital leases was $2.7 million, while $3.2 million of indebtedness was outstanding. As a result of the lease covenant violation at June 30, 1995, the indebtedness outstanding under the capital leases has been classified as an Obligation in Default and a current liability in the Condensed Balance Sheet at June 30, 1995. The liquidated damages associated with these leases was $3.7 million at June 30, 1995.

     If the lessors request payment of liquidated damages, the Company does not presently have the financial resources available to pay the entire amount of the liquidated damages. Consequently, the Company would have to seek additional funds, if available, from as yet undetermined sources, which may or may not be available to the Company on conditions acceptable to the Company. If the lessors terminate the leases and take possession of the equipment, such an event would have a material adverse effect on NKC's ability to operate its business.

7.   INCOME TAX
     ----------

     Income tax expense consists of the following:

                                             Two Quarters Ended
                                               June 30, 1994
                                              --------------
                                              (In Thousands)
     Foreign:
     Currently payable                            $ 476
     Long-term deferred (benefit)                    67
                                                    ---
     Total                                        $ 543
                                                  -----
                                                  -----

     No tax benefit has been recorded for the operating losses in 1995.


8.   NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
     -------------------------------------------------

     Net (loss) per common share and common equivalent share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common share equivalents when applicable.


9.   EQUITY IN NET EARNINGS OF AFFILIATE
     -----------------------------------

     The Company has a 35% interest in Nord Pacific Limited at June 30, 1995 (47% until February 15, 1994). Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:


                                   Two Quarters Ended
                                         June 30,
                                   ------------------
                                      (In Thousands)
                                      1995       1994
                                      ----       ----
     Revenues                      $ 7,853    $ 6,496
     Costs and Expenses             (6,465)    (5,472)
     Gain (Loss) on Foreign
      Currency Contracts           (   888)     1,364
                                   --------   -------
     Net Earnings                  $   500    $ 2,388
                                   --------   -------
                                   --------   -------


10.  LITIGATION
     ----------

     The Company has reached settlements with all principal defendants in SRL's action against those allegedly responsible for certain allegedly improper and fraudulent transactions against SRL, except for one remaining defendant and certain related parties thereto. The settling defendants have agreed to pay $8.0 million to the Company, of which $7.0 million has already been collected and recognized as revenue. The financial statements of the Company for the two quarters ended June 30, 1995 and 1994 include $400,000 and $550,000, respectively, of other income in connection with these settlements. The remainder of the settlements will be included in earnings upon perfection of collateral or assurance of collectibility.

ITEM 2.
-------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash has decreased from $8.9 million at December 31, 1994 to $8.5 million at June 30, 1995. The Company's operating activities provided $700,000 in cash during the first two quarters of 1995 primarily through reduction in accounts receivable. Cash of $920,000 was used for additions to property, plant and equipment and other assets and $260,000 was used to repay indebtedness.

The Company's cash flow from operating activities for the first two quarters of 1995 benefitted from the receipt of $2.0 million as the final payment relating to the sale of 50% of SRL. The Company anticipates that its operations will utilize cash in 1995, which will require use of a portion of the Company's available cash balances, until such time as the Company's kaolin operation is able to generate operating cash flow to fund its operations and to repay funds previously advanced by the Company.

Due to civil disturbances in Sierra Leone, the company's rutile mining operation was suspended in January 1995 and as a result SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders had initially agreed to forebear through May 15, 1995 from calling a default and accelerating payment of indebtedness by SRL. SRL has held discussions with these lenders regarding an extension of this forebearance period beyond May 15,1995. No extension has been agreed upon and the lenders have not accelerated the loan obligations. Further discussions are anticipated regarding terms for a further period of forebearance with respect to the loan obligations. If the lenders request acceleration of payment of the indebtedness by SRL, funds for which are required to be provided by the Company and the other 50% owner of SRL, the Company will likely have to seek additional funds, if available, from as yet undetermined sources. At June 30, 1995, the Company's share of SRL's debt outstanding is $22.8 million, which is partially secured by the Company's share of restricted cash of $2.8 million.

NKC entered into lease agreements under which $22.6 million of equipment has been provided to NKC. Payments under the leases are guaranteed by the Company. Under the terms of the guaranty, the Company is required to maintain minimum levels of (1) tangible net worth compared to total liabilities and (2) cash flow relative to current maturities of long term debt. The lease agreement also places restrictions on the amount of cash which NKC may transfer to the Company and limits repayment of advances previously made by the Company to NKC. The Company's ability to comply with these covenants has been adversely impacted by the suspension of SRL's operations and the company is not in compliance with the cash flow covenant at June 30, 1995. The Company intends to seek a waiver or modification of the covenant but cannot determine the willingness of the lessors to agree to any waiver or modification on terms which would be acceptable to the Company. As a result of the covenant violation the lessors have certain rights under the leases including the ability to require payment of liquidated damages of $15.7 million and could elect to terminate the leases, take possession of the equipment and retain ownership of the equipment. If the lessors terminate the leases and take possession of the equipment, such an event would have a material adverse effect on NKC's ability to operate its business.

Neither the SRL lenders nor the NKC lessors have indicated that they will require acceleration of payments or liquidated damages, respectively. However, the Company does not have an adequate amount of funds currently available to pay liquidated damages to the NKC lessors, or to repay its share of SRL's debt or to sustain SRL, including funds required to reestablish its operations. If funds are needed to provide for any of the above requirements, the Company may need to seek funds through additional financing or from other undetermined sources. One source of funds which may be available to the Company is proceeds from foreign political risk insurance policies. One policy provides up to $15.7 million of insurance to the Company for loss of property due to political violence. However, the amount of recoveries, if any, is not yet determinable and may not
be sufficient to fund all of the company's above noted cash requirements.   The
Company is unable to determine the amount of funds which may ultimately be required by the NKC lessors or by SRL and its lenders or if adequate funds will be available from the above or other undetermined sources on conditions acceptable to the Company.


RESULTS OF OPERATIONS
---------------------

Net loss for the two quarters ended June 30, 1995 was $6.8 million compared to $1.0 million for the same period in 1994. Net loss for the second quarter of 1995 was $1.5 million compared to $320,000 for the same period in 1995. Since the Company has adopted the cost basis of accounting for its investment in the rutile segment, the results for 1995 do not include any amounts relating to its operations; however, in March 1995 the company recorded a $3.0 million impairment against its investment in the rutile segment. The Company's share of earnings from the rutile segment was $1.5 million for the two quarters ended and
$570,000 for the quarter ended June 30, 1994.   A decrease in sales volume at
the kaolin segment in 1995 compared to 1994 along with increases in certain raw material costs caused an increase in the operating loss in 1995 compared to 1994. The Company recorded $245,000 as its share of earnings from Nord Pacific for the first two quarters of 1995 compared to $940,000 for the first two quarters of 1994. Interest expense decreased by $560,000 in the first two quarters of 1995 compared to the same period in 1994 as no amounts relating to SRL operations are recorded in 1995. The rutile segment reported $530,000 of
interest expense in the first two quarters of 1994.   The Company has no tax
provision in the first two quarters of 1995 while income taxes of $540,000 were provided on foreign earnings in 1994.

An analysis of the changes in revenues, cost of sales and operating earnings (before interest and income taxes) on a segment basis is contained below.




                                     RUTILE
                                     ------

At December 31, 1994 the Company began accounting for its investment in the rutile segment on the cost basis due to the forced suspension of mining operations in Sierra Leone. Therefore, there are no operating results to report for this segment in 1995. The amounts disclosed below for the first two quarters of 1994 reflect the Company's 50% ownership of the rutile segment. Revenues during this period were $12.7 million and operating earnings from this segment were $2.6 million.

                                     KAOLIN
                                     ------

Revenues decreased to $20.1 million in the two quarters ended June 30, 1995 compared to $20.4 million during the same period of 1994. Revenues for the second quarter of 1995 decreased to $9.9 million compared to $10.8 million for the same period in 1994. Revenues for the two quarters and quarter ended June 30, 1995 include $12.8 million and $6.3 million, respectively, from sales of the Company's Norplex-Registered Trademark- products compared to $10.1 million and $5.5 million for the same periods in 1994. Sales of Norcal-Registered Trademark- products decreased to 6,700 tons for the two quarters in 1995 and 3,100 tons for the quarter ended June 30, 1995 compared to 11,400 tons and 5,300 tons sold for the same periods in 1994 at average prices slightly less than those received in 1994. Sales of conventional products decreased by 17% for the two quarters of 1995 and 22% for the quarter ended June 30, 1995 compared to the same periods in 1994, at average prices 6-8% lower than those received in 1994.


Cost of sales as a percentage of sales was 98% and 100% for the two quarters and quarter ended June 30, 1995 compared to 97% and 95% for the same periods in 1994. This increase in the cost of sales percentage is the result of the aforementioned lower volume and lower selling prices and increases in certain raw material prices.

Operating loss from this segment in the first two quarters of 1995 was $2,726,000 compared to $2,262,000 for the same period in 1994. Operating loss for the second quarter of 1995 was $1,514,000 compared to $1,014,000 in the same quarter of 1994. While revenues and tons sold from the Company's Norplex-Registered Trademark- line of products increased in the first two quarters of 1995 compared to 1994, lower sales volume of the Company's

Norcal-Registered Trademark- and conventional products, along with lower average selling prices of these products and higher cost of certain raw materials resulted in the increase in operating loss in 1995 compared to 1994.

NKC has incurred annual operating losses beginning in 1989 due primarily to the costs associated with development and market introduction of its Norplex-Registered Trademark- products and a longer than anticipated new product introduction period. In addition, in the early 1990's lower demand and prices for certain of its products as a result of the recession contributed to NKC's operating losses. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its fixed and variable costs of production during this period. This situation has improved during 1994 and 1995 compared to 1993 and prior years and the sales volume and prices of Norplex-Registered Trademark- products have reached levels sufficient to recover the fixed and variable production costs and to begin to fund the selling, general and administrative costs of NKC. However, during 1995, lower sales volumes of Norcal-Registered Trademark- and conventional products caused increased operating losses compared to 1994. NKC intends to attempt to recover lost sales volumes for these two product-types until such time as the volume of Norplex-Registered Trademark- products are at a level to generate adequate operating earnings. However, until the level of Norplex-Registered Trademark-sales volume and prices improve, NKC expects to continue to experience operating losses. The Company cannot precisely estimate when or if adequate sales levels of Norplex-Registered Trademark- products will be achieved or the level of operating losses which will be incurred during the future periods. Based upon recent conversions of customers to the Norplex-Registered Trademark-products and probable future testing and conversion at a number of different customer locations, the Company believes the above noted improvement in Norplex-Registered Trademark- sales levels and operating results is likely to occur.

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

ITEMS 2-5.
----------

Inapplicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

(a)  Exhibits required by Item 601 of Regulation S-K.

               Exhibit No.         Description
               -----------         -----------
                   27         Financial Data Schedule


(b)  No reports were filed on Form 8-K during the second quarter of 1995.

                                    Signature



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NORD RESOURCES CORPORATION
                                           (Registrant)



                                           /s/Terence H. Lang
                                           ----------------------
                                           Terence H. Lang
                                           Senior Vice President - Finance
                                           (Principal Financial Officer and
                                           Authorized Officer)



DATE:  August 14, 1995