Form 10-Q
period 1995-09-30
NORD RESOURCES CORP
filed 1995-11-13
CIK 72316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2

                           Nord Resources Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               85-0212139
      ----------------------------          ------------------------------
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

8150 Washington Village Drive, Dayton Ohio                           45458
------------------------------------------                        ----------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (513) 433-6307


                                 Not Applicable
                        ---------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report

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

Common shares outstanding as of September 30, 1995: 15,838,408

                           NORD RESOURCES CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


                                                                  PAGE
                                                                 NUMBER
                                                                 ------

PART I.   FINANCIAL INFORMATION:

     ITEM 1.   Condensed Financial Statements:

     Balance Sheets - September 30, 1995
        and December 31, 1994                                         1

     Statements of Operations - Quarter and Three
        Quarters ended September 30, 1995 and 1994                    2

     Statements of Cash Flows -
        Three Quarters ended
        September 30, 1995 and 1994                                   3

     Notes to Condensed Financial Statements                        4-10

     ITEM 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                           11-14

PART II.  OTHER INFORMATION:

     ITEM 1.   Legal Proceedings                                     15

     ITEM 2-5. Inapplicable                                          16

     ITEM 6.   Exhibits and Reports on Form 8-K                      16

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                     ASSETS


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1995            1994
                                                                               ----            ----
CURRENT ASSETS:
  Cash and Cash Equivalents                                                  $  5,718       $  8,946
  Restricted Cash and Investments:
     Rutile                                                                     2,773          2,934
     Domestic                                                                     300
  Accounts Receivable                                                           8,717          8,199
  Accounts Receivable - related party                                              25          2,094
  Inventories - at lower of cost (first-in, first-out) or market:
    Finished and Semi-Finished                                                  1,297          1,342
    Supplies                                                                    1,644          1,736
                                                                          -----------    -----------
                                                                                2,941          3,078

  Prepaid Expenses                                                              2,420          1,985
                                                                          -----------    -----------

TOTAL CURRENT ASSETS                                                           22,894         27,236

RESTRICTED CASH AND INVESTMENTS                                                 2,252          2,797

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                       8,868          8,142

INVESTMENT IN AND ADVANCES TO RUTILE SEGMENT                                   61,629         64,353

PROPERTY, PLANT AND EQUIPMENT, net                                             34,993         36,804

OTHER ASSETS                                                                    7,922          6,783
                                                                          -----------    -----------
                                                                            $ 138,558      $ 146,115
                                                                          -----------    -----------
                                                                          -----------    -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                           $ 3,304         $ 3,059
  Accounts Payable - related party                                             4,461           4,310
  Accrued Expenses                                                             2,218           2,444
  Obligations in Default:
         Rutile                                                               22,746          23,234
         Domestic                                                              3,062
  Current Maturities of Long-Term Debt                                           190             644
                                                                          -----------    -----------

TOTAL CURRENT LIABILITIES                                                     35,981          33,691

LONG-TERM DEBT                                                                 1,520           4,701

OTHER LONG-TERM LIABILITIES                                                    6,451           5,732

MINORITY INTEREST                                                              3,212           4,457

STOCKHOLDERS' EQUITY:
  Common Stock                                                                   158             158
  Additional Paid-in Capital                                                  58,137          58,137
  Retained Earnings                                                           32,952          39,092
  Cumulative Foreign Currency Translation Adjustment                             282             282
  Minimum Pension Liability                                                     (135)           (135)
                                                                          -----------    -----------
                                                                              91,394          97,534
                                                                          -----------    -----------
                                                                          $  138,558      $  146,115
                                                                          -----------    -----------
                                                                          -----------    -----------

                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                                        QUARTER ENDED             THREE QUARTERS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ------------------------      -------------------------
                                                                    1995            1994           1995           1994
                                                                    ----            ----           ----           ----

REVENUES:
 Sales                                                            $  8,557       $ 15,971      $  28,691       $  49,057
 Other Revenues                                                        276             28            285             264
                                                                  ---------      ---------      ---------     ----------
TOTAL REVENUES                                                       8,833         15,999         28,976          49,321

COSTS AND EXPENSES:
 Cost of Sales                                                       8,933         14,296         28,790          43,974
 Selling, General & Administrative Expenses                          2,667          3,111          8,156           8,717
                                                                  ---------      ---------      ---------     ----------
TOTAL OPERATING COSTS & EXPENSES                                    11,600         17,407         36,946          52,691
                                                                  ---------      ---------      ---------     ----------
(LOSS) FROM OPERATIONS                                              (2,767)        (1,408)        (7,970)         (3,370)

OTHER INCOME (EXPENSE):
  Interest Income                                                      146            160            482             444
  Interest Expense                                                    (139)          (354)          (485)         (1,265)
  Provision for Impairment of Investment in
     Rutile Segment                                                                               (3,000)
  Litigation Recoveries                                              2,325                         2,725             550
  Equity in Net Earnings of Affiliate                                  617            149            862           1,087
  Minority Interest                                                    449            296          1,246             935
                                                                  ---------      ---------      ---------     ----------
TOTAL OTHER INCOME (EXPENSE)                                         3,398            251          1,830           1,751
                                                                  ---------      ---------      ---------     ----------
EARNINGS(LOSS) BEFORE INCOME
  TAX (EXPENSE)                                                        631         (1,157)        (6,140)         (1,619)

INCOME TAX BENEFIT (EXPENSE)                                                            5                           (538)
                                                                  ---------      ---------      ---------     ----------
NET EARNINGS (LOSS)                                                $   631       $ (1,152)      $ (6,140)       $ (2,157)
                                                                  ---------      ---------      ---------     ----------
                                                                  ---------      ---------      ---------     ----------
NET EARNINGS (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE                                       $  .04         $ (.08)       $  (.39)      $    (.14)
                                                                  ---------      ---------      ---------     ----------
                                                                  ---------      ---------      ---------     ----------
AVERAGE SHARES                                                      15,839         15,140         15,839          15,140
                                                                  ---------      ---------      ---------     ----------
                                                                  ---------      ---------      ---------     ----------



                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                             CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                 (In Thousands)

                                                                           THREE QUARTERS ENDED
                                                                              SEPTEMBER 30
                                                                           --------------------
                                                                           1995          1994
                                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings (Loss)
     Rutile                                                         $                  $  1,835
     Domestic                                                             (6,140)        (3,992)
  Adjustments to reconcile Net Earnings (Loss) to
           net cash provided by operating activities:
     Changes in Assets and Liabilities:
        Rutile                                                                              168
        Domestic                                                           2,176            722

     Minority Interest - Domestic                                         (1,246)          (935)
     Depreciation, depletion and amortization:
        Rutile                                                                            4,888
        Domestic                                                           2,814          2,969
     Provision for Impairment - Investment in SRL                          3,000
     Other Non-Cash Items:
        Rutile                                                                             (141)
        Domestic                                                            (862)        (1,087)
                                                                       ---------      ---------
Net Cash Provided By (Used In) Operating Activities                         (258)         4,427
                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures:
     Rutile                                                                             (10,203)
     Domestic                                                               (476)          (453)
  (Increase) decrease in Other Assets:
     Rutile                                                                                 696
     Domestic                                                             (1,666)          (918)
  (Increase) decrease in Investments in and Advances to Affiliates -
     Domestic                                                                137           (127)
  Increase in Investment in and advances to Rutile Segment                  (603)
                                                                       ---------      ---------
Net Cash (Used In) Investing Activities                                   (2,608)       (11,005)
                                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional Indebtedness - Rutile                                                        3,001
  Payment of Indebtedness:
     Rutile                                                                              (2,205)
     Domestic                                                               (608)          (379)
  Restricted Cash and Investments:
     Rutile                                                                                (118)
     Domestic                                                                246           (185)
     Stock Option Activity - Domestic                                                        17
                                                                       ---------      ---------
Net Cash Provided By (Used In) Financing Activities                         (362)           131
                                                                       ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                              (3,228)        (6,447)

CASH AND CASH EQUIVALENTS -  BEGINNING OF PERIOD                           8,946         20,555
                                                                       ---------      ---------
CASH AND CASH EQUIVALENTS -  END OF PERIOD                               $ 5,718        $14,108
                                                                       ---------      ---------
                                                                       ---------      ---------


                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

1.   FINANCIAL STATEMENTS


     The balance sheet at December 31, 1994 is condensed financial information taken from the financial statements, which are audited, but the independent auditors' report included a disclaimer of opinion for an uncertainty relating to the ability of the Company to continue as a going concern. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments except for the $3 million provision for impairment recorded against the Company's investment in SRL, necessary to present fairly the financial position and results of operations for the interim periods presented have been made.
     The results shown for the first three quarters of 1995 are not necessarily indicative of the results that may be expected for the entire year.

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


3.   INVESTMENT IN RUTILE SEGMENT


     Prior to December 31, 1994, the Company proportionately consolidated its share of the assets, liabilities and operations of SRL. As of December 31, 1994, the Company adopted the cost basis of accounting because SRL no longer controlled its operations in Sierra Leone, Africa following an attack by non-government forces and the subsequent suspension of mining operations in January 1995. The statements of operations and cash flows include the Company's proportionate share of operations of SRL for the first three quarters of 1994. The Company intends to resume proportional consolidation when it regains control of the mine. During the third quarter of 1995, the Company provided $600,000 to the rutile segment which was used to pay current administrative costs and amounts owing to vendors.

     There continues to be considerable uncertainty surrounding the future of SRL in Sierra Leone, given continuing civil unrest and an uncertain political environment. At the present time, it is not possible to estimate when resumption of operations might be achieved or the extent of damage and deterioration to SRL's facilities which has occurred since the suspension of operations. In October 1995, SRL personnel had a limited, on-site review of a portion of the mine facilities, which confirmed that a loss in asset value has occurred. Because of the ongoing security situation in the area, this review was only superficial in nature, but revealed that the principal mining, processing and associated assets, have apparently not suffered serious damage. However, looting has been significant and much of the housing, small vehicles and office facilities have been destroyed, stolen or suffered significant damage and costs would be incurred to rehabilitate the idle principal mine processing and associated assets. Reports since that visit indicate that there has been further military activity in the area, but there is no information available on the extent to which this may have affected the mine assets. Accordingly the security situation in the area continues to be unstable and re-occupation of the site by SRL personnel is still not yet possible. The Company has evaluated available information provided by SRL management regarding assets at the mine facilities and recorded an impairment of $3 million on its investment in SRL. The impairment recorded by the Company is based on information currently available; however, the actual amount of impairment could exceed this amount once a detailed on-site inspection is performed or if SRL is further delayed in its efforts to regain control of the minesite. The impairment does not include any accrual for start-up costs which SRL would incur to reestablish its operations in Sierra Leone. Until the above costs are known, the Company cannot determine if it will be able to recover its investment in the rutile segment or the extent of the write-down in its investments which may ultimately be required. The Company has an insurance policy to cover risk of loss due to physical damage to SRL's property resulting from political violence, with a policy limit of $15.7 million. The Company has provided the required notice to the insurance carrier and has filed an initial claim for recovery under this policy.
     The Company intends to revise the amount of the claim as additional information concerning damage to mine assets becomes available. The Company cannot estimate the amount or timing of recoveries which may ultimately be available from this policy nor if the amount of recoveries, if received, would be sufficient to fund all of the Company's portion of cash required by SRL.

     Summarized financial data for the Company's 50% share of SRL's operations are as follows:


                                                         Three Quarters
                                                              Ended
                                                           September 30,
                                                           -------------
                                                         1995         1994
                                                         ----         ----
                                                          (In Thousands)
     Revenues                                           $2,231       $18,796
     Less Costs and Expenses:
       Cost of Sales                                     1,271        14,773
       Selling, General and Administrative                 422           863
       Costs Incurred Since Mine Shutdown                5,188
       Provision for Impairment                          3,000
       Other Expense (Including Interest)                1,105           738
       Income Tax Expense                                   89           587
                                                      ---------     --------
     Net Earnings (Loss)                               $(8,844)      $ 1,835
                                                      ---------     --------
                                                      ---------     --------

     Since the Company began accounting for its investment in SRL on the cost basis as of December 31, 1994, it will not recognize its share of SRL's results in its statement of operations, beginning in 1995. However, during the three quarters ended September 30, 1995, the Company recorded an impairment of $3 million on its investment in SRL. Costs incurred since mine shutdown are comprised of costs since evacuation of the mine including the cost of security, evacuation of minesite personnel and subsequent severance costs. When the Company is able to resume proportional consolidation of the rutile segment, it is likely to record a provision to adjust its investment to a current value, the amount of which is not determinable at this time. The Company's statement of operations for 1994 includes
     SRL's results as noted above.


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

     Related party transactions with the minority investor in Norplex include the following


                                               Three Quarters
                                                  Ended
                                               September 30,
                                              ------------------
                                              1995        1994
                                              ----        ----
                                              (In Thousands)
          Sales                                          $6,040

          Raw material purchases             $7,656      $9,008


5.   INDEBTEDNESS


     As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders agreed through May 15, 1995 to forebear from accelerating payment of the loans to permit SRL to assess the situation in Sierra Leone. SRL, the Company, the other 50% owner of SRL, and the lenders have held ongoing discussions regarding a further forebearance period and other modifications to the existing loan agreements.
     Although terms of an agreement have not been finalized, the Company believes that the parties are likely to agree to a forebearance period until January 1, 1997 and to other modifications of the existing loan agreements. If a forebearance agreement is signed, payment of principal due during the forebearance period would be deferred. As a condition of this forebearance agreement, SRL would agree to prepay, on signing of the agreement, interest payments coming due through December 1996. Notwithstanding the above, the Company has no assurances that the forebearance agreement and loan modification terms presently being discussed will be agreed to in their entirety. If a further forebearance period is not obtained and the lenders request acceleration of payment of the indebtedness by SRL, funds for which are required to be provided by the Company and the other 50% owner of SRL, the Company will likely have to seek additional funds, if available, from as yet undetermined sources, as the Company does not presently have funds necessary to repay its share of the SRL indebtedness. As of September 30, 1995 and December 31, 1994, 50% of all SRL debt in default has been classified as an Obligation in Default and a current liability in the Condensed Balance Sheet.

     The Company did not require any additional borrowings and repaid $608,000 of debt during the first three quarters of 1995.


6.   LEASES


     NKC entered into lease agreements under which $22.6 million of equipment has been provided to NKC. Payments under the leases are guaranteed by the Company. Under the terms of the guaranty, the Company is required to maintain minimum levels of (1) tangible net worth compared to total liabilities and (2) cash flow relative to current maturities of long-term debt. The lease agreements also place restrictions on the amount of cash which NKC may transfer to the Company and limit repayment of advances previously made by the Company to NKC. The Company's ability to comply with the above covenants has been adversely impacted by the suspension of SRL's operations and the Company is not in compliance with the cash flow covenant at September 30, 1995. As a result of the covenant violation, the lessors have certain rights under the lease including the ability to require payment of liquidated damages of $15.1 million including the $3.6 million noted below, and could elect to terminate the leases and take
     possession and retain ownership of the equipment.   The Company has
     requested a waiver of the covenant but has not been able to reach an agreement with the lessors and cannot determine the willingness of the lessors to agree to any waiver or modification of lease terms which would be acceptable to the Company.

     Certain of the leases have been considered capital leases under generally accepted accounting principles and, accordingly, an asset has been recognized by NKC, along with corresponding indebtedness. At September 30, 1995 the net book value of equipment leased under these capital leases was $2.6 million, while $3.1 million of indebtedness was outstanding. As a result of the lease covenant violation at September 30, 1995, the indebtedness outstanding under the capital leases has been classified as an Obligation in Default and a current liability in the Condensed Balance Sheet at September 30, 1995. The liquidated damages associated with these leases was $3.6 million at September 30, 1995.

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


7.   INCOME TAX


     Income tax expense consists of the following:


                                               Three Quarters Ended
                                                September 30, 1994
                                               --------------------
                                                  (In Thousands)
     Domestic - Currently (refundable)                  $   (49)
     Foreign:
        Currently payable                                   520
        Long-term deferred (benefit)                         67
                                                        -------
            Total Foreign                                   587
                                                        -------
     Total                                               $  538
                                                        -------
                                                        -------

     No tax benefit has been recorded for the operating losses in 1995.


8.   NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE


     Net earnings (loss) per common share and common equivalent share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common share equivalents when applicable.

9.   EQUITY IN NET EARNINGS OF AFFILIATE


     The Company has a 35% interest in Nord Pacific Limited at September 30, 1995 (47% prior to February 15, 1994). Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:

                                                       Three Quarters Ended
                                                           September 30,
                                                       --------------------
                                                          (In Thousands)
                                                        1995          1994
                                                        ----          ----

     Revenues                                           $10,911      $ 8,642
     Costs and Expenses                                  (8,554)      (7,909)
     Gain (Loss) on Foreign
       Currency Contracts                               (   203)       1,920
                                                        -------       ------
     Net Earnings                                       $ 2,154       $2,653
                                                        -------       ------
                                                        -------       ------

10.  LITIGATION


     The Company has reached settlements with all principal defendants in SRL's action against those allegedly responsible for certain allegedly improper and fraudulent transactions against SRL. The settling defendants have agreed to pay $10 million to the Company, of which $9.3 million has already been collected and recognized as revenue. The financial statements of the Company for the three quarters ended September 30, 1995 and 1994 include $2,725,000 and $550,000, respectively, of other income in connection with these settlements. The remainder of the settlements will be included in earnings upon perfection of collateral or assurance of collectibility.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


Cash has decreased from $8.9 million at December 31, 1994 to $5.7 million at September 30, 1995. The Company's operating activities used $258,000 in cash during the first three quarters of 1995. Cash of $2.1 million was used for additions to property, plant and equipment and other assets and $608,000 was used to repay indebtedness. The Company provided $600,000 to the Rutile segment which was used to pay administration costs and amounts owed to vendors.

The Company's cash flow from operating activities for the first three quarters of 1995 benefitted from the receipt of $2.0 million as the final payment relating to the sale of 50% of SRL. The Company anticipates that its operations will utilize cash in 1995, which will require use of a portion of the Company's available cash balances, until such time as the Company's kaolin operation is able to generate operating cash flow to fund its operations and to repay funds previously advanced by the Company. In October 1995, the Company received a payment of $2.3 million as a partial settlement of litigation.

Due to civil disturbances in Sierra Leone, the Company's rutile mining operation was suspended in January 1995 and as a result SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders agreed through May 15, 1995 to forebear from accelerating payment of the loans to permit SRL to assess the situation in Sierra Leone. SRL, the Company, the other 50% owner of SRL, and the lenders have held ongoing discussions regarding a further forebearance period and other modifications to the existing loan agreements. Although terms of an agreement have not been finalized, the Company believes that the parties are likely to agree to a forebearance period until January 1, 1997 and to other modifications of the existing loan agreements. If a forebearance agreement is signed, payment of principal due during the forebearance period would be deferred. As a condition of this forebearance agreement, SRL would agree to prepay, on signing of the agreement, interest payments coming due through December 1996. Notwithstanding the above, the Company has no assurances that the forebearance agreement and loan modification terms presently being discussed will be agreed to in their entirety. If a further forebearance period is not obtained and the lenders request acceleration of payment of the indebtedness by SRL, funds for which are required to be provided by the Company and the other 50% owner of SRL, the Company will likely have to seek additional funds, if available, from as yet undetermined sources, as the Company does not presently have funds necessary to repay its share of the SRL indebtedness. At September 30, 1995, the Company's share of SRL's debt outstanding is $22.7 million, which is partially secured by the Company's share of restricted cash of $2.8 million.

NKC entered into lease agreements under which $22.6 million of equipment has been provided to NKC. Payments under the leases are guaranteed by the Company. Under the terms of the guaranty, the Company is required to maintain minimum levels of (1) tangible net worth compared to total liabilities and (2) cash flow relative to current maturities of long term debt. The lease agreement also places restrictions on the amount of cash which NKC may transfer to the Company and limits repayment of advances previously made by the Company to NKC. The Company's ability to comply with these covenants has been adversely impacted by the suspension of SRL's operations and the Company is not in compliance with the cash flow covenant at September 30, 1995. As a result of the covenant violation the lessors have certain rights under the leases including the ability to require payment of liquidated damages of $15.1 million and could elect to terminate the leases and take possession and retain ownership of the equipment. The Company has requested a waiver of the covenant but has not been able to reach an agreement with the lessors and cannot determine the willingness of the lessors to agree to any waiver or modification of lease terms which would be acceptable to the Company. If the lessors terminate the leases and take possession of the equipment, such an event would have a material adverse effect on NKC's ability to operate its business.

Neither the SRL lenders nor the NKC lessors have indicated that they will require acceleration of payments or liquidated damages, respectively. However, the Company does not have an adequate amount of funds currently available to pay liquidated damages to the NKC lessors, or to repay its share of SRL's debt or to sustain SRL, including funds likely to be required to reestablish SRL's operations. If funds are needed to provide for any of the above requirements, the Company may need to seek funds through additional financing or from other undetermined sources. One source of funds which may be available to the Company is proceeds from foreign political risk insurance policies. One policy provides up to $15.7 million of insurance to the Company for physical damage resulting from political violence. However, the amount of recoveries, if any, is not yet determinable and may not be sufficient to fund all of the Company's above noted
cash requirements.   The Company is unable to determine the amount of funds
which may ultimately be required by the NKC lessors or by SRL and its lenders or if adequate funds will be available from the above or other undetermined sources on conditions acceptable to the Company.


RESULTS OF OPERATIONS


Net loss for the three quarters ended September 30, 1995 was $6.1 million compared to $2.2 million for the same period in 1994. Net earnings for the third quarter of 1995 were $631,000 compared to a net loss of $1.2 million for the same period in 1994. Since the Company has adopted the cost basis of accounting for its investment in the rutile segment, the results for 1995 do not include any amounts relating to its operations; however, in March 1995 the Company recorded a $3.0 million impairment against its investment in the rutile segment. The Company's share of earnings from the rutile segment was $2.4 million for the three quarters ended and $359,000 for the quarter ended September 30,
1994.   A decrease in sales volume at the kaolin segment in 1995 compared to
1994 along with increases in certain raw material costs caused an increase in the operating loss in 1995 compared to 1994. The Company recorded $760,000 as its share of earnings from Nord Pacific for the first three quarters of 1995 compared to $946,000 for the first three quarters of 1994. Interest expense decreased by $780,000 in the first three quarters of 1995 compared to the same period in 1994 as no amounts relating to SRL operations are recorded in 1995. The rutile segment reported $740,000 of interest expense in the first three
quarters of 1994.   The Company recorded $2.3 million of income in the third
quarter of 1995 relating to settlement of litigation. The Company has no tax provision in the first three quarters of 1995 while income taxes of $540,000 were provided on foreign earnings in 1994.

An analysis of the changes in revenues, cost of sales and operating earnings (before interest and income taxes) on a segment basis is contained below.


                                     RUTILE


At December 31, 1994 the Company began accounting for its investment in the rutile segment on the cost basis due to the forced suspension of mining operations in Sierra Leone. Therefore, there are no operating results to report for this segment in 1995. The amounts disclosed below for the first three quarters of 1994 reflect the Company's 50% ownership of the rutile segment. Revenues during this period were $18.7 million and operating earnings from this segment were $3.2 million.


                                     KAOLIN


Revenues decreased to $28.9 million in the three quarters ended September 30, 1995 compared to $30.4 million during the same period of 1994. Revenues for the third quarter of 1995 decreased to $8.8 million compared to $9.9 million for the same period in 1994. Revenues for the three quarters and quarter ended September 30, 1995 include $18.3 million and $5.5 million, respectively, from sales of the Company's Norplex-Registered Trademark- products compared to $15.8 million and $5.6 million for the same periods in 1994. Sales of Norcal-Registered Trademark- products decreased to 8,900 tons for the three quarters in 1995 and 2,200 tons for the quarter ended September 30, 1995 compared to 16,400 tons and 4,900 tons sold for the same periods in 1994 at average prices slightly less than those received in 1994. Sales of conventional products decreased by 16% for the three quarters of 1995 and 13% for the quarter ended September 30, 1995 compared to the same periods in 1994, at average prices 2% - 4.5% lower than those received in 1994. The decline in sales volume for Norcal-Registered Trademark- and conventional products was primarily due to lower demand for these type of products in the marketplace.

Cost of sales as a percentage of sales was 100% and 104% for the three quarters and quarter ended September 30, 1995 compared to 96% and 94% for the same periods in 1994. This increase in the cost of sales percentage is the result of the aforementioned lower volume and lower selling prices and increases in certain raw material prices.

Operating loss from this segment in the first three quarters of 1995 was $4,335,000 compared to $3,239,000 for the same period in 1994. Operating loss for the third quarter of 1995 was $1,608,000 compared to $977,000 in the same quarter of 1994. While revenues from the Company's Norplex-Registered Trademark- line of products increased in the first three quarters of 1995 compared to 1994, lower sales volume of the Company's Norcal-Registered Trademark- and conventional products, along with lower average selling prices of these products and higher cost of certain raw materials resulted in the increase in operating loss in 1995 compared to 1994.

NKC has incurred annual operating losses beginning in 1989 due primarily to the costs associated with development and market introduction of its Norplex-Registered Trademark- products and a longer than anticipated new product introduction period. In addition, in the early 1990's lower demand and prices for certain of its products as a result of the recession contributed to NKC's operating losses. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its fixed and variable costs of production during this period. This situation improved during 1994 compared to 1993 and prior years and the sales volume and prices of Norplex-Registered Trademark- products had reached levels sufficient to recover the fixed and variable production costs and to begin to fund the selling, general and administrative costs of NKC. However, during 1995, lower sales volumes of Norcal-Registered Trademark- and conventional products and higher cost of production caused increased operating losses compared to 1994. NKC is attempting to recover lost sales volumes in those two product-lines until such time as the volume of Norplex-Registered Trademark- products are at a level to generate adequate operating earnings. However, until the level of Norplex-Registered Trademark- sales volume and prices improve, NKC expects to continue to experience operating losses. The Company cannot precisely estimate when or if adequate sales levels of Norplex-Registered Trademark- products will be achieved or the level of operating losses which will be incurred during the future periods. Based upon recent conversions of customers to the Norplex-Registered Trademark- products and future testing and conversion at a number of different customer locations, the Company believes that the above noted improvement in Norplex-Registered Trademark- sales levels and operating results is likely to occur.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company's Form 10-K for the fiscal year ended December 31, 1994 ("Form 10-K") describes (i) an Arbitration award in favor of Sierra Rutile Limited ("SRL"), a 50% affiliate of the Company, against Brinc, Ltd., formerly known as Bomar Resources, Inc., (ii) a proceeding in the United States District Court for the Southern District of New York captioned SIERRA RUTILE LIMITED v. BOMAR RESOURCES, INC., 90 Civ. 835 (JFK), in which arbitration of SRL's disputes with Brinc was compelled and in which the arbitration award in favor of SRL was confirmed and judgment entered in the amount of $56.7 million (trebled under the Racketeer Influence and Corrupt Organization Act ("RICO") and (iii) an action in the United States District Court for the Southern district of New York captioned SIERRA RUTILE LIMITED V. KATZ. ET AL., 90 Civ. 4913 (JFK) in which action claims were made against those who were alleged to have been participants in and/or benefitted from and/or responsible for the acts of which SRL complained and in which a non-settling affiliate of London based Berisford International PLC had asserted counterclaims and/or third party claims against SRL, the Company and others, which the Company regarded as being without merit and as to which motions to dismiss were pending. On September 29, 1995 the Company and SRL entered into a settlement agreement with Berisford International PLC, its affiliated companies and individuals providing for the settlement of all remaining disputes and claims and the exchange of reciprocal releases upon the payment to the Company of $2.325 million. On October 16, 1995 the district Court entered orders dismissing, with prejudice, all claims asserted by Berisford International PLC's affiliates against the Company and SRL thereby mooting the pending dismissal motions addressed to the pending counterclaims and third party claims and dismissed, with prejudice, all claims asserted in SRL's Third Amended Complaint against the Berisford defendants. Except for enforcing settlement agreements with two settling defendants to collect the $650,000 required to be paid, each of the three above identified proceedings has been resolved.

ITEMS 2-5.


Inapplicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits required by Item 601 of Regulation S-K.

     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------
          27                            Financial Data Schedule

(b)  No reports were filed on Form 8-K during the third quarter of 1995.

                                    Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORD RESOURCES CORPORATION
                                        (Registrant)



                                        s/Terence H. Lang
                                        Terence H. Lang
                                        Senior Vice President - Finance
                                        (Principal Financial Officer and
                                         Authorized Officer)


DATE:  November 10, 1995