Form 10-K405
period 1995-12-31
NORD RESOURCES CORP
filed 1996-04-01
CIK 72316

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-K
    (Mark One)
         (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1995

                                          OR

         ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file No. 0-6202-2

                              NORD RESOURCES CORPORATION
      --------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              DELAWARE                               85-0212139
    ----------------------------                 -------------------
    (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)            Identification No.)

    8150 Washington Village Dr. Dayton, Ohio            45458
    ----------------------------------------     -------------------
    (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code  (513) 433-6307

    Securities registered pursuant to Section 12 (b) of the Act:

                                            Name of each exchange
         Title of each class                on which registered
         -------------------                -------------------
         Common Stock, par                  New York Stock Exchange
         value $.01 per share

    Securities registered pursuant to Section 12 (g) of the Act:
                                         None
                                    --------------
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

    Aggregate market value of voting stock held by non-affiliates, based on the closing price of $2.00 as of March 25, 1996, was $31,363,000.

    The number of shares of Common Stock outstanding as of March 25, 1996 was 15,838,408.

                         DOCUMENTS INCORPORATED BY REFERENCE

                Proxy Statement to be dated April 16, 1996 (Part III).

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Nord Resources Corporation ("Company") is a company engaged in the mining and processing of industrial minerals - kaolin and titanium dioxide (rutile and ilmenite) - and the production of kaolin-based pigments (Norplex-Registered Trademark-). The Company owns an 80% interest in the kaolin operation and a 50% interest in the titanium dioxide operation. The Company's investments include 35% ownership of Nord Pacific Limited ("Pacific"), a company engaged in the exploration of precious metal, base metal and strategic mineral properties and in the production of copper.

    In January 1995, the mining location of the titanium dioxide operation ("SRL") in Sierra Leone, West Africa was attacked by non-government forces. As a result of concern for the safety of SRL's employees, the minesite was evacuated. Mining operations continue to be suspended as safety cannot be
assured for personnel in and around the minesite.   The Company and its 50%
joint venture partner are evaluating the future of the mining operation, including political, military and security situations in Sierra Leone and the potential cost and the amount and availability of funds necessary to resume operations. SRL employees have made limited inspections of the SRL facilities and report that significant looting and damage to certain assets has occurred, primarily foodstores, furniture and fixtures, small vehicles, housing and office buildings. The reports indicate that SRL's major assets remain substantially intact, but it is certain that major restoration efforts will be required to repair much of the equipment which has been idle and virtually unattended for over a year. During 1995 the Company recorded an impairment reserve of $3,000,000 for its 50% share of the estimated damage identified to date. Until security at the mine improves and SRL is able to perform a thorough assessment of the production facilities, it cannot determine the costs it will ultimately incur to reestablish operations, including the cost of replacing supplies, training its work-force and recommissioning the facilities. The Company will likely record an additional impairment reserve as more information becomes available. If security in and around the SRL operations is not attainable, the estimated costs of resuming SRL's operations in Sierra Leone are prohibitive or SRL is not able to obtain adequate financing, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL, which is carried at $63.5 million at December 31, 1995. As a result of the suspension of operations, SRL is in violation of certain covenants contained in its bank financing agreements. The total amount due from SRL to the lenders at December 31, 1995 is $47 million, payment of 50% of which is guaranteed by the Company. The lenders have agreed to a forebearance on payment of amounts due under these agreements through January 1, 1997, at which time deferred payments of $15,006,000 ($7,503,000 as the Company's 50% share) will be due from SRL to the lenders. The Company cannot project the willingness of the lenders to continue to provide modifications to the terms of the financing agreements which may be necessary beyond January 1, 1997. The Company carried certain levels of insurance against certain political risks, as is further discussed under the heading "Political and Other Risks" of this Form 10-K.

    Financial information with respect to each of the Company's industry segments and foreign and domestic operations is presented in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note T - Industry Segments and Note C - SRL of "Notes to Financial Statements" of this Form 10-K.

KAOLIN

                                       GENERAL

    The Company is engaged in the mining and processing of kaolin and production of kaolin-based pigments (Norplex-Registered Trademark-) in Jeffersonville, Ga., through Nord Kaolin Company ("NKC"). Since the acquisition of the kaolin operation in January 1978, NKC has expanded and modernized the production facilities to enhance the production capability for products that are used as coating or filling pigments by the paper industry. NKC's annual production capacity for these "conventional type" products has increased from 100,000 tons in 1978 to 310,000 tons currently. Through 1990, NKC's sales consisted almost exclusively of these "conventional type" products which carry relatively low per ton prices and profit margins.

    During 1985, NKC embarked on a research program to evaluate new products directed toward enhancing profit margins and strengthening its competitive position in the market. The research efforts resulted in the development of Norplex-Registered Trademark- products, which are high-bulking composite pigments made from kaolin and other minerals. These composite pigments can be custom designed to meet specific needs of the paper industry, such as increased paper opacity and brightness, often at reduced cost. The ability to custom design a pigment for a particular application or even for a particular customer is unique. It is important because, for example, a filler pigment used in newsprint is different than one used in copy paper or lightweight publication grades. In another example, a coating pigment for packaging board is different than that used for magazine paper. Each segment of the paper industry has its own individual needs. Certain of these needs can be satisfied by supplying high-bulking composite pigments such as Norplex-Registered Trademark-. Norplex-Registered Trademark- products are produced using an evolving technology which can create products to meet specific customer requirements at various prices and profit margins for NKC.

    In 1987, a decision was made to proceed with a capital expansion program to enhance the cost effectiveness of the current plant facilities and to establish new facilities for the production of Norplex-Registered Trademark-. A program began in 1988 to expand production capacity and to enable NKC to produce Norplex-Registered Trademark- and another kaolin based product (calcined clay - Norcal-Registered Trademark-). In connection with the expansion, NKC expended $23.8 million and entered into leasing arrangements for an additional $17.6 million of equipment.

    Production of Norplex-Registered Trademark- commenced during the first quarter of 1990 and was used primarily in customer trials. Sales of Norplex-Registered Trademark- products occurred on a limited basis through 1992, as the rigorous and lengthy evaluation by the paper industry and the severe negative pressures on the economy due to the recession caused a delay in market penetration of Norplex-Registered Trademark- products. Sales of Norplex-Registered Trademark- products began increasing in 1993, with this trend continuing into 1994 and during the first half of 1995, although at a slower pace than in 1993 and 1994. However, in the second half of 1995 and especially during the fourth quarter, fewer tons of Norplex-Registered Trademark- products were sold compared to 1994. NKC believes this decline was due primarily to inventory corrections by the paper manufacturers as a result of a temporary decline in demand for their products. During the early part of 1996, sales levels of Norplex-Registered Trademark- products improved over second half of 1995 levels and NKC is hopeful that this trend will continue during the remainder of 1996, although it cannot predict the risk of other changes in product demand from its customers. A number of paper companies are now purchasing Norplex-Registered Trademark- products on a regular basis. In addition, production trialing of various Norplex-Registered Trademark- products at a number of potential customers' locations indicates continued interest in market acceptance of Norplex-Registered Trademark-.

    NKC has an ongoing program for development of new kaolin-based pigments for the paper industry and potentially other industries. Recent developments include the introduction of Norplex-Registered Trademark- products which can be used as a primary opacifying and brightening pigment in newsprint-type papers. In addition, a kaolin-based product has been developed for use in the paper recycling industry to remove certain impurities in recycled paper.

    NKC's operations are subject to local and environmental regulations which require among other things, reclamation of mined areas, purification of production waste water and maintenance of dust emission control. The Company believes that NKC's mining and production operations comply with applicable local and environmental laws.

                                       RESERVES

    NKC owns and leases land with crude kaolin reserves and owns mineral rights to additional reserves, all located within 35 miles of the Jeffersonville facility. Estimated recoverable crude kaolin reserves as of December 31, 1995 are 31 million tons. Considering the mining and processing recovery rates associated with current and future product mix, emphasizing Norplex-Registered Trademark- and Norcal-Registered Trademark- products, total reserves constitute
over a 25 year supply of kaolin feedstock.   Substantially all reserves held
under existing leases are anticipated to be mined prior to expiration of lease terms. NKC continues to seek new reserves in the Jeffersonville area, although it faces heavy competition for such reserves from other large kaolin producers. The estimated recoverable reserves have been prepared by employees of NKC and have not been independently verified since 1989. During 1995, NKC purchased 45% of its crude ore requirements from one source. This enables NKC to further extend its owned or leased reserves available for the production of conventional type products. NKC anticipates that this source of crude ore will continue to be available for purchase for at least the next 2-4 years.

                               LICENSES AND TRADEMARKS

    Norplex-Registered Trademark- is registered as a Federal Trademark, which registration will expire in 2000 but can be renewed with the proper application. Norcal-Registered Trademark- received registration as a Federal Trademark in 1993.

    NKC has entered into a license agreement to produce and sell products produced using the Norplex -Registered Trademark- technology. The license extends through June 1998, with NKC having an option to extend the license for two successive five year periods. The license allows NKC exclusive rights through 1999, with a five year extension of exclusive rights available to NKC if certain levels of Norplex-Registered Trademark- product revenues are attained. The license agreement requires payment of an annual royalty of 1.5% on Norplex-Registered Trademark- product revenues up to $60 million and 2% on any Norplex-Registered Trademark- product revenues in excess of $60 million. NKC is required to pay minimum monthly royalties of approximately $35,100, adjusted annually by the change in the United States Bureau of Labor Statistics Consumer Price Index. NKC may terminate the license agreement upon 30 days notice to the licensor.

                                SALES AND COMPETITION

    Substantially all of NKC's production of conventional kaolin, Norcal-Registered Trademark- and Norplex-Registered Trademark- products are sold to the paper manufacturing industry. To the best of NKC's knowledge, there are no take or pay long-term contracts between a supplier of kaolin and a paper manufacturer. However, there are signed letters of intent regarding annual kaolin requirements. Sales are made in response to current orders at competitive prices. This lack of long-term contracts subjects NKC to reduction of orders based on general economic conditions. Any material reduction in orders or the loss of a significant customer would have a material adverse effect on the results of operations. Following is a summary of tons sold by NKC (in 000's).

                                Year Ended December 31
                                ----------------------

                                            1995      1994      1993
                                            ----      ----      ----
         Conventional                       150       180       161

         Norcal-Registered Trademark-        10        19        18

         Norplex-Registered Trademark-       26        29        22
                                            ---       ---       ---

         TOTAL                              186       228       201
                                            ---       ---       ---
                                            ---       ---       ---


    NKC's revenues in 1995 include sales to three customers in excess of 10% of the

Company's Revenues. NKC has had a long-term relationship with these customers and although there is no indication the current relationships are likely to change, in the event any of these customers are lost or significantly reduce their orders, such loss or significant reduction could have a material adverse effect upon the financial condition and results of operations of the Company. During 1995, 97% of sales were to domestic customers and 3% were for export, compared to 96% domestic and 4% export in 1994 and 92% domestic and 8% export in 1993.

    Paper used in magazines, annual reports, advertising brochures and similar publications using glossy paper frequently contains a significant amount of kaolin, yet kaolin represents only a modest percentage of the cost of the paper. The Company is not aware of any commercial substitute for kaolin in the coating applications of paper; however, because a number of paper manufacturers have converted to the alkaline process, calcium carbonate can be substituted for kaolin in certain filling applications and potentially substituted in some coating applications. The Company believes that the paper industry will continue to use kaolin in the production of paper to the maximum extent possible. However, consumption of paper products in which kaolin is primarily used is sensitive to general economic conditions and paper and kaolin production could decline in periods of recession or economic difficulty.

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

    The Company believes that NKC is presently the only company in its industry which is selling a significant amount of Norplex-Registered Trademark- type products to the paper industry. Certain Norplex-Registered Trademark- products are marketed to customers for use in coating and filling applications that require high opacity pigments. While there are companies with greater market maturity with products, such as titanium dioxide pigments, in direct competition with these Norplex-Registered Trademark- products, the Company believes the Norplex-Registered Trademark- products have performance and cost advantages that will result in continued market penetration and sales to the paper industry.

                                      EMPLOYEES

    At December 31, 1995, NKC employed a total of 156 persons, including 61 salaried personnel and 95 hourly employees. The mining and manufacturing employees are represented by the United Paperworkers International Union under a contract which expires in November 1996. The Jeffersonville facility has not been the subject of a strike or labor disturbance and NKC considers its labor relations to be satisfactory.

RUTILE
                                       GENERAL

    On November 17, 1993 the Company sold a 50% interest in its rutile operations to Consolidated Rutile Limited, an Australian company. The data contained in the following discussion relate to 100% of these rutile operations.

    Sierra Rutile Limited ("SRL") was established to mine and process titanium dioxide minerals (rutile and ilmenite) in Sierra Leone, West Africa and to market these products. Both rutile and ilmenite are used in the production of more highly concentrated titanium dioxide, which is used as a pigment in the manufacture of paint and many types of paper and plastic products. Titanium dioxide is also used in the production of fiberglass, enamels and coated fabrics. Rutile is used to a lesser extent in welding rod electrode coatings and in the production of titanium metal.

    SRL has leased from the government of Sierra Leone a total of 224 square miles until the year 2009, when the lease is subject to a renewal option of fifteen years on terms to be established at the time of renewal.

    In January 1995, the mining location of the titanium dioxide operation ("SRL") in Sierra Leone, West Africa was attacked by non-government forces. As a result of concern for the safety of SRL's employees, the minesite was evacuated. Mining operations continue to be suspended as safety cannot be
assured for personnel in and around the minesite.   The Company and its 50%
joint venture partner are evaluating the future of the mining operation, including political, military and security situations in Sierra Leone and the potential cost and the amount and availability of funds necessary to resume operations. SRL employees have made limited inspections of the SRL facilities and report that significant looting and damage to certain assets has occurred, primarily foodstores, furniture and fixtures, small vehicles, housing and office buildings. The reports indicate that SRL's major assets remain substantially intact, but it is certain that major restoration efforts will be required to repair much of the equipment which has been idle and virtually unattended for over a year. During 1995 the Company recorded an impairment reserve of $3,000,000 for its 50% share of the estimated damage identified to date. Until security at the mine improves and SRL is able to perform a thorough assessment of the production facilities, it cannot determine the costs it will ultimately incur to reestablish operations, including the cost of replacing supplies, training its work-force and recommissioning the facilities. The Company will likely record an additional impairment reserve as more information becomes available. If security in and around the SRL operations is not attainable, the estimated costs of resuming of SRL's operations in Sierra Leone are prohibitive or SRL is not able to obtain adequate financing, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL, which is carried at $63.5 million at December 31, 1995. As a result of the suspension of operations, SRL is in violation of certain covenants contained in its bank financing agreements. The total amount due from SRL to the lenders at December 31,

1995 is $47 million, payment of 50% of which is guaranteed by the Company. The lenders have agreed to a forebearance on payment of amounts due under these agreements through January 1, 1997, at which time deferred payments of $15,006,000 ($7,503,000 as the Company's 50% share) will be due from SRL to the lenders. The Company cannot project the willingness of the lenders to continue to provide modifications to the terms of the financing agreements which may be necessary beyond January 1, 1997. The Company carried certain levels of insurance against certain political risks, as is further discussed under the heading "Political and Other Risks" of this Form 10-K.

                                PRODUCTION FACILITIES

    SRL's production facilities include a bucket-ladder dredge equipped with 68 buckets, each with a capacity of 28 cubic feet. The average digging rate of the bucket-ladder dredge under good conditions is about 1,100 metric tonnes ("tonnes":2,204.6 pounds) per hour. Production from this dredge totaled 8.4 million tonnes of crude ore in 1994 from which 138,000 tonnes of rutile was produced. Additional production capacity is available through use of a smaller, bucket-wheel dredge, with an annual digging rate under good conditions of about 500 tonnes per hour. This dredge last operated in 1993. Annual production is dependent on the ore grade and other recovery factors inherent in the deposits, as well as down time for maintenance and equipment installation.

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

    During 1993, SRL began a production expansion and facilities improvement program, primarily the construction of a third dredge and a new power generating facility. The dredge was expected to cost $30 million and have expected annual production capacity of over 100,000 tonnes of finished rutile product while mining in the Gangama ore body, where it was to initially begin production.
The new power generating facility, consisting of two 5 megawatt diesel generators which have been delivered to the minesite in Sierra Leone, was initially expected to be on-line in mid-1995. The power generated by this facility was anticipated to be available to the third dredge, as described above, and to supplement the existing power generating equipment. Initial reports from limited minesite inspections indicate that these assets remain substantially intact; however, it is likely that deterioration in their mechanical components has occurred. The Company is not able to determine when these two facilities will be operational or the amount of additional cost which will be required to complete construction.

    Other physical assets of SRL include support plant and equipment including a power plant, workshops, tugs, barges, concentrate loading facilities, administrative buildings and a "company town" of furnished homes for senior and intermediate staff. Reports indicate that significant looting and damage has occurred to foodstores, furniture and fixtures, small vehicles, housing and office buildings.

                                       RESERVES

          Based on drill hole testing and geological analysis carried out by SRL personnel in 1993 and revised for amounts extracted in 1994, proven reserves as of December 31, 1994 were 271,585,000 tonnes of ore, averaging 1.48% recoverable rutile in the size ranges from which recovery is possible, which computes to 4,006,000 tonnes of recoverable rutile. Minimal production occurred during 1995 prior to suspension of operations. An update of the reserve estimates was not practical and the reserve estimate at December 31, 1995 is believed to reasonably approximate the estimates at December 31, 1994, which are disclosed below. Actual recovery has steadily improved and is now estimated at 80% of recoverable rutile, or about 3,200,000 tonnes. SRL's estimate of ore reserves as of December 31, 1991 were reviewed and verified by independent consulting geologists in early 1993. The data below are derived directly therefrom. Reserves are located in five separate deposits. The five areas, the tonnes of crude ore they contain and recoverable rutile grade and tonnes are as follows (tonnes in 000's):


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


         SRL believes that additional exploration in the lease areas, or in other nearby areas for which exploration concessions may be obtained and in which there are indications of rutile mineralization, may identify additional reserves. The reserves at Sembehun are located in the Northern portion of SRL's mining concession, which is approximately 15 miles from the present plant location and the other 4 deposits. The mining operations in

1995 were exclusively in the Lanti North deposit, which is adjacent to the Lanti
South and Gbeni deposits.   The dredge presently under construction is expected
to initially operate in the Gangama deposit.


                                SALES AND COMPETITION

    Following is a summary of sales for SRL:

                              Year Ended December 31,
                              -----------------------

                             1995      1994      1993
                             ----      ----      ----
    Tonnes Sold (in 000's):

      Rutile                  8        152       144

      Ilmenite               ---        53        65


    Geographical Location of Customers
    (% of Revenues):

      Rutile:
              U.S.           ---        41%       57%
              Non-U.S.       100%       59%       43%

      Ilmenite - U.S.        ---       100%      100%


    The potential customers for SRL's products consist primarily of six major companies, five of which were customers of SRL in 1994 (the last full year of operation). All of SRL's major customers in 1994 have been long time customers and all currently have long-term supply agreements with SRL, which are periodically subject to renewal. The supply agreements generally provide for a fixed rutile tonnage that each customer is expected to purchase. Historically, each of the customers has purchased at least the minimum amounts required in their respective sales agreements. Although there is no indication that the current relationships with these customers is likely to change, in the event a major customer is lost or significantly reduces its orders, such loss or significant reduction could have a material adverse effect upon the financial condition and results of operations of the Company. As long as operations at the mine are suspended for reasons beyond the control of SRL, it will not be able to deliver the contracted amounts of rutile to its customers. These missed deliveries have been cancelled by SRL, due to force majeure.

    The two principal minerals mined by titanium raw material producers are natural rutile

(concentrated to 93% to 96% titanium dioxide) and ilmenite (concentrated to between 40% and 70% titanium dioxide, with an accompanying high iron content). SRL had been one of the world's largest producers of natural rutile, accounting for about 25% of the total. About 60% of the world's total was produced by companies in Australia, some of whom have greater financial resources than SRL, and about 15% was produced in South Africa. Minor production comes from the United States, India and Sri Lanka and nominal amounts from other sources.

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

    Prior to suspension of operations SRL had begun a program to increase annual production to about 190,000 tonnes of natural rutile concentrate, which would represent about 30% of the world's annual production. However as previously noted, the timing and cost of the expansion has been adversely affected by the suspension of mining operations.

                                      EMPLOYEES

    As a result of the suspension of mining operations in Sierra Leone, SRL terminated all of its personnel in 1995 except for a core staff of about 30 senior expatriates and Sierra Leone nationals. SRL has historically been one of Sierra Leone's largest private employers.

                              POLITICAL AND OTHER RISKS

    Sierra Leone is an independent republic on the West African coast. A former British colony, it is pro-western and retains ties to Great Britain through its membership in the Commonwealth. The economy of Sierra Leone has been based largely on agriculture, fishing and the mining of rutile, bauxite, gold and diamonds.

    During most of 1995 Sierra Leone was in a general state of civil unrest, including military actions by non-government forces, which resulted in the suspension of operations at the SRL mine and at a bauxite mine, located 10 miles from SRL's mine. The Sierra Leone government has hired military assistance to provide aide in responding to rebel incursions throughout the country. The government has succeeded in establishing control over most of the areas in and around the major cities in Sierra Leone, but travel on many rural roads continues to be dangerous. Government forces and military assistants have established an operations base at the SRL mine and from that base are attempting to establish security in areas around the mine. During February 1996, the government and rebels began discussions to resolve disputes and restore peace to Sierra Leone, although neither the Company nor SRL is able to estimate when political conditions in Sierra Leone will stabilize.

    Sierra Leone's former one-party government was overthrown in late May 1992 by a group of young military officers, headed by Captain Valentine Strasser.
The new ruling body was known as the National Provincial Ruling Council. In January 1996, Captain Strasser was deposed as president and was replaced by Brigadier General Julius Maada Bio, Chief of Defense Staff. In late February and early March 1996, for the first time in almost 20 years, democratic elections were held in Sierra Leone to elect a civilian government, including a president and parliamentary representatives. In the first round of balloting, none of the nominees from the 13 political parties received the required 55% vote to be elected president. As required by law, a second vote was held with only the two nominees who received the highest number of votes in the first round on the ballot. In the second vote, Ahmad Tejan Kabba, an attorney who worked in East Africa and New York for the United Nations Development Program, was elected president on March 15, 1996. SRL representatives intend to discuss various aspects of the process to resume operations at the mine with the newly-elected governmental officials in the near future. Throughout the civil unrest in Sierra Leone, the government has worked closely with the International Monetary Fund ("IMF") and currently has an IMF Structural Adjustment Program in place, the objective of which is to help strengthen the economy. The government is receiving considerable economic support from multi-lateral international agencies including the World Bank, the European Economic Community and the IMF.

    Under the current Agreement between SRL and the Government of Sierra Leone, the Government has an option to purchase a 47% ownership interest in SRL on or after January 1, 2000 at a purchase price of $57.4 million. Both shareholders of SRL would sell equal interests in SRL if this purchase option is exercised. Under the agreement, SRL continues to maintain its currency outside of Sierra Leone and will not be subject to withholding tax on any shareholder dividend payments until the year 2000, after which the Government has the right to impose a 10% withholding tax on dividends. The Agreement also defines the rate at which income tax, royalty and mining lease payments are to be made by SRL.


    As Sierra Leone is a third-world country, the Company's investment in SRL is subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries, including civil strife and expropriation, excessive taxation and other forms of government interference. As a precaution to a change in political climate, the Company was insured by an agency of the U.S. government (1) for loss of its 50% share of SRL's property due to political violence in an amount up to $15.7 million and
(2) for loss due to expropriation of its Sierra Leone assets in an amount up to $23.7 million (with a maximum payment under the policy of $23.7 million). The Company has filed an initial claim under this policy for its 50% share of damage from political violence, based on the limited damage assessments performed to date, and anticipates that further claims will be filed as additional information regarding damage to assets becomes available. The Company has advised the insurer that it may also file a claim under the expropriation portion of the policy, but has until July 1996 to do so. In addition to this coverage, the Company has coverage through a private insurer for loss due to expropriation in an amount up to $8.4 million. The Company has filed a claim for expropriation under the policy provided by the private insurer; however, the insurer has disclaimed liability. The Company is not presently able to predict the extent or timing of any insurance proceeds which may ultimately be realized. Neither insurer elected to renew its coverage at the policy anniversary dates in 1995. SRL has filed claims under other policies for certain costs it has incurred as result of the above described situation in Sierra Leone, but cannot estimate the amount or timing of any potential recoveries.


NON-SEGMENT BUSINESSES

    The Company owns 35% of Nord Pacific Limited ("Pacific") (NASDAQ-NORPY), a company involved in the exploration of precious metal, base metal and strategic mineral properties. Pacific's currently producing operation consists of a 40% interest in a copper mine located in Australia. The mine began production in mid-1993 and projects that at its present production rate it can sustain production from its present reserves through the year 2003. Pacific is engaged in a program to explore for additional copper near its present mining operation, and this program has been successful in locating two massive medium to high grade pyrite-chalcopyrite sulphide ore bodies about 14 miles south-west of the present copper operations. This mineralization could not be economically treated at those operations and a new treatment plant would be required to treat the ore if sufficient reserves are located. Pacific also owns 100% of the Tabar Island gold project in Papua New Guinea, at which current exploration has been successful in extending known oxide gold mineralization on Simberi Island as well as promising drilling results in other areas of the project. In addition, Pacific owns 37.72% of a nickel-cobalt-chromium property also located in Papua New Guinea. This project requires more stable prices and additional test work and engineering before undertaking development, due to its substantial capital costs and fairly lengthy engineering and construction period. Pacific also has interests in other properties which will require additional exploration to determine the existence of commercial mineral deposits, primarily gold.

    The Company has a 41.5% interest in a venture which owns an undeveloped parcel of over 200 acres of real property located in Manatee County, Florida. The venture has signed a letter of intent with a party to sell the undeveloped
real property for $3,000,000.   The purchase price will be paid over a four year
period and the buyer has agreed to give and the venture has agreed to take a purchase money first mortgage in the amount of $2,500,000. The venture will receive $500,000 at closing of this transaction.

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


ITEM 3.  LEGAL PROCEEDINGS

    Since 1990 the Company, and/or its wholly owned subsidiary (now 50% affiliate) Sierra Rutile Limited ("SRL") has been involved in litigation in the United States District Court for the Southern District of New York in proceedings captioned SIERRA RUTILE LIMITED V. BOMAR RESOURCES, INC., 90 Civ. 0835 (JFK) and SIERRA RUTILE LIMITED V. KATZ, ET AL., 90 Civ. 4913 (JFK) and arbitration proceedings before the American Arbitration Association arising out of the breach by Bomar Resources Inc. ("Bomar") of the agency agreement between SRL and Bomar for the marketing and sale of SRL's rutile. Following a final arbitration award granting relief under the Racketeer Influence and Corrupt Organization Act (RICO) in 1992 by an American Arbitration Association panel, its confirmation by the District Court and the entry of judgment in favor of SRL in the amount of $56.7 million, settlements were reached with Bomar's principals and others who were alleged by SRL to have been participants in and/or benefitted from and/or were responsible for the acts of which SRL complained.
As the result of those settlements totaling $10 million, SRL's claims against the defendants in SIERRA RUTILE LIMITED V. KATZ, and the claims of certain of the settling defendants against the Company and SRL have been dismissed. The final payment from the settling defendants was received by the Company in March 1996. Accordingly, the District Court has been notified that SRL has fully consummated all of the settlements with the various defendants and has received all of the settlement sums required to be paid.


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

                          1995              1994
                      ------------      ------------
                      HIGH     LOW      HIGH     LOW
                      ----     ---      ----     ---
     FIRST QUARTER     7        3        7        5

     SECOND QUARTER    4 1/8    2 7/8    5 3/4    4 1/2

     THIRD QUARTER     3 5/8    2 3/8    6 7/8    4 1/2

     FOURTH QUARTER    2 3/8    1 7/8    6 3/4    5 1/8


    (B) Approximate number of equity security holders at December 31, 1995:

                                                 NUMBER OF
                        TITLE OF CLASS        HOLDERS OF RECORD
                        --------------        -----------------

                        Common Stock               3,285

    (C) The Company has never paid cash dividends on its Common Stock and does not expect to do so in the immediate future.

    ITEM 6.  SELECTED FINANCIAL DATA

         The following summary of certain financial information relating to the Company for the five years ended December 31, 1995 has been derived from the financial statements of the Company. Such information should be read in conjunction with the financial statements and the report of Deloitte & Touche LLP, appearing elsewhere in this Form 10-K.


                                                            YEAR ENDED DECEMBER 31
                                              -------------------------------------------------------
                                              1995        1994         1993          1992        1991
                                              ----        ----         ----          ----        ----
SUMMARY OF OPERATIONS                                 (In thousands except per share amounts)
- ---------------------
Revenues                                 $  37,405     $ 71,831     $ 89,603     $101,175     $107,783

Operating Costs and Expenses                47,715       77,447       89,866      100,288      107,919

Other Income (Expense):
   Interest income                             688          854          383          489          624
   Interest expense                           (647)      (1,615)      (6,287)      (5,135)      (4,026)
   Litigation recoveries                     3,225          950        4,200        1,450
   Shareholder litigation settlement                                  (4,750)
   Impairment of assets                     (3,175)                   (3,074)
   Gain on sale of 50% of
     rutile segment                                       1,527
   Equity in earnings (loss)
     of affiliate                              526        1,613       (1,299)        (928)        (769)
   Minority interest                         1,434        1,321        1,166
   Income tax (expense) benefit                         (14,645)       1,562       (3,945)      (2,655)
                                         ----------    ---------     --------      -------     --------

(Loss) from
 continuing operations                      (8,259)     (15,611)      (8,362)      (7,182)      (6,962)

Earnings (loss) from
 discontinued operations                                                 106       (2,900)      (6,584)
                                          ---------    ---------      --------    --------    ---------

(Loss) before extraordinary
 item and cumulative effect of
 change in accounting principle             (8,259)     (15,611)      (8,256)     (10,082)     (13,546)

Extraordinary item - loss on early
  extinguishment of debt                                                (826)

Cumulative effect of
 change in accounting principle                                                    23,480
                                         ----------   ----------    ---------    ---------    ---------

Net earnings (loss)                      $  (8,259)   $ (15,611)    $ (9,082)    $ 13,398    $ (13,546)
                                         ----------   ----------    ---------    ---------    ---------
                                         ----------   ----------    ---------    ---------    ---------

                                                                  YEAR ENDED DECEMBER 31
                                              -------------------------------------------------------------
SUMMARY OF OPERATIONS
(continued)                                       1995        1994          1993        1992          1991
                                                  ----        ----          ----        ----          ----
Earnings (loss) per common
 and common equivalent share:
  Primary:
    From continuing operations                $  (.52)      $(1.02)      $ (.55)      $ (.47)       $(.46)
    From discontinued operations                                            .01         (.19)        (.44)
                                               --------      -------      -------      -------       ------
    (Loss) before
     extraordinary item and
     cumulative effect of change
     in accounting principle                     (.52)       (1.02)        (.54)        (.66)        (.90)

     Extraordinary item                                                    (.06)

     Cumulative effect of
      change in accounting
      principle                                                                         1.55
                                               --------      -------      -------      -------       ------
     Net earnings (loss)                      $  (.52)      $(1.02)      $( .60)      $  .89        $(.90)
                                               --------      -------      -------      -------       ------
                                               --------      -------      -------      -------       ------

    Fully diluted:
     From continuing operations                                                       $ (.31)
     From discontinued operations                                                       (.16)
                                                                                       -------
     (Loss) before cumulative
      effect of change in
      accounting principle                                                              (.47)

      Cumulative effect of change
       in accounting principle                                                          1.29
                                                                                       -------

      Net earnings                                                                    $  .82
                                                                                       -------
                                                                                       -------

                                                                  DECEMBER 31
                                           ------------------------------------------------------------
                                              1995         1994        1993         1992         1991
                                              ----         ----        ----         ----         ----
BALANCE SHEET DATA
    Working Capital
      (Deficiency) (1)                    $(18,051)    $ (6,455)    $ 28,547     $ 19,521     $ 14,901
    Total Assets                           135,910      146,115      162,758      226,307      212,890
    Long-Term Debt (1)                       1,520        4,701       19,738       70,652       65,976
    Stockholders' Equity                    88,963       97,534      108,809      115,197      102,012

OTHER DATA

    Cash (Deficiency) from
      Operating Activities                $   (170)    $  9,540     $ 10,544     $ 12,520     $  9,315
    Payments of Indebtedness                   644        3,942       25,431       11,986       11,825
    Capital Expenditures                       634       17,307       10,820        7,728       13,023
    Additional Indebtedness                               5,650        5,000       21,606       23,544

(1) At December 31, 1995 and 1994, an additional $17.9 million and $19.7 million, respectively, of liabilities have been classified as current because of present or possible covenant violations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    During the three year period ended December 31, 1995, the Company required substantial funds for capital expenditures, debt payments and other long-term asset additions totaling $28.8 million, $30.0 million and $6.3 million, respectively. The Company's operating activities provided $21.0 million of cash while additional debt totaling $10.7 million was incurred during the three year period, primarily for capital expenditures. The Company made $1.4 million of advances to SRL in 1995. In 1993, Nord Kaolin Company ("NKC") sold a 20% minority interest to an investor for $4.95 million in cash and received an additional $5.05 million of raw materials from the investor. Also in 1993, the Company sold a 50% interest in its rutile operations to an Australian mining company and received gross proceeds of $56.8 million, of which $20 million was used to retire a convertible debenture. Of the remaining proceeds received, the Company used $13.6 million to repay other indebtedness.

    During 1994 and 1993, the Company converted $2.9 million and $2.5 million, respectively, of its advances to Nord Pacific Limited ("Pacific") to shares of Pacific's common stock. In 1995, the Company received a $167,000 dividend on its investment in Pacific.

    The Company anticipates that its domestic (non-SRL) operations will require cash to fund its activities during 1996. Operations at NKC are projected to improve so that during the second half of 1996 NKC could generate cash to repay a portion of the advances previously made by the Company. However, repayment of such advances is limited under the NKC lease agreements. This improvement in cash flow of the kaolin segment is expected to result from increasing levels of sales of its Norplex-Registered Trademark- line of products, the amount and timing of which cannot be projected with any certainty. To conserve cash, NKC does not anticipate making significant capital expenditures unless warranted by improving product market conditions. The Company also expects to be required to fund SRL's operating cash needs as further described below. These situations are likely to cause the Company to seek additional sources of funds during 1996. These sources could include proceeds from claims filed under the Company's political risk insurance policies (currently limited to $2.7 million available to the Company under the bank financing agreements), external funding at SRL to reduce demands on the Company's cash balances, sale of an interest in certain of its assets or equity/debt placements by the Company. However, the Company cannot determine which, if any, of the above financing alternatives would be available at terms acceptable to the Company. Unless the Company is successful in obtaining additional funding, its cash reserves may be inadequate for it to continue without modification of its present operations. In addition, the Company would likely be unable to satisfy any demands for payment from the NKC's lessors or from SRL's lenders as described below.

    The Company has filed an initial claim for damage due to political violence at SRL under one of its political risk insurance policies. Additional claims are likely to be filed as more information becomes available as to damage at the SRL mine and the cost to repair equipment. The Company is not able to estimate the amount or timing of payments which may be received from claims under this policy. The Company has pledged any proceeds in excess of $2.7 million it may receive under this policy as security under the bank financing agreements.

    Due to civil disturbances in Sierra Leone, operations of the Company's 50% owned rutile segment were suspended in January 1995. The Company cannot estimate the amount of funds which will ultimately be required for SRL to resume operations in Sierra Leone. SRL has instituted steps to minimize its cash requirements during the suspension of its operations, including termination of substantially all of its work force and delaying vendor payments. However, due to the lengthy suspension of its production, SRL has been and will continue to be relying on funds from the Company and its other 50% owner to sustain its operations. Unless SRL is able to obtain alternate funding, the amount of cash required by SRL from the Company in 1996 is likely to exceed the amount the Company provided in 1995. In addition, SRL is not in compliance with certain financial and operational covenants under its bank financing agreements at December 31, 1995. At December 31, 1995, the Company's 50% share of SRL's liabilities to the lenders is $23.5 million, payment of which has been guaranteed by the Company. The lenders have agreed to forebear through January 1, 1997 from accelerating payment of the outstanding indebtedness to enable SRL to assess the situation in Sierra Leone. The forebearance would terminate if a material change in conditions occurs, as determined by the lenders. In addition, the forebearance requires SRL to expend at least $500,000 each quarter to pay for its liabilities and purchases. All principal payments deferred under the forebearance ($7.5 million as the Company's 50% share) are due on January 1, 1997. It is likely that prior to that date SRL will request other modifications of the financing agreements including further deferral of payments due the lenders. In addition to potentially requiring funds to sustain its current operations, SRL will need to seek funds through additional bank financing or from other undetermined sources when a decision is made to resume its operations in Sierra Leone. SRL is unable to determine the amount of funds which will be required for this purpose or if adequate funds would be available from undetermined sources on conditions acceptable to SRL and the Company.

    Payments under lease agreements at NKC are guaranteed by the Company. The guarantee requires the Company to maintain minimum levels of tangible net worth compared to total liabilities and of cash flow relative to current maturities of long-term debt. The lease agreements also place restrictions on the amount of cash which NKC may transfer to its owners and limitations on the repayment of advances previously made by the Company to NKC in the event of a covenant violation. At December 31, 1995, the Company was in violation of the cash flow covenant and has requested a waiver of the covenant from the NKC lessors. Although the lessors have not demanded acceleration of payment of the various leases, they have not indicated a willingness to grant a waiver of the default or to modify the covenant. The lessors have the ability to require liquidated damages ($14.5 million at

December 31, 1995) and could also elect to retain ownership of the leased equipment. The Company cannot determine the willingness of the lessors to agree to any modifications on terms which would be acceptable to the Company nor their willingness to continue to refrain from taking any action to enforce their rights under the lease agreement.

    The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the above described situations relative to SRL's lenders and NKC's lessors, certain long-term liabilities have been classified as current on the balance sheet and the Company has a working capital deficiency at December 31, 1995. In addition, SRL will likely continue to require funds to sustain its operations until it is able to obtain additional funding from other currently unidentified sources. Furthermore, NKC continues to operate at a loss and to generate negative cash flows from operations. These factors raise substantial doubt about the Company's ability to have sufficient capital resources available to fund its potential cash requirements and continue as a going concern for a reasonable period of time.

    The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to have sufficient cash to meet its obligations on a timely basis, to comply with the terms and covenants of its financing and lease agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations. Management of the Company and SRL are continuing their efforts to obtain control of the rutile mining operation and to identify sources of funds so that the SRL can meet its obligations and sustain its operations. Management of the Company believes that improved markets for its kaolin products will result in increased sales levels and ultimately operating profits. However, management cannot provide any assurance that these events will occur.

    The Company's principal financial requirements and anticipated sources and uses of funds for 1996 on a segment basis are described below.

                                     RUTILE (SRL)

    Activity reported below includes 100% of the amounts recorded by SRL and parenthetically the amount recorded in the Company's financial statements (reflecting the sale of 50% of SRL in November 1993). Amounts included are for the two years ended December 31, 1994 as the Company adopted the cost basis of accounting for its investment in SRL at December 31, 1994.

    During the above period, SRL utilized $43.3 million ($26.6 million) of its operational cash flow for capital expenditures, primarily for completion of the Lanti deposit development, enhancement and expansion of production and recovery processes and purchase of earth moving equipment, while $16.4 million ($10.7 million) was borrowed under the financing agreements. During the period, SRL made debt principal payments of $10.2 million ($6.3 million) and paid $7.5 million in dividends to the Company. At December 31, 1995, SRL had outstanding liabilities under its financing agreements totaling $47.0 million ($23.5 million). Of this amount $30.5 million ($15.3 million) of long-term debt has been classified as a current liability due to the default of a covenant at December 31, 1995.

    At December 31, 1995, $10.5 million had not been borrowed by SRL under financing agreements with four international development banks to fund capital expenditures. Due to the suspension of mining operations in Sierra Leone, SRL is currently not able to borrow any funds under these agreements. In addition to the financial covenants and cash escrow requirements previously noted, the financing agreements contain restrictions on SRL's ability to declare dividends and also place limitations on the amount of cash transfers from SRL to its owners. Under the terms of the financing agreements, SRL is required to complete a capital improvement program totaling $83.3 million by December 1996, of which SRL expended $58 million through December 31, 1995. SRL is presently unable to determine the extent to which this capital expansion program has been affected by the situation in Sierra Leone, although it is likely that major modifications will have to be made to the program once mining operations recommence. Any such modifications would require approval of the current SRL lenders and no assurance can be given that SRL would be successful if it sought such modifications.

                                     KAOLIN (NKC)

    During the three year period ended December 31, 1995, NKC's capital expenditures have been primarily for the acquisition of mineral properties and recurring type items. During this period, NKC repaid $12.7 million of indebtedness, primarily by borrowing funds from the Company. NKC does not anticipate that it will expend significant amounts for capital expenditures during 1996. At December 31, 1995, NKC had outstanding debt totaling $4.7 million. Based on current cash flow projections, NKC does not anticipate that it will be able to make any distributions to its owners in 1996 but expects to reimburse the Company for a portion of the expenses paid by the Company on behalf of NKC.

RESULTS OF OPERATIONS

    The Company incurred a loss from continuing operations of $8.3 million in 1995 compared to a loss of $15.6 million in 1994. Operating results from SRL and NKC are discussed below. Operating results in 1995 do not include the 50% owned operations of SRL which are not consolidated by the Company beginning in 1995. Operating results in 1995 included $526,000 as the Company's share of earnings from an affiliate compared to $1.6 million as the Company's share of earnings in 1994. The Company recorded a provision for impairment of $3.2 million in 1995 relating primarily to its investment in SRL. Also affecting operating results was $3.2 million of income from the settlement of litigation in 1995 compared to $950,000 of income from the same source in 1994 and a $1.5 million gain on sale of 50% of SRL which the Company recorded in 1994.

    The Company incurred a loss from continuing operations of $15.6 million in 1994 compared to a loss of $8.4 million in 1993. Operating results from SRL and NKC are discussed below. Operating results included $1.6 million as the Company's share of earnings from an affiliate compared to a $1.3 million loss from the affiliate in 1993. In addition, the final settlement of the Company's sale of 50% of its rutile segment resulted in a $1.5 million gain in 1994. Interest expense decreased to $1.6 million in 1994 compared to $6.3 million in 1993 as the Company retired a substantial portion of debt in November 1993 and capitalized $609,000 of interest in 1994. Included in the 1993 loss was $4.75 million for the settlement of litigation against the Company and certain of its officers and a $3.1 million provision for impairment. The Company recognized $950,000 of other income in 1994 compared to $4.2 million in 1993 in connection with settlements received from defendants of litigation instituted by SRL. Selling, general and administrative expense in 1994 included a $1 million payment to the government of Sierra Leone to resolve certain claims made against SRL.

    The Company recognizes the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No amounts were recorded for domestic taxes in 1995 and a minor refund was recorded in 1994, as the Company incurred net operating losses during those years and a valuation allowance was recorded for any deferred tax asset generated. The Company's domestic income tax expense in 1993 includes the tax effect of certain differences between financial statement amounts and amounts to be included in the Company's federal income tax return. These differences consist of a tax deduction related to previously granted stock options and awards and taxable income on the sale of a 20% interest in Nord Kaolin Company, which is recorded as a component of additional paid-in capital in 1993. Also included in 1993 domestic tax expense is a $1.0 million payment of Alternative Minimum Tax.

    The Company's foreign income tax expense (benefit) consists primarily of taxes related to earnings of SRL in Sierra Leone, where SRL's effective income tax rate is 37.5%, with a minimum amount of income tax paid equal to 3.5% of
sales.   Sierra Leone's method of depreciation is different from domestic tax law in that it allows SRL to elect when to take a depreciation deduction and there is no time limitation as to when any unused depreciation may be deducted. SRL enjoyed a tax holiday in Sierra Leone through June 1987 and during that holiday, it was not required to use any tax depreciation, creating a substantial
difference between financial statement and tax depreciation.   In 1993, the
Company determined that SRL would not be required to utilize tax deductions of $18.8 million for prior periods, for which the tax effect of over $7.1 million has been included as a reduction of tax expense and an increase in the Company's deferred tax asset during the fourth quarter of

1993. As a result of the suspension of mining operations at SRL, the Company determined that a valuation allowance is required for SRL's deferred tax assets. Accordingly, the Company's tax provision for 1994 includes a charge of $14.1 million for this valuation allowance.

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

    The amounts disclosed for SRL include 100% of SRL's operations through November 17, 1993 and 50% from November 17, 1993 through December 31, 1994. At December 31, 1994, the Company adopted the cost basis of accounting for its investment in SRL, due to the above described suspension of mining operations in early 1995. Therefore, no operating results from SRL are included in the Company's statement of operations for the year ended December 31, 1995.

    The Company's share of SRL revenues declined in 1994 compared to 1993 due to the above noted 1993 change in ownership. For 100% of SRL's operations, average sales prices declined by 5.6% while tonnes (2,204.6 lbs.) of rutile sold increased by 6.1% in 1994 compared to 1993. Other income in 1993 includes $3.7 million of proceeds from the partial settlement of legal proceedings brought by SRL against its former sales agent and others. After the sale of a 50% interest in SRL in 1993, the Company was responsible for all costs of this litigation and received all settlement proceeds. Included in revenues are sales to individual customers which exceeded 10% of the Company's revenues during 1994 and 1993, as disclosed in Note T - Industry Segments to the Financial Statements.

      Cost of sales as a percentage of sales was 78.7% and 75.1% in 1994 and 1993, respectively. Cost of sales as a percentage of sales increased in 1994 compared to 1993 due primarily to the effect of lower average prices received in 1994 and an increase in cost of maintenance.

      Operating earnings from this segment, before interest expense and income taxes, were $3.8 million and $14.6 million in 1994 and 1993, respectively. The Company's share of operating earnings from this segment decreased in 1994 compared to 1993 due in part to the aforementioned 1993 change in ownership. In comparing 100% of this segment's operation in 1994 to 1993, lower operating earnings were realized due to higher cost of sales as noted above. In addition, selling, general and administrative expense in 1994 includes a payment of $1 million to the government of Sierra Leone to resolve certain claims made by the government against SRL for late payment of duties.


                                     KAOLIN (NKC)

      Although revenues from the sale of the Company's Norplex-Registered Trademark- products increased to $24 million in 1995 from $23 million in 1994, total revenues decreased to $37.3 million in 1995 from $41.2 million in 1994. The increase in Norplex-Registered Trademark- revenues resulted from higher average selling prices in 1995 compared to 1994, due primarily to the mix of products sold, although a lower volume of tons were sold in 1995. Sales revenue for the Company's Norcal-Registered Trademark- and conventional products decreased to $12.8 million in 1995 compared to $18.2 million in 1994. The decline in sales volume for Norcal-Registered Trademark- and conventional products was primarily due to lower demand for these products, particularly in the fourth quarter of 1995. It is the Company's intention to continue to emphasize sales of the Norplex-Registered Trademark- and Norcal-Registered Trademark- products.

      Revenues increased in 1994 compared to 1993, as revenues in 1994 include $28.8 million from sales of the Company's Norplex-Registered Trademark- and Norcal-Registered Trademark- products compared to $21.3 million in 1993. In 1994 the Company sold 33% more tons of Norplex-Registered Trademark- and 5% more tons of Norcal-Registered Trademark- compared to 1993. Revenues for Norplex-Registered Trademark- increased by 44% due to the increased tons sold plus an increase of 8% in average selling prices. Norcal-Registered Trademark-revenues increased by 10% as average prices increased by 5%. The Company's conventional products revenue also increased by 15% due to a 12% increase in tons sold and a 3% average increase in selling price. The increase in sales volume and price in 1994 for all products enabled the Company to recover its cost of sales. Included in revenues are sales which exceeded 10% of the Company's revenues to three customers in 1995 and to one customer in each of during 1994 and 1993 as disclosed in Note T - Industry Segments to the Financial Statements.

      Cost of sales as a percentage of sales was 101.6%, 96.5% and 107.5% in 1995, 1994 and 1993, respectively. The increase in the cost of sales percentage in 1995 was the result of the lower sales volume of Norcal-Registered Trademark-and conventional products along with increases in certain raw material costs. The decrease in the cost of sales percentage in 1994 was due to the increased sales volume and price of all products and a decrease in certain production costs. The increase in sales volume in 1993 of Norcal-Registered Trademark- and Norplex-Registered Trademark- was sufficient to improve the cost of sales percentage in 1993, although the Company experienced declines in sales volume of conventional products.

      NKC's operating loss was $6.1 million, $4.7 million and $9.7 million in 1995, 1994 and 1993, respectively. While revenues from the Company's Norplex-Registered Trademark- products increased in 1995 compared to 1994, lower sales volume of the Company's Norcal-Registered Trademark- and conventional products, lower average selling prices of these products and higher cost of certain raw materials resulted in an increased operating loss in 1995 compared to 1994. The decrease in operating loss in 1994 compared to 1993 resulted from the lower cost of sales and reductions in general and administrative costs.

      NKC has incurred annual operating losses beginning in 1989 due primarily to the costs associated with development and market introduction of its Norplex-Registered Trademark- products and a longer than anticipated new product introduction period. In addition, in the early 1990's lower demand and prices for certain of its products as a result of the recession contributed to NKC's operating losses. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its fixed and variable costs of production during this period. This situation improved during 1994 as the sales volume and prices of Norplex-Registered Trademark- products reached levels sufficient to recover the fixed and variable production costs and to begin to fund the selling, general and administrative costs of NKC. However, during 1995, lower sales volumes of Norcal-Registered Trademark- and conventional products and higher cost of production caused increased operating losses compared to 1994. NKC is attempting to recover lost sales volumes in those two product-lines until such time as the volume of Norplex-Registered Trademark- products are at a level to generate adequate operating earnings. However, until the level of Norplex-Registered Trademark- sales volume and prices improve, NKC expects to continue to experience operating losses. The Company cannot precisely estimate when or if adequate sales levels of Norplex-Registered Trademark- products will be achieved or the level of operating losses which will be incurred during the future periods. Based upon recent conversions of customers to the Norplex-Registered Trademark- products and future testing and conversion at a number of different customer locations, the Company believes that the above noted improvement in Norplex-Registered Trademark- sales levels and operating results is likely to occur.


INFLATION

      The Company has not been significantly affected by inflation in recent years and anticipates that it will not be significantly affected by inflation during 1996. The Company is not expected to be affected by changes in interest rates as a majority of its indebtedness is at fixed rates of interest.


ECONOMIC OUTLOOK

      The Company's two operating segments' (SRL and NKC) primary markets are the paint and paper industries. Accordingly, operating results are hinged very closely to the general economic conditions in the United States and most of the western world.

      Historically, demand for titanium based feedstocks, for the titanium dioxide pigment industry (the market for SRL products) has followed the major global business and economic cycles and generally has followed or exceeded regional GDP in their growth and consumption rates. The foundation for supply and demand and pricing for natural rutile is based to a significant degree on the world wide consumption of titanium dioxide pigments. These pigments represent the largest single application for titanium dioxide raw material feedstock, representing approximately 95% of the end use of these minerals as feedstock. The global Ti02 industry began recovering in 1994 after 3 years of declining prices caused by demand bottoming out in 1991 corresponding with the onset of unfortunately ill-timed implementation of new pigment plant capacities.

      The rutile segment was poised to take advantage of the increased demand for high level titanium feedstocks in 1995 and had implemented a program to increase its overall production of Ti02 feedstocks from its current level to 190,000 tonnes annually with a scheduled start-up of this increased production capability in the fourth quarter of 1995. Unfortunately during January 1995, the rutile operations in Sierra Leone, West Africa came under military attack from non-government forces and were overrun by such forces. The Company and its other 50% owner (Consolidated Rutile Limited) suspended all operations at the minesite on January 20, 1995 and cannot determine when the SRL operations will resume.

      In February 1996, a small contingent of employees of SRL was able to visit the minesite and perform a limited assessment of the facilities. Preliminary inspections confirm that major assets remain substantially intact; however, it is likely that the lack of regular maintenance has caused some damage. It was also confirmed that foodstores, small vehicles, housing, furniture and fixtures and office facilities have been damaged or severely looted, although SRL is not yet able to estimate the extent of damage which has occurred. Security in the country and specifically at the minesite, while still unstable, appears to be improving and SRL expects to continue its inspections of the minesite with the goal of reopening the mine. However, Company management is unable to predict at this time when this event will occur. It is important to note that on February 26 and 27 Sierra Leone held democratic presidential elections for the first time in almost twenty years. A civilian president was elected on March 15, 1996 in a second ballot election held because the first round of balloting held February 26 and 27 did not yield a winner by a 55% majority vote. Also, talks aimed at resolving the current conflict are being held between representatives of the current Sierra Leone government and the rebel group that oppose the government. Both events are seen as positive developments toward peace and stability in Sierra Leone.

      The Company's financial results were negatively effected in 1995 by the situation at its rutile operation in Sierra Leone, West Africa. The suspension of these operations will also have a continuing negative impact on 1996 financial results.

      NKC, the Company's other operating segment, produces and markets products to the North American paper industry. After industry growth in 1994, paper production slowed down in 1995 reflecting an estimated 3.2% 1995 GDP rate compared to 6.2% GDP in 1994. It is expected that 1996 will exhibit more conservative GDP growth at 2 to 2.5%. After a short period of inventory correction resulting from a worldwide 1995 fourth quarter decline in paper shipments, paper industry analysts expect growth in paper demand will resume to 3 to 3.5% in 1996's second and third quarters, and 2% growth by year end.

      The 1995 fourth quarter for most paper companies was poor as inventories increased as demand fell off and paper prices dropped. This condition, particularly in white paper production, NKC's main market segment, is expected to be short-lived as mills took down time in December 1995 to help correct the inventory build up. Overall, white papers - coated and uncoated communication papers - are expected to grow in line with GDP projections in 1996.

      Sales of NKC's Norplex product line decreased in 1995 compared to 1994 primarily due to the 1995 fourth quarter slump in paper production. Economic indicators and industry forecasters still point to a growth year for paper production in 1996 although at a slower rate than 1995. This market condition, however, is expected to help Norplex sales as papermakers look more closely toward cost savings to improve profitability. Paper industry operating rates are not expected to reach levels to support increases in paper prices. In fact, a reduction in paper prices, beginning in the fourth quarter of 1995, is expected to put pressure on margins and an emphasis on cost savings programs.
As a result, NKC anticipates a gain in market share for its Norplex products and improvement in operating results from this segment in 1996. As discussed above, the markets served by NKC are directly affected by overall economic activity, particularly in North America.

      The Company also has a 35% ownership interest in Nord Pacific Limited. Nord Pacific Limited is engaged in the production of copper and in the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea and North America including Mexico. Nord Pacific Limited's only operation at this time is a copper mining and processing facility in eastern Australia. The earnings of this operation are directly affected by world economic growth and the increase or decrease in demand for copper. The above is qualified to the extent that Nord Pacific Limited's copper financial instruments guarantee a minimum price of $1.07 per pound through the first quarter of 1996 and a minimum price of $1.10 per pound for the period March through December 1996 and a minimum price of $1.02 per pound for the period January 1997 through December 1997. The price for copper rose steadily from the end of 1993 and increased dramatically throughout 1994 and 1995. At the end of 1995 it stood at $1.26/lb. compared to a low of $.78 per lb. towards the end of 1993. Nord Pacific Limited is projecting that production of copper in 1996 will increase over pounds produced in 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          INDEX TO FINANCIAL STATEMENTS:                     Page
                                                             ----
          Independent Auditors' Report                        30
          Consolidated Balance Sheets                         32
          Consolidated Statements of Operations               33
          Consolidated Statements of Stockholders' Equity     34
          Consolidated Statements of Cash Flows               35
          Notes to Consolidated Financial Statements          36


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Nord Resources Corporation
Dayton, Ohio


We have audited the accompanying consolidated balance sheets of Nord
Resources Corporation and Subsidiaries ("Company") as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these statements based on our audits. We did not audit the financial statements of Sierra
Rutile Limited (a 50% owned subsidiary) and related Rutile Segment entities (together the "Rutile Segment") for the years ended December 31, 1995 and 1994, the Company's investment in which is accounted for on the cost method as of and for the year ended December 31, 1995 and as of December 31, 1994, and by proportionate consolidation for the years ended December 31, 1994 and 1993. The Company's investment in the Rutile Segment constitutes 48% and 47% of consolidated total assets at December 31, 1995 and 1994, respectively, and 0% and 42% of consolidated total revenues for the years ended December 31, 1995 and 1994, respectively. Other auditors were engaged to audit the financial statements of the Rutile Segment prepared in conformity with accounting principles generally accepted in the United Kingdom as of and for the years ended December 31, 1995 and 1994, and their report stated that they were unable to express an opinion on the 1995 and 1994 financial statements of the Rutile Segment because they were unable to complete substantial auditing procedures and because of the uncertain impact on the financial statement carrying amounts following civil unrest near the mine facilities of the Rutile Segment. The report of the other auditors has been furnished to us, and our report, insofar as it relates to the amounts included for the Rutile Segment, is based on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our report.

In our opinion, the consolidated statements of operations and cash flows for the year ended December 31, 1993 present fairly, in all material respects, the Company's results of operations and cash flows in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and C to the consolidated financial statements, operations of the Rutile Segment have been suspended subsequent to

December 31, 1994 because of civil war activities in the area near the Rutile Segment's mine in Sierra Leone. As discussed in Note A, funds to satisfy the Rutile Segment's obligations incurred while mining operations are suspended, and for repairs to mine assets and restart costs may be required from the Company; the amount and availability of such funds cannot be presently determined. As discussed in Notes A and G, the Rutile Segment is not in compliance with provisions of various bank financing agreements that are guaranteed by the Company and, although the Rutile Segment has received forbearance through January 1, 1997, the forbearance could be terminated in certain circumstances; as a result, these obligations are classified as current liabilities. As discussed in Note A, the kaolin segment continues to operate at a loss and to generate negative cash flows from operations; and as further discussed in Note M, the Company is in default of a financial covenant in lease agreements related to the kaolin segment which, as a result, are classified as current liabilities. As a result of the classification of the Rutile Segment obligations and kaolin leases in default as current liabilities, the negative cash flows of the kaolin segment, and the funding in 1995 of certain cash requirements of the Rutile Segment, the Company has negative working capital at December 31, 1995. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties referred to in the preceding paragraph, and the inability of the other auditors to express an opinion on the financial statements of the Rutile Segment, we are unable to express, and we do not express, an opinion on the Company's consolidated financial statements for 1995 and 1994.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for its investment in the Rutile Segment to the cost basis of accounting at December 31, 1994.




Deloitte & Touche LLP

Dayton, Ohio
March 25, 1996


NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS  (Notes A and G)                              1995           1994
- -----------------------                            --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                       $  6,054       $  8,946

   Restricted cash - SRL (Notes C and G)              2,431          2,934

   Accounts receivable:
    Trade (less allowance of $145 in 1994)            4,576          6,897
    Related parties                                       9          2,094
    Other                                               965          1,302
                                                   --------       --------

                                                      5,550         10,293

   Inventories:
    Finished and semi-finished                        1,271          1,342
    Supplies                                          1,725          1,736
                                                   --------       --------
                                                      2,996          3,078

   Prepaid expenses                                     459            615
                                                   --------       --------

TOTAL CURRENT ASSETS                                 17,490         25,866

RESTRICTED CASH AND
   INVESTMENTS  (Note G)                              2,607          2,797

INVESTMENT IN AND ADVANCES TO
   AFFILIATES  (Note D)                               8,338          8,142

INVESTMENT IN SRL, at cost as
   described in Note A (Note C)                      63,517         64,353

PROPERTY, PLANT AND EQUIPMENT, at cost
   less accumulated depreciation and depletion
    (Note E)                                         34,374         36,804

OTHER ASSETS  (Note F)                                9,584          8,153
                                                   --------       --------
                                                   $135,910       $146,115
                                                   --------       --------
                                                   --------       --------




LIABILITIES AND
STOCKHOLDERS' EQUITY (Note A)                        1995            1994
- -----------------------------                      --------       --------
CURRENT LIABILITIES:
   Accounts payable                                $  2,705        $ 3,059
   Accounts payable - related party                   4,065          4,310
   Accrued expenses                                     828          1,193
   Accrued reclamation                                  812            717
   Accrued taxes other than income                      492            534
   Obligations to lenders - SRL (Notes C and G)      23,458         23,234
   Obligations in default (Notes G and M)             2,991
   Current maturities of long-term debt (Note G)        190            644
                                                   --------       --------

TOTAL CURRENT LIABILITIES                            35,541         33,691

LONG-TERM DEBT  (Note G)                              1,520          4,701

LONG-TERM LIABILITIES:
   Retirement and postretirement benefits
     (Notes H and I)                                  6,490          5,225
   Deferred rent (Note M)                               373            507
                                                   --------       --------
                                                      6,863          5,732
COMMITMENTS AND CONTINGENT LIABILITIES
(Notes C, J, K, L, and M)

MINORITY INTEREST  (Note N)                           3,023          4,457

STOCKHOLDERS'  EQUITY  (Notes G and O):
   Common Stock, par value $.01 per share:
    authorized, 25,000,000 shares, issued and
    outstanding 15,838,408 - 1995 and 1994              158            158
   Additional paid-in capital                        58,137         58,137
   Retained earnings, restricted (Notes G and O)     30,833         39,092
   Cumulative foreign currency translation
    adjustment  (Note D)                                282            282
   Minimum pension liability  (Note H)                (447)          (135)
                                                   --------       --------
                                                     88,963         97,534
                                                   --------       --------

                                                   $135,910       $146,115
                                                   --------       --------
                                                   --------       --------

                    See notes to consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              1995           1994           1993
                                                           ----------     ----------     ----------
REVENUES:
 Sales                                                      $  36,755      $  71,494      $  88,446
 Other revenues                                                   650            337          1,157
                                                           ----------     ----------     ----------

 Total Revenues                                                37,405         71,831         89,603

OPERATING COSTS AND EXPENSES:
 Cost of sales                                                 37,429         63,762         77,310
 Selling, general, and administrative expenses                 10,286         13,685         12,556
                                                           ----------     ----------     ----------

 Total Operating Costs and Expenses                            47,715         77,447         89,866
                                                           ----------     ----------     ----------

(LOSS) FROM OPERATIONS                                        (10,310)        (5,616)          (263)

OTHER INCOME (EXPENSE):
 Interest income                                                  688            854            383
 Interest expense                                                (647)        (1,615)        (6,287)
 Litigation recoveries  (Note J)                                3,225            950          4,200
 Stockholder litigation settlement  (Note J)                                                 (4,750)
 Provision for impairment of investments:  (Note D)
     SRL                                                       (3,000)
     Other                                                       (175)                       (3,074)
 Gain on sale of 50% of rutile segment  (Note C)                               1,527
 Equity in net earnings (loss) of affiliate  (Note D)             526          1,613         (1,299)
 Minority interest                                              1,434          1,321          1,166
                                                           ----------     ----------     ----------

 Total Other Income (Expense)                                   2,051          4,650         (9,661)
                                                           ----------     ----------     ----------

(LOSS) FROM CONTINUING OPERATIONS BEFORE
 INCOME TAX (EXPENSE) BENEFIT                                  (8,259)          (966)        (9,924)

INCOME TAX (EXPENSE) BENEFIT  (Note P)                                       (14,645)         1,562
                                                           ----------     ----------     ----------

(LOSS) FROM CONTINUING OPERATIONS                              (8,259)       (15,611)        (8,362)

EARNINGS FROM DISCONTINUED OPERATIONS (Note Q)                                                  106
                                                           ----------     ----------     ----------

(LOSS) BEFORE EXTRAORDINARY ITEM                               (8,259)       (15,611)        (8,256)

EXTRAORDINARY ITEM - Loss on early extinguishment
 of debt (Note C)                                                                              (826)
                                                           ----------     ----------     ----------

NET (LOSS)                                                  $  (8,259)    $  (15,611)    $   (9,082)
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE (Note B):
 From continuing operations                                $     (.52)     $   (1.02)   $      (.55)
 From discontinued operations                                                                   .01
                                                           ----------     ----------     ----------
 (Loss) before extraordinary item                                (.52)         (1.02)          (.54)
 Extraordinary item                                                                            (.06)
                                                           ----------     ----------     ----------
 Net (loss)                                                $     (.52)     $   (1.02)    $     (.60)
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------
 Average shares                                                15,839         15,306         15,134
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------

                    See notes to consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
  (IN THOUSANDS EXCEPT SHARES)

                                              Common Stock                                           Cumulative
                                               Outstanding                                            Foreign
                                       ---------------------------      Additional                    Currency       Minimum
                                                                         Paid-in       Retained      Translation     Pension
                                          Shares         Amount          Capital       Earnings      Adjustment     Liability
                                       ------------   ------------     -----------    ----------     ----------    -----------
Balance - December 31, 1992            15,128,474        $   151       $ 51,105       $ 63,785        $   156        $

  Net (loss)                                                                            (9,082)
  Exercise of stock options                11,500                            30
  Compensation related to
    non-qualified options                                                   315
  Net gain on issuance of stock
    by subsidiary (Note N)                                                  793
  Tax benefit from common stock
    transactions                                                          1,613
  Foreign currency translation
    adjustment                                                                                            223
  Minimum pension liability (Note H)                                                                                    (280)
                                       ----------     ----------     ----------     ----------     ----------     ----------

Balance - December 31, 1993            15,139,974            151         53,856         54,703            379           (280)

  Net (loss)                                                                           (15,611)
  Exercise of stock options                 8,275                            38
  Issuance of common stock (Note J)       690,159              7          4,243
  Foreign currency translation
    adjustment                                                                                            (97)
  Minimum pension liability (Note H)                                                                                     145
                                       ----------     ----------     ----------     ----------     ----------     ----------

Balance - December 31, 1994            15,838,408            158         58,137         39,092            282           (135)

  Net (loss)                                                                            (8,259)
  Minimum pension liability (Note H)                                                                                    (312)
                                       ----------     ----------     ----------     ----------     ----------     ----------

Balance - December 31, 1995            15,838,408        $   158       $ 58,137       $ 30,833        $   282        $  (447)
                                       ----------     ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------     ----------


                    See notes to consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
  (IN THOUSANDS)

                                                                    1995           1994           1993
                                                                 ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES (Note S):
     Rutile                                                       $              $ 12,040      $  17,069
     Domestic                                                         (170)        (2,034)        (5,913)
                                                                 ---------      ---------      ---------

  Net cash provided by (used in) operating activities                 (170)        10,006         11,156
                                                                 ---------      ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures:
     Rutile                                                                       (16,378)       (10,214)
     Domestic                                                         (634)          (929)          (606)
  Net proceeds from sale of minority interest-Domestic                                            4,950
  Net cash proceeds from sale of 50% of SRL
    (gross proceeds, $56.8 million) - Domestic                       2,000                        29,461
  Additions to other assets:
     Rutile                                                                            (9)          (305)
     Domestic                                                       (2,353)        (1,539)        (2,127)
  Additional investment in SRL                                      (1,436)
  Decrease (increase) in investments in and
    advances to affiliates - Domestic                                  155            (74)        (1,750)
                                                                 ---------      ---------      ---------

  Net cash provided by (used in) investing activities               (2,268)       (18,929)        19,409
                                                                 ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional indebtedness - Rutile                                                  5,650          5,000
  Payments of indebtedness:
     Rutile                                                                        (3,473)        (2,796)
     Domestic                                                         (644)          (469)       (22,635)
  Restricted cash and investments:
     Rutile                                                                          (158)        (3,106)
     Domestic                                                         190            (194)        (2,304)
  Stock option activity - Domestic                                                     37             31
                                                                 ---------      ---------      ---------

  Net cash provided by (used in) financing activities                 (454)         1,393        (25,810)
                                                                 ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,892)        (7,530)         4,755

CASH AND CASH EQUIVALENTS - Beginning of year                        8,946         20,555         15,800

CASH INCLUDED IN INVESTMENT IN RUTILE SEGMENT
  AT DECEMBER 31, 1994                                                             (4,079)
                                                                 ---------      ---------      ---------

CASH AND CASH EQUIVALENTS - End of year                           $  6,054       $  8,946      $  20,555
                                                                 ---------      ---------      ---------
                                                                 ---------      ---------      ---------

CASH PAID FOR:
  Interest, net of $609 capitalized in 1994                       $    613       $  2,119      $   6,127

  Income taxes                                                                   $    865      $   3,090

NON-CASH TRANSACTIONS:
  Conversion of advances to affiliate into common stock (Note D)                 $  2,900      $   2,500
  Debenture retired in connection with sale of 50% of SRL                                      $  20,000
  Stock issued to settle long-term liability (Note J)                            $  4,250
  Refinancing of IDR Bond                                                        $  1,900
  Minimum pension liability                                       $    312       $   (145)     $     280

                   See notes to consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

A.  BASIS OF PRESENTATION

The Company is engaged in operating natural resource properties for production of kaolin and rutile (titanium dioxide) and in the production of kaolin-based pigments. Kaolin products are sold to the paper industry primarily in the United States and rutile is sold primarily to the paint pigment industry in the United States, Europe and the Far East. The Company has a normal business cycle which occurs over an extended period of time. Production facilities and raw material supplies for the rutile operation are located in Sierra Leone, in west Africa. As Sierra Leone is a third-world country, the operations are subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries.

The preparation of these financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include rates of return on investments and rates of discounting and salary escalation and other actuarial assumptions used to evaluate retirement and postretirement benefits. Estimates of mineral reserves are used as a basis for amortization of certain of the Company's long-term assets. Events which have occurred in Sierra Leone since early 1995 indicate that an impairment of assets has occurred and the Company has recorded an impairment reserve based on information currently available. It is likely that the amount of impairment will exceed the present reserve when additional information related to damage to assets becomes available.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nord Resources Corporation, its majority-owned subsidiaries and its 50% interest in a rutile mining operation ("SRL") (collectively the "Company"). All significant intercompany transactions and balances are eliminated.

SRL as used in these financial statements includes Sierra Rutile Holdings, Sierra Rutile Limited (the mining operation) and other subsidiaries of the Company and Sierra Rutile Holdings that are economically dependent on the mining operation. Financial statement amounts relating to SRL represent the Company's proportionate share in each of the assets, liabilities and operations of SRL, which were 100% owned by the Company through November 17, 1993 and 50% owned thereafter. As a result of the situation described below, the Company's 50% investment in SRL is carried at the cost basis of accounting in the consolidated balance sheets as of December 31, 1994, as described in "Investment in SRL". Results of operations exclude SRL beginning January, 1995. See Note C for summarized financial information regarding SRL.

Investments in 20% to 40%-owned affiliates and joint ventures and in affiliates or joint ventures in which the Company's investment may temporarily be in excess of 40% are carried using the equity method.

INVESTMENT IN SRL

In January 1995, the Company's 50% owned rutile mining operation in Sierra Leone was attacked by non-government forces. As a result, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. The resumption of operations is dependent upon many factors including existence of adequate security for SRL's employees and the availability of adequate financing to pay for the cost of resuming operations. Cost of resuming operations includes repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. Until SRL personnel can perform a detailed assessment of the condition of SRL's assets, it is not possible to accurately estimate these costs. In addition, SRL will likely continue to require funds to satisfy its obligations incurred while mining is suspended. There is no certainty that adequate financing would be available to fund the above noted costs, although management of the Company, SRL and the other 50% owner of SRL are engaged in discussions with potential financing sources. As a result of the above, management of SRL cannot estimate when operations will resume at the Sierra Leone mine.

Prior to December 31, 1994, the Company proportionately consolidated its share in each of the assets, liabilities and operations of SRL. As of December 31, 1994, the Company adopted the cost basis of accounting for its investment in SRL because the mine was no longer controlled by SRL. The Company's investment includes original cost plus undistributed earnings through December 31, 1994 plus SRL obligations to lenders, payment of which is guaranteed by the Company, less related restricted cash (see Notes C and G). The consolidated statements of operations and cash flows include the Company's proportionate share of operations and cash flows of SRL through December 31, 1994. The Company intends to resume proportional consolidation when it regains control of the mine.

FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If the political climate in Sierra Leone continues to be disruptive to business operations, if the cost to reestablish operations is economically prohibitive or if funding for repairs and start-up cost is not available, the Company may not be able to recover its investment in SRL. As described in Note G, SRL is not in compliance with several covenants contained in its bank financing agreements. Although SRL has obtained a forebearance until January 1, 1997 for the payment of amounts due under the bank financing agreements, the forebearance would terminate under certain circumstances (see Note G). As a result, the Company's 50% share of amounts due under the SRL loans of $23,458,000, payment of which is guaranteed by the Company, is classified as a current liability.

The Company is in default of a financial covenant as guarantor of certain lease agreements related to Kaolin operations, as further described in Note M, with the amounts due under capital leases of $2,991,000 accordingly classified as a current liability at December 31, 1995. The kaolin segment has incurred losses and has required cash to fund its operations during the past several years, primarily due to slower than anticipated market acceptance of a new product line. Operating losses at this segment will likely continue until such time as sufficient sales levels of the new products are attained, the timing of which is not determinable by the Company.

The above factors have resulted in the Company having a working capital deficiency and raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing and lease agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations. Management of the Company and SRL are continuing their efforts to obtain control of the mine and to identify sources of funds so that SRL can meet its obligations and sustain its operations. Management of the Company believes that improved markets for its kaolin products will result in increased sales levels and, ultimately, operating profits for the kaolin segment. However, management cannot provide any assurance that these events will occur.


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

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Impairment of Long-Term Assets, and for Long-Lived Assets to be Disposed of" which is effective January 1, 1996. This standard requires that long-term assets be evaluated for impairment based on future undiscounted cash flows. The Company has evaluated long-term assets of its kaolin operation and believes, based on projected undiscounted cash flows, that no impairment reserve will be required when the statement is adopted. However, if these projected cash flows do not occur, an impairment reserve may be required.

NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year adjusted for the dilutive effect of common stock equivalents when applicable.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1994 and 1993 consolidated financial statements to conform to the classifications used in 1995. These reclassifications had no effect on results of operations or stockholders' equity as previously reported.


C.  SRL

The Company sold 50% of its equity interest in SRL in November 1993 for initial proceeds of $54,800,000 of which $33,600,000 was used to repay indebtedness, with $826,000 of debt issuance costs written off as a loss from early extinguishment of debt, which is reported as an extraordinary item. The Company recognized a gain of $1,527,000 in the fourth quarter of 1994 as a result of receiving an additional $2,000,000 as a final payment from this sale.

As explained in Note A, as of December 31, 1994 the Company adopted the cost basis of accounting for its investment in SRL. The consolidated statements of operations and cash flows include the Company's proportionate share of operations and cash flows of SRL through December 31, 1994. During 1995, the Company contributed $1,436,000 as its 50% share of funding for SRL's cash needs, primarily to satisfy vendor payments and the limited ongoing operational cash needs of SRL.

The following summarized financial information of the Company's 50% share of SRL, which is derived from financial statements on which other auditors disclaimed an opinion, has been prepared assuming the Company will continue as a going concern. SRL employees have made limited visual inspections of the SRL facilities. Based on this limited assessment of damage to SRL's assets, an impairment reserve of $3,000,000 was recorded in 1995 as the Company's 50% share of damage to assets . The impairment primarily consisted of the carrying cost of small vehicles, foodstores, furniture and fixtures and certain buildings which have been stolen, looted or destroyed. It does not include any amount for repair or replacement of other equipment which may be damaged, as such amount cannot be determined until a more detailed inspection of the assets can be made. The Company will likely record an additional impairment reserve when a more extensive damage assessment can be performed. If adequate security in and around SRL's operations is not attainable or the estimated costs of resuming SRL's operations in Sierra Leone are prohibitive, the Company may have to record an impairment reserve against a portion or possibly all of its investment in SRL. Although SRL will likely incur costs to restart the operations, the amount of an additional impairment and costs to restart the operations cannot be estimated currently. In addition, no assurance can be given that the financing for repairs and restart of operations will be available to the Company or SRL.

                                             DECEMBER 31
                                         -------------------
BALANCE SHEET DATA - SRL               1995           1994
- ------------------------              ------         ------
                                          (In thousands)
Current assets                    $   2,687      $  13,371
Property, plant and
  equipment                          56,271         58,375
Other assets                          1,815          1,935
Restricted cash                       2,431          2,934
                                    ---------      ---------

Total assets                      $  63,204      $  76,615
                                   ----------     ----------
                                   ----------     ----------

                                             DECEMBER 31
                                         -------------------
BALANCE SHEET DATA - SRL               1995           1994
                                      ------         ------

Obligations to lenders             $ 23,458      $  23,234
Other current liabilities             5,612          6,896
Other liabilities                       115          2,435
                                     --------       --------

 Total liabilities                   29,185         32,565

Foreign currency
  translation adjustment                 (7)            (3)
Company's share of equity            34,026         44,053
                                     --------       --------

  Total liabilities and
   stockholders' equity           $  63,204      $  76,615
                                   ----------     ----------
                                   ----------     ----------

The following is a reconciliation of the activity related to the company's cost basis investment in SRL:

Investment in SRL at December
 31, 1994                         $  64,353
Provision for impairment             (3,000)
Additional investment                 1,436
Changes in restricted cash and
 obligations to lenders                 728
                                      -------
Investment in SRL at December
 31, 1995                          $  63,517
                                    ---------
                                    ---------

The following is summarized operating data for the Company's share of operations of SRL. Amounts in 1995 and 1994 represent 50% of SRL, and amounts in 1993 represent 100% of SRL through November 17, 1993 (date of sale) and 50% from the date of sale to December 31, 1993.

                                            YEAR ENDED DECEMBER 31
                                            ----------------------
OPERATING DATA - SRL                   1995           1994          1993
                                       ----           ----          ----
                                                 (In thousands)
Sales                               $ 1,876      $  30,263        $ 56,146
Other revenues                          451            177             895
                                  ---------      ---------        --------

Total revenues                        2,327         30,440          57,041

Cost of sales                         1,821         23,828          42,127

Termination and shutdown costs        5,250

Selling, general and
  administrative                        609          3,073           4,198
                                  ---------      ---------        --------

Total operating costs and
  expenses                            7,680         26,901          46,325

Interest income                         257            250             171
Litigation recoveries                                                3,700
Reserve for impairment               (3,000)
Interest expense                     (1,848)          (952)         (2,918)
                                  ---------      ---------        --------

Total other income (expense)         (4,591)          (702)            953
                                  ---------      ---------        --------

Earnings (loss) before income
  tax (expense) benefit              (9,944)         2,837          11,669

Income tax (expense) benefit            (83)       (14,692)          3,639
                                  ---------      ---------        --------

Net earnings (loss)               $ (10,027)     $ (11,855)       $ 15,308
                                  ---------      ---------        --------
                                  ---------      ---------        --------

INCOME TAXES - SRL

A deferred tax asset was generated primarily due to differences between financial and tax bases of plant and equipment in Sierra Leone. Sierra Leone's method of depreciation of plant and equipment is different from domestic tax law in that it allows SRL to elect when to take a depreciation deduction and there is no time limitation as to when the unused depreciation may be deducted. SRL enjoyed a tax holiday in Sierra Leone through June 1987 and during that holiday, it was not required to use any tax deduction for depreciation, creating a substantial difference between financial statement and tax bases of plant and equipment. As a result of the suspension of mining operations as described in Note A, the

Company has determined that a valuation allowance is required for the deferred tax assets. Accordingly, income taxes of $14,645,000 in the Company's statement of operations for the year ended December 31, 1994 included a charge of $14,095,000 to increase the valuation allowance pertaining to SRL's deferred tax assets. The deferred tax asset of SRL at December 31, 1995 was $15,400,000 with a valuation allowance provided on the entire amount.

COMMITMENTS - SRL

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

CONTINGENCIES - SRL

The government of Sierra Leone has an option to acquire 47% of the shares of SRL beginning January 2000 at a purchase price of $57,352,000. Each of the shareholders of SRL would sell equal interests in SRL if this purchase option is exercised.

The Company had certain amounts of insurance to cover risk of loss on its investment in SRL due to political violence and expropriation of SRL's assets. Under an insurance policy provided by an agency of the United States government, certain levels of coverage are provided for the Company's share of damage to property from political violence. Coverage by the same insurer is provided for loss due to expropriation (any actions taken by a government which prevents the Company from exercising rights or control over its investment). Collection under the above policy is limited to $15.7 million for damages resulting from political violence with policy limits of $23.7 million for losses which include expropriation. This policy expired on December 31, 1995 and the insurer has elected not to renew the coverage. The Company has filed an initial claim under this policy for its share of damage from political violence based on the limited damage assessments performed to date and anticipates that further claims will be filed as additional information regarding damage to mine assets becomes available. The insurer has acknowledged that the policy would likely cover damage occurring to SRL's assets as a result of the January 1995 rebel incursion, but has not yet responded to the Company's initial claim. The Company has also put the insurer on notice that it may make a claim under the expropriation portion of this policy. Another insurance policy carried by the Company provides up to $8.4 million of coverage from a private insurer for loss due to expropriation but specifically excludes damage to assets resulting from political violence. This policy expired on March 31, 1995 and the insurer has elected not to renew the coverage. The Company has filed an initial claim under this policy and is corresponding with the insurer as to whether expropriatory events, as defined in the policy, have occurred. The Company cannot estimate the timing or amount of recoveries which may ultimately be available under either of these two policies.

D.  INVESTMENTS IN AND ADVANCES TO AFFILIATES


                                                            December 31
                                                         -------------------
                                                      1995               1994
                                                       ----               ----
                                                           (In thousands)
                                        Percent
                                        Owned
                                        -------
Nord Pacific Limited:
   Investment, at cost                   35.3%     $ 10,726           $ 10,726
   Foreign currency
    translation adjustment                              282                282
   Equity in cumulative net (loss)                   (3,679)            (4,205)
   Dividends received                                  (167)
                                                    ---------          ---------

   Total investment                                   7,162              6,803

   Advances                                              31                 19
                                                    ---------          ---------

Total Nord Pacific Limited                            7,193              6,822
Manatee Gateway:
   Investment, at cost                   41.5%        3,539              3,539
   Less valuation allowance                          (2,394)            (2,219)
                                                    ---------          ---------

Total Manatee Gateway                                 1,145              1,320
                                                    ---------          ---------

                                                    $ 8,338            $ 8,142
                                                    ---------          ---------
                                                    ---------          ---------


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

The aggregate market value of the Company's investment in Pacific at December 31, 1995, based on the average of the bid and asked price (NASDAQ bid and asked) at December 31, 1995 of $.68 per share, was $11,404,000.

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


                                                            December 31
                                                         -------------------
Balance Sheet Data - Pacific                          1995               1994
- ----------------------------                          ----               ----
                                                          (In thousands)
Current assets                                     $  6,730           $  9,957
Restricted cash                                       1,080              1,024
Forward currency exchange contracts                                        849
Premium on derivative financial instruments             960
Property, plant and equipment                         5,919              5,612
Deferred exploration,
    development and other costs                      19,977             15,408
                                                    -------           --------
Total assets                                         34,666             32,850

Current liabilities                                   6,790              5,940
Payable on derivative financial instruments             883
Deferred income taxes                                 1,120
Long-term debt                                        2,244              3,949
Retirement benefits                                     169                148
                                                    -------         --------

Shareholders' equity                               $ 23,460           $ 22,813
                                                    -------            -------
                                                    -------            -------

Company's share of equity (35.3%)                  $  8,281           $  8,049
                                                    -------            -------
                                                    -------            -------



                                                   Year Ended December 31
                                              --------------------------------
Operating Data - Pacific                      1995          1994          1993
- ------------------------                     ------        ------        ------
                                                       (In thousands)

Sales                                     $ 14,074      $ 11,293      $  4,674
Less costs and expenses                    (11,038)      (10,059)       (6,787)
Forward currency
    transaction gain (loss)                   (378)          515          (204)
Gain (loss) on foreign
    currency contracts                        (279)        2,535            14
Provision for taxes                         (1,120)
Other income (expense)                        (156)         (295)         (734)
                                           --------      -------       -------

Net earnings (loss)                       $  1,103      $  3,989      $ (3,037)
                                           -------       -------       -------
                                           -------       -------       -------

Charges from the Company
    included in costs and expenses        $    361      $    342      $    551
                                           -------       -------       -------
                                           -------       -------       -------


The consolidated financial statements of Pacific include Pacific's 40% proportionate interest in the assets, liabilities and costs and expenses of the joint venture related to a copper property.

MANATEE GATEWAY

The Company, through its wholly-owned subsidiary, Nord Manatee Ltd., has an interest in an inactive joint venture which holds approximately 200 acres of undeveloped real property in Manatee County, Florida. Contributions to the venture are required in the same ratios as the participants' interests. Based on a 1993 review of the underlying real estate and potential uses, the Company believed that its investment in Nord Manatee Ltd. was impaired. Accordingly, the Company recorded a $2,219,000 provision for impairment during the fourth quarter of 1993. In 1996, Manatee Gateway executed a letter of intent to sell the Manatee Gateway property which resulted in an additional $175,000 provision for impairment being recorded by the Company in the fourth quarter of 1995.


E.  PROPERTY, PLANT AND EQUIPMENT


                                                         December 31
                                                   ----------------------
                                               1995                    1994
                                               ----                    ----
                                                      (In thousands)
Land                                        $    583                $    583
Minerals and mineral rights                    5,059                   5,076
Buildings                                      5,573                   5,406
Mining, exploration and
    milling equipment                         52,501                  52,285
Office equipment                                 524                     670
Construction-in-process                           42                     532
                                             -------                 -------

                                              64,282                  64,552
Less accumulated depreciation
    and depletion                             29,908                  27,748
                                             -------                 -------


                                            $ 34,374                $ 36,804
                                             --------                -------
                                             --------                -------


Equipment with a net carrying amount of approximately $3,744,000 is temporarily idle at December 31, 1995 due to market conditions. In the opinion of management, there has been no impairment of value with respect to this equipment.

Capital leases included in property and equipment consist of:


                                                        December 31
                                                   ----------------------
                                                1995                    1994
                                                ----                    ----
                                                       (In thousands)
Mining and milling equipment                $  5,101                $  5,101
Less accumulated depreciation                  2,616                   2,239
                                             -------                -------

Capital leases - net                        $  2,485                $  2,862
                                             -------                -------
                                             -------                -------


F.  OTHER ASSETS

                                                        December 31
                                                   ----------------------
                                                1995                    1994
                                                ----                    ----
                                                       (In thousands)
Mine development costs                      $  2,991                $  3,016
Non-Qualified Trusts for funding of
    retirement benefits:  (Note H)
      Cash surrender value of life
       insurance, net of policy loans
       of $1,393 in 1995 and $1,194 in 1994    2,055                   1,793
      Investments                                970
Deferred stripping                             1,286                   1,370
Advance royalties                              1,272                   1,040
Unamortized pension cost                         218                      78
Other                                            792                     856
                                             -------                 -------
                                            $  9,584                $  8,153
                                             -------                 -------
                                             -------                 -------


G.   INDEBTEDNESS


                                                        December 31
                                                   ----------------------
                                                1995                    1994
                                                ----                    ----
                                                       (In thousands)
Sierra Rutile Limited (Note A and C):
    Financing lines of credit               $ 16,497                $ 16,497
    Non-interest bearing bank financing        6,265                   6,737
    Other                                        696



Nord Kaolin Company:
    Industrial Revenue Bonds, due in
      annual payments through 2004             1,710                   1,900
    Capital leases (Note M)                    2,991                   3,364
Parent - Other                                                            81
                                             -------                 -------
                                              28,159                  28,579

Less: Current maturities                         190                     644
      Classified as current:
        Obligations to lenders - SRL          23,458                  23,234
        Obligations in default - NKC           2,991
                                             -------                 -------
                                            $  1,520                $  4,701
                                             -------                 -------
                                             -------                 -------


Maturities of the Industrial Revenue Bonds are $190,000 for each of the next five years.

SRL (100%, WITH THE COMPANY'S SHARE NOTED PARENTHETICALLY)

SRL has bank financing lines of credit provided by four institutions, primarily to fund capital expenditures. As of December 31, 1995, SRL had $32,994,000 ($16,497,000) outstanding at rates ranging from 7.2% to 11% per annum and $10,480,000 has not been borrowed under these lines of credit. Amounts borrowed are payable in semi-annual installments over 6-8 year periods, with early payments subject to prepayment penalties. SRL has agreed to pay commitment fees of up to 1% per annum on any unused amount of the lines; however, the requirement to pay a commitment fee was waived until January 1, 1997. The suspension of the rutile mining operation as described in Note A and violations of various financial covenants constitute events of default under the financing agreements. The lenders have agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until January 1, 1997 to allow SRL time to determine the damage to the mining operation, assess the political situation in Sierra Leone and develop and present a plan for refinancing, rehabilitating and reopening the mining operation. During this period of forebearance, the lenders have suspended their disbursement obligation under the lines of credit and prohibited any dividend payment or any other payments by SRL to the Company except for reimbursement of operating or administrative expenses for the benefit of SRL. In addition, SRL is required to expend at least $500,000 each quarter to pay for its liabilities and purchases. The forebearance agreement would terminate if there is a material change in circumstances, including if certain actions are taken by the Company's lessors as a result of current covenant violations under the leasing agreements (Note M). As of December 31, 1995, SRL's obligations to the lenders along with accrued interest of $1,392,000 ($696,000) have been classified in the balance sheet as a current liability. Principal payments of $15,006,000 ($7,503,000) which are being deferred under the forebearance are due on January 1, 1997. Under the forebearance the lenders have agreed to release SRL from an obligation to maintain certain funds in escrow for payment of amounts due the lenders. From the amount in the escrow account at December 31, 1995, the lenders received $4,862,000 ($2,431,000) as payment of all amounts (except principal) which would be due the lenders during the forebearance period.

SRL also owes $12,530,000 ($6,265,000) under a non-interest bearing bank financing agreement. This loan is also in default similar to the above noted loans and at December 31, 1995 has been classified in the balance sheet as a current liability. This lender is also a party to the above mentioned forebearance agreement. Prior to December 31, 1994, amounts due under this loan were discounted at 11% and imputed interest on non-interest bearing debt was recorded on the balance sheets, as there were no fixed and determinable payment terms for this financing agreement at the time of the Company's acquisition of SRL. The forebearance agreement requires SRL to pay interest at 10% on the deferred payments ($1,671,000 at December 31, 1995) otherwise due under this loan.

The financing agreements contain restrictive covenants relating to SRL including requirements to maintain minimum current and debt coverage ratios and a limit on indebtedness compared to net worth. In addition, SRL is restricted as to the amount of dividends it may declare in any one year to 90% of its cash balance as of the prior year end, with a maximum annual dividend of $7,500,000 ($3,750,000) prior to "project completion", as defined. SRL must also be in compliance with its financial covenants in order to pay a dividend. Additional covenants under these agreements include restrictions on change of control of SRL and limitations on additional indebtedness at SRL.

Under these financing arrangements, SRL has committed to complete an $83,300,000 capital expansion program of which $58,000,000 had been expended through December 31, 1995. Prior to "project completion", the Company has guaranteed payment of its 50% share of amounts owed to the lenders. The completion of certain events are required for SRL to attain "project completion" including construction or procurement of certain capital assets, attainment of certain production and sales levels, generation of minimum amounts of net earnings and net worth and maintenance of certain financial ratios.

Separately, as part of the forebearance, and as security for its guarantee, the Company has pledged proceeds it may receive from claims made under a political risk insurance policy issued by an agency of the United States government (Note
C). The Company will be able to retain the first $2.7 million of the proceeds. Any additional proceeds will be held in trust and funds shall be released from the trust when the Company's 50% share of the deferred principal payments have been made and no events of default exist under the financing agreements.

NORD KAOLIN COMPANY (NKC)

NKC has $1.7 million in Industrial Development Bonds payable in annual installments of $190,000 and bearing interest at a variable rate (5.3% at December 31, 1995). The Company has secured payment of the bonds by obtaining a letter of credit in an amount equal to 120% of the amount of the bonds outstanding plus six months of interest. The letter of credit is secured by funds invested by the Company which are restricted as to withdrawal.

The net assets of NKC, which are restricted under lease agreements as to transfer to the Company, are $34.7 million at December 31, 1995.

OTHER

The fair value and related carrying value of the Company's debt, excluding capital leases, at December 31, 1995 and 1994 was $25,168,000 and $25,215,000,
respectively. The fair value of debt is equivalent to the face value because the SRL debt is classified as current and the Industrial Revenue Bonds have a variable rate.


H.  RETIREMENT BENEFITS

The Company has an unfunded non-contributory defined benefit plan for certain of its executive officers and management personnel ("Management Plan"). The Company has non-qualified trusts which were established in 1989 related to this plan, and the trusts hold assets valued at $3,025,000 (Note F). Effective in 1995, the plan was amended to permit certain officers to elect a discounted lump sum distribution limited to the amounts held in the trusts. The Company has committed to contribute $850,000 and $650,000 to the trusts in 1996 and 1997, respectively. The Company also has a qualified non-contributory defined benefit plan covering its domestic bargaining hourly employees ("Hourly Plan"). The Company's funding policy has been to contribute an amount in excess of the minimum required by Federal regulations.

The following sets forth the funded status and amounts recognized in the Company's balance sheets at December 31:


                                        Hourly Plan       Management Plan
                                        -----------       ---------------
                                       1995      1994      1995      1994
                                      ------    ------    ------    ------
                                                   (In thousands)
Present value of accumulated
  benefit obligation:
   Estimated present value
    of vested benefits               $ 1,109    $  634   $ 5,867   $ 4,608
   Estimated present value
    of non-vested benefits                 5        18        31        27
                                      ------     -----    ------    ------

Present value of accumulated
  benefit obligation                   1,114       652     5,898     4,635

Estimated effect of salary
  and benefit increases                             25     1,072     1,017
                                      ------    ------    ------    ------

Projected benefit obligation           1,114       677     6,970     5,652
Less plan assets at fair
  market value                           737       567
                                      ------    ------    ------    ------

Excess of projected benefit
  obligation over plan assets            377       110     6,970     5,652
Unrecognized transition
  obligation                             (24)      (29)     (134)     (276)
Unrecognized prior service cost          (44)      (50)     (128)     (147)
Unrecognized net loss
  including effects of
  changes in assumptions                (447)     (159)     (960)     (152)
Minimum pension liability                515       213       150
                                      ------   -------    ------    ------

Accrued pension cost                 $   377   $    85   $ 5,898   $ 5,077
                                      ------    ------    ------    ------
                                      ------    ------    ------    ------


Statement of Financial Accounting Standard No. 87, "Employers' Accounting for Pensions," requires recognition of a minimum pension liability. A corresponding amount is recognized as either an asset or a reduction of equity. As of December 31, 1995, the Company recorded a minimum pension liability of $665,000, an asset of $218,000 and an equity reduction of $447,000.

Net pension expense consists of the following components:


                                             Year Ended December 31
                                          ------------------------------
                                       1995            1994          1993
                                      ------          ------        ------
                                                  (In thousands)
Service costs - benefits
  earned during the period           $  206          $   87        $  137
Interest on projected
  benefit obligation                    521             476           469
Actual return on plan assets           (110)              8           (24)
Net amortization and deferral           143             342           372
                                      -----           -----         -----

Net pension expense                  $  760          $  913        $  954
                                      -----           -----         -----
                                      -----           -----         -----


The discount rate, the estimated rate at which the Hourly Plan could settle its liabilities, and the expected long-term rate of return on plan assets was 7% in 1995, 8% in 1994 and 7% in 1993. The assumed discount rate for the Management Plan was 7.5% in 1995, 8% in 1994 and 7% in 1993. The assumed rate of future pay increases for both plans was 5%.


I.  POSTRETIREMENT BENEFITS

The Company provides certain supplementary medical insurance to bargaining hourly employees upon retirement. These benefits are expensed during the years an employee provides service.

The following table sets forth the supplemental medical insurance plan's funded status:


                                                      December 31
                                                 -------------------
                                                   1995         1994
                                                  ------       ------
Accumulated postretirement benefit obligation:     (in thousands)
  Retirees                                       $   15       $    9
  Disabled participants                              18           13
  Other active plan participants                    208          124
                                                  -----        -----

Accumulated postretirement benefit obligation       241          146
Unrecognized transition obligation                 (177)        (204)
Unrecognized gain                                    22          121
                                                  -----        -----

Accrued post retirement benefit                  $   86       $   63
                                                  -----        -----
                                                  -----        -----


Net postretirement benefit expense consists of the following components:


                                                  Year Ended
                                                  December 31
                                                ---------------
                                       1995           1994           1993
                                      ------         ------         ------
                                                  (in thousands)
Service cost                           $   8          $  12          $  12
Interest cost                             12             13             13
Net amortization                           7              9              9
                                        ----           ----           ----

Net postretirement benefit expense     $  27          $  34          $  34
                                        ----           ----           ----
                                        ----           ----           ----


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1995 was 9.7% for 1996 decreasing linearly each successive year until it reaches 6.5% in 2005, then remains constant until 2017 when it decreases to 5.5%. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation and net postretirement health care cost by approximately 30% at December 31, 1995. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1995 and 8% in 1994.


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

RECOVERIES

The Corporation has reached settlement with all defendants in civil actions it filed after receiving an award in 1992 from an arbitration initiated by SRL against a former sales agent. As a result, all proceedings related to this matter have been resolved.

The Company is a party to other claims and lawsuits incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such matters, in the aggregate, will not have a material effect upon the Company's financial position or results of operations.


K.  COMMITMENTS

The Company has agreements with certain employees of the Company or its affiliates which contain change in control provisions which would entitle two employees to receive three times their salary in the event of a change in control of the Company (as defined) and four other employees to receive up to two times their salary in the event of a change in control and a change in certain conditions of their employment. The maximum contingent liability under these agreements is approximately $3,050,000 at December 31, 1995. In addition, the Company has an agreement with its salaried employees which would entitle a covered employee to receive up to six months of salary in the event of a change in their employment status resulting from a change in control of the Company or its sale of a business unit.


L.  ROYALTY AGREEMENT

NKC has entered into a license agreement to produce and sell products using the Norplex-Registered Trademark- technology. The license extends through June 1998, with NKC having the option to extend the license for two successive five year periods. The license allows NKC exclusive rights through 1999, with a five year extension of exclusive rights available to NKC if certain levels of Norplex-Registered Trademark- product revenues are attained. The license agreement requires payment of an annual royalty of 1-1/2% on Norplex-Registered Trademark- product revenues up to $60 million and 2% on Norplex-Registered Trademark- product revenues in excess of $60 million. NKC is required to pay minimum monthly royalties of $35,100, adjusted annually by the change in the United States Bureau of Labor Statistics Consumer Price Index. NKC may terminate the license agreement upon 30 days notice to the licensor. To date the Company has paid the minimum monthly royalty required by this agreement.
NKC has paid $560,000 through December 31, 1995, related to obtaining foreign patents for the licensor and these payments are available to reduce future payments in excess of the minimum required under the agreement.


M.  LEASES

Rail cars used to transport the Company's products are leased for periods up to ten years and generally contain renewal options. Lease payments are reduced by credits earned for rail car usage on a mileage basis. The Company had no net cost in 1995, 1994 and 1993, for these rail car leases, after reduction for mileage usage credits.

NKC entered into a master lease agreement under which $21,725,000 of equipment has been provided to NKC. Approximately $16,700,000 of equipment was provided under operating leases which require payments over a 10-year period, with payments in the initial five years at a lesser amount than in the final five years. NKC has recognized the lease expense on a straight-line basis over the term of the lease, with the resulting difference recorded as a long-term liability of $373,000 at December 31, 1995. NKC has an option to purchase the equipment at the end of the initial lease term at the greater of its fair value or 20% of original cost. An additional $5,025,000 was provided for equipment under two capital leases which require payments over 7-1/2 and 10-year periods with options to purchase the equipment at the greater of its fair value or 20% of original cost and 17.5% of original cost, respectively, at the end of the lease term. If the options to purchase are not exercised under the leases, the lessors may elect to extend the leases for an additional eighteen months at the existing lease rates.

Payments under these lease agreements are guaranteed by the Company. The guarantee contains restrictive covenants including a minimum cash flow coverage to current maturities of 1.5 to 1.0 and a liabilities to tangible net worth ratio not to exceed 1.5 to 1.0. The Company's ability to comply with the above covenants has been adversely impacted by the suspension of SRL's operations and the Company is in violation of the cash flow covenant at December 31, 1995. As a result of the covenant violation, the lessors have certain rights under the lease including the ability to require payment of liquidated damages of $14.5 million including the $3.4 million noted below, and could elect to terminate the leases and take possession and retain ownership of the equipment. The lease agreements also place restrictions on the amount of cash which NKC may transfer to the Company and limit repayment of advances previously made by the Company to NKC in the event of a covenant violation. The Company has requested a waiver of the covenant but has not been able to reach an agreement with the lessors and cannot determine the willingness of the lessors to agree to any waiver or modification of lease terms which would be acceptable to the Company.

Certain of the leases have been considered capital leases under generally accepted accounting principles and, accordingly, an asset has been recognized by NKC, along with corresponding indebtedness. At December 31, 1995 the net book value of equipment leased under these capital leases was $2.5 million, while $3.0 million of indebtedness was outstanding. As a result of the lease covenant violation at December 31, 1995, the indebtedness outstanding under the capital leases has been classified as an Obligation in Default and a current liability in the Consolidated Balance Sheets at December 31, 1995. The liquidated damages associated with these leases was $3.4 million at December 31, 1995.

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

Minimum annual lease payments at December 31, 1995 are as follows:


                                       Operating Leases
                                    -----------------------
  Year Ending                                    Office &          Capital
  December 31                       Railcars     Equipment         Leases
  ----------------                  --------     ---------         -------
                                       (In thousands)
 1996                               $  1,640      $  3,090       $    756
 1997                                  1,480         2,910            756
 1998                                  1,400         2,760            756
 1999                                    765         1,440            756
 2000                                    410            20            664
 Future                                  220                          430
                                      ------        ------         ------

 Total                              $  5,915      $ 10,220          4,118
                                      ------        ------
                                      ------        ------

Less amount representing interest                                    1,127
                                                                    ------

Capital lease commitments                                         $  2,991
                                                                    ------
                                                                    ------


Total rent expense for leases other than rail car leases during the years ended December 31, 1995, 1994 and 1993 was $3,574,000, $3,922,000 and $4,159,000,
respectively.

The Company operates twelve kaolin open pit mines, of which nine are on leased property, and controls or owns a number of other leasehold interests and properties containing reserve deposits. The lease terms range from one to twenty-four years and generally contain renewal options. The Company is obligated to pay the lessors minimum royalties of $152,000 in 1996 whether the properties are mined or not. A substantial portion of these leases containing minimum royalty requirements may be canceled at the Company's option on thirty days notice.


N.  MINORITY INTEREST

In March 1993, the Company and a subsidiary entered into a Stock Purchase Agreement ("Agreement") under which a 20% interest in Norplex, Inc. ("Norplex"), which owns NKC, was sold to an investor. The investor also received an option to purchase an additional 31% interest in Norplex from the Company at a price which increases from $31,000,000 during 1996 to $36,000,000 through June 30,1997, after which it expires if unexercised. Under this option, the price received by the Company would be reduced by an amount, determined at exercise date, equal to the cumulative amount of temporary tax differences of Norplex plus operating losses used by the Company multiplied by Norplex's marginal tax rate and the percentage of Norplex owned by the investor after exercise. This amount is estimated to be $5,900,000 at December 31, 1995, if the investor had exercised the 31% option at that date. This agreement also requires NKC to purchase a portion of its raw materials from this investor at market prices.

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

Related party transactions with the minority investor in Norplex include the following (in thousands):


                                                 Year Ended
                                                 December 31
                                              -----------------
                                             1995           1994
                                            ------         ------
  Sales - SRL                                            $  8,120

  Raw material purchases - NKC            $ 10,525       $ 12,097


O.  STOCKHOLDERS' EQUITY

STOCK OPTIONS

Under the Company's various stock option plans, options have been granted at market price at date of grant (incentive stock options) and at less than market price at date of grant (non-qualified stock options). Options are generally exercisable beginning one year from date of grant and expire ten years from date of grant.

A summary of the option transactions is as follows:

                                                                Purchase Price
                                            SHARES                PER SHARE
                                           ---------            --------------
Outstanding at December 31, 1992          1,269,964              $2.67 - $10.50

      Granted                               176,950               4.88 - 6.75
      Exercised                             (11,500)                 2.67
      Terminated                            (20,525)               5.50 - 8.25
      Cancelled                             (33,750)                 4.00
                                          -----------

Outstanding at December 31, 1993          1,381,139               2.67 - 10.50

      Granted                               149,000                   5.13
      Exercised                              (8,275)               2.67 - 5.50
      Terminated                            (85,485)               4.83 - 8.25
                                          -----------


Outstanding at December 31, 1994          1,436,379               2.67 - 10.50

      Granted                               169,850               5.00 - 5.61
      Terminated                           (183,753)             5.00 - 10.50
      Expired                               (64,575)               2.67 - 5.61
                                          -----------


Outstanding at December 31, 1995          1,357,901               4.88 - 8.25
                                          -----------
                                          -----------


All outstanding options are exercisable at December 31, 1995 except 121,135 options at a purchase price of $5.00 per share. In addition, 357,212 shares are available for future option grants.

The Company also has granted options to a consultant to purchase 150,000 shares of common stock at a purchase price of $5.63 per share and 50,000 shares of common stock at a purchase price of $7.00 per share, both of which expire on July 1, 1997.

A total of 1,915,113 shares are reserved for exercise of the above described stock options.

OTHER

In connection with the settlement of the stockholder class action litigation (see Note J), the Company issued 690,159 shares of its Common Stock in January 1995. Because the number of shares in this settlement was determined during the fourth quarter of 1994, the shares were considered to be outstanding at December 31, 1994.

Retained earnings are not available for dividends since retained earnings of the Company are comprised of the cumulative amount of undistributed earnings of foreign subsidiaries, the distribution of which is limited under the terms of the financing lines of credit.

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which encourages but does not require the adoption of the fair value method of accounting for stock options and similar equity instruments. This standard requires adoption no later than fiscal years beginning after December 15, 1995. The Company has elected to continue to measure compensation cost in accordance with APB No. 25 and in 1996 will adopt the additional disclosure provisions of SFAS No. 123.

P.  INCOME TAX

Income tax expense (benefit) includes the following:


                                             YEAR ENDED DECEMBER 31
                                         -------------------------------
                                         1995       1994        1993
                                         ----       ----        ----
Domestic:                                      (in thousands)
 Currently payable                    $         $     (47)  $ 16,181
 Reduction for use of net
  operating loss carryforwards                                (14,103)
 Current deferred                        (306)        283         277
 Long-term deferred                    (1,634)     (2,009)      8,768
 Change in valuation allowance          1,940       1,726      (9,045)
                                      ---------   ---------   ----------
   Total domestic                   $       0         (47)      2,078
                                     ---------
                                     ---------
SRL:
 Currently payable                                  1,060       1,979
 Current deferred                                    (691)
 Long-term deferred                                   228      (5,391)
 Change in valuation allowance                     14,095        (228)
                                                 ---------   ----------

     Total SRL                                     14,692      (3,640)
                                                 ---------   ----------


     Income tax expense (benefit)               $ 14,645    $  (1,562)
                                                 ---------   ----------
                                                 ---------   ----------


As a result of the suspension of mining operations as described in Note A, the Company has determined that a valuation allowance is required for SRL's deferred tax assets. Accordingly, income tax expense for the year ended December 31, 1994 includes a charge of $14,095,000 to increase the valuation allowance pertaining to SRL deferred tax assets.

The principal current and long-term deferred tax assets and (liabilities) are as follows:

                                                    DECEMBER 31
                                                  ----------------
                                                1995           1994
                                                ----           ----
                                                  (in thousands)
Current domestic deferred tax assets
 and (liability):
    Accrued expenses                        $   249        $   296
    Gain on sale of 50% of SRL                                (680)
    Net operating loss carryforwards                           289
    Other                                        57             95
    Valuation allowance                        (306)
                                             -------        -------

Total domestic                              $     0        $     0
                                             -------        -------
                                             -------        -------


                                                    DECEMBER 31
                                                  --------------
                                                1995         1994
                                                ----         ----
Long-term domestic deferred tax assets            (in thousands)
 and (liabilities):
 Deferred tax assets:
    Affiliate losses - Nord Pacific        $  1,716        $ 1,838
    Deferred compensation                     1,877          1,693
    Impairment of investments and assets      1,105          1,045
    Net operating loss carryforwards          9,476          7,387
    Tax credit carryforwards                  3,497          3,528
    Other                                       192            239
                                             --------       --------

                                             17,863         15,730
 Deferred tax (liabilities):
    Mine development and exploration           (823)          (804)
    Depreciation                             (6,808)        (6,800)
    Minority interest                        (1,333)          (846)
    Other                                      (215)          (230)
                                             --------       --------

                                             (9,179)        (8,680)
                                             --------       --------


 Net domestic deferred tax asset              8,684          7,050

    Valuation allowance                      (8,684)        (7,050)
                                             --------       --------


Total domestic                             $      0       $      0
                                            --------       --------
                                            --------       --------


The domestic valuation allowance for deferred tax assets represents a 100% valuation allowance. Based upon the earnings history of the Company's domestic operations, it is more likely than not that the Company will be unable to generate enough income to take advantage of the net operating loss carryforwards and related tax credits.

Domestic income taxes have not been provided on undistributed earnings of SRL aggregating $33,100,000 at December 31, 1995 which the Company intends to reinvest in SRL. The unrecognized domestic deferred tax liability for the temporary differences related to the Company's investment in SRL was $8,100,000 at December 31, 1995.

Income taxes differ from the amount computed by applying the U.S. statutory federal income tax rate as follows:


                                                  YEAR ENDED DECEMBER 31
                                               -------------------------
                                              1995        1994       1993
                                              ----        ----       ----
                                                     (In thousands)
Tax (benefit) at statutory rate          $ (2,808)   $   (328)   $ (3,374)
Increase (decrease) in taxes
 resulting from:
 Additional foreign asset recognized                               (7,066)
 Repatriation of foreign earnings                                  21,048
 Change in valuation allowance              1,940      15,821      (9,273)
 Rate difference related to
  alternative minimum tax                                          (2,825)
 Rate difference on foreign earnings                       85         342
 Percentage depletion                        (272)       (272)       (229)
 Non (taxable) deductible foreign
  (income) expense                          1,020        (634)
 Other                                        120         (27)       (185)
                                          --------    --------    --------

Income tax expense (benefit)             $      0    $ 14,645    $ (1,562)
                                          --------    --------    --------
                                          --------    --------    --------


FEDERAL

At December 31, 1995, the Company had a net operating loss carryforward for domestic income tax purposes totaling $27,870,000 available to be carried forward to future periods. This carryforward expires from 2006 to 2010. The Company also had general business credit carryforwards of $547,000, which expire from 1996 to 2010, and foreign tax credits of $1,910,000, which expire in 1997 and 1998, available to reduce the Company's future tax liability.

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


Q.  DISCONTINUED OPERATIONS

In August 1993 the Company disposed of the perlite operations for $1,270,000 in cash, for a gain of $106,000. During 1993 the Company charged $931,000 for operating losses of the perlite operations to the provision for operating losses. Sales from the perlite operations of $2,424,000 for the year ended December 31, 1993 have been excluded from continuing operations.


R.  RESEARCH AND DEVELOPMENT

Research and development costs were $1,098,000 for 1995, $1,042,000 for 1994, and $1,071,000 for 1993. These costs are primarily associated with new product development at NKC.

S.  CASH FLOW STATEMENTS

                                                               Year Ended December 31
                                                           ------------------------------
Increase (Decrease) in cash and cash equivalents          1995           1994           1993
                                                       ------------   ------------   ------------
RUTILE SEGMENT (none in 1995)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                  $  (11,855)    $   15,308
 Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                          6,212         10,999
         Deferred income taxes                                            13,632         (5,619)
         Imputed interest expense                                             28            180
         Cumulative effect of change in accounting
           principle
         Change in assets and liabilities:
          Accounts receivable                                             (2,088)         2,987
          Inventories                                                      1,142         (3,094)
          Prepaid expenses                                                  (646)           611
          Accounts payable                                                 3,234         (4,272)
          Accrued expenses                                                 1,110            970
          Long-term liabilities                                            1,271         (1,001)
                                                                       ---------     ----------
 Net cash provided by Rutile operating activities                     $   12,040     $   17,069
                                                                       ---------     ----------
                                                                       ---------     ----------

DOMESTIC

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                               $(8,259)    $   (3,756)    $  (24,390)
 Adjustments to reconcile net (loss) to net
     cash provided by (used in) operating activities:
         Equity in net (earnings) loss of affiliates         (526)        (1,613)         1,299
         Depreciation, depletion and amortization           3,986          4,309          4,790
         Gain on sale of 50% of rutile segment                            (1,527)
         Deferred income taxes                                                            1,078
         Extraordinary item - loss on early
           extinguishment of debt                                                           826
         Compensation related to non-qualified
           options                                                                          315
         Minority interest                                 (1,434)        (1,321)        (1,166)
         Stockholder litigation settlement                                                4,250
         Provision for impairment of investments            3,175                         3,074
         Raw material contributed by investor                                             5,050
         (Earnings) loss from discontinued operations                                      (106)
         Change in assets and liabilities, excluding
           effects of dispositions and discontinued
           operations:
             Accounts receivable                            2,743         (1,322)        (1,886)
             Inventories                                       82            573           (117)
             Prepaid expenses                                 156           (281)           (91)
             Accounts payable                                (599)         3,324           (597)
             Accrued expenses                                (312)        (1,171)         1,046
             Long-term liabilities                            818            751            971

 Net cash used in discontinued operations                                                  (441)
                                                        ---------    -----------    -----------
 Net cash provided by (used in) Domestic
   operating activities                                  $   (170)    $   (2,034)    $   (5,913)
                                                        ---------    -----------    -----------
                                                        ---------    -----------    -----------

T.  INDUSTRY SEGMENTS

The Company's reportable industry segments are its domestic kaolin operation and its Sierra Leone rutile operation. Because of the situation described in footnote C relating to the rutile segment, the Company's only operating business segment in 1995 is the kaolin segment. Financial data by reportable industry segment for 1994 and 1993 are as follows:

                                                              Operating        Depreciation                       Identi-
                                                              Earnings         Depletion and      Capital          fiable
                                            Sales (1)         (Loss) (2)       Amortization       Expenditures     Assets
                                            ---------         ----------       --------------     ------------    -------
                                                                              (In thousands)
         Year Ended December 31, 1994:
          -----------------------------
           Industry segments:
              Kaolin (domestic)           $  41,231          $  (4,693)        $   3,703          $     929      $  53,776
              Rutile (foreign)               30,263              3,789             6,212             16,378
                                          ---------          ---------          --------           --------      ---------
                                             71,494               (904)            9,915             17,307         53,776

         Corporate and other non-
           segment items                                        (2,996)(3)           119                  0         92,339(4)
                                          ---------          ---------          --------           --------      ---------
              Total                       $  71,494          $  (3,900)        $  10,034          $  17,307      $ 146,115
                                          ---------          ---------          --------           --------      ---------
                                          ---------          ---------          --------           --------      ---------

         Year Ended December 31, 1993:
          -----------------------------
           Industry segments:
              Kaolin (domestic)           $  32,037          $  (9,709)        $   3,815          $     810      $  54,804
              Rutile (foreign)               56,146             14,587            10,999             10,364         80,132
                                          ---------          ---------          --------           --------      ---------

                                             88,183              4,878            14,814             11,174        134,936
         Corporate and other non-
           segment items                        263            (14,669)(3)           460                 45         27,822
                                          ---------          ---------          --------           --------      ---------
             Total                        $  88,446          $  (9,791)        $  15,274          $  11,219      $ 162,758
                                          ---------          ---------          --------           --------      ---------
                                          ---------          ---------          --------           --------      ---------


(1) Sales in 1995 totalled $36,755,000 and include kaolin sales to three customers of $13,200,000, $4,500,000 and $3,800,000. Sales in 1994 include rutile sales to two customers of $9,920,000 and $8,120,000 and kaolin sales to one customer of $11,400,000. Sales in 1993 include rutile and ilmenite sales to a customer of $24,177,000 and kaolin sales to a customer of $9,422,000.

(2) Operating earnings (loss) of the segments consists of total revenues less cost of sales, distribution, marketing and service charges and administrative expenses applicable to the individual segments.

(3) Includes interest expense related to the kaolin and rutile segments.

(4) At December 31, 1994 the Company adopted the cost basis of accounting for its investment in SRL (see Note A) and recorded $64,353,000 as its investment in SRL which is included in Corporate and other non-segment items.


U.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The quarterly results of operations are shown below:

                                                    First      Second       Third      Fourth
                                                   Quarter     Quarter     Quarter     Quarter
                                                   -------     -------     -------     -------
                                                     (In thousands except per share amounts)
    Year Ended December 31, 1995:
    -----------------------------
         Sales                                   $ 10,277    $  9,857    $  8,557    $  8,064

         Gross profit (loss)                          260          16        (376)       (574)

         Net earnings (loss)                       (5,305)     (1,466)        631      (2,119)

         Earnings (Loss) per common and common       (.33)       (.09)        .04        (.13)
           equivalent share (4)

    Year Ended December 31, 1994:
     -----------------------------
         Sales                                  $  17,316   $  15,770   $  15,971   $  22,437

         Gross profit                               1,908       1,499       1,675       2,650

         Net (loss)                                  (683)       (322)     (1,152)    (13,454) (1)

         (Loss) per common and common
           equivalent share (4)                     (0.05)      (0.02)      (0.08)      (0.85)

    Year Ended December 31, 1993:
     -----------------------------
         Sales                                  $  21,001   $  24,875   $  18,524   $  24,046

         Gross profit                               1,951       2,624       1,234       5,326 (2)

         Earnings (loss) before
           extraordinary item                      (7,213)     (2,929)         89       1,797

         Net earnings (loss)                       (7,213)     (2,929)         89         971 (3)

         Earnings (loss) per common and common
           equivalent share:  (4)
              Earnings (loss) before
                extraordinary item                  (0.48)      (0.19)       0.01        0.12
              Net earnings (loss)                   (0.48)      (0.19)       0.01        0.06

(1) Net loss in the fourth quarter includes a $1,527,000 gain on sale of 50% of the rutile segment, a $1,000,000 payment made to the government of Sierra Leone to resolve certain claims and income tax expense of $14,095,000 related to recording a valuation allowance for a deferred tax asset at the rutile segment.

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

(3) In addition to the items in Note (2) above, net earnings in the fourth quarter of 1993 include a charge of $3,074,000 for the impairment of an investment and a writedown of the carrying amount of certain equipment, an income tax benefit of $7,066,000 related to additional tax deductions at SRL and, as a result of the sale of 50% of SRL, costs of $765,000, an extraordinary loss of $826,000 related to the early extinguishment of debt and a domestic income tax provision of $2,078,000. The effect of these events was to increase net earnings by $1,198,000 ($.08 per share) during the fourth quarter.

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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by the above Items 10-13 is incorporated by reference from the Company's Proxy Statement to be dated April 16, 1996.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  1.   Financial Statements:  The following financial statements of Nord
               Resources Corporation are included in Part II, Item 8 of this
               Form 10-K

                                                                      PAGE
     (a)  2.   Financial Statement Schedules:

               Independent Auditors' Report                            69

               Schedule I -   Condensed financial information of
                              Registrant, Nord Resources Corporation   70

               Schedule II -  Valuation and qualifying accounts        73

               Nord Pacific Limited:
                  Independent Auditors' Report                         74
                  Consolidated Balance Sheets                          75
                  Consolidated Statements of Operations                77
                  Consolidated Statements of Shareholders' Equity      78
                  Consolidated Statements of Cash Flows                79
                  Notes to Consolidated Financial Statements           80

     (a)  3.   Exhibits:  See INDEX TO EXHIBITS

     (b)       Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Nord Resources Corporation
Dayton, Ohio


We have audited the consolidated financial statements of Nord Resources Corporation and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995; and have issued our report thereon dated
March 25, 1996, which report disclaims an opinion on the consolidated financial statements as of December 31, 1995 and 1994 and for each of the two years in the period ended december 31, 1995 because of uncertainties relating to the ability of the Company to continue as a going concern and the inability of other auditors to express an opinion on the financial statements of the Rutile Segment, and includes an explanatory paragraph as to the Company changing its method of accounting for its investment in the Rutile Segment to the cost basis at December 31, 1994; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Nord Resources Corporation and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion based on our audits. In our opinion, the consolidated financial statement schedules as of December 31, 1993 and for the year then ended, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein. As explained in the fifth paragraph of our report, we are unable to express, and we do not express, an opinion on the Company's consolidated financial statements for 1995 and 1994. Accordingly, we are unable to express, and we do not express, an opinion on the consolidated financial statement schedules as of December 31, 1995 and 1994 and for each of the two years in the period ended December 31, 1995.



Deloitte & Touche LLP

Dayton, Ohio
March 25, 1996

NORD RESOURCES CORPORATION

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
  REGISTRANT, NORD RESOURCES CORPORATION
BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
(In thousands)



ASSETS                                      1995           1994
- ------------------                         ------         ------

CURRENT ASSETS:
    Cash and cash equivalents            $  6,026       $  8,140
    Restricted cash - SRL                   2,431          2,934
    Accounts receivable - affiliates                       2,189

    Accounts receivable - other               106            489

    Prepaid expenses                          227            438
                                         --------        -------

TOTAL CURRENT ASSETS                        8,790         14,053


RESTRICTED CASH AND INVESTMENTS             2,607          2,797


INVESTMENTS IN AND ADVANCES TO
 UNCONSOLIDATED AFFILIATE                   8,338          8,142


INVESTMENTS IN AND ADVANCES TO
 CONSOLIDATED SUBSIDIARIES                 32,209         34,855


INVESTMENT IN RUTILE SEGMENT,
 at cost as described in Note A            63,517         64,353


PROPERTY, PLANT AND EQUIPMENT, at cost
 less accumulated depreciation                 45            119


OTHER ASSETS                                3,640          2,270
                                        ---------      ---------
                                        $ 119,146      $ 126,726
                                        ---------      ---------
                                        ---------      ---------

LIABILITIES AND
STOCKHOLDERS' EQUITY                       1995            1994
- -------------------------               --------         -------

CURRENT LIABILITIES:
  Accounts payable                      $    221        $     61
  Accrued expenses                           478             724
  Obligations to lenders - SRL            23,458          23,234
  Current maturities of
    long-term debt                                            82
                                         -------         -------

TOTAL CURRENT LIABILITIES                 24,157          24,101



LONG-TERM LIABILITIES:
  Retirement benefits                      6,026           5,076
  Other                                                       15
                                         -------         -------
                                           6,026           5,091

STOCKHOLDERS' EQUITY:
  Common Stock                               158             158
  Additional paid-in capital              58,137          58,137
  Retained earnings                       30,833          39,092
  Cumulative foreign currency
    translation adjustment                   282             282
  Minimum pension liability                 (447)           (135)
                                      ----------     -----------
                                          88,963          97,534
                                      ----------     -----------
                                      $  119,146     $   126,726
                                      ----------     -----------
                                      ----------     -----------


NORD RESOURCES CORPORATION

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
   REGISTRANT, NORD RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
(IN THOUSANDS)


                                                  1995      1994      1993
                                                 ------     ------    ------
COSTS AND EXPENSES:
    Depreciation and amortization              $    93    $   119   $   271
    Selling, general and administrative          4,085      4,351     1,076
                                                -------   --------   -------
    Total costs and expenses                     4,178      4,470     1,347

OTHER INCOME (EXPENSE):
    Interest income                                657        580       367
    Equity in net earnings (loss) of:
       Consolidated subsidiaries                (6,937)   (15,873)   (9,812)
       Unconsolidated affiliates                   526      1,613    (1,299)
    Stockholder litigation settlement                                (4,750)
    Litigation recoveries                        3,225        950       500
    Interest expense                              (125)       (92)   (2,003)
    Gain on sale of 50% of SRL                              1,527
    Other                                           86        138       242
                                                -------   --------   -------
    Total other income (expense)                (2,568)   (11,157)  (16,755)

(LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAX (EXPENSE) BENEFIT                (6,746)   (15,627)  (18,102)

INCOME TAX (EXPENSE) BENEFIT                    (1,513)        16     9,740
                                                -------   --------   -------
(LOSS) FROM CONTINUING OPERATIONS               (8,259)   (15,611)   (8,362)

EARNINGS (LOSS) FROM DISCONTINUED
    OPERATIONS                                                          106

(LOSS) BEFORE EXTRAORDINARY ITEM                (8,259)   (15,611)   (8,256)

EXTRAORDINARY ITEM - Loss on early
   extinguishment of debt                                              (826)
                                                -------   --------   -------
NET EARNINGS (LOSS)                            $(8,259)  $(15,611)  $(9,082)
                                                -------   --------   -------
                                                -------   --------   -------



NORD RESOURCES CORPORATION

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
   REGISTRANT, NORD RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
(IN THOUSANDS)


Increase (Decrease) in cash and cash equivalents          1995         1994         1993
                                                         ------       ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) adjusted for non-cash
         items except depreciation, depletion,
         amortization and dividends received         $  (3,639)    $ (4,783)    $   (500)
    Depreciation, depletion and amortization                93          119          271
    Dividends received from consolidated
         subsidiaries                                                              7,500
                                                     ---------     --------     --------

    Net cash provided by (used in) operating
      activities                                        (3,546)      (4,664)       7,271

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (44)
    Additions to other assets                           (1,390)        (228)        (209)
    (Increase) decrease in investments in and
         advances to subsidiaries and affiliate          2,714          (74)      17,178
                                                     ---------     --------     --------
    Net cash provided by (used in) investing
      activities                                         1,324         (302)      16,925

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additional indebtedness                                                          219
    Payments of indebtedness                               (82)        (137)      (9,318)
    Restricted cash and investments                        190         (194)      (2,304)
    Stock option activity                                                37           31
                                                     ---------     --------     --------
    Net cash provided by (used in)
      financing activities                                 108         (294)     (11,372)
                                                     ---------     --------     --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (2,114)      (5,260)      12,824

CASH AND CASH EQUIVALENTS - Beginning of Year            8,140       13,400          576
                                                     ---------     --------     --------
CASH AND CASH EQUIVALENTS - End of Year              $   6,026     $  8,140     $ 13,400
                                                     ---------     --------     --------
                                                     ---------     --------     --------
CASH PAID FOR:
    Interest                                         $      86     $     12     $ 2,072
                                                     ---------     --------     --------
                                                     ---------     --------     --------
    Income taxes                                                                $  1,100
                                                                                --------
                                                                                --------

NON-CASH TRANSACTIONS:
    Conversion of advances to affiliate into
       common stock                                                $  2,900     $  2,500
                                                                   --------     --------
                                                                   --------     --------

    Debenture retired in connection with
       the sale of 50% of SRL                                                   $ 20,000
                                                                                --------
                                                                                --------

    Stock issued to settle long-term liability                     $  4,250
                                                                   --------
                                                                   --------


NORD RESOURCES CORPORATION AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS  (IN THOUSANDS)

                       Column A                            Column B   Column C     Column D   Column E
- ----------------------------------------------------      ---------   ---------   ---------   ---------
                                                          Balance at  Additions
                                                          Beginning   Charged to               Balance
                                                              of      Costs and                at End
                     Description                            Period     Expenses   Deductions  of Period
- -----------------------------------------------------     ---------   ----------  ----------  ---------
YEAR ENDED DECEMBER 31, 1995

   Allowance for doubtful accounts                          $   145    $          $     145   $
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------
   Investment valuation allowance - Manatee Gateway         $ 2,219    $    175   $           $   2,394
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------
   Provision for impairment - Ilmenite equipment            $   855    $          $           $     855
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------
   Income tax valuation allowance                           $ 7,050    $  1,940   $           $   8,990
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------

YEAR ENDED DECEMBER 31, 1994

   Allowance for doubtful accounts                          $    75    $     70    $           $    145
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------
   Investment valuation allowance - Manatee Gateway         $ 2,219    $           $           $  2,219
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------
   Provision for impairment - Ilmenite equipment            $   855    $           $           $    855
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------
   Income tax valuation allowance                           $ 6,003    $ 15,821    $ 14,774(1) $  7,050
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------

YEAR ENDED DECEMBER 31, 1993

   Estimated loss on disposal, including
   provision for estimated operating losses
   to disposal date.                                         $5,839    $           $  5,839(2) $
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------
   Allowance for doubtful accounts                          $          $     75    $           $     75
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------
   Investment valuation allowance - Manatee Gateway         $          $  2,219    $           $  2,219
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------
   Provision for impairment - Ilmenite equipment            $          $    855    $           $    855
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------
   Income tax valuation allowance                           $15,718    $           $  9,715(3) $  6,003
                                                           --------    --------   ---------   ---------
                                                           --------    --------   ---------   ---------

(1) Represents the portion of the valuation allowance relating to SRL which was reclassified to Investment in SRL upon the adoption of the cost basis of accounting for SRL at December 31, 1994. (See Notes A and C)
(2) Loss on disposal and operating loss charged to reserve.
(3) Reversal of valuation allowance included as a component of income tax expense.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Nord Pacific Limited
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Nord Pacific Limited and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995 (all expressed in U.S. dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nord Pacific Limited and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with accounting principles generally accepted in the United States of America.


/s/DELOITTE & TOUCHE
 Chartered Accountants
 Hamilton, Bermuda
 March 11, 1996

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
 (IN THOUSANDS OF U.S. DOLLARS)

ASSETS (Note E)                                              1995          1994
                                                        ---------     ---------

CURRENT ASSETS:
  Cash and cash equivalents                              $  3,656      $  7,149
  Accounts receivable (no allowance for
   doubtful accounts is considered necessary):
    Trade                                                   1,172         1,191
    Affiliates                                                 40            46
    Other                                                      49            50
                                                        ---------     ---------
                                                            1,261         1,287
  Inventories:
    Copper                                                     88           108
    Supplies                                                  183           116
                                                        ---------     ---------
                                                              271           224
  Forward currency exchange contracts (Note F)              1,022         1,264
  Premium on derivative financial instruments (Note F)        348
  Prepaid expenses                                            172            33
                                                        ---------     ---------
TOTAL CURRENT ASSETS                                        6,730         9,957

RESTRICTED CASH (Note E)                                    1,080         1,024

FORWARD CURRENCY EXCHANGE CONTRACTS (Note F)                                849

PREMIUM ON DERIVATIVE FINANCIAL INSTRUMENTS (Note F)          960

DEFERRED COSTS ASSOCIATED WITH
  ORE UNDER LEACH, net of accumulated amortization
    of $5,867 in 1995 and $3,619 in 1994 (Note B)           5,606         4,295

PROPERTY, PLANT, AND EQUIPMENT, at cost
  less accumulated depreciation (Note C)                    5,919         5,612

DEFERRED EXPLORATION AND DEVELOPMENT COSTS:
  Girilambone, net of accumulated amortization
    of $799 in 1995 and $469 in 1994 (Note B)               1,356         1,587
  Exploration prospects (Note D)                           12,956         9,308

DEBT ISSUANCE COSTS, net of accumulated amortization
  of $430 in 1995 and $271 in 1994                             59           218
                                                        ---------     ---------
                                                         $ 34,666      $ 32,850
                                                        ---------     ---------
                                                        ---------     ---------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
(IN THOUSANDS OF U.S. DOLLARS,
EXCEPT SHARE AND PER SHARE AMOUNTS)

LIABILITIES AND SHAREHOLDERS' EQUITY                         1995       1994
- -----------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable:
   Trade                                                 $  1,613   $    932
   Affiliates                                                  32         47
                                                         ---------  ---------
                                                            1,645        979

  Accrued expenses                                            822        303
  Payable on derivative financial instruments (Note F)        393
  Obligation under purchase agreement (Note D)                           698
  Current maturities of long-term debt (Note E)             3,930      3,960
                                                         ---------  ---------
TOTAL CURRENT LIABILITIES                                   6,790      5,940

LONG-TERM LIABILITIES:
  Long-term debt (Note E)                                   1,500      3,173
  Payable on derivative financial instruments (Note F)        883
  Deferred income tax liability (Note K)                    1,120
  Obligation under purchase agreement (Note D)                744        776
  Retirement benefits (Note L)                                169        148
                                                         ---------  ---------
TOTAL LONG-TERM LIABILITIES                                 4,416      4,097

CONTINGENT LIABILITY (Note M)

SHAREHOLDERS' EQUITY (Notes G and I):
  Common stock, par value $.01 per share,
   authorized - 100,000,000 shares, issued
   and outstanding: 1995 - 47,461,270 and
   1994 - 47,446,707                                          475        474
  Additional paid-in capital                               31,336     31,325
  Deficit                                                  (9,149)    (9,784)
  Foreign currency translation adjustment                     798        798
                                                         ---------  ---------
                                                           23,460     22,813
                                                         ---------  ---------
                                                         $ 34,666   $ 32,850
                                                         ---------  ---------
                                                         ---------  ---------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                           1995         1994        1993
                                        ---------     --------    --------
SALES                                   $ 14,074      $ 11,293    $  4,674


COSTS AND EXPENSES:
  Cost of sales                            7,664         7,289       3,861
  Abandoned and impaired projects
    (Note M)                                 352            35         298
  General and administrative:
   Nord Resources Corporation (Note G)       361           318         308
   Other                                   2,661         2,417       2,320
                                        ---------      --------    --------

    Total general and administrative       3,022         2,735       2,628
                                        ---------      --------    --------

  Total costs and expenses                11,038        10,059       6,787
                                        ---------      --------    --------
OPERATING EARNINGS (LOSS)                  3,036         1,234      (2,113)

OTHER INCOME (EXPENSE):
  Interest and other income                  448           697         235
  Interest and debt issuance costs          (604)         (992)       (969)
  Forward currency exchange contracts
   gain (loss) (Note F)                     (279)        2,535          14
  Foreign currency transaction gain
   (loss)                                   (378)          515        (204)
                                        ---------      --------    --------
TOTAL OTHER INCOME (EXPENSE)                (813)        2,755        (924)
                                        ---------      --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES        2,223         3,989      (3,037)

PROVISION FOR INCOME TAXES (Note K)        1,120
                                        ---------      --------    --------
NET EARNINGS (LOSS)                     $  1,103      $  3,989     $(3,037)
                                        ---------      --------    --------
                                        ---------      --------    --------
NET EARNINGS (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE           $   0.02      $   0.09     $ (0.12)
                                        ---------      --------    --------
                                        ---------      --------    --------

AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES (In thousands) (Note A)           47,796       54,002      25,764
                                        ---------      --------    --------
                                        ---------      --------    --------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARES)

                                           Common Stock
                                   --------------------------     Additional                      Currency
                                                                   Paid-in                      Translation
                                     Shares            Amount      Capital         Deficit       Adjustment
                                   --------------------------------------------------------------------------

BALANCE - December 31, 1992        24,367,216          $ 244      $  13,383       $(10,736)       $    370

  Net (loss)                                                                        (3,037)
  Unrealized translation gain                                                                          428
  Compensation relating to
   non-qualified options and
   restricted shares                                                     69
  Common stock issued relating
   to stock bonus plan                155,200              1             21
  Exercise of stock options           456,000              4            203
  Forfeiture of restricted stock      (16,000)                           (9)
  Conversion of long-term debt
   to common stock (Note G)         2,962,960             30          2,470
                                  -----------         ------     ----------      ---------        --------

BALANCE - December 31, 1993        27,925,376            279         16,137        (13,773)            798

  Net earnings                                                                       3,989
  Compensation relating to
   restricted shares                                                    16
  Issuance of common stock         16,000,000            160         12,304
  Stock option activity                32,610                             3
  Conversion of long-term debt
   to common stock (Note G)         3,488,721             35          2,865
                                  -----------         ------     ----------      ---------        --------
BALANCE - December 31, 1994        47,446,707            474         31,325         (9,784)            798

  Net earnings                                                                       1,103
  Common stock issued relating to
   stock bonus plan                    14,563              1             11
  Dividend paid ($0.01 per share)                                                     (468)

                                  -----------         ------     ----------      ---------        --------

BALANCE - December 31, 1995        47,461,270          $ 475      $  31,336       $ (9,149)       $    798
                                  -----------         ------     ----------      ---------        --------
                                  -----------         ------     ----------      ---------        --------


See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------
(IN THOUSANDS OF U.S. DOLLARS)

INCREASE (DECREASE) IN CASH                                          1995           1994           1993
                                                                  --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                             $  1,103       $  3,989       $ (3,037)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation                                                     1,258            995            545
    Amortization                                                     2,736          3,043          1,548
    Compensation relating to non-qualified options,
     bonus shares and restricted stock                                  12             16             83
   Unrealized (gain) loss on forward currency exchange
    contracts                                                          977         (2,017)           (14)
   Foreign currency transaction loss (gain)                            378           (515)           187
   Abandoned and impaired projects                                     352             35            298
   Change in assets and liabilities:
    Accounts receivable                                                (36)          (226)          (804)
    Inventories                                                        (47)           171           (406)
    Prepaid expenses                                                  (139)            11             (1)
    Accounts payable                                                   709           (378)           (43)
    Accrued expenses and other liabilities                             525           (613)           282
    Deferred income taxes                                            1,120
                                                                  --------       --------       --------
       Net cash provided by (used in) operating activities           8,948          4,511         (1,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred costs associated with ore under leach                    (3,558)        (3,627)        (4,157)
  Capital expenditures                                              (1,569)          (727)        (3,893)
  Payment of obligation under purchase agreement                      (648)
  Deferred exploration costs                                        (4,099)        (1,611)        (1,236)
                                                                  --------       --------       --------
       Net cash (used in) investing activities                      (9,874)        (5,965)        (9,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                         14,266
  Costs associated with issuance of common stock                                   (1,105)          (697)
  Dividends paid                                                      (468)
  Payments of long-term debt                                        (4,703)        (5,771)
  Additions to long-term debt                                        3,000            140         10,817
  Borrowings - Nord Resources Corporation                                             221          1,839
  Payments - Nord Resources Corporation                                              (166)          (170)
  Stock option activity                                                                 3            207
  Restricted cash                                                      (56)           115         (1,026)
                                                                  --------       --------       --------
       Net cash (used in) provided by financing activities          (2,227)         7,703         10,970

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                     (340)           596            (36)
                                                                  --------       --------       --------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (3,493)         6,845            286

CASH AND CASH EQUIVALENTS- beginning of year                         7,149            304             18
                                                                  --------       --------       --------

CASH AND CASH EQUIVALENTS - end of year                           $  3,656       $  7,149       $    304
                                                                  --------       --------       --------
                                                                  --------       --------       --------

CASH PAID FOR INTEREST, net of capitalized interest of
 $97 in 1993                                                      $    449       $    950       $    481
                                                                  --------       --------       --------
                                                                  --------       --------       --------

NON-CASH TRANSACTIONS:
  Purchase of derivative financial instruments (Note F)           $  1,308
                                                                  --------
                                                                  --------
  Conversion of long-term debt due to Nord Resources
   Corporation into common stock (Note G)                                        $  2,900       $  2,500
                                                                                 --------       --------
                                                                                 --------       --------
  Obligation incurred for purchase of interest in
   exploration project (Note D)                                                                 $  1,289
                                                                                                --------
                                                                                                --------


See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN U.S. DOLLARS)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY DESCRIPTION

Nord Pacific Limited (the "Company") operates in a single industry segment which includes the exploration for and development and production of precious and base metals and strategic mineral properties primarily in Australia and Papua New Guinea. Exploration activity is also carried on in North America, including Mexico, primarily for gold.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 40% interest in the Girilambone copper property ("Girilambone") in Australia. Financial statement amounts relating to Girilambone represent the Company's proportionate interest in the assets, liabilities and operations of Girilambone. All significant intercompany transactions are eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market.

DEFERRED COSTS ASSOCIATED WITH ORE UNDER LEACH

Costs at Girilambone incurred with respect to ore under leach are deferred and amortized using the units of production method over the estimated reserves. Copper is projected to be recovered during the next 4 year period, based on the present proven reserves and copper within the leach pads. The Company continually evaluates and refines estimates used to determine the amortization and carrying amount of deferred costs associated with ore under leach based upon actual copper recoveries and operating plans.

PROPERTY, PLANT AND EQUIPMENT

Non-mining property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment related to Girilambone is depreciated by the units-of-production method over the estimated reserves.

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

FINANCIAL INSTRUMENTS

Gains and losses related to qualifying hedges of anticipated copper sales are deferred and recognized in the statement of operations as a component of sales at the settlement date.

Realized and unrealized gains and losses on forward currency exchange contracts and other derivative financial instruments that do not qualify as hedges are recognized currently in the statement of operations. Net unrealized gains and losses are included as assets or liabilities in the balance sheet. (See Note F)

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Net earnings per common and common equivalent share for the years ended December 31, 1995, and December 31, 1993, is calculated using the treasury stock method. Net earnings per common and common equivalent share are computed on a modified treasury stock method during 1994 as options outstanding exceeded 20% of the Company's shares outstanding at December 31, 1994. Under this method of computation, all options outstanding are presumed exercised, and proceeds are deemed to be applied to reduce borrowings with any excess proceeds applied to the purchase of U.S. government securities. Net earnings and average common and common equivalent shares are adjusted to include the effect of the above calculation in determining the Company's net earnings per common and common equivalent share.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1994 and 1993 consolidated financial statements to conform to the classifications used in 1995. These reclassifications had no effect on net earnings or shareholders' equity as previously reported.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Acounting Standard Board issued Statement ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires review for impairment of long-lived assets whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has not adopted SFAS NO. 121, but believes that the adoption would not have a material effect on the Company's financial statements at December 31, 1995.

B.  GIRILAMBONE

The Company is a 40% joint venturer in Girilambone which commenced production in May 1993. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. During 1995 the estimated reserves were revised based on improved ore grades. The effect of this change was to reduce depreciation and amortization expense at Girilambone by $293,000 ($0.01 per share) in 1995. Following is summarized balance sheet data of Girilambone:



                                                                                                   Amounts
                                                                                                Included in
                                                                Total                          Accompanying
Balance Sheet Data                                            Girilambone                       Financial
(In thousands)                                              Joint Venture                       Statements
- --------------------------                         ----------------------------         --------------------------
                                                      1995              1994              1995              1994
                                                  ---------         ---------         ---------         ---------

Current assets                                     $    817          $    861          $    327          $    344
Deferred costs
 associated with
 ore under leach - net                               14,015            10,738             5,606             4,295
Property, plant and
 equipment - net                                     13,651            13,638             5,460             5,455
Deferred exploration and
 development costs - net                              7,386             8,293             1,356             1,587
                                                  ---------         ---------         ---------         ---------
Total assets                                         35,869            33,530            12,749            11,681
Current liabilities                                   2,437             1,599               975               639
                                                  ---------         ---------         ---------         ---------
Partners' equity                                   $ 33,432          $ 31,931          $ 11,774          $ 11,042
                                                  ---------         ---------         ---------         ---------
                                                  ---------         ---------         ---------         ---------
The Company's share of
 equity (40%)                                      $ 13,373          $ 12,772

Less:  Eliminations                                  (1,599)           (1,730)
                                                  ---------         ---------
                                                   $ 11,774          $ 11,042
                                                  ---------         ---------
                                                  ---------         ---------



Debt incurred for the development and construction of Girilambone is the separate responsibility of each venturer and is not included in the joint venture's financial statements. The Company has $5,430,000 of debt outstanding at December 31, 1995, which was incurred to fund the construction and development of Girilambone.

Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense data related to the operation of the mine is as follows:


Cost and Expense Data                                 Total
(In thousands)                              Girilambone Joint Venture
- ----------------------------   ---------------------------------------------
                                  1995              1994              1993
                              ---------        ----------        ----------
Cost of copper sales          $  19,161         $  18,223         $   9,653
General and administrative          270               235               502

Cost and Expense Data                          Amounts Included in
(In thousands)                         Accompanying Financial Statements
- ----------------------------   ---------------------------------------------
                                   1995              1994              1993
                              ---------        ----------        ----------
Cost of copper sales          $   7,664         $   7,829         $   3,861
General and administrative          108                94               201


C.  PROPERTY, PLANT & EQUIPMENT


                                                       December 31,
                                                1995             1994
                                             ---------        ----------
                                                     (In thousands)
Land                                         $     285         $     186
Plant, mining and milling equipment              8,216             6,783
Furniture and fixtures                             638               700
                                             ---------        ----------
                                                 9,139             7,669
Less accumulated depreciation                    3,220             2,057
                                             ---------        ----------
                                             $   5,919         $   5,612
                                             ---------        ----------
                                             ---------        ----------


Girilambone property, plant and equipment, net of accumulated depreciation, of $5,460,000 and $5,455,000 at December 31, 1995 and 1994, respectively, is included above.

D.  DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Exploration prospects include the following:


                                                     December 31,
                                           1995                1994
                                        ---------          ----------
                                                 (In thousands)
Ramu                                    $   1,511           $   1,507
Tabar Islands                               8,666               6,553
Girilambone Exploration Area                2,635               1,147
Other                                         144                 101
                                        ---------          ----------
                                        $  12,956           $   9,308
                                        ---------          ----------
                                        ---------          ----------


RAMU

The Company entered into an agreement with its Ramu joint venturer to dilute its interest to 40%. In return, the joint venturer was required to fund the next 5,000,000 Kina (Papua New Guinea currency) of expenditures on the project. As of December 31, 1995, the joint venturer has met and exceeded the required expenditure level, and earned its 60% interest. The Company has elected not to contribute its share of expenditures during the current budget period, and its interest has been reduced to 37.72% at December 31, 1995. The Company currently does not have sufficient capital to fund its share of future commercial development costs, and would need to obtain additional funding for such costs.

Another party, Eastern Pacific Mines, may elect within 180 days of receiving details of any proposed commercial development of Ramu to participate in such development up to 10%. The interest is to be acquired from the Company and the joint venturer in proportion to their interests.

TABAR ISLANDS

The Company entered into an agreement to increase its interest in the Tabar Islands project from 29% to 100%. The remaining purchase price of $744,000 (A$1,000,000) is payable two years after the granting of a mining lease by the government of Papua New Guinea.

The sellers have an option to reacquire 50% of the project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually. Exercise of the option would require payment to the Company of 2 1/2 times its cumulative expenditures for mine development from July 1994 to the date the option is exercised. Expenditures from July 1994, through December 31, 1995, totaled approximately $2,600,000.

GIRILAMBONE EXPLORATION AREA

The Company has a 50% interest in an exploration joint venture related to areas adjacent to its Girilambone copper mine. Under the venture the Company is required to fund its 50% share of exploration costs.

During 1994 and 1995, mineable reserves were identified in the Girilambone North Project area, approximately three miles north of the Girilambone mine. Feasibility studies on these reserves, estimated to contain 43,062 tonnes of copper metal, are expected to be finalized in the next several months. The reserves can be processed through the existing Girilambone plant.

As the Company is still in the exploration and prefeasibility phase of all projects except Girilambone and the Girilambone Exploration Area, additional efforts on these properties will be required in order to determine the extent to which resources will be commercially viable and whether the deferred exploration and development costs ultimately will be realized.

E. INDEBTEDNESS


                                                    December 31,
                                           1995                1994
                                        ---------          ----------
                                                 (In thousands)
Girilambone financing agreement,
   (payable $3,930,000 in 1996,
    $1,500,000 in 1997)                 $   5,430           $   7,133

Less current maturities                    (3,930)             (3,960)
                                        ---------          ----------
                                        $   1,500           $   3,173
                                        ---------          ----------
                                        ---------          ----------


GIRILAMBONE FINANCING AGREEMENT

The Company has outstanding debt of $5,430,000 at December 31, 1995, under a financing agreement to fund its share of the development and construction costs of Girilambone, including an additional borrowing of $3,000,000 in December 1995. This additional borrowing is to be used for working capital and to fund development of the Company's 50% share of the Girilambone North Project. The lender holds a security interest in the Company's 40% interest in Girilambone. The loan bears interest at LIBOR plus 1.85% (7.51% at December 31, 1995). Principal payments during 1995 and 1994 totaled $4,703,000 and $2,867,000, respectively.

During the period the loan is outstanding, the Company is required to maintain a reserve account with the lender sufficient to meet the next quarterly principal repayment. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company.

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

COPPER AGREEMENTS

To mitigate the effect of price changes on substantially all of its expected copper sales through December 31, 1997, the Company has entered into put and call option agreements for the first quarter of 1996, and both swap and call option agreements for the remainder of 1996 and all of 1997.

The put and call options utilized for the first quarter of 1996 lock in a fixed price as a floor and a fixed price as a ceiling. The purchase of put options guarantees a minimum floor price. The sale of call options causes the Company to forego any benefit from a price increase above the call strike price. The Company entered into put and call option agreements with a single counterparty for a total of 3.3 million pounds of copper. This arrangement provides for the Company to receive a minimum of $1.07 per pound up to a maximum of $1.27 per pound. The Company has no participation if the market price (as determined by the London Metals Exchange) exceeds $1.27 per pound. Unrealized gains and losses on these options are included in operations currently until expiration of the contracts in the first quarter of 1996.

Under a separate arrangement, the Company entered into both swap and call option agreements with a single counterparty on a total of 23.1 million pounds of copper that generally settle ratably each month from April 1996 through December 1997. The swap agreements lock in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call price. The copper swap agreements are designated as hedges up to the level of anticipated copper sales, and gains and losses under these agreements are deferred and reflected as a component of sales when each contract settles. The swap agreements with contract amounts in excess of the anticipated copper sales and the call options do not qualify as hedges and are marked to market with the resulting gain of $12,000 included in operations currently.

Under this combination swap and call option arrangement, at the settlement date for each copper contract during the second through fourth quarters of 1996, the Company will receive $1.10 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.19 per pound. At the settlement date in 1997 for each copper contract, the Company will receive $1.02 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.11 per pound.

Sales for the years ended December 31, 1995, 1994, and 1993, are net of $1,080,000 and $27,000 of losses and $616,000 of gains, respectively, that were realized in settlement of copper hedging contracts.

The fair value of financial instruments in the following table was determined based upon price quotes received from the counterparty to the agreements.


                           # of Contracts  Strike Price           Fair Value
                         or Notional Amount  Per Tonne         Asset(Liability)
                         ------------------- --------------   -----------------
Purchased put options     3 @ 500 tonnes each  $2,350               $    2,000
Written call options      3 @ 500 tonnes each   2,800                  (58,570)
Purchased call options    21 @ 500 tonnes each  2,635-2,450          1,141,520
Swap agreements           21 @ 500 tonnes each  2,435-2,250         (1,217,700)

The unrealized gain of $164,000 on the swap agreements is included in Premium on Derivative Financial Instruments on the balance sheet at December 31, 1995.

FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts, expiring at various times through July 1996, to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1995, the Company recognized a loss of $279,000, compared to a gain of $2,535,000 in 1994 and a gain of $14,000 in 1993. At December 31, 1995, the total of outstanding contracts was $8,700,000 (A$13,200,000) compared to outstanding contracts of $14,600,000 (A$21,900,000) at December 31, 1994. The fair value of these contracts at December 31, 1995, which represents the amount that would be received for the contracts if they were sold, was $1,022,000 compared to $2,113,000 at December 31, 1994 based on a valuation provided by the financial institution holding the contracts.

The fair value of the Company's outstanding long-term debt is not considered to be materially different from its carrying amount.

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

G.  NORD RESOURCES CORPORATION ("RESOURCES")

In February 1994, simultaneous with the closing of the Australian Offering, Nord Resources Corporation ("Resources") converted $2,900,000 owed to it by the Company into 3,488,721 shares of common stock of the Company at $0.83 per share. In September 1993, Resources exchanged $2,500,000 of amounts owed to it by the Company for 2,962,960 shares of the Company's common stock at $0.84 per share, the closing bid price on NASDAQ on the date of the exchange. Interest expense under previous loans from Resources was $24,000 and $243,000 for the years ended December 31, 1994, and 1993, respectively. Resources provides certain services to the Company under a management agreement. Resources is reimbursed for all direct expenses and a portion of its overhead associated with the operations of the Company. At December 31, 1995, Resources owned approximately 35% of the outstanding common stock of the Company.

H.  OPERATING LEASES

The Company leases its office space and certain equipment under operating leases with terms ranging from one to five years. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable lease obligations for the years ended December 31 are as follows:

    1996      $263,000
    1997       102,000
    1998        73,000
    1999         4,000

Rent expense for operating leases was $238,000, $239,000, $284,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

I.  SHAREHOLDERS' EQUITY

STOCK OPTION PLANS AND OTHER OPTION GRANTS

Under the Company's three stock option plans, options have been granted at market price at date of grant (incentive stock options) and at or less than fair market value at date of grant (non-qualified options). In addition, during 1995, 1994 and 1993, non-plan options totaling 60,000, 1,320,000 and 1,040,000 shares, respectively, have also been granted to officers and directors of the Company at or in excess of fair market value at date of grant. Options are generally exercisable beginning one to three years from date of grant and expire over a five to ten year period from date of grant. During 1995 and 1994, non-plan options for 50,000 and 120,000 shares, respectively, which expire three years from date of grant were issued to two consultants to the Company.

A summary of the option transactions is as follows:


                                                          Exercise Price
                                          Shares           Per Share
                                       ----------        ------------
Outstanding at December 31, 1992        2,068,000          $.38 - .78

Granted                                 1,624,000                 .85
Exercised                                (456,000)          .38 - .78
Terminated                               (220,000)                .78
                                       ----------

Outstanding at December 31, 1993        3,016,000           .38 - .85

Granted                                 2,094,000           .88 - .93
Granted with Australian offering       16,000,000                 .93
Exercised                                 (64,610)          .51 - .85
Terminated                               (335,390)          .78 - .88
                                       ----------
Outstanding at December 31, 1994       20,710,000           .38 - .93

Granted                                 2,006,000                 .80
Terminated                            (16,004,000)          .80 - .93
                                       ----------
Outstanding at December 31, 1995        6,712,000          $.38 - .93
                                       ----------
                                       ----------


At December 31, 1995, 4,552,000 options were exercisable at prices ranging from $.38 to $.93 per share and 1,473,390 shares are available for future grant under the Stock Option Plans.


STOCK BONUS PLAN

The 1990 Stock Bonus Plan provides for the issuance of up to 400,000 shares of common stock as incentive bonuses. At December 31, 1995, 380,963 shares have been awarded and 19,037 shares are available for future award under this plan.

1995 STOCK OPTION PLAN

During 1995, the Company's Board of Directors and shareholders approved the adoption of the 1995 Stock Option Plan which provides for the issuance of 3,000,000 options of which 1,896,000 were granted during 1995. The plan provides that 1,520,000 options be reserved for directors; of this amount, 1,400,000 options were granted to directors during 1995.

A total of 8,204,427 shares have been reserved for exercise of stock options and for award under the Stock Bonus Plan.

PUBLIC OFFERING

On February 15, 1994, the Company completed an offering of its common stock in Australia. The offering consisted of 16,000,000 shares of the Company's common stock at $.89 per share (A$1.25 converted at the February 15, 1994, exchange rate) together with 16,000,000 detachable options to purchase additional shares of the Company's common stock at $.93 per share (A$1.25 converted at the December 31, 1995, exchange rate). These options expired unexercised on June 30, 1995.

OTHER

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages but does not require the adoption of the fair value method of accounting for stock options and similar equity instruments. This standard requires adoption no later than fiscal years beginning after December 15, 1995. The Company has elected to continue to measure compensation cost in accordance with APB No. 25 and in 1996 will adopt the additional disclosure provisions of SFAS No. 123.



J.  SIGNIFICANT CUSTOMERS

Sales in 1995 include copper sales to two customers of $11,255,000 and $2,926,000. These two customers accounted for 94% of the Company's sales in 1995. Sales in 1994 include copper sales to two customers of $9,622,000 and $1,543,000. Sales in 1993 include copper sales to one customer of $3,873,000. The loss of either or both of these customers would not have any material adverse effect on the Company because of the ongoing demand for the quality copper produced at Girilambone.

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

Net operating loss carryforwards of $3,700,000 which expire from 2005 through 2009 are available in the United States. These carryforwards are available only to reduce the separate taxable income of the Company's United States subsidiary.

Exploration cost carryforwards of $5,400,000 and development cost carryforwards of $2,100,000 are available in Australia. These carryforwards, subject to certain restrictions, are available indefinitely only to reduce the separate taxable income of the Company's Australian operations.

Exploration cost carryforwards of $9,200,000 which expire from 1996 through 2005 are available in Papua New Guinea, provided sufficient projects are developed in that country. These carryforwards, which expire $656,000 in 1996, $831,000 in 1997, $965,000 in 1998, and the remainder, thereafter, are available only to reduce the separate taxable income of the Company's Papua New Guinean operations.

The principal deferred tax assets and (liabilities) for the United States, Australia, Papua New Guinea and Mexico are as follows:


                                                      December 31,
                                           1995                1994
                                       ----------          ----------
                                                 (In thousands)
Long-term deferred tax assets
 and (liabilities):
  United States:
   Deferred tax assets:
    Deferred compensation               $      57           $      79
    Basis difference of intangible assets                           1
    Net operating loss carryforwards        1,266               1,137
                                       ----------          ----------
                                            1,323               1,217
   Deferred tax (liabilities) -
    Depreciation                              (11)                (16)
                                       ----------          ----------
   Net deferred tax assets                  1,312               1,201
   Valuation allowance                     (1,312)             (1,201)
                                       ----------          ----------
        Total United States             $       0           $       0
                                       ----------          ----------
                                       ----------          ----------




Australia:
 Deferred tax assets:
  Trading loss carryforwards                                      927
  Exploration cost carryforwards            1,935               1,298
  Development cost carryforwards              752               1,453
  Other                                        74                 193
                                       ----------          ----------
                                            2,761               3,871
 Deferred tax (liabilities):
  Unrealized gain on currency contracts      (368)               (697)
  Deferred leach costs                     (2,018)             (1,485)
  Exploration and development costs        (1,040)               (457)
  Depreciation                               (397)               (532)
  Other                                       (58)                (49)
                                       ----------          ----------
                                           (3,881)             (3,220)
                                       ----------          ----------
Net Deferred tax asset (liablility)        (1,120)                651
Valuation allowance                                              (651)

        Total Australia                 $  (1,120)          $       0
                                       ----------          ----------
                                       ----------          ----------
Papua New Guinea:
  Exploration cost carryforwards        $   3,208               2,193
  Exploration costs                        (2,942)             (1,961)

                                              266                 232
  Valuation allowance                        (266)               (232)
                                       ----------          ----------
                                       ----------          ----------
        Total Papua New Guinea          $       0           $       0
                                       ----------          ----------
                                       ----------          ----------
Mexico:
  Operating loss carryforwards          $     308           $      71
  Valuation allowance                        (308)                (71)
                                       ----------          ----------
        Total Mexico                    $       0           $       0
                                       ----------          ----------
                                       ----------          ----------


A valuation allowance has been provided for 100% of the Company's net deferred tax assets in the United States, Papua New Guinea and Mexico based on the history of operating losses for the Company in these countries and limitations on use of the carryforwards.

The Company had taxable income from its operations in Australia during 1995, which required the utilization of all its trading loss carryforwards and a portion of its development cost carryforwards.


                                              Year Ended December 31,
                                           1995                1994
                                       ----------          ----------
Currently payable:
Australia                              $    2,035          $    1,150
Use of Australian loss carryforwards       (2,035)             (1,150)
                                       ----------          ----------
                                                0                   0

Change in deferred income taxes             1,389               1,731
Change in valuation allowance                (269)             (1,731)
                                       ----------          ----------
Provision for income taxes             $    1,120          $        0
                                       ----------          ----------
                                       ----------          ----------


Principal reasons for the differences between the income taxes at the statutory U.S. rate and income tax expense as recorded:


                                              Year Ended December 31,
                                                1995               1994
                                            ----------          ----------
Income taxes at statutory U.S. tax rate     $      756          $    1,356

Permanent differences                                9                  (6)

Difference between Australian and
  U.S. tax rates                                   107                 (53)

Non-deductible losses of subsidiaries            1,006                 528

Effect of Australian tax rate increase
  on deferred income tax assets                    (59)

Decrease in Australian valuation allowance        (651)             (1,975)

Other                                              (48)                150
                                            ----------          ----------
Income tax expense                          $    1,120          $        0
                                            ----------          ----------
                                            ----------          ----------


The Company incurred operating losses in all of its subsidiaries for the year ended 1993; therefore, detail of provision for income taxes and the reconciliation of income tax expense to the U.S. statutory rate is not presented.

L.  PENSION PLANS

The Company has a defined contribution pension plan covering certain employees of its Australian operations. Under the terms of the plan, the Company contributes an amount equal to 10% of the employees wages. Pension costs were $41,000, $59,000, and $83,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

The Company is obligated to pay a lump sum benefit that matches the difference, if any, between the present value of an executive's retirement benefit under a previous plan and the cash value of an insurance policy at retirement. At December 31, 1995 and 1994, the cash surrender value of $174,100 and $135,400 respectively, has been offset against the accrued retirement benefits liability. Pension expense for the years ended December 31, 1995, 1994 and 1993 was $59,000, $76,000, and $50,000, respectively. Pension expense for 1995, 1994 and 1993 included $36,000, $62,000, and $38,000, respectively, of service cost and $23,000, $14,000, and $12,000, respectively, of interest on the accrued benefit obligation. The projected benefit obligation at December 31, 1995 and 1994 was $413,000 and $320,000 respectively. The assumed discount rate, the estimated rate at which the plan could settle its liabilities, was 7.5% in 1995, 8% in 1994 and 7% in 1993. The assumed rate of future pay increase was 5%.

M. CONTINGENT LIABILITY

EMPLOYMENT AGREEMENTS

The Company has agreements with two of its officers which contain change in control provisions which would entitle one officer to receive 50% of his salary and the other officer to receive 200% of his salary in the event of a change in control of the Company and a change in certain conditions of their employment. The maximum contingent liability under these agreements is approximately $500,000 at December 31, 1995.

EXPLORATION PROPERTY

During the second quarter of 1995, the Company reached an agreement whereby it could earn an equity interest in a gold and silver property in Mexico by spending $2 million by December 1997. In December 1995, after evaluating the property and obtaining poor exploration results, the Company decided to abandon the project, resulting in an abandonment loss of $352,000. No further expenditure is required in order to comply with provisions of the agreement.

N.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                         First         Second         Third           Fourth
                        Quarter      Quarter(1)     Quarter(1)       Quarter
                       --------     ----------      ---------       --------
Earnings (loss) before
 income taxes           $  (690)      $  1,190       $  1,654        $    69

Income tax expense                          94            659            367
                       --------     ----------      ---------       --------
Net earnings (loss)     $  (690)      $  1,096       $    995        $  (298)
                       --------     ----------      ---------       --------
                       --------     ----------      ---------       --------
Net earnings (loss) per
 common and common
 equivalent share       $ (0.01)      $   0.02       $   0.02        $ (0.01)
                       --------     ----------      ---------       --------
                       --------     ----------      ---------       --------


(1) The second and third quarter income tax expense and net earnings amounts included above have been restated for the effect of a revised calculation of income tax expense.
As a result, previously reported income tax expense has been increased, and previously reported net earnings has been been decreased by $ 94,000 (no per share effect) and $659,000 ($0.01 per share) in the second and third quarters, respectively.

O.  AMERICAN DEPOSITORY RECEIPTS ("ADRS") (UNAUDITED)

The Company has established a program whereby the Bank of New York has issued American Depository Receipts ("ADRs") in exchange for the ordinary shares of the Company's common stock. The exchange ratio is five ordinary shares for each ADR. The ADRs commenced trading on the NASDAQ National Market System on August 7, 1995. Effective September 25, 1995, the Company's ordinary shares were no longer traded on NASDAQ. The Company's ordinary shares continue to be listed and traded on the Australian Stock Exchange. Holders of ordinary shares and holders of ADRs can freely convert back and forth between both securities upon payment of a fee to the Bank of New York and presentation of appropriate documentation. Per share information converted to equivalent ADRs is as follows:

                      Earnings Per ADR Supplemental Information
                    Years Ended December 31, 1995, 1994, and 1993


                                       1995           1994           1993
                                    --------      ---------      ---------
Net earnings per ADR                 $   .12       $    .45       $   (.60)

Average equivalent ADR's (000's)       9,559         10,000          5,120
 (Assuming full conversion to ADRs)


                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

BY:s/EDGAR F. CRUFT
   -------------------------------
   EDGAR F. CRUFT
   CHAIRMAN OF THE BOARD (CHIEF EXECUTIVE
   OFFICER), PRESIDENT AND DIRECTOR

   MARCH 27, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   s/TERENCE H. LANG
   -------------------------------
   TERENCE H. LANG
   SENIOR VICE PRESIDENT - FINANCE
  (CHIEF FINANCIAL OFFICER),
   TREASURER AND DIRECTOR

   MARCH 27, 1996


   s/KARL A. FRYDRYK
   -------------------------------
   KARL A. FRYDRYK
   SECRETARY, VICE PRESIDENT-
   CONTROLLER (CHIEF
   ACCOUNTING OFFICER) AND
   DIRECTOR

   MARCH 27, 1996


   s/LEONARD LICHTER
   -------------------------------
   LEONARD LICHTER
   DIRECTOR

   MARCH 27, 1996


   s/W. PIERCE CARSON
   -------------------------------
   W. PIERCE CARSON
   DIRECTOR

   MARCH 27, 1996

                                  INDEX TO EXHIBITS

                                                                      PAGE
                                                                     NUMBER
2.  PLAN OF ACQUISITION, REORGANIZATION,
    ARRANGEMENT, LIQUIDATION OR SUCCESSION

    2.1       Stock Purchase Agreement dated March 11,
              1993 by and among Nord Kaolin Corporation
              ("NK Corp"), Nord Resources Corporation
              ("NRC"), Norplex, Inc. ("Norplex") and Kemira
              Holdings, Inc. ("Kemira").  Reference is made
              to Exhibit 2.1 of Registrant's Current Report on
              For 8-K dated March 11, 1993, which exhibit is
              incorporated herein by reference.                        **

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

    3.2       Amended and Restated By-Laws of Registrant.
              Reference is made to Exhibit 3.2 of Registrant's
              Report on Form 10-K for the year ended December
              31, 1994, which exhibit is incorporated herein by
              reference.                                               **


10. MATERIAL CONTRACTS

    10.1      Loan Agreement between Development Authority
              of the City of Jeffersonville and of Twiggs County
              and Nord Kaolin Company, dated as of June 1, 1994.
              Reference is made to Exhibit 10.1 of Registrant's
              Report on Form 10-K for the year ended December
              31, 1994, which exhibit is incorporated herein by
              reference.                                               **

                                                                      PAGE
                                                                     NUMBER


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

    10.8      Waiver, Consent and Agreement made March
              11,1993 by and between Nord Kaolin Company and entities under ATEL Financial Corporation

                                                                      PAGE
                                                                     NUMBER

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

    10.17     Amendment No. 2 to Nord Resources Corporation 1982
              Nord Incentive Stock Option Plan.  Reference is made to
              Exhibit 10.17 of Registrant's Report on Form 10-K for
              the year ended December 31, 1994, which exhibit is
              incorporated herein by reference.                        **

    10.18     Amendment No. 3 to Nord Resources Corporation 1982
              Nord Incentive Stock Option Plan.  Reference is made to
              Exhibit 10.18 of Registrant's Report on Form 10-K for
              the year ended December 31, 1994, which exhibit is
              incorporated herein by reference.                        **

    10.19     Amendment No. 4 to Nord Resources Corporation 1982
              Nord Incentive Stock Option Plan.

    10.20     Nord Resources Corporation 1987 Nord Incentive Stock
              Option Plan. Reference is made to Exhibit 10.33 of
              Registrant's Report on Form 10-K for the year ended
              December 31, 1987, which exhibit is incorporated herein
              by reference.                                            **

    10.21     Amendment No. 1 to Nord Resources Corporation
              1987 Nord Incentive Stock Option Plan. Reference is made to Exhibit 10.20 of Registrant's Report on Form 10-K

                                                                      PAGE
                                                                     NUMBER

              for the year ended December 31, 1994, which exhibit is
              incorporated herein by reference.                        **

    10.22     Amendment No. 2 to Nord Resources Corporation
              1987 Nord Incentive Stock Option Plan.

    10.23     Nord Resources Corporation 1989 Stock Option
              Plan.  Reference is made to Exhibit 10.33 of Regis-
              trant's Report on Form 10-K for the year ended
              December 31, 1989, which exhibit is incorporated
              herein by reference.                                     **

    10.24     Amendment No. 1 to Nord Resources Corporation
              1989 Stock Option Plan.  Reference is made to
              Exhibit 10.55 of Registrant's Report on Form 10-K
              for the year ended December 31, 1990, which exhibit
              is incorporated herein by reference.                     **

    10.25     Amendment No. 2 to Nord Resources Corporation
              1989 Stock Option Plan.  Reference is made to
              Exhibit 10.23 of Registrant's Report on Form 10-K for
              the year ended December 31, 1994, which exhibit
              is incorporated herein by reference.                     **

    10.26     Amendment No. 3 to Nord Resources Corporation
              1989 Stock Option Plan.

    10.27     Nord Resources Corporation 1991 Stock Option Plan.
              Reference is made to Exhibit 10.24 of Registrant's
              Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference. **

    10.28     Amendment No. 1 to Nord Resources Corporation
              1991 Stock Option Plan.  Reference is made to Exhibit
              10.25 of Registrant's Report on Form 10-K for the year ended December 31, 1994, which exhibit is incorporated
              herein by reference.                                     **

    10.29     Amendment No. 2 to Nord Resources Corporation 1991
              Stock Option Plan.  E-4

    10.30     Restated Deferred Compensation Agreement dated
              May 10, 1989 between Registrant and Terence H. Lang.

                                                                      PAGE
                                                                     NUMBER

              Reference is made to Exhibit 10.9 of Registrant's
              Report on Form 10-K for the year ended December 31,
              1989, which exhibit is incorporated by reference.        **

    10.31 Amendment No. 1 to the Restated Deferred Comp-ensation Agreement between Registrant and
              Terence H. Lang, dated November 3, 1995.

    10.32     Restated Deferred Compensation Agreement dated
              May 10, 1989 between Registrant and Richard L.
              Steinberger.  Reference is made to Exhibit 10.10
              of Registrant's Report on Form 10-K for the year
              ended December 31, 1989, which exhibit is incor-
              porated herein by reference.                             **

    10.33     Restated Deferred Compensation Agreement
              dated May 10, 1989 between Registrant and
              Edgar F. Cruft.  Reference is made to Exhibit
              10.11 of Registrant's Report on Form 10-K for
              the year ended December 31, 1989, which exhibit
              is incorporated herein by reference.                     **

    10.34     Amendment No. 1 to the Restated Deferred
              Compensation Agreement between Registrant and Edgar F. Cruft, dated July 7, 1995. E-8

    10.35     Nord Resources Corporation Trust Agreement for
              Key Executives as Restated, dated July 7, 1995.

    10.36     Amendment No. 1 to Trust Agreement for Key
              Executives as Restated, dated December 1, 1995.

    10.37     Split-Dollar Life Insurance and Supplemental
              Compensation agreement between Karl A. Frydryk and
              Registrant dated July 22, 1988.  Reference is made
              to Exhibit 10.29 of Registrant's Report on Form 10-K
              for the year ended December 31, 1988, which exhibit
              is incorporated herein by reference.                     **

    10.38 Nord Resources Corporation Split-Dollar Life Insurance and Supplemental Compensation Plan Trust Agreement,
              December 5, 1988.  Reference is made to Exhibit 10.35

                                                                      PAGE
                                                                     NUMBER

              of Registrant's Report on Form 10-K for the year ended December 31, 1988, which exhibit is incorporated herein
              by reference.                                            **

    10.39     Change of Control Letter Agreement between Registrant
              and Edgar F. Cruft, dated May 10, 1989.  Reference is
              made to Exhibit 10.27 of Registrant's Report on
              Form 10-K for the year ended December 31, 1989,
              which exhibit is incorporated herein by reference        **

    10.40 Amendment No. 2 dated December 1, 1995 to Change of Control Agreement between Registrant and Edgar F. Cruft.

    10.41     Change of Control Letter Agreement between Registrant
              and Terence H. Lang, dated May 10, 1989.  Reference is
              made to Exhibit 10.29 of Registrant's Report on
              Form 10-K for the year ended December 31, 1989, which
              exhibit is incorporated herein by reference.             **

    10.42 Amendment No. 2 dated December 1, 1995 to Change of Control Agreement between Registrant and Terence
              H. Lang.

    10.43     Nord Resources Corporation Trust Agreement for
              Executive Severance Agreements, dated May 10,
              1989.  Reference is made to Exhibit 10.30 of
              Registrant's Report on Form 10-K for the year ended
              December 31, 1989, which exhibit is incorporated
              herein by reference.                                     **

    10.44     Change of Control Letter Agreement between Registrant
              and Karl A. Frydryk, dated May 10, 1989.  Reference
              is made to Exhibit 10.32 of Registrant's Report on Form 10-K for the year ended December 31, 1989, which exhibit
              is incorporated herein by reference.                     **

    10.45 Amendment No. 2 dated December 1, 1995 to Change of Control Agreement between Registrant and Karl A.
              Frydryk.

    10.46     Change of Control Letter Agreement between Registrant and

                                                                      PAGE
                                                                     NUMBER

              William W. Wilcox, dated March 9, 1990.  Reference is
              made to Exhibit 10.57 of Registrant's Report on Form
              10-K for the year ended December 31, 1990, which
              exhibit is incorporated herein by reference.             **

    10.47 Amendment No. 2 dated December 1, 1995 to Change of Control Agreement between Registrant and William W. Wilcox.

    10.48 Change of Control Letter Agreement between Registrant and James T. Booth, dated June 8, 1994. Reference is made to Exhibit 10.38 of Registrant's Report on Form 10-K for the year ended December 31, 1994, which exhibit is
              incorporated herein by reference.                        **

    10.49 Amendment No. 2 dated December 1, 1995 to Change of Control Agreement between Registrant and James T. Booth.

    10.50     Executive Loan Agreement dated September 10, 1987
              between Terence H. Lang and Registrant.  Reference is
              made to Exhibit 10.40 of Registrant's Report on
              Form 10-K for the year ended December 31, 1987,
              which exhibit is incorporated herein by reference.       **

    10.51     Executive Loan Agreement dated August 8, 1988 between
              Edgar F. Cruft and Registrant.  Reference is made to
              Exhibit 10.26 of Registrant's Report on Form 10-K for
              the year ended December 31, 1988, which exhibit is
              incorporated herein by reference.                        **

    10.52     Executive Loan Agreement dated December 31,
              1988 between Terence H. Lang and Registrant.
              Reference is made to Exhibit 10.27 of Registrant's
              Report on Form 10-K for the year ended December
              31, 1988, which exhibit is incorporated herein by
              reference.                                               **

    10.53     Executive Loan Agreement dated September 19, 1989
              between Edgar F. Cruft and Registrant. Reference is
              made to Exhibit 10.17 of Registrant's Report on Form
              10-K for the year ended December 31, 1989, which
              exhibit is incorporated herein by reference.             **

                                                                      PAGE
                                                                     NUMBER


    10.54     Agreement between The Government of the Republic
              of Sierra Leone and Sierra Rutile Limited ("SRL"),
              dated November 3, 1989.  Reference is made to Exhibit
              10.4 of Registrant's Report on Form 10-K for the year
              ended December 31, 1989, which exhibit is incorporated
              herein by reference.                                     **

    10.55 Agreement dated November 17, 1992 amending Fifth Amend-ment to and Restatement of the Financing Agreement and Second Amendment and Restatement of Credit between SRL and Export-Import Bank of the United States ("Eximbank"). Reference is made to Exhibit 10.5 of Registrant's
              Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated herein by reference. **

    10.56     Fifth Amendment to and Restatement of the Financing
              Agree-ment dated as of November 24, 1986 between
              SRL and Eximbank. Reference is made to Exhibit 4.14 of Registrant's Report on Form 10-K for the year ended
              December 31, 1988, which exhibit is incorporated
              herein by reference.                                     **

    10.57     Second Amendment and Restatement of Credit
              Agreement dated as of December 1, 1982 between
              SRL and Eximbank.  Reference is made to Exhibit
              10(e)B(v) of Registrant's Registration Statement on
              Form S-2 (33-00961), which exhibit is incorporated
              herein by reference.                                     **

    10.58     Letter Agreement dated October 12, 1993 between
              SRL and Eximbank.  Reference is made to Exhibit
              10.10 of Registrant's Report on Form 8-K dated
              November 17, 1993, which exhibit is incorporated
              herein by reference.                                     **

    10.59     Letter Agreement dated November 17, 1993 between
              SRL and Eximbank.  Reference is made to Exhibit
              10.11 of Registrant's Report on Form 8-K dated Nov-
              ember 17, 1993, which exhibit is incorporated herein
              by reference.                                            **

                                                                      PAGE
                                                                     NUMBER

    10.60     Loan Agreement dated August 6, 1992 between DEG
              - Deutsche Investitions - Und Entwicklungsgesell Schaft
              MBH ("DEG") and SRL.  Reference is made to Exhibit
              10.73 of Registrant's Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated
              herein by reference.                                     **

    10.61     First Amendment dated November 20, 1992 to the Loan
              Agreement between DEG and SRL.  Reference in made to
              Exhibit 10.74 of Registrant's Report on Form 10-K
              for the year ended December 31, 1992, which exhibit is
              incorporated herein by reference.                        **

    10.62     Amendatory Agreement dated November 17, 1993 between
              SRL and DEG. Reference is made to Exhibit 10.12 of Registrant's Report on Form 8-K dated November 17,
              1993, which exhibit is incorporated herein by reference.  **

    10.63     Investment Agreement dated June 30, 1992 between
              SRL and International Finance Corporation ("IFC").
              Reference is made to Exhibit 10.75 of Registrant's
              Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated herein by reference. **

    10.64     Amendment No. 1 dated November 18, 1992 to Invest-
              ment Agreement between SRL and IFC.  Reference is
              made to Exhibit 10.76 of Registrant's Report on Form
              10-K for the year ended December 31, 1992, which
              exhibit is incorporated herein by reference.             **

    10.65 Amendatory Agreement dated November 17, 1993 bet-ween SRL and IFC. Reference is made to Exhibit 10.9 of Registrant's Report on Form 8-K dated November 17,
              1993, which exhibit is incorporated herein by reference. **

    10.66 Loan Agreement dated January 24, 1992 between SRL and Commonwealth Development Corporation ("CDC").
              Reference is made to Exhibit 10.77 of Registrant's
              Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated herein by reference. **

    10.67 Amendment dated November 17, 1992 of the Loan Agree-ment between SRL and CDC. Reference is made to Exhibit
              10.78 of Registrant's Report on Form 10-K for the year ended

                                                                      PAGE
                                                                     NUMBER

              December 31, 1992, which exhibit is incorporated
              herein by reference.                                     **

    10.68     Amendatory Agreement dated November 5, 1993 between
              SRL and CDC.  Reference is made to Exhibit 10.13 of
              Registrant's Report on Form 8-K dated
              November 17, 1993, which exhibit is incorporated
              herein by reference.                                     **

    10.69 Waiver Letter dated October 22, 1993 from CDC to SRL. Reference is made to Exhibit 10.14 of Registrant's
              Report on Form 8-K dated November 17, 1993, which
              exhibit is incorporated herein by reference.             **

    10.70 Finance Agreement dated August 11, 1992 between SRL and Overseas Private Investment Corporation ("OPIC"). Reference is made to Exhibit 10.79 of Registrant's
              Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated herein by reference. **

    10.71     First Amendment dated November 24, 1992 to Finance
              Agreement between SRL and OPIC.  Reference is made
              to Exhibit 10.80 of Registrant's Report on Form 10-K
              for the year ended December 31, 1992, which exhibit is
              incorporated herein by reference.                        **

    10.72     Agreement of Wavier and Second Amendment to Finance
              Agreement dated as of September 21, 1993 between SRL
              and OPIC. Reference is made to Exhibit 10.6 of Regis-trant's Report on Form 8-K dated November 17, 1993,
              which exhibit is incorporated herein by reference.       **

    10.73     Third Amendment to Finance Agreement dated as of
              November 17, 1993 between SRL and OPIC. Reference
              is made to Exhibit 10.7 of Registrant's Report on
              Form 8-K dated November 17, 1993, which exhibit is
              incorporated herein by reference.                        **

    10.74     Funding Agreement dated February 16, 1993 among SRL,
              OPIC and PNC Bank, National Association ("PNC").
              Reference is made to Exhibit 10.70 of Registrant's
              Report on Form 10-K for the year ended
              December 31, 1993, which exhibit is incorporated
              herein by reference.                                     **

                                                                      PAGE
                                                                     NUMBER

    10.75     First Amendment to Funding Agreement dated November
              12, 1993 among SRL, OPIC and PNC.  Reference is made
              to Exhibit 10.8 of Registrant's Report on Form 8-K
              dated November 17, 1993, which exhibit is incorporated
              herein by reference.                                     **

    10.76     Debenture dated November 17, 1992 made by SRL in favor
              of CDC, DEG, Eximbank, IFC and OPIC.  Reference is
              made to Exhibit 10.81 of Registrant's Report on Form
              10-K for the year ended December 31, 1992, which
              exhibit is incorporated herein by reference.             **

    10.77     Debenture dated November 17, 1992 made by SRL
              in favor of DEG, Eximbank, IFC, OPIC and CDC.
              Reference is made to Exhibit 10.85 of Registrant's
              Report on Form 10-K for the year ended December
              31, 1992, which exhibit is incorporated herein
              by reference.                                            **

    10.78     First Amendment and Restatement of Project Funds
              Agreement dated as of November 17, 1993 among
              Registrant, CRL, Holdings, SRL, CDC, DEG, Eximbank,
              IFC and OPIC. Reference is made to Exhibit 10.17
              of Registrant's Report on Form 8-K dated November
              17, 1993, which exhibit is  incorporated
              herein by reference.                                     **

    10.79     Share Retention Agreement dated November 17, 1992
              among CDC, DEG, Eximbank, IFC and OPIC and
              Registrant, Nord Rutile Company and SRL.  Reference
              is made to Exhibit 10.83 of Registrant's Report on
              Form 10-K for the year ended December 31, 1992, which
              exhibit is incorporated herein by reference.             **

    10.80     First Amendment to Share Retention Agreement dated
              as of November 17, 1993 among Registrant, NR Company,
              CRL, Holdings, CDC, DEG, IFC, OPIC and Eximbank.
              Reference is made to Exhibit 10.18 of Registrant's
              Report on Form 8-K dated November 17, 1993,
              which exhibit is incorporated herein by reference.       **

    10.81     Pledge Agreement dated November 17, 1992 between
              SRL and DEG, Eximbank, IFC, OPIC and CDC.  Reference
              is made to Exhibit 10.84 of Registrant's Report on
              Form 10-K for the year ended December 31, 1992, which
              exhibit is incorporated herein by reference.             **

                                                                      PAGE
                                                                     NUMBER

    10.82 Cash Collateral Charge dated November 17, 1992 made by SRL in favor of DEG, Eximbank, IFC, OPIC and CDC. Reference is made to Exhibit 10.86 of Registrant's
              Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated herein by reference. **

    10.83     Trust Deed between Standard Chartered Bank Sierra
              Leone Limited, Financing Institutions and SRL.
              Reference is made to Exhibit 10.87 of Registrant's
              Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated herein by reference. **

    10.84     Security Sharing and Intercreditor Agreement dated
              November 17, 1992 among DEG, Eximbank, IFC, OPIC
              and CDC.  Reference is made to Exhibit 10.88 of
              Registrant's Report on Form 10-K for the year
              ended December 31, 1992, which exhibit is
              incorporated herein by reference.                        **

    10.85     Security Agreement dated November 17, 1992 among SRL
              and DEG, Eximbank, IFC, OPIC and CDC.  Reference is
              made to Exhibit 10.90 of Registrant's Report on Form
              10-K for the year ended December 31, 1992, which exhibit
              is incorporated herein by reference.                     **

    10.86     Subordination Agreement dated November 17, 1992 among
              DEG, Eximbank, IFC, OPIC and CDC and Registrant, Nord Rutile Corporation, Nord Rutile Company and SRL.
              Reference is made to Exhibit 10.89 of Registrant's
              Report on Form 10-K for the year ended December 31, 1992, which exhibit is incorporated herein by reference. **

    10.87 First Amendment to Subordination Agreement dated as of November 17, 1993 among Registrant, NR Company, CRL, Holdings, CDC, DEG, IFC, OPIC and Eximbank. Reference
              is made to Exhibit 10.19 of Registrant's Report on
              Form 8-K dated November 17, 1993, which exhibit is
              incorporated herein by reference.                        **

    10.88 Arm's Length Agreement dated as of November 17, 1993 between CRL and SRL. Reference is made to Exhibit 10.15 of Registrant's Report on Form 8-K dated November 17,
              1993, which exhibit is incorporated herein by reference. **

                                                                      PAGE
                                                                     NUMBER

    10.89     First Amendment to Arm's Length Agreement dated
              as of November 17, 1993 between Registrant and
              SRL. Reference is made to Exhibit 10.16 of Registrant's Report on Form 8-K dated November 17, 1993, which
              exhibit is incorporated herein by reference.             **

    10.90     Joint Venture Agreement dated as of November 17,
              1993 among CRL, Registrant, NR Company and
              Holdings. Reference is made to Exhibit 10.1 of Registrant's Report on Form 8-K dated November 17,
              1993, which exhibit is incorporated herein by reference. **

    10.91     Marketing Agreement dated as of November 17, 1993
              among CRL, Registrant, NR Company, SRL, Holdings and
              TMMI. Reference is made to Exhibit 10.2 of Registrant's Report on Form 8-K dated November 17, 1993, which
              exhibit is incorporated herein by reference.             **

    10.92     U.S. Marketing Agreement dated as of November 17,
              1993 among CRL, Registrant, NR Company, SRL,
              Holdings and U.S. Partnership.  Reference is made to
              Exhibit 10.3 of Registrant's Report on Form 8-K dated November 17, 1993, which exhibit is incorporated herein
              by reference.                                            **

    10.93     General Partnership Agreement dated as of November
              17, 1993 among CRL, CRL Delaware and Registrant.
              Reference is made to Exhibit 10.4 of Registrant's
              Report on Form 8-K dated November 17, 1993, which
              exhibit is incorporated herein by reference.             **

    10.94     Employment Agreement dated as of November 17, 1993
              between U.S. Partnership and Richard L. Steinberger. Reference is made to Exhibit 10.5 of Registrant's
              Report on Form 8-K dated November 17, 1993, which
              exhibit is incorporated herein by reference.             **

    10.95     Amendment to Mining Lease dated September 17, 1991
              from the Ministry of Mines of the Government
              of Sierra Leone. Reference is made to Exhibit 10.12
              of Amendment No. 2 to Registrant's Report on Form S-3
              dated July 20, 1993, which exhibit is incorporated
              herein by reference.                                     **

                                                                      PAGE
                                                                     NUMBER

    10.96     Agreement between Sierra Rutile Limited and the
              Government of Sierra Leone dated 3 January, 1995.
              Reference is made to Exhibit 10.86 of Registrant's
              Report on Form 10-K for the year ended December
              31, 1994, which exhibit is incorporated herein by
              reference.                                               **

    10.97     Girilambone Facility Agreement among Nord Pacific
              Limited, Nord Gold Company Limited, Nord Resources
              (Pacific) Pty Ltd., Nord Australex Nominees Pty Ltd.
              and R & I Bank of Western Australia Ltd. dated
              January 12,1993. Reference is made to Exhibit 10.41 of Nord Pacific Limited's Form 10-K for the year ended
              December 31, 1992, which exhibit is incorporated herein
              by reference.                                            **

    10.98 Letter dated February 22, 1995 regarding Sierra Rutile Limited Development Bank Financing. Reference is made to Exhibit 10.92 of Registrant's Report on Form 10-K
              for the year ended December 31, 1994, which exhibit
              is incorporated herein by reference.                     **

    10.99     Agreement and Fourth Amending Agreement dated March
              24, 1995 between Consolidated Rutile Limited and
              Registrant.  Reference is made to Exhibit 10.93 of
              Registrant's Report on Form 10-K for the year ended
              December 31, 1994,which exhibit is incorporated
              herein by reference.                                     **

    10.100    Letter Agreement signed by Registrant,
              Consolidated Rutile Limited and, SRL
              related to CDC, DEG, Eximbank, IFC and OPIC dated
              December 15, 1995.

    10.101    Guaranty among Registrant and DCD, DEG, Eximbank,
              IFC and OPIC dated February 28, 1996.

    10.102    Pledge, Assignment and Security Agreement among
              Registrant and CDC, DEG, Eximbank, IFC and OPIC dated February 28, 1996.

21. SUBSIDIARIES OF REGISTRANT

                                        JURISDICTION IN
         NAME OF SUBSIDIARY            WHICH INCORPORATED

         Sierra Rutile Limited         Sierra Leone,
                                       West Africa

         Nord Kaolin Company           Georgia


                                                                      PAGE
                                                                     NUMBER

23. CONSENTS OF EXPERTS AND COUNSEL

    23.1   Consent of Deloitte & Touche LLP

    23.2   Consent of KPMG


27. FINANCIAL DATA SCHEDULE


99. ADDITIONAL EXHIBITS

    99.1 Independent Auditors' Report to the Board of
         Directors and Shareholders, Sierra Rutile Limited,
         February 26, 1996

    99.2 Independent Auditors' Report to the Board of
         Directors and Shareholders, Sierra Rutile America
         Inc., February 26, 1996

    99.3 Independent Auditors' Report to the Board of
         Directors and Shareholders, Sierra Rutile Services
         Limited, February 26, 1996

    99.4 Independent Auditors' Report to the Board of
         Directors and Shareholders, Sierra Rutile Holdings
         Limited, February 26, 1996

    99.5 Independent Auditors' Report to the Board of
         Directors and Shareholders, Titanium Minerals
         Marketing International Limited, February 26, 1996

    99.6 Independent Auditors' Report to the Board of
         Directors and Shareholders, Titanium Minerals
         Marketing International USA, February 26, 1996

** Indicates that the exhibit is incorporated by reference in this Annual Report on Form 10-K from a previous filing with the Commission.

                                         114
`