Form 10-K/A
period 1995-12-31
NORD RESOURCES CORP
filed 1996-04-29
CIK 72316

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                   FORM 10-K  / A-1
    (Mark One)
       (X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1995

                                          OR

        ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file No. 0-6202-2
                                             --------

                              NORD RESOURCES CORPORATION
                          --------------------------
                (Exact name of registrant as specified in its charter)

              DELAWARE                                    85-0212139
    ----------------------------                      ------------------
    (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

    8150 Washington Village Dr. Dayton, Ohio                 45458
    ----------------------------------------          -------------------
    (Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code  (513) 433-6307
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
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                             ----------      ----------

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

                                       PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Each director holds office until the next annual meeting of stockholders and until their successors are elected and qualified. There are no family relationships among any nominees or directors or among them and any officer of the Corporation or any of its subsidiaries.

     Set forth below is certain information for each director and each executive officer named in the Summary Compensation Table.


                                                             Director
Directors                                     Age              Since
- ---------                                     ---            --------
  W. Pierce Carson                             53              1994
  Edgar F. Cruft                               63              1971
  Karl A. Frydryk                              41              1995
  Terence H. Lang                              59              1978
  Leonard Lichter                              68              1974
  Joseph Max Yvan Boulle ("Max Boulle")        43              1996
  Marc Franklin                                39              1996

Other Named Executive Officers
- ------------------------------
  James T. Booth                               55
  William W. Wilcox                            48


BACKGROUND OF DIRECTORS

    Dr. Carson, who holds a Ph.D. in Economic and Structural Geology, has served as president and a director of Nord Pacific Limited, a company which is 35% owned by the Corporation, since its inception in 1990. Prior to then, he served as senior vice president of Pacific operations for the Corporation beginning in 1980.

    Dr. Cruft, who holds a Ph.D. in Geochemistry, is a founder of the Corporation and has served as its chairman and chief executive officer since its inception. He was president of the Corporation from inception to 1985 and was renamed president in 1988. From 1963 through 1973, he served on the faculty of the University of New Mexico, becoming an Associate Professor of Geochemistry in 1967. From 1963 to 1967, Dr. Cruft also was a mining and geochemical consultant to various mining companies. From 1956 to 1959, he was employed as a field and mining geologist by the Ventures Ltd.-Falconbridge Nickel Mines Ltd. group of companies in Canada and from 1954 to 1956 was a field and mining geologist in South Africa and Malawi with major South African mining companies. Dr. Cruft is also chairman and chief executive officer of Nord Pacific Limited.

    Mr. Karl A. Frydryk, CPA, has served as vice president-controller since joining the Corporation in 1984 and as secretary of the Corporation since 1987. Prior to then, he had 8 years experience in auditing and financial advisory services while working for Touche Ross & Co. (now Deloitte & Touche LLP), an international accounting firm.

    Mr. Lang has served as senior vice president-finance and treasurer since joining the Corporation in 1978. Prior to then, he had 15 years of experience in financial planning and management in the business equipment industry, holding several financial management positions with NCR Corporation. Mr. Lang is also treasurer and a director of Nord Pacific Limited.

    Mr. Lichter, an attorney and a CPA, is a principal in the law firm of Spitzer & Feldman P.C., New York, New York, which is counsel to the Corporation. He is also a director of Nord Pacific Limited.

    Mr. Boulle has been employed since March 1989 by BNP Capital Markets, London, England, as a senior institutional sales person in European equities. Prior thereto, he worked for several international trading companies with responsibilities ranging from trading commodities to negotiating and closing trading contracts between American and Russian companies. Mr. Boulle graduated from Oxford Brooks University, Oxford England in 1975. Mr. Boulle is one of the designees appointed by MIL (Investments) S.A., a Luxembourg Corporation ("MIL").

    Mr. Franklin has been employed since 1975 by J&S Franklin Holdings and Management Services Ltd., London, England, a manufacturer of military and civil equipment, and has served as a director and has been a shareholder of such corporation since 1977. Mr. Franklin is one of the designees appointed by MIL.


OTHER NAMED EXECUTIVE OFFICERS

    Mr. James T. Booth is president of Nord Kaolin Company, an 80% owned subsidiary of the Corporation. Mr. Booth joined Nord Kaolin Company in 1978 as plant manager, became general manager in 1989 and was named president in 1993.

    Mr. William W. Wilcox is vice president of sales and marketing for the Corporation. Mr. Wilcox joined the Corporation in 1977 and became vice president of sales and marketing in 1984.


OTHER INFORMATION

    On April 15, 1996, the Corporation entered into the Stock Purchase
Agreement with MIL. Concurrently with the closing under the Stock Purchase Agreement, the size of the Board was increased to eight (8) members and MIL was granted the right to designate three (3) directors to immediately fill the vacancies and MIL was further granted the right to designate three (3) nominees for the Board through the annual meeting in 2000. MIL has designated Max Boulle and Marc Franklin and has reserved its right to designate a third director to the Board.

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors, executive officers and holders of more than 10% of the Corporation's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock of the Corporation. Based on the Corporation's review of copies of such forms it received from directors, executive officers and holders of more than 10% of the Corporation's common stock or on written representations from certain of such persons, the Corporation believes that, during the year ended December 31, 1995, all filing requirements under Section 16(a) of the Exchange Act were made by such persons on a timely basis.


ITEM 11.      EXECUTIVE COMPENSATION


    The following table discloses compensation received by the Corporation's Chief Executive Officer and the four other most highly paid executive officers at December 31, 1995 (collectively, "Named Executive Officers") for the fiscal years ended December 31, 1995, 1994 and 1993.

                              SUMMARY COMPENSATION TABLE


                                                                               LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                              ANNUAL          ------------        ALL
                                                           COMPENSATION(6)     SECURITIES        OTHER
                                                         -----------------     UNDERLYING       COMPEN-
NAME AND PRINCIPAL POSITION                  YEAR        SALARY      BONUS      OPTIONS(2)      SATION(3)
- ---------------------------                  ----        ------      -----    -------------   -----------
Edgar F. Cruft(1)                            1995       $576,214                17,775(5)        $25,745
Chairman, President & CEO                    1994       $547,932                                 $ 5,431
                                             1993       $512,150                33,750(4)        $ 5,258

Terence H. Lang                              1995       $261,555                17,775(5)        $ 4,952
 Sr. Vice President-Finance Treasurer        1994       $249,100                                 $ 4,952
                                             1993       $235,000                                 $ 4,842

William W. Wilcox                            1995       $168,000                 7,000           $ 5,713
 Vice President-Sales & Marketing            1994       $159,862                 7,000           $ 4,586
                                             1993       $159,228                13,000           $ 3,651

Karl A. Frydryk                              1995       $147,000    $5,000      30,000           $ 5,028
 Vice President-Controller & Secretary       1994       $140,000    $8,000      25,000           $ 4,920
                                             1993       $124,033                                 $ 3,991

James T. Booth                               1995       $125,000                10,000           $ 5,096
 President-Nord Kaolin Company               1994       $110,000                 7,000           $ 4,539
                                             1993       $107,511                 6,500           $ 3,687


(1) Includes salary earned for 1995 ($158,840), 1994 ($150,432) and 1993
    ($137,150) as chairman and CEO of Nord Pacific Limited, a 35%-owned affiliate of the Corporation.
(2) Number of shares subject to options granted under stock option plans for the periods presented.
(3) Included in "All Other Compensation" for 1995 are (1) matching contributions under a 401(k) Retirement and Savings Plan for Dr. Cruft - $24,934, (including $20,760 matched by Nord Pacific Limited under its plan), Mr. Lang - $4,620, Mr. Wilcox - $4,620, Mr. Frydryk - $4,436 and Mr. Booth - $3,750, and (2) the dollar value of life insurance premiums paid by the Corporation with respect to term life insurance benefits for Dr. Cruft
    - $811, Mr. Lang - $332, Mr. Wilcox - $1,093, Mr. Frydryk  - $592 and Mr.
    Booth - $1,346.
(4) Consists of an option grant to replace an expiring option for the same number of shares. Exercise price is $4.88 per share while expiring option was at an exercise price of $4.00 per share.
(5) Replaced expired option for identical number of shares and exercise price.
(6) Non-cash benefits for each of the Named Executive Officers were less than 10% of their aggregate compensation


                             OPTION GRANTS IN 1995

     The following table presents information concerning options granted in 1995 to Named Executive Officers under the Corporation's employee option plans.


                                                                                           POTENTIAL
                                              INDIVIDUAL GRANTS                         REALIZABLE VALUE
                             ---------------------------------------------------------     AT ASSUMED
                                           % OF TOTAL                                    ANNUAL RATES OF
                             NUMBER OF      OPTIONS                                        STOCK PRICE
                             SECURITIES     GRANTED                                     APPRECIATION  FOR
                             UNDERLYING       TO                                          OPTION TERM(6)
                              OPTIONS      EMPLOYEES       EXERCISE     EXPIRATION        --------------
NAME                          GRANTED      IN 1995(5)       PRICE         DATE              5%           10%
- ----                        -----------    ----------      --------    -----------        -----        -----
Edgar F. Cruft              17,775(2)        9.6%          $5.61        1/30/97        $10,221       $ 20,941
Terence H. Lang             17,775(2)        9.6%          $5.61        1/30/97        $10,221       $ 20,941
William W. Wilcox            7,000(3)        3.8%          $5.00        2/16/05        $22,011       $ 55,781
Karl A. Frydryk             15,000(4)        8.1%          $2.25        11/6/05        $21,225       $ 53,789
                            15,000(3)        8.1%          $5.00        2/16/05        $47,167       $119,531
James T. Booth              10,000(3)        5.4%          $5.00        2/16/05        $31,445       $ 79,687


(1) All options are exercisable at April 16, 1996 unless otherwise noted.
(2) Replaced expired option for identical number of shares and exercise price.
(3) Option became exercisable on February  16, 1996.
(4) Consists of options granted in connection with appointment as a Director of the Corporation. Options become exercisable in 7,500 share increments on each of November 7, 1996 and 1997.
(5) The Corporation granted employees options to purchase 184,850 shares in 1995, including the above Directors' options.
(6) Dollar amounts under these columns are the result of calculations based on assumed annualized rates of stock appreciation of 5% and 10% as prescribed by the Securities and Exchange Commission. The assumed rates are not intended by the Corporation to forecast possible future appreciation, if any, of its stock price, which will be determined by future events and unknown factors.


        AGGREGATED OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES

   The following table presents information concerning options exercised during 1995 by the Named Executive Officers and the value of their respective unexercised options at December 31, 1995.


                                                                 NUMBER OF
                                                                 SECURITIES          VALUE(1) OF
                                                                 UNDERLYING          UNEXERCISED
                                                                 UNEXERCISED         IN-THE-MONEY
                                                                  OPTIONS AT          OPTIONS AT
                            SHARES                              DECEMBER 31, 1995   DECEMBER 31, 1995
                           ACQUIRED              VALUE            EXERCISABLE/        EXERCISABLE/
  NAME                  ON EXERCISE             REALIZED         UNEXERCISABLE       UNEXERCISABLE
- ------                  -----------             --------         -------------       -------------

Edgar F. Cruft                None                 N/A             196,525                 $ 0
                                                                     ---                   N/A

Terence H. Lang               None                 N/A             162,775                 $ 0
                                                                     ---                   N/A

William W. Wilcox             None                 N/A              70,310                 $ 0
                                                                     7,000                 $ 0

Karl A. Frydryk               None                 N/A              86,091                 $ 0
                                                                    30,000                 $ 0

James T. Booth                None                 N/A              48,950                 $ 0
                                                                    10,000                 $ 0


(1) Based on closing sale price of $21/4 for the Corporation's Common Stock on December 30, 1995 on the New York Stock Exchange Composite Tape.


                          DEFINED BENEFIT RETIREMENT PLANS

     The following table illustrates the estimated annual benefit payable upon retirement to Messrs. Cruft and Lang at specified levels of compensation and years of service to the Corporation.


                                                     Years of Service
                                              ---------------------------------
         Compensation                            15           20          30
         ------------                         --------     --------    --------
            $200,000                          $107,500     $110,000    $110,000
             250,000                           134,375      137,500     137,500
             300,000                           161,250      165,000     165,000
             350,000                           188,125      192,500     192,500
             400,000                           215,000      220,000     220,000
             450,000                           241,875      247,500     247,500
             500,000                           268,750      275,000     275,000


     The non-qualified retirement agreement with both of these executives provides for annual payments equal to 50%, plus 1/4% for each year of service with the Corporation to a maximum credit of 20 years, of their average annual compensation for the three consecutive years in their last ten years of employment with the Corporation during which they received their highest compensation. The compensation covered by the plan is based on the executive's annual salary paid by the Corporation as disclosed in the Summary Compensation Table. Annual payments begin at age 62, or termination of employment, whichever is later, and continue for the longer of 10 years or for the lives of the executive and his spouse. The executive may retire anytime after age 55 and receive reduced annual payments. At December 31, 1995, Dr. Cruft had over twenty years of service and Mr. Lang had seventeen years of service. Under a 1995 amendment to the above retirement agreements, Dr. Cruft and Mr. Lang are able to receive certain lump sum distributions from the Corporation for the above annual payments. Either executive may request a lump sum distribution of up to 88% of the present value of the annual payments (calculated using specified actuarial assumptions as to life expectance and discount rates), limited to the amount available in non-qualified trust accounts established for each executive. At December 31, 1995, the present value of the annual payments for Dr. Cruft was $3,330,000 and for Mr. Lang was $1,749,000 and the amount available for lump sum distribution was $1,411,000 for Dr. Cruft and $259,000 for Mr. Lang. The Corporation has agreed to fund $650,000 into the non-qualified trust account for Dr. Cruft on each of July 31, 1996 and 1997 and $200,000 to the account for Mr. Lang currently. To the extent that either executive receives a lump sum distribution, the remaining obligation for annual payments shall be reduced by a percentage equal to the portion of the present value of the annual payments which have been paid out plus the 12% differential, divided by the present value of the annual payments as of the date of the lump sum distribution. Neither executive has requested a lump sum distribution as of April 16, 1996. The Corporation has also provided for the payment of a death benefit of $150,000 to a beneficiary of each of Dr. Cruft and Mr. Lang.

     The following table illustrates the estimated annual benefit payable upon retirement to certain management personnel of the Corporation at specified levels of compensation and years of service to the Corporation.


                                                    Years of Service
                                  ----------------------------------------------------
     Compensation                    10           15         20        25        30
     ------------                 --------     -------    -------   -------   -------
       $100,000                    $15,000     $22,500    $30,000   $37,500   $45,000
        125,000                     18,750      28,125     37,500    46,875    56,250
        150,000                     22,500      33,750     45,000    56,250    67,500
        175,000                     26,250      39,375     52,500    65,625    78,750
        200,000                     30,000      45,000     60,000    75,000    90,000


     The non-qualified retirement agreements with certain management personnel designated by the Board, including Messrs. Booth, Frydryk and Wilcox, provide annual payments to participants for a period of 15 years beginning at age 62, or on termination of employment, whichever is later (or anytime after age 55 in the event the provisions of the agreement with respect to early retirement are satisfied). The payments are equal to 1-1/2% for each year of service to a maximum of 30 years times the participant's average annual compensation over his final three years of employment. The compensation covered by the plan is based on the executive's annual salary disclosed in the Summary Compensation Table. The portion of the percentage earned through years of service vests at the rate of 20% per year, beginning at six years of service, and becomes fully vested in the event of a change in control of the Corporation as defined in the agreements. In addition to the above amount, Mr. Frydryk will receive an additional 5% of his salary at retirement payable over the same 15 year period. At December 31, 1995, Messrs. Booth, Frydryk and Wilcox had seventeen, eleven and eighteen years of service, respectively. If a participant dies prior to reaching retirement, the agreements provide for payment of a death benefit to the participant's beneficiary in an amount equal to three times the compensation earned by the participant during the year prior to his death, in lieu of the above payments after retirement.

                            CHANGE IN CONTROL ARRANGEMENTS

     The Corporation has entered into agreements with certain Named Executive Officers which provide for the payment of benefits in the event of termination of their employment after a change in control of the Corporation, as defined in the agreements. The change in control provisions in these agreements were not triggered by the transactions with MIL described in Item 10 above. These agreements are intended to ensure the establishment and maintenance of a sound and vital management essential to protecting and enhancing the best interests of the Corporation and its stockholders. Under agreements with Messrs. Cruft and Lang, if their employment is terminated by either them or the Corporation (other than for cause, as defined in the agreement, or death) at any time within two years of a change in control, the Corporation shall pay them a lump sum amount equal to 300% of the greater of (1) their base salary at date of termination or
(2) their average annual compensation for the five calendar years preceding the calendar year in which the change in control occurred, plus an amount equal to the aggregate spread on all unexercised options granted to them under the Corporation's stock option plans. Under agreements with Messrs. Booth, Frydryk and Wilcox, if their employment is terminated by the Corporation (other than for cause, disability, retirement or death) or by the employee for good reason (i.e. change of duties, reduction in compensation, failure to maintain benefits and other causes as set forth in the agreement) at any time within two years of a change in control, the Corporation shall pay them a lump sum amount equal to 200% of the greater of (1) their base salary at date of termination or (2) their average annual compensation for the five calendar years preceding the calendar year in which the change in control occurred, plus an amount equal to the aggregate spread on all unexercised options granted to them under the Corporation's stock option plans. Mr. Booth would also be eligible to receive benefits under the agreement if a change in control of Nord Kaolin Company were to occur. The agreements are valid until the later of December 31, 1997 or two years after the occurrence of a change in control prior to December 31, 1997, subject to extension by mutual consent.

     To preserve the benefits available under the Corporation's severance agreements with Messrs. Cruft and Lang, the Corporation has established a benefit trust (the "Trust"). Upon the occurrence of any potential change in control, as defined in the Trust, the Corporation will be obligated to contribute an amount of cash and other property to the Trust which is intended to be sufficient to pay, in accordance with the terms of the agreements, the benefits authorized under such agreements. If the funds in the Trust are insufficient for any reason to pay such amounts, the Corporation will remain obligated to pay any such deficiency.


            BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

PHILOSOPHY

     The Corporation applies a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premise that the achievements of the Corporation result from the coordinated efforts of all individuals working toward common objectives. The Corporation strives to achieve those objectives through teamwork that is focused on meeting the periodic goals established by the Corporation, the expectations of customers and stockholders. The compensation program goals are to enable the Corporation to attract, retain and reward key personnel who contribute to the long-term success of the Corporation and to align compensation with business objectives and performance. The Corporation's compensation program for executive officers is based on the same principles applicable to compensation decisions for all employees of the

Corporation.


COMPETITIVE COMPENSATION

     The Corporation is committed to providing a compensation program that helps attract and retain key personnel of outstanding ability. The Corporation ensures that its compensation is competitive by comparing its compensation practices with those of other similar companies and reflects this review in its determination of compensation.


COMPENSATION OF CEO

     The Compensation Committee had not given Dr. Cruft a raise since May 1989. During 1994 and 1995, his annual salary was increased by 6% and 5%, respectively to compensate somewhat for inflation since 1989.

COMPENSATION AND PERFORMANCE

     Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as operating profit or loss and performance relative to competitors. Individual performance is evaluated by reviewing organizational and management development progress against set objectives and the degree to which teamwork and Corporation values are fostered.

     The Corporation applies its compensation philosophy worldwide. The Corporation strives to achieve a balance of the compensation paid to a particular individual and the compensation paid to other executives both inside the Corporation and at comparable companies. The Corporation believes that employees should understand the performance evaluation and compensation administration process. The process of assessing performance is as follows:

     1. At the beginning of the performance cycle, the evaluating manager sets objectives and key goals.

     2. The evaluating manager gives the employee ongoing feedback on performance.

     3. At the end of the performance cycle, the manager evaluates the accomplishments of objectives/key goals.

     4. The manager compares the results with the results of peers within the Corporation.

     5. The evaluating manager communicates the comparative results to the employee.

     6. The comparative result affects decisions on salary and stock options.


COMPENSATION VEHICLES

     The Corporation has a successful history of using a simple total compensation program that consists of cash, equity based compensation and retirement plans. Having a compensation program that allows the Corporation to successfully attract and retain key employees permits it to mine and produce its industrial minerals at competitive levels of production and costs, to provide useful products and services to customers, enhance stockholder value, motivate technological innovation, foster teamwork and adequately reward employees. The vehicles are:

     (a) Cash Based Compensation - The Corporation sets base salary for employees by reviewing the aggregate of base salary and annual bonus for competitive positions in the market, and by reviewing the employee's historical compensation and the effect of inflation on such compensation.

     (b) Stock Option Program - The purpose of this program is to provide additional incentives to employees to work to maximize stockholder value. The option program also utilizes vesting periods to encourage key employees to continue in the employ of the Corporation. The Corporation grants stock options annually to a broad-based population representing approximately 50% of the total employee pool.

     (c) Deferred Compensation for Senior Executives - The Corporation has entered into separate retirement agreements with its senior
           executives.   The agreements provide benefits to the senior
           executives upon retirement based on several factors, including the number of years of service to the Corporation. The purpose of these retirement agreements is to provide incentive to the senior executives to continue to provide their services to the Corporation.

     (d) 401-K Plan - The Corporation provides a retirement and savings plan for its salaried U.S. employees pursuant to Section 401(k) of the
           Internal Revenue Code.   Each employee may contribute up to 15% of
           his or her salary to this plan, to a maximum of $9,240 in 1995. Under the plan, the Corporation makes a matching contribution on behalf of each participating employee of 50% on the lower of the first 6% of each employee's salary or the percentage actually contributed by the employee. This plan enables the Corporation to attract and retain employees upon whom the Corporation relies in operating its business.

     (e) Other Plans - The Corporation is party to an agreement with the union which represents workers at its kaolin facility, which agreement provides for specified retirement and other benefits.


COMPENSATION COMMITTEE

Leonard Lichter, Chairman

W. Pierce Carson


             COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during 1995 were Mr. Belous (resigned in 1995) and Lichter, neither of whom are or have been officers or employees of the Corporation or any of its subsidiaries. In January 1996, Dr. Carson was named to replace Mr. Belous on the Compensation Committee. Dr. Carson served as officer of the Corporation from 1980 through March 1990, at which time he was named President of Nord Pacific Limited, a company which is
35% owned by the Corporation.   The Chairman of the Compensation Committee is
Leonard Lichter, who is a principal in the firm of Spitzer & Feldman P.C., which firm provides legal services to the Corporation. Dr. Cruft is a director, chairman and member of the compensation committee of Nord Pacific Limited. Dr. Carson is a director and president of Nord Pacific Limited and serves as a director of the Corporation and a member of the Compensation Committee. Mr. Lang is a director, vice-president and treasurer of Nord Pacific Limited and a director and senior vice president of the Corporation.


                          STOCKHOLDER RETURN ON COMMON STOCK

     The following graph compares the total annual return on the Corporation's Common Stock with the total annual return of the Dow Jones Equity Market Index and the Dow Jones Mining Index. The presentation assumes $100 was invested on December 31, 1990 in the Corporation's Common Stock and in each of the indices and any dividends were reinvested.

     A table of the graph is as follows:


           Value        Dow Jones      Dow Jones      Nord
           As of        Mining         Equity Market  Resources
        December 31     Index          Index          Corporation
        -----------     ---------      -------------  -----------

           1990         $ 100.00       $ 100.00       $ 100.00

           1991         $ 125.09       $ 132.45       $  78.96

           1992         $ 120.67       $ 143.84       $  85.96

           1993         $ 142.44       $ 158.15       $  68.43

           1994         $ 140.50       $ 159.36       $  89.47

           1995         $ 173.37       $ 220.51       $  31.58


     Members of the Board who are not employed by the Corporation, its subsidiaries or affiliates, except Mr. Lichter, receive an annual retainer of $10,000, plus $1,000 for attending each meeting of the Board and $800 for attending each meeting of a Committee of the Board. Mr. Lichter, counsel to the Corporation, charges his time and expenses to the Corporation through Spitzer & Feldman P.C.

     In January 1995, the Corporation adopted a deferred compensation program for directors other than directors who are employees of the Corporation, its subsidiaries or affiliates or are affiliated with entities which provide services to the Corporation. Under this program, qualifying directors who have served as directors for 10 years will receive a lifetime payment beginning at the later of age 62 or their resignation as a director in an amount equal to the annual retainer paid to the director during his/her last year of service as a director. No current directors are eligible for this program. Messrs. Belous and Roettele, who resigned as directors in 1995, will each begin receiving an annual benefit of $10,000 when they reach age 62.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth the only persons known by the Board to be beneficial owners of more than 5% of the outstanding shares of Common Stock of the Corporation:


                                       SHARES BENEFICIALLY
                                           OWNED AS OF
                                         APRIL 16, 1996
                                       --------------------
    NAME AND ADDRESS OF
     BENEFICIAL OWNER                 NUMBER       % OF CLASS
    -------------------               ------       ----------
    MIL (Investments) S.A.           3,160,000(1)     16.6%
    Boulevard Royal 25B
    L-2449
    Luxembourg, Luxembourg

    The Travelers Group Inc.         1,933,831(2)     10.2%
    388 Greenwich Street
    New York, NY 10013


- ---------------------
(1) MIL (Investments) S.A. ("MIL") acquired the shares from the Corporation
pursuant to a Stock Purchase and Sale     Agreement ("Stock Purchase
Agreement") between the Corporation and MIL dated April 15, 1996. The transaction was a private placement in reliance upon the transaction "safe
harbor"  afforded by Regulation S, as promulgated by the     Securities and
Exchange Commission ("SEC") under the Securities Act of 1933, as amended ("1933 Act"). On April 15, 1996, MIL also entered into an agreement with the
Corporation     (the "Loan Agreement") whereby MIL loaned $2,100,000 to the
Corporation (the "Loan").  Subject to the stockholders' approval and the New
York Stock Exchange     ("NYSE") listing the Conversion Shares (as defined
below), the Loan will convert automatically into 840,000 shares of
Common Stock of the Corporation (the "Conversion Shares").  In such event,
MIL would own 4,000,000 shares of      Common Stock of the Corporation or
approximately 20.2% of the issued and outstanding shares of  Common Stock of
the     Corporation. (2) The Travelers Group Inc. has shared voting and dispositive power over the shares listed.


     Set forth below is certain information for each director and each executive officer named in the Summary Compensation Table.


                                        Shares Beneficially
                                            Owned as of
                                          April  16, 1996(1)
                                       --------------------------
Directors                               Number      % of Class
- ---------                               ------      ----------
  W. Pierce Carson                       41,040(3)      (2)
  Edgar F. Cruft                        307,296(4)     1.6%
  Karl A. Frydryk                       103,274(5)      (2)
  Terence H. Lang                       179,633(6)      (2)
  Leonard Lichter                        25,750(7)      (2)
  Joseph Max Yvan Boulle ("Max Boulle")    -   (8)      (8)
  Marc Franklin                            -   (8)      (8)



Other Named Executive Officers
- ------------------------------
  James T. Booth                                        58,950(9)      (2)
  William W. Wilcox                                     77,310(9)      (2)
  All nominees for election of  directors and
    other named executive officers  as a group
   (9 persons)                                         793,253(10)   4.0%


(1) Ownership includes sole voting and investment power except as otherwise noted. When applicable, the number of shares beneficially owned includes the number of unissued shares which the listed person (or group) has a right to acquire within 60 days after April 16, 1996. In determining the number of shares outstanding for computing the percent of class owned by a listed person (or group), the number of shares outstanding of the Corporation has been increased by the number of unissued shares which the listed person (or group) has a right to acquire from the Corporation within 60 days after April 16, 1996.
(2) Represents less than 1% of the shares outstanding.
(3) Includes options to purchase 15,000 shares.
(4) Includes options to purchase 196,525 shares. Dr. Cruft's wife and children own an additional 15,697 shares as to which Dr. Cruft disclaims beneficial ownership.
(5) Includes options to purchase 101,091 shares.
(6) Includes options to purchase 162,775 shares. Mr. Lang's wife owns an additional 21,348 shares as to which Mr. Lang disclaims beneficial ownership.
(7) Includes options to purchase 24,750 shares.
(8) Max Boulle and Marc Franklin are the nominees of MIL. MIL is indirectly 100% owned by Jean-Raymond Boulle. Max Boulle is the brother of Jean-Raymond Boulle. There is no family relationship between Marc Franklin and Jean-Raymond Boulle. MIL, as of April 16, 1996, beneficially owned 3,160,000 shares of Common Stock of the Corporation, which amount represents approximately 16.6% of the issued and outstanding shares of Common Stock.
(9) Consists of options to purchase shares.
(10)Includes options to purchase 636,401 shares held by directors and named executive officers as a group.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Corporation has established a loan program to fund the exercise of stock options or for any other purpose associated with a benefit to the Corporation, for Messrs. Cruft and Lang, who are executive officers. Such loans are limited to $150,000 for each executive, are callable on 90 day notice by the Board and bear interest, payable quarterly, at 1/2% over the yield on funds invested by the Corporation (average interest rate of 6.72% in 1995). The largest amount of indebtedness outstanding during 1995 and the amount currently outstanding from Messrs. Cruft and Lang was $150,000 each. The loans related to the executives' exercise of options to acquire shares of the Corporation's Common Stock.

    The Corporation paid $996,700 for legal services to the firm of Spitzer & Feldman, P.C. in which Leonard Lichter, a director, is a principal, during Spitzer & Feldman's 1995 fiscal year.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

s/KARL A. FRYDRYK
- ----------------------------
KARL A. FRYDRYK
SECRETARY AND VICE PRESIDENT -
CONTROLLER (AUTHORIZED OFFICER)

APRIL 29, 1996