Form 10-Q
period 1996-03-31
NORD RESOURCES CORP
filed 1996-05-15
CIK 72316

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

For the quarterly period ended March 31, 1996
                               --------------

                                          OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2


                             Nord Resources Corporation
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             Delaware                                    85-0212139
     -----------------------                   -----------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

8150 Washington Village Drive, Dayton Ohio                    45458
- ------------------------------------------                    -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (513) 433-6307

                                    Not Applicable
                  --------------------------------------------------
                    Former name, former address and former fiscal
                          year, if changed since last report

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

Common shares outstanding as of May 10, 1996: 18,998,408

                              NORD RESOURCES CORPORATION
                                   AND SUBSIDIARIES

                                        INDEX


                                                                        PAGE
                                                                       NUMBER


PART I.   FINANCIAL INFORMATION:

     ITEM 1.   Condensed Financial Statements:

     Balance Sheets - March 31,
         1996 and December 31, 1995                                        1

     Statements of Operations - Quarters ended
         March 31, 1996 and 1995                                           2

     Statements of Cash Flows -
         Quarters ended March 31, 1996 and 1995                            3

     Notes to Condensed Financial Statements                              4-10

     ITEM 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                11-14

PART II.  OTHER INFORMATION:

     ITEM 1.   Legal Proceedings                                          15

     ITEM 2-5. Inapplicable                                               15

     ITEM 6.   Exhibits and Reports on Form 8-K                           15

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED BALANCE SHEETS
                                    (In Thousands)
                                        ASSETS


                                                                             MARCH 31,     DECEMBER 31,
                                                                                1996           1995
                                                                                ----           ----
CURRENT ASSETS:
  Cash and Cash Equivalents                                               $     2,259    $     6,054
  Restricted Cash - SRL                                                                        2,431
  Accounts Receivable                                                           6,778          5,541
  Accounts Receivable - related party                                              11              9
  Inventories - at lower of cost (first-in, first-out) or market:
    Finished and Semi-Finished                                                  1,385          1,271
    Supplies                                                                    1,634          1,725
                                                                          -----------    -----------
                                                                                3,019          2,996

  Prepaid Expenses                                                                925            459
                                                                          -----------    -----------

TOTAL CURRENT ASSETS                                                           12,992         17,490

RESTRICTED CASH AND INVESTMENTS                                                 2,603          2,607

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                       8,372          8,338

INVESTMENT IN SRL                                                              64,319         63,517

PROPERTY, PLANT AND EQUIPMENT, net                                             33,593         34,374

OTHER ASSETS                                                                    9,668          9,584
                                                                          -----------    -----------
                                                                          $   131,547    $   135,910
                                                                          -----------    -----------
                                                                          -----------    -----------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                                                        $    3,267     $    2,705
  Accounts Payable - related party                                             3,814          4,065
  Accrued Expenses                                                             1,923          2,132
  Obligations to Lenders - SRL                                                21,471         23,458
  Obligations in Default                                                       2,863          2,991
  Current Maturities of Long-Term Debt                                           190            190
                                                                          -----------    -----------

TOTAL CURRENT LIABILITIES                                                     33,528         35,541

LONG-TERM DEBT                                                                 1,520          1,520

OTHER LONG-TERM LIABILITIES                                                    7,105          6,863

MINORITY INTEREST                                                              2,548          3,023

STOCKHOLDERS' EQUITY:
  Common Stock                                                                   158            158
  Additional Paid-in Capital                                                  58,137         58,137
  Retained Earnings                                                           28,716         30,833
  Cumulative Foreign Currency
   Translation Adjustment                                                        282            282
  Minimum Pension Liability                                                     (447)          (447)
                                                                          -----------    -----------
                                                                              86,846         88,963
                                                                          -----------    -----------
                                                                          $  131,547     $  135,910
                                                                          -----------    -----------
                                                                          -----------    -----------


                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                          CONDENSED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Per Share Amounts)



                                                                                QUARTERS ENDED
                                                                                   MARCH 31
                                                                         --------------------------
                                                                              1996          1995
                                                                              ----          ----
REVENUES:
 Sales                                                                      $  8,388       $ 10,277
 Other Revenues                                                                  225              9
                                                                         -----------    -----------

TOTAL REVENUES                                                                 8,613         10,286

OPERATING COSTS AND EXPENSES:
 Cost of Sales                                                                 9,059         10,017
 Selling, General & Administrative Expenses                                    2,301          2,709
                                                                         -----------    -----------

TOTAL OPERATING COSTS AND EXPENSES                                            11,360         12,726
                                                                         -----------    -----------

(LOSS) FROM OPERATIONS                                                        (2,747)        (2,440)

OTHER INCOME (EXPENSE)
  Interest Income                                                                146            132
  Interest Expense                                                              (145)          (147)
  Provision for Impairment of Investment in Rutile Segment                                   (3,000)
  Litigation Recoveries                                                          150
  Equity in Net Earnings (Loss) of Affiliate                                       4           (209)
  Minority Interest                                                              475            359
                                                                         -----------    -----------

TOTAL OTHER INCOME (EXPENSE)                                                     630         (2,865)
                                                                         -----------    -----------

NET (LOSS)                                                                 $  (2,117)      $ (5,305)
                                                                         -----------    -----------
                                                                         -----------    -----------

NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE                             $ (.13)        $ (.33)
                                                                         -----------    -----------
                                                                         -----------    -----------

AVERAGE SHARES                                                                15,838         15,838
                                                                         -----------    -----------
                                                                         -----------    -----------



                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED STATEMENTS OF
                                      CASH FLOWS
                                    (In Thousands)


                                                                                 QUARTERS ENDED
                                                                                    MARCH 31
                                                                                ------------------
                                                                                1996          1995
                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                                 $ (2,117)      $ (5,305)
  Adjustments to reconcile net (loss) to
     net cash provided by operating activities:
     Changes in Assets and Liabilities                                         (1,384)         2,663
     Minority Interest                                                           (475)          (359)
     Depreciation, depletion and amortization                                     926            916
     Provision for Impairment - Investment in SRL                                              3,000
     Equity in Net (Earnings) loss of affiliate                                    (4)           209
                                                                             --------       --------

Net Cash Provided By (Used In) Operating Activities                            (3,054)         1,124
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                                                          (218)
  Additions to Other Assets                                                      (228)          (274)
  Increase in Investments in and Advances to Affiliates                           (30)            (3)
  Increase in Investment in SRL                                                  (359)
                                                                             --------       --------

Net Cash (Used In) Investing Activities                                          (617)          (495)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Indebtedness                                                        (128)          (142)
  Restricted Cash and Investments                                                   4             31
                                                                             --------       --------

Net Cash (Used In) Financing Activities                                          (124)          (111)
                                                                             --------       --------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                   (3,795)           518

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                                            6,054          8,946
                                                                             --------       --------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                                                $ 2,259       $  9,464
                                                                             --------       --------
                                                                             --------       --------


                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                        QUARTERS ENDED MARCH 31, 1996 AND 1995

1.   FINANCIAL STATEMENTS


     The balance sheet at December 31, 1995 is condensed financial information taken from the financial statements, which are audited, but the independent auditors report included a disclaimer of opinion for an uncertainty relating to the ability of the Company to continue as a going concern. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except for the $3 million provision recorded at March 31, 1995 for impairment in the Company's investment in SRL, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first quarter of 1996 are not necessarily indicative of the results that may be expected for the entire year.

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires review for impairment of long-lived assets whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 has had no effect on the financial statements at March 31, 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its year end financial statement.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders.


2.   BASIS OF PRESENTATION


     The consolidated financial statements include the accounts of Nord Resources Corporation, its majority-owned subsidiaries and its 50% interest in a rutile mining operation ("SRL") (collectively the "Company"). All significant intercompany transactions and balances are eliminated.

     SRL as used in these financial statements includes Sierra Rutile Holdings, Sierra Rutile Limited (the mining operation) and other subsidiaries of the Company and Sierra Rutile Holdings that are economically dependent on the mining operation. As a result of the situation described in Note 3, the Company's 50% investment in SRL is carried at the cost basis of accounting in the consolidated balance sheets.

     Investments in 20% to 40%-owned affiliates and joint ventures and in affiliates or joint ventures in which the Company's investment may temporarily be in excess of 40% are carried using the equity method.

     On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes, if necessary, have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

     The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not contain any adjustments that might be necessary should the Company be unable to continue as a going concern.

     Certain reclassifications have been made to the March 31, 1995 financial statements to conform to the classifications used in 1996. These reclassifications had no effect on results of operations or stockholders' equity as previously reported.


3.   INVESTMENT IN SRL


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

     Prior to December 31, 1994, the Company proportionately consolidated its share in each of the assets, liabilities and operations of SRL. As of December 31, 1994, the Company adopted the cost basis of accounting for its investment in SRL because the mine was no longer controlled by SRL. The Company's investment includes original cost plus undistributed earnings through December 31, 1994 plus SRL obligations to lenders, payment of which is guaranteed by the Company, less any related restricted cash.

     During the quarter ended March 31, 1996 the Company contributed $359,000 as its 50% share of funding for SRL's cash needs, primarily to satisfy vendor payments and the limited ongoing operational needs of SRL.

     Summarized financial data for the Company's 50% share of SRL's operations are as follows:

                                                        QUARTERS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                      1996           1995
                                                     -------        -------
                                                        (IN THOUSANDS)
     Revenues                                         $  481         $1,474
     Less Costs and Expenses:
       Cost of Sales                                      36          1,632
       Selling, General and Administrative               493          1,202
       Costs Related to Mine Shutdown                                 2,169
       Provision for Impairment                                       3,000
       Other Expense                                     486            307
       Income Tax Expense                                  6             58
                                                     -------        -------
     Net Income (Loss)                               $  (540)       $(6,894)
                                                     -------        -------
                                                     -------        -------

     Included in revenues for 1996 is $409,000 received in an insurance settlement from claims made for costs related to the evacuation of the SRL operations in Sierra Leone. Based on current assessments of SRL's assets, an impairment reserve of $3,000,000 was recorded in the first quarter of 1995 as the Company's 50% share of damage to assets. The Company will likely record an additional impairment reserve when a more extensive damage assessment can be performed. Although SRL will likely incur costs to restart the operations, the amount of an additional impairment and costs to restart the operations, cannot be estimated currently. If adequate security in and around SRL's operations is not attainable or the estimated costs of resuming SRL's operations in Sierra Leone are prohibitive, the Company may have to record an impairment reserve against a portion or possibly all of its investment in SRL.


4.   MINORITY INTEREST


     The minority investor in Norplex, Inc. ("Norplex"), which owns 100% of NKC, has an option to purchase an additional 31% interest in Norplex from the Company at a price which increases from $31,000,000 during 1996 to $36,000,000 through June 30, 1997, after which it expires if unexercised. Under this option, the price received by the Company would be reduced by an amount, determined at exercise date, equal to the cumulative amount of temporary tax differences of Norplex plus operating losses used by the Company multiplied by Norplex's marginal tax rate and the percentage of Norplex owned by the investor after exercise. This amount is estimated to be $5,900,000 at December 31, 1995, if the investor had exercised the 31% option at that date. Transactions with the minority investor in Norplex include raw material purchases of $2,714,000 and $3,536,000 during the quarters ended March 31, 1996 and 1995, respectively.


5.   INDEBTEDNESS


     As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders have agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until January 1, 1997 to allow SRL time to determine the damage to the mining operations, assess the political situation in Sierra Leone and develop and present a plan for refinancing, rehabilitating and reopening the mining operation. The forebearance agreement would terminate if there is a material change in circumstances, including if certain actions are taken by the Company's lessors as a result of current covenant violations under the leasing agreements. As of March 31, 1996 and December 31, 1995, amounts due the lenders by SRL have been classified in the balance sheet as a current liability.

     The financing agreements contain restrictive covenants relating to SRL including requirements to maintain minimum current and debt coverage ratios and a limit on indebtedness compared to net worth and a limit on the amount of dividends. Additional covenants under these agreements include restrictions on change of control of SRL and limitations on additional indebtedness at SRL.

     Separately, as part of the forebearance, and as security for its guarantee, the Company has pledged proceeds it may receive from claims made under a political risk insurance policy issued by an agency of the United States government. The

     Company will be able to retain the first $2.7 million of the proceeds. Any additional proceeds will be held in trust and funds shall be released from the trust when the Company's 50% share of the deferred principal payments have been made and no events of default exist under the financing agreements.


6.   LEASES


     NKC entered into lease agreements under which $21.7 million of equipment has been provided to NKC. Payments under the leases are guaranteed by the Company. Under the terms of the guaranty, the Company is required to maintain minimum levels of (1) tangible net worth compared to total liabilities and (2) cash flow relative to current maturities of long-term debt. The lease agreements also place restrictions on the amount of cash which NKC may transfer to the Company and limit repayment of advances previously made by the Company to NKC in the event of a covenant violation. The Company's ability to comply with the above covenants has been adversely impacted by the suspension of SRL's operations and the Company is not in compliance with the cash flow covenant at March 31, 1996. Although the lessors have not waived or modified the covenant the Company is engaged in ongoing discussions with the lessors and has received an indication that certain of the lessors may be willing to waive the covenant violations and amend or modify the covenant. The lessors have the ability to require liquidated damages ($13.9 million at March 31, 1996 including the $3.3 million noted below) and could also elect to retain ownership of the leased equipment. The Company cannot predict that the lessors would agree to any modifications on terms which would be acceptable to the Company nor their willingness to continue to refrain from taking any action to enforce their rights under the lease agreement in the event that a waiver or modification of the covenant was not obtained.

     Certain of the leases have been considered capital leases under generally accepted accounting principles and, accordingly, an asset has been recognized by NKC, along with corresponding indebtedness. At March 31, 1996 the net book value of equipment leased under these capital leases was $2.4 million, while $2.9 million of indebtedness was outstanding. As a result of the lease covenant violation at March 31, 1996, the indebtedness outstanding under the capital leases has been classified as an Obligation in Default and a current liability in the Condensed Balance Sheet at March 31, 1996. The liquidated damages associated with these capital leases was $3.3 million at March 31, 1996.

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


7.   NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE


     Net (loss) per common share and common equivalent share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common share equivalents when applicable.


8.   EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE


     The Company has a 35% interest in Nord Pacific Limited at March 31, 1996. Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:

                                                    QUARTERS ENDED MARCH 31
                                                    -----------------------
                                                       1996          1995
                                                       ----          ----
                                                          (IN THOUSANDS)
     Sales                                         $   3,210      $   3,048
     Less costs and expenses                          (3,102)        (2,732)
     Foreign currency transaction gain (loss)            (43)          (350)
     Forward currency exchange contracts
         gain (loss)                                     384           (798)
     Copper contracts gain (loss)                       (301)
     Other income                                         65            142
     Provision for taxes                                (300)
                                                   ---------      ---------

     Net (loss)                                     $    (87)        $ (690)
                                                   ---------      ---------
                                                   ---------      ---------

     The Company's share of the net (loss) for the quarters ended March 31, 1996 and 1995 was $(31,000) and $(243,000), respectively.


9.   LITIGATION


     The Company has reached settlements with all defendants in SRL's action against those allegedly responsible for certain allegedly improper and fraudulent transactions against SRL which occurred prior to 1991. The financial statements of the Company for the quarter ended March 31, 1996 include a final payment of

     $150,000 in other income in connection with these settlements.


10.  SUBSEQUENT EVENT


     On April 15, 1996 the Company entered into a Stock Purchase and Sale Agreement with a private investor to whom the Company sold 3,160,000 shares of Common Stock for $7,900,000, or $2.50 per share. Also on April 15, 1996 the Company entered into a loan agreement with the same investor whereby $2,100,000 was loaned to the Company. The loan bears interest at 7% and principal and interest are due and payable on April 15, 1997. The loan will be converted into 840,000 shares of the Company's Common Stock subject to approval of the transaction by the Company's shareholders at the June 1996 annual meeting and listing of the shares by the New York Stock Exchange.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


Cash decreased from $6.1 million at December 31, 1995 to $2.3 million at March 31, 1996. The Company's operating activities used $3.1 million in cash during the first quarter of 1996. Cash of $228,000 was used for additions to other assets and $359,000 was advanced to SRL during the first quarter of 1996. The Company's cash flow from operating activities for the first quarter of 1996 benefitted from the receipt of $150,000 as payment relating to the settlement of litigation.

The Company anticipates that its domestic (non-SRL) operations will require cash to fund its activities during 1996. Operations at NKC are projected to improve so that during the second half of 1996 NKC could generate cash to repay a portion of the advances previously made by the Company. However, repayment of such advances would be prohibited under the NKC lease agreements in the event that covenant violations continue. This improvement in cash flow of the kaolin segment is expected to result from increasing levels of sales of its Norplex-Registered Trademark- line of products, the amount and timing of which cannot be projected with any certainty. The Company also expects to be required to fund SRL's operating cash needs as further described below.

On April 15, 1996 the Company entered into a Stock Purchase and Sale Agreement with a private investor to whom the Company sold 3,160,000 shares of Common Stock for $7,900,000, or $2.50 per share. Also on April 15, 1996 the Company entered into a loan agreement with the same investor whereby $2,100,000 was loaned to the Company. The loan bears interest at 7% and principal and interest are due and payable on April 15, 1997. The loan will be converted into 840,000 shares of the Company's Common Stock subject to approval of the transaction by the Company's shareholders at the June 1996 annual meeting and listing of the shares by the New York Stock Exchange.

The Company expects that the $10 million received from this stock sale and loan would provide sufficient cash for the Company's working capital needs throughout 1996 to allow NKC to continue to establish a market for its Norplex products and to fund its share of the ongoing costs of maintaining SRL until a plan is commenced for resuming its operations. However, SRL's cash needs relating to a refurbishing of capital equipment and a restart of operations is likely to cause the Company to seek additional sources of funds during 1996. These sources could include proceeds from claims filed under the Company's political risk insurance policies (currently limited to $2.7 million available to the Company under the bank financing agreements) or obtaining external funding at SRL to reduce demands on the Company's cash balances. However, the Company cannot determine if any financing sources would be available at terms acceptable to the Company and SRL. Unless the

Company is successful in obtaining additional funding, its cash reserves may be inadequate for it to fund the costs for SRL to resume its operations or to satisfy any demands for payment from the NKC's lessors or from SRL's lenders as described below.

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

As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders have agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until January 1, 1997 to allow SRL time to determine the damage to the mining operations, assess the political situation in Sierra Leone and develop a plan for refinancing, rehabilitating and reopening the mining operation. The forebearance agreement would terminate if there is a material change in circumstances, including if certain actions are taken by NKC's lessors as a result of current covenant violations under the leasing agreements. As of March 31, 1996 and December 31, 1995, amounts due the lenders by SRL have been classified in the balance sheet as a current liability.

Due to the lengthy suspension of its production, SRL has been and will continue to be relying on funds from the Company and its other 50% owner to sustain operations. In addition, SRL will need to seek funds through additional bank financing or from other undetermined sources when a decision is made to resume operations in Sierra Leone. SRL is unable to determine the amount of funds which will be required for this purpose or if adequate funds would be available from undetermined sources on conditions acceptable to SRL and the Company.

Payments under lease agreements at NKC are guaranteed by the Company. The guarantee requires the Company to maintain minimum levels of tangible net worth compared to total liabilities and of cash flow relative to current maturities of long-term debt. The lease agreements also place restrictions on the amount of cash which NKC may transfer to its owners and limitations on the repayment of advances previously made by the Company to NKC in the event of a covenant violation. At March 31, 1996, the Company was in violation of the cash flow covenant and has requested a waiver of the covenant from the NKC lessors. Although the Company has not received a waiver of the covenant the Company is engaged in ongoing discussions with the lessors and has received an indication that certain of the lessors may be willing to waive the covenant violations and amend or modify the covenant. The lessors have the ability to require liquidated damages ($13.9 million at March 31, 1996) and could also elect to retain ownership of the leased equipment. The Company cannot predict whether or not lessors would agree to any modifications on terms which would be acceptable to the Company or their willingness to continue to refrain from taking any action to enforce their rights under the lease agreement in the event that a waiver or modification of the covenant was not obtained.


RESULTS OF OPERATIONS


The Company incurred a net loss for the quarters ended March 31, 1996 and 1995 of $2.1 million and $5.3 million, respectively. Since the Company has adopted the cost basis of accounting for its investment in the rutile segment, the results for 1996 and 1995 do not include any amounts relating to its operations; however, the Company recorded a $3.0 million impairment against its investment in the rutile segment in 1995. The kaolin segment reported an increase in operating loss in 1996 compared to 1995 as a result of a decrease in revenue and an increase in certain raw material costs in 1996 compared to 1995. The Company recorded $4,000 as its share of earnings from Nord Pacific for the first quarter of 1996 compared to a loss of $209,000 for the first quarter of 1995. Interest expense in the first quarter of 1996 was comparable to 1995. An analysis of the changes in revenues, cost of sales and operating earnings (before interest and income taxes) for the kaolin segment ("NKC") is contained below.

Revenues decreased to $8.4 million in the quarter ended March 31, 1996 compared to $10.3 million during the same period of 1995. Revenues for Norcal-Registered Trademark- and conventional products for the first quarter of 1996 were $608,000 and $1.9 million compared to revenues of $1.1 million and $2.7 million for those products in the first quarter of 1995. Norplex-Registered Trademark- revenues decreased to $5.9 million in 1996 compared to $6.5 million in 1995. NKC has been affected by weak demand for its products which began in the fourth quarter of 1995. The paper industry, which comprises the market for NKC's products, has been particularly stagnant with lesser demand for paper products resulting in mill down time and a weaker demand for NKC's products. Although the demand for Norplex-Registered Trademark- products has been affected by these economic conditions, the number of Norplex-Registered Trademark- customers remains constant and the trialing activity of the Norplex-Registered Trademark- products is at a high level.

Cost of sales as a percentage of sales was 108% for the first quarter of 1996 compared to 97% for the same period in 1995, due primarily to the aforementioned decrease in sales revenue and also increases in the cost of certain raw materials.

An operating loss of $1.7 million was incurred during the first quarter of 1996 compared to $1.2 million during the same period of 1995. Revenues from all NKC's products decreased in the first quarter of 1996 compared to 1995, as a result of weak demand for the Company's products as noted above.

NKC has incurred annual operating losses beginning in 1989 due primarily to the costs associated with development and market introduction of its Norplex-Registered Trademark- products and a longer than anticipated new product introduction period. In addition, in the early 1990's lower demand and prices for certain of its products as a result of the recession contributed to NKC's operating losses. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its fixed and variable costs of production during this period. This situation improved during 1994 compared to prior years and the sales volume and prices of Norplex-Registered Trademark- products had reached levels sufficient to recover the fixed and variable production costs and to begin to fund the selling, general and administrative costs of NKC. However, during 1995 and continuing into the first quarter of 1996, lower sales volumes of Norcal-Registered Trademark- and conventional products and higher cost of production caused increased operating losses. The Company expects the aforementioned weak market for the NKC's products to continue into the second quarter of 1996. NKC is attempting to recover lost sales volumes in those two product-lines until such time as the volume of Norplex-Registered Trademark- products are at a level to generate adequate operating earnings. However, until the level of Norplex-Registered Trademark- sales volume and prices improve, NKC will likely continue to experience operating losses. The Company cannot precisely estimate when or if adequate sales levels of Norplex-Registered Trademark- products will be achieved or the level of operating losses which will be incurred during the future periods. However, NKC continues to anticipate additional conversions of customers to the Norplex-Registered Trademark- products and future testing and conversion at a number of different customer locations which, if successful, would likely benefit future operating results.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the fiscal year ended December 31, 1995 for a discussion of certain litigation, which has been settled, involving the Company's 50% owned subsidiary, Sierra Rutile Limited.

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


                                            NORD RESOURCES CORPORATION
                                            (Registrant)



                                            /s/ Terence H. Lang
                                            ---------------------------------
                                            Terence H. Lang
                                            Senior Vice President - Finance
                                            (Principal Financial Officer and
                                             Authorized Officer)



DATE:  May 14, 1996