Form 10-Q
period 1996-06-30
NORD RESOURCES CORP
filed 1996-08-13
CIK 72316

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 F O R M 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2


                          Nord Resources Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                           85-0212139
     --------------------------------     ------------------------------------
       (State or other jurisdiction       (I.R.S. Employer Identification No.)
     of incorporation or organization)

8150 Washington Village Drive, Dayton Ohio                    45458
- ------------------------------------------                  ---------
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

                                YES X    NO

Common shares outstanding as of June 30, 1996: 19,838,408

                          NORD RESOURCES CORPORATION
                               AND SUBSIDIARIES

                                     INDEX


                                                               PAGE
                                                              NUMBER
                                                              ------

PART I.    FINANCIAL INFORMATION:

           ITEM 1.     Condensed Financial Statements:

           Balance Sheets - June 30, 1996
              and December 31, 1995                              1

           Statements of Operations - Quarter and Two
              Quarters ended June 30, 1996 and 1995              2

           Statements of Cash Flows -
              Quarter and Two Quarters ended
              June 30, 1996 and 1995                             3

           Notes to Condensed Financial Statements             4-10

           ITEM 2.     Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                              11-14

PART II.   OTHER INFORMATION:

           ITEM 1.       Legal Proceedings                      15

           ITEM 2, 3, 5. Inapplicable                           15

           ITEM 4.       Submission of Matters to a Vote of
                         Security Holders                       15

           ITEM 6.       Exhibits and Reports on Form 8-K       16

                  NORD RESOURCES CORPORATION AND SUBSIDIARIES
                           CONDENSED BALANCE SHEETS
                                (In Thousands)


                                    ASSETS
                                    ------
                                                  JUNE 30,       DECEMBER 31,
                                                    1996             1995
                                                ----------       ------------
CURRENT ASSETS:
  Cash and Cash Equivalents                     $  3,533         $  6,054
  Short Term Investments                           6,820
  Restricted Cash SRL                                               2,431
  Accounts Receivable                              6,391            5,541
  Accounts Receivable - related party                 12                9
  Inventories - at lower of cost
   (first-in, first-out) or market:
    Finished and Semi-Finished                     1,224            1,271
    Supplies                                       2,108            1,725
                                                --------         --------
                                                   3,332            2,996

  Prepaid Expenses                                   930              459
                                                --------         --------

TOTAL CURRENT ASSETS                              21,018           17,490

RESTRICTED CASH AND INVESTMENTS                    2,611            2,607

INVESTMENTS IN AND ADVANCES TO AFFILIATES          8,484            8,338

INVESTMENT IN SRL                                 65,292           63,517

PROPERTY, PLANT AND EQUIPMENT, net                33,194           34,374

OTHER ASSETS                                       9,976            9,584
                                                --------         --------
                                                $140,575         $135,910
                                                --------         --------
                                                --------         --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                              $  3,002         $  2,705
  Accounts Payable - related party                 5,161            4,065
  Accrued Expenses                                 2,095            2,132
  Obligations to Lenders - SRL                    21,916           23,458
  Obligations in Default                           2,759            2,991
  Current Maturities of Long-Term Debt               232              190
                                                --------         --------

TOTAL CURRENT LIABILITIES                         35,165           35,541

LONG-TERM DEBT                                     1,520            1,520

OTHER LONG-TERM LIABILITIES                        7,324            6,863

MINORITY INTEREST                                  2,067            3,023

STOCKHOLDERS' EQUITY:
  Common Stock                                       198              158
  Additional Paid-in Capital                      68,097           58,137
  Retained Earnings                               26,369           30,833
  Cumulative Foreign Currency Translation
   Adjustment                                        282              282
  Minimum Pension Liability                         (447)            (447)
                                                --------         --------
                                                  94,499           88,963
                                                --------         --------
                                                $140,575       $  135,910
                                                --------         --------
                                                --------         --------

                  See notes to condensed financial statements
                                       1

                  NORD RESOURCES CORPORATION AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)


                                    QUARTER ENDED       TWO QUARTERS ENDED
                                        JUNE 30             JUNE 30
                               --------------------    ---------------------
                                   1996        1995          1996       1995
                               --------    --------    ---------   ---------
REVENUES:
 Sales                         $  8,454    $  9,857    $  16,842   $  20,134
 Other Revenues                      12                      237           9
                               --------    --------    ---------   ---------

TOTAL REVENUES                    8,466       9,857       17,079      20,143

COSTS AND EXPENSES:
 Cost of Sales                    8,984       9,841       18,043      19,857
 Selling, General &
   Administrative Expenses        2,471       2,780        4,772       5,490
                               --------    --------    ---------   ---------

TOTAL OPERATING COSTS &
 EXPENSES                        11,455      12,621       22,815      25,347
                               --------    --------    ---------   ---------

(LOSS) FROM OPERATIONS           (2,989)     (2,764)      (5,736)     (5,204)

OTHER INCOME (EXPENSE):
  Interest Income                   240         205          385         336
  Interest Expense                 (163)       (198)        (308)       (345)
  Provision for Impairment of
   Investment in Rutile Segment                                       (3,000)
  Litigation Recoveries                         400          150         400
  Equity in Net Earnings of
   Affiliate                         85         454           88         245
  Minority Interest                 481         437          957         797
                               --------    --------    ---------   ---------

TOTAL OTHER INCOME (EXPENSE)        643       1,298        1,272      (1,567)
                               --------    --------    ---------   ---------

NET (LOSS)                       (2,346)     (1,466)      (4,464)     (6,771)

NET (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE       $   (.13)    $  (.09)   $    (.26)   $   (.43)
                               --------    --------    ---------   ---------
                               --------    --------    ---------   ---------

AVERAGE SHARES                   18,718      15,838       17,278      15,838
                               --------    --------    ---------   ---------
                               --------    --------    ---------   ---------


                  See notes to condensed financial statements

                  NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            CONDENSED STATEMENTS OF
                                  CASH FLOWS
                                (In Thousands)

                                                       TWO QUARTERS ENDED
                                                             JUNE 30
                                                   -----------------------
                                                      1996          1995
                                                   --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                       $ (4,464)    $  (6,771)
  Adjustments to reconcile net (loss) to
     net cash provided by operating activities:
     Changes in Assets and Liabilities                  158         3,649
     Minority Interest                                 (957)         (797)
     Depreciation, Depletion and Amortization         1,884         1,866
     Provision for Impairment - Investment in SRL                   3,000
     Equity in Net (Earnings) loss of affiliate         (88)         (238)
                                                   --------     ---------

Net Cash Provided By (Used In) Operating Activities  (3,467)          709
                                                   --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                 (357)         (357)
  Additions to Other Assets                            (737)         (565)
  Purchase of Short-Term Investments                 (6,820)
  Increase in Investments in and Advances
   to Affiliates                                        (58)           (4)
  Increase in Investment in SRL                        (887)
                                                   --------     ---------

Net Cash (Used In) Investing Activities              (8,859)         (926)
                                                   --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional Indebtedness                                50
  Payment of Indebtedness                              (241)         (262)
  Restricted Cash and Investments                        (4)           (7)
  Issuance of Common Stock                           10,000
                                                   --------     ---------

Net Cash Provided by (Used In) Financing Activities   9,805          (269)
                                                   --------     ---------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         (2,521)         (486)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                  6,054        8,946
                                                   --------     ---------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                     $  3,533     $   8,460
                                                   --------     ---------
                                                   --------     ---------

                  See notes to condensed financial statements

                  NORD RESOURCES CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     QUARTERS ENDED JUNE 30, 1996 AND 1995

1.    FINANCIAL STATEMENTS
      --------------------

      The balance sheet at December 31, 1995 is condensed financial information taken from the financial statements, which are audited, but the independent auditors' report included a disclaimer of opinion for an uncertainty relating to the ability of the Company to continue as a going concern. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except for the $3 million provision recorded at March 31, 1995 for impairment in the Company's investment in SRL, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first two quarters of 1996 are not necessarily indicative of the results that may be expected for the entire year.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its year end financial statements.

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires review for impairment of long-lived assets whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 has had no effect on the financial statements at June 30, 1996.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders.

2.    BASIS OF PRESENTATION
      ---------------------

      The consolidated financial statements include the accounts of Nord Resources Corporation, its majority-owned subsidiaries and its 50% interest in a rutile mining operation ("SRL") (collectively the "Company"). All significant intercompany transactions and balances are eliminated.

      SRL as used in these financial statements includes Sierra Rutile Holdings, Sierra Rutile Limited (the mining operation) and other subsidiaries of both the Company and Sierra Rutile Holdings that are economically dependent on the mining operation. As a result of the situation described in Note 3, the Company's 50% investment in SRL is carried at the cost basis of accounting in the consolidated balance sheets.

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


      Certain reclassifications have been made to the June 30, 1995 financial statements to conform to the classifications used in 1996. These reclassifications had no effect on results of operations or stockholders' equity as previously reported.


3.    INVESTMENT IN SRL
      -----------------

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

      During the two quarters ended June 30, 1996 the Company contributed $887,000 as its 50% share of funding for SRL's cash needs, primarily to satisfy vendor payments and the limited ongoing operational needs of SRL.

      Summarized financial data for the Company's 50% share of SRL's operations are as follows:

                                                      Two Quarters Ended
                                                           June 30,
                                                     -------------------
                                                       1996        1995
                                                     -------     -------
                                                        (in thousands)
      Revenues                                       $ 1,052     $ 1,939
      Less Costs and Expenses:
        Cost of Sales                                    255       1,527
        Selling, General and Administrative            1,777       2,427
        Costs Related to Mine Shutdown                             2,348
        Provision for Impairment                                   3,000
        Other Expense                                  1,000         751
        Income Tax Expense                                24          78
                                                     -------     -------

      Net Income (Loss)                              $(2,004)    $(8,192)
                                                     -------     -------
                                                     -------     -------

      Included in revenues for 1996 is $409,000 received in an insurance settlement from claims made for costs related to the evacuation of the SRL operations in Sierra

      Leone. Based on assessments of SRL's assets, an impairment reserve of $3,000,000 was recorded in the first quarter of 1995 as the Company's 50% share of damage to assets. The Company will likely record an additional impairment reserve when a more extensive damage assessment can be performed. Although SRL will incur costs to restart the operations, the amount of an additional impairment and costs to restart the operations, cannot be estimated currently. If adequate security in and around SRL's operations is not attainable or the estimated costs of resuming SRL's operations in Sierra Leone are prohibitive, the Company may have to record an impairment reserve against a portion or possibly all of its investment in SRL.

4.    MINORITY INTEREST
      -----------------

      The minority investor in Norplex, Inc. ("Norplex"), which owns 100% of NKC, has an option to purchase an additional 31% interest in Norplex from the Company for $36,000,000 through June 30, 1997, after which it expires if unexercised. Under this option, the price received by the Company would be reduced by an amount, determined at exercise date, equal to the cumulative amount of temporary tax differences of Norplex plus operating losses used by the Company multiplied by Norplex's marginal tax rate and the percentage of Norplex owned by the investor after exercise. This amount is estimated to be $5,900,000 at December 31, 1995, if the investor had exercised the 31% option at that date. Transactions with the minority investor in Norplex include raw material purchases of $4,556,000 and $5,936,000 during the two quarters ended June 30, 1996 and 1995, respectively.


5.    INDEBTEDNESS
      ------------

      As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders have agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until January 1, 1997 to allow SRL time to determine the damage to the mining operations, assess the political situation in Sierra Leone and develop and present a plan for refinancing, rehabilitating and reopening the mining operation. The forebearance agreement would terminate if there is a material change in circumstances, including if certain actions are taken by the Company's lessors as a result of current covenant violations under the leasing agreements. As of June 30, 1996 and December 31, 1995, amounts due the lenders by SRL have been classified in the balance sheet as a current liability.

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


6.    LEASES
      ------

      NKC entered into lease agreements under which $21.7 million of equipment has been provided to NKC. Payments under the leases are guaranteed by the Company. Under the terms of the guaranty, the Company is required to maintain minimum levels of (1) tangible net worth compared to total liabilities and (2) cash flow relative to current maturities of long-term debt. The lease agreements also place restrictions on the amount of cash which NKC may transfer to the Company and limit repayment of advances previously made by the Company to NKC in the event of a covenant violation. The Company's ability to comply with the above covenants has been adversely impacted by the suspension of SRL's operations and the Company is not in compliance with the cash flow covenant at June 30, 1996. Although all the lessors have not waived or modified the covenant the Company continues to engage in ongoing discussions with the lessors and one lessor has waived compliance with this covenant and the Company has received an indication that certain of the remaining lessors may be willing to waive the covenant violations and amend or modify the covenant. The lessors have the ability to require liquidated damages ($13.3 million at June 30, 1996 including the $3.2 million noted below) and could also elect to retain ownership of the leased equipment. The Company cannot predict that the lessors would agree to any modifications on terms which would be acceptable to the Company nor their willingness to continue to refrain from taking any action to enforce their rights under the lease agreement in the event that a waiver or modification of the covenant was not obtained.

      Certain of the leases have been considered capital leases under generally accepted accounting principles and, accordingly, an asset has been recognized by NKC, along with corresponding indebtedness. At June 30, 1996 the net book value of equipment leased under these capital leases was $2.4 million, while $2.8 million of indebtedness was outstanding. As a result of the lease covenant violation at June 30, 1996, the indebtedness outstanding under the capital leases has been classified as an Obligation in Default and a current liability in the Condensed Balance Sheet at June 30, 1996. The liquidated damages associated with these capital leases was $3.2 million at June 30, 1996.

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


8.    EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE
      ------------------------------------------

      The Company has a 35% interest in Nord Pacific Limited at June 30, 1996. Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:

                                            TWO QUARTERS ENDED JUNE 30
                                            --------------------------
                                                1996           1995
                                            ---------       ---------
                                                 (in thousands)

      Sales                                 $   7,079       $   7,576
      Less costs and expenses                   6,135           5,609
      Foreign currency transaction gain (loss)    (22)           (486)
      Forward currency exchange contracts
          gain (loss)                             379            (888)
      Copper contracts gain (loss)               (265)
      Other income (expense)                     (146)            (93)
      Provision for taxes                        (835)            (94)
                                            ---------       ---------

      Net earnings                            $    55          $  406
                                            ---------       ---------
                                            ---------       ---------

      The Company's share of the net earnings for the two quarters ended June 30, 1996 and 1995 was $19,000 and $143,000, respectively.

9.    LITIGATION
      ----------

      The Company has reached settlements with all defendants in SRL's action against those allegedly responsible for certain allegedly improper and fraudulent transactions against SRL which occurred prior to 1991. The financial statements of the Company for the two quarters ended June 30, 1996 include a final payment of $150,000 in other income in connection with these settlements.


10.   STOCKHOLDERS' EQUITY
      --------------------

      On April 15, 1996 the Company sold 3,160,000 shares of Common Stock for $7,900,000, or $2.50 per share to a private investor. Also on April 15, 1996 the Company entered into a loan agreement with the same investor whereby $2,100,000 was loaned to the Company. The loan was converted into 840,000 shares of the Company's Common Stock in June 1996.

      At the Annual Meeting of Stockholders of the Company held in June 1996, the number of authorized shares of Common Stock of the Company was increased to 40,000,000 shares.


11.   SUBSEQUENT EVENT
      ----------------

      On July 10, 1996 NKC obtained a revolving line of credit from a financial institution. The line is for a three year period with one year renewal options and amounts borrowed under the line bear interest at 2% above prime rate. The amount available under the line is equal to 85% of eligible accounts receivable, as defined in the agreement, up to $6,000,000. On July 10, 1996 NKC borrowed $3,000,000 under this line. The line of credit is secured by accounts receivable, inventory and equipment of NKC and contains an early termination fee.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash decreased from $6.1 million at December 31, 1995 to $3.5 million at June 30, 1996. The Company's operating activities used $3.5 million in cash during the first two quarters of 1996. The Company received $10 million from the sale of securities to an investor and invested $6.8 million of the cash in short-term investments. Cash of $737,000 was used for additions to other assets, $357,000 was used for capital expenditures and $887,000 was advanced to SRL during the first two quarters of 1996. The Company also paid $241,000 of indebtedness during the first two quarters of 1996. The Company's cash flow from operating activities for the first two quarters of 1996 benefitted from the receipt of $150,000 as payment relating to the settlement of litigation.

The Company anticipates that its domestic (non-SRL) operations will have sufficient cash to fund its activities during 1996. On July 10, 1996 NKC obtained a $6,000,000 line of credit and borrowed $3,000,000 under this line. In addition, the operations at NKC are projected to improve so that NKC could generate cash to repay a portion of the advances previously made by the Company. However, repayment of such advances would be prohibited under the NKC lease agreements in the event that covenant violations continue. The NKC line of credit also limits repayment of advances to the Company unless certain financial conditions are met. This improvement in cash flow of the kaolin segment is expected to result from increasing levels of sales of its Norplex-Registered Trademark- line of products, the amount and timing of which cannot be projected with any certainty. The Company also expects to be required to fund SRL's operating cash needs as further described below.

On April 15, 1996 the Company sold 3,160,000 shares of Common Stock for $7,900,000, or $2.50 per share to a private investor. Also on April 15, 1996 the Company entered into a loan agreement with the same investor whereby $2,100,000 was loaned to the Company. The loan was converted into 840,000 shares of the Company's Common Stock in June 1996.

The Company expects that the $10 million received from this sale of securities will provide sufficient cash for the Company's working capital needs throughout 1996 to allow NKC to continue to establish a market for its Norplex-Registered Trademark- products and to fund its share of the ongoing costs of maintaining SRL until a plan is commenced for resuming its operations. However, SRL's cash needs relating to a refurbishing of capital equipment and a restart of operations is likely to cause the Company to seek additional sources of funds during 1996. These sources could include proceeds from claims filed under the Company's political risk insurance policies (currently limited to $2.7 million available to the Company under the bank financing agreements) or obtaining external funding at SRL to reduce demands on the

Company's cash balances. However, the Company cannot determine if any financing sources would be available at terms acceptable to the Company and SRL. Unless the Company is successful in obtaining additional funding, its cash reserves would be inadequate for it to fund the costs for SRL to resume its operations or to satisfy any demands for payment from the NKC's lessors or from SRL's lenders as described below.

The Company has filed an initial claim for damage due to political violence at SRL under one of its political risk insurance policies. Additional claims are likely to be filed as more information becomes available as to damage at the SRL mine and the cost to repair equipment. The Company continues to discuss the propriety of receiving advance payments with the insurer; however, it is not able to estimate the amount or timing of payments which may be received due to claims under this policy. The Company has pledged any proceeds in excess of $2.7 million it may receive under this policy as security under the bank financing agreements.

As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders have agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until January 1, 1997 to allow SRL time to determine the damage to the mining operations, assess the political situation in Sierra Leone and develop a plan for refinancing, rehabilitating and reopening the mining operation. The forebearance agreement would terminate if there is a material change in circumstances, including if certain actions are taken by NKC's lessors as a result of current covenant violations under the leasing agreements. As of June 30, 1996 and December 31, 1995, amounts due the lenders by SRL have been classified in the balance sheet as a current liability.

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

Payments under lease agreements at NKC are guaranteed by the Company. The guarantee requires the Company to maintain minimum levels of tangible net worth compared to total liabilities and of cash flow relative to current maturities of long-term debt. The lease agreements also place restrictions on the amount of cash which NKC may transfer to its owners and limitations on the repayment of advances previously made by the Company to NKC in the event of a covenant violation. At June 30, 1996, the Company was in violation of the cash flow covenant and has requested a waiver of the covenant from the NKC lessors. Although the Company has not received a waiver of the covenant from all the lessors, the Company is engaged in ongoing discussions with the lessors and one lessor has waived compliance with this covenant and the Company has received an indication that certain of the other lessors may be willing to waive the covenant violations and amend or modify the covenant. The lessors have the ability to require liquidated damages ($13.3 million at June 30, 1996) and could also elect to retain ownership of the leased equipment. The Company cannot predict whether or not lessors would agree to any modifications on terms which would be acceptable to the Company or their willingness to continue to refrain from taking any action to enforce their rights under the lease agreement in the event that a waiver or modification of the covenant was not obtained.

RESULTS OF OPERATIONS
- ---------------------

The Company incurred a net loss for the two quarters ended June 30, 1996 of $4.5 million compared to $6.8 million in 1995. The net loss for the quarter ended June 30, 1996 was $2.3 million compared to $1.5 million in 1995. Since the Company has adopted the cost basis of accounting for its investment in the rutile segment, the results for 1996 and 1995 do not include any amounts relating to its operations; however, the Company recorded a $3.0 million impairment against its investment in the rutile segment in the first quarter of 1995. The kaolin segment reported an increase in operating loss in 1996 compared to 1995 as a result of a decrease in revenue and an increase in certain raw material costs in 1996 compared to 1995. The Company recorded $88,000 as its share of earnings from Nord Pacific for the two quarters of 1996 compared to $245,000 for the two quarters of 1995. Interest expense in the first two quarters of 1996 was comparable to 1995. An analysis of the changes in revenues, cost of sales and operating earnings (before interest and income taxes) for the kaolin segment ("NKC") is contained below.

Revenues decreased to $16.8 million in the two quarters ended June 30, 1996 compared to $20.1 million during the same period of 1995. Revenues for the quarter ended June 30, 1996 were $8.5 million compared to $9.9 million during the same period in 1995. Revenues and tons sold for the Company's Norcal-Registered Trademark- and Norplex-Registered Trademark- products decreased in the 1996 periods compared to 1995. The Company's conventional products had decreases in revenues and tons sold in the two quarters ended June 30, 1996 compared to 1995 although revenues and tons sold improved slightly in the second quarter of 1996 compared to the same period in 1995. NKC has been affected by weak demand for its products which began in the fourth quarter of 1995. The paper industry, which comprises the market for NKC's products, has been particularly stagnant with lesser demand for paper products resulting in mill down time and a weaker demand for NKC's products. Although the demand for Norplex-Registered Trademark- products has been affected by these economic conditions, the number of Norplex-Registered Trademark- customers remains constant and the trialing activity of the Norplex-Registered Trademark-products is continuing.

Cost of sales as a percentage of sales was 107% and 106% for the first two quarters and second quarter of 1996 compared to 98% and 100% for the same periods in 1995, due primarily to the aforementioned decrease in sales revenue and also increases in the cost of certain raw materials.

As a result of the above, an operating loss of $3.4 million and $1.7 million was incurred during the first two quarters and second quarter of 1996 compared to $2.7 million and $1.5 million during the same periods of 1995.

NKC has incurred annual operating losses beginning in 1989 due primarily to the costs associated with development and market introduction of its Norplex-Registered Trademark- products and a longer than anticipated new product introduction period. In addition, in the early 1990's lower demand and prices for certain of its products as a result of the recession contributed to NKC's operating losses. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its fixed and variable costs of production during this period. This situation improved during 1994 compared to prior years and the sales volume and prices of Norplex-Registered Trademark- products had reached levels sufficient to recover the fixed and variable production costs and to begin to fund the selling, general and administrative costs of NKC. However, during 1995 and continuing into the first half of 1996, lower sales volumes of Norplex-Registered Trademark-, Norcal-Registered Trademark- and conventional products and higher cost of production caused increased operating losses. This weak demand for NKC's products is a direct result of high inventories and sluggish demand in the paper industry. The Company expects the aforementioned weak market for NKC's products to continue into the second half of 1996 with some potential for improvement in the fourth quarter. NKC is attempting to increase sales volume of Norcal until such time as the volume of Norplex-Registered Trademark- products is at a level to generate adequate operating earnings. However, until the level of Norplex-Registered Trademark- sales volume and prices improve, NKC will continue to experience operating losses. The Company cannot precisely estimate when or if adequate sales levels of Norplex-Registered Trademark- products will be achieved or the level of operating losses which will be incurred during the future periods. However, NKC continues to anticipate additional conversions of customers to the Norplex-Registered Trademark- products and future testing and conversion at a number of different customer locations which, if successful, would likely benefit future operating results.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

Reference is made to the Company's Form 10-K for the fiscal year ended December 31, 1995 for a discussion of certain litigation, which has been settled, involving the Company's 50% owned subsidiary, Sierra Rutile Limited.

ITEMS 2, 3, 5.
- --------------

Inapplicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on June 4, 1996. The following proposals were approved at the Annual Meeting:

      1. To amend the Company's Certificate of Incorporation to increase the authorized Common Stock of the Company from 25,000,000 shares to 40,000,000 shares.

            Votes For              -        14,016,656
            Votes Against          -         2,136,117
            Votes Withheld         -                 0
            Abstentions            -            63,155
            Broker Non-Votes       -                 0

      2. To convert a $2,100,000 loan into 840,000 shares of Common Stock. (Only 15,838,408 shares were initially eligible to vote on this proposal. In addition, broker non-votes were not included in the number of shares eligible to vote on this proposal).

            Votes For              -         5,936,823
            Votes Against          -         1,108,960
            Votes Withheld         -                 0
            Abstentions            -            59,926
            Broker Non-Votes       -         5,950,219

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

(a)   Exhibits required by Item 601 of Regulation S-K.

      EXHIBIT NO. Description
      ----------- -----------
         27       Financial Data Schedule

      The Financial Data Schedule is filed herewith as part of this report on Form 10-Q.

(b) The Company filed a report on Form 8-K dated April 15, 1996 reporting the sale of stock and execution of a loan agreement with a private investor.

                                   Signature



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NORD RESOURCES CORPORATION
                                         (Registrant)



                                         s/Terence H. Lang
                                         -------------------------------
                                         Terence H. Lang
                                         Senior Vice President - Finance
                                         (Principal Financial Officer and
                                          Authorized Officer)



DATE:  August 12, 1996