Form 10-Q
period 1996-09-30
NORD RESOURCES CORP
filed 1996-11-14
CIK 72316

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     F O R M 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

                                          OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2


                             NORD RESOURCES CORPORATION
             ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                       85-0212139
    ----------------                               ------------------
    (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)              Identification No.)


8150 WASHINGTON VILLAGE DRIVE, DAYTON OHIO                    45458
------------------------------------------                    -----
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

Common shares outstanding as of September 30, 1996: 19,838,408

                              NORD RESOURCES CORPORATION
                                   AND SUBSIDIARIES

                                        INDEX


                                                                  PAGE
                                                                 NUMBER
                                                                 ------


PART I.  FINANCIAL INFORMATION:

         ITEM 1.   Condensed Financial Statements:

         Balance Sheets - September 30, 1996
            and December 31, 1995                                  1

         Statements of Operations - Quarter and Three
            Quarters ended September 30, 1996 and 1995             2

         Statements of Cash Flows -
            Three Quarters ended
            September 30, 1996 and 1995                            3

         Notes to Condensed Financial Statements                  4-11

         ITEM 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                    12-16

PART II. OTHER INFORMATION:

         ITEM 1.     Legal Proceedings                             17

         ITEM 2-5.   Inapplicable                                  17

         ITEM 6.     Exhibits and Reports on Form 8-K              17

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED BALANCE SHEETS
                                    (In Thousands)
                                        ASSETS


                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                              1996                1995
                                                                              ----                ----
CURRENT ASSETS:
  Cash and Cash Equivalents                                                $   2,874           $   6,054
  Short Term Investments                                                       6,820
  Restricted Cash - SRL                                                                            2,431
  Accounts Receivable                                                          6,530               5,541
  Accounts Receivable - related party                                             16                   9
  Inventories - at lower of cost (first-in, first-out) or market:
    Finished and Semi-Finished                                                 1,607               1,271
    Supplies                                                                   1,675               1,725
                                                                            --------            --------
                                                                               3,282               2,996

  Prepaid Expenses                                                               676                 459
                                                                            --------            --------
TOTAL CURRENT ASSETS                                                          20,198              17,490

RESTRICTED CASH AND INVESTMENTS                                                2,373               2,607

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                      8,741               8,338

INVESTMENT IN SRL                                                             66,178              63,517

PROPERTY, PLANT AND EQUIPMENT, net                                            32,426              34,374

OTHER ASSETS                                                                  10,612               9,584
                                                                            --------            --------
                                                                           $ 140,528           $ 135,910
                                                                           ---------           ---------
                                                                           ---------           ---------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                         $   2,683           $   2,705
  Accounts Payable - related party                                             2,292               4,065
  Notes Payable                                                                3,678
  Accrued Expenses                                                             2,238               2,132
  Unearned Income                                                              1,500
  Obligations to Lenders - SRL                                                22,374              23,458
  Obligations in Default                                                       2,652               2,991
  Current Maturities of Long-Term Debt                                           226                 190
                                                                            --------            --------

TOTAL CURRENT LIABILITIES                                                     37,643              35,541

LONG-TERM DEBT                                                                 1,330               1,520

OTHER LONG-TERM LIABILITIES                                                    7,525               6,863

MINORITY INTEREST                                                              1,584               3,023

STOCKHOLDERS' EQUITY:
  Common Stock                                                                   198                 158
  Additional Paid-in Capital                                                  68,008              58,137
  Retained Earnings                                                           24,405              30,833
  Cumulative Foreign Currency Translation Adjustment                             282                 282
  Minimum Pension Liability                                                     (447)               (447)
                                                                            --------            --------
                                                                              92,446              88,963
                                                                            --------            --------
                                                                           $ 140,528           $ 135,910
                                                                           ---------           ---------
                                                                           ---------           ---------

                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                          CONDENSED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Per Share Amounts)




                                                              QUARTER ENDED             THREE QUARTERS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      ---------------------------   --------------------------
                                                          1996           1995           1996           1995
                                                          ----           ----           ----           ----
REVENUES:
 Sales                                                 $  9,357       $  8,557       $ 26,199       $ 28,691
 Other Revenues                                                            276            237            285
                                                       ---------      ---------      ---------      ---------

TOTAL REVENUES                                            9,357          8,833         26,436         28,976

COSTS AND EXPENSES:
 Cost of Sales                                            9,811          8,933         27,855         28,790
 Selling, General & Administrative
   Expenses                                               2,162          2,667          6,933          8,156
                                                       ---------      ---------      ---------      ---------

TOTAL OPERATING COSTS & EXPENSES                         11,973         11,600         34,788         36,946
                                                       ---------      ---------      ---------      ---------

(LOSS) FROM OPERATIONS                                   (2,616)        (2,767)        (8,352)        (7,970)

OTHER INCOME (EXPENSE):
  Interest Income                                           252            146            637            482
  Interest Expense                                         (217)          (139)          (525)          (485)
  Provision for Impairment of Investment in
     Rutile Segment                                                                                   (3,000)
  Litigation Recoveries                                                  2,325            150          2,725
  Equity in Net Earnings of Affiliate                       135            617            223            862
  Minority Interest                                         482            449          1,439          1,246
                                                       ---------      ---------      ---------      ---------

TOTAL OTHER INCOME (EXPENSE)                                652          3,398          1,924          1,830
                                                       ---------      ---------      ---------      ---------

NET EARNINGS (LOSS)                                    $ (1,964)      $    631       $ (6,428)      $ (6,140)
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------

NET EARNINGS (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE                           $   (.10)      $    .04       $   (.35)      $   (.39)
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------

AVERAGE SHARES                                            19,838         15,839        18,131         15,839
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------


                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED STATEMENTS OF
                                      CASH FLOWS

                                    (In Thousands)


                                                                         THREE QUARTERS ENDED
                                                                             SEPTEMBER 30
                                                                        -----------------------
                                                                         1996           1995
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                          $ (6,428)      $ (6,140)
  Adjustments to reconcile net (loss) to
     net cash provided by operating activities:
     Changes in Assets and Liabilities                                  (1,026)         2,176
     Minority Interest                                                  (1,439)        (1,246)
     Depreciation, Depletion and Amortization                            2,963          2,814
     Provision for Impairment - Investment in SRL                                       3,000
     Equity in Net (Earnings) loss of affiliate                           (223)          (862)
                                                                       --------       --------

Net Cash Provided By (Used In) Operating Activities                     (6,153)          (258)
                                                                       --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                                    (384)          (476)
  Additions to Other Assets                                             (1,659)        (1,666)
  Purchase of Short-Term Investments                                    (6,820)
  (Increase) Decrease in Investments in and Advances to Affiliates        (181)           137
  Increase in Investment in SRL                                         (1,315)          (603)
                                                                       --------      ---------

Net Cash (Used In) Investing Activities                                (10,359)        (2,608)
                                                                       --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional Indebtedness                                                   50
  Payment of Indebtedness                                                 (543)          (608)
  Increase in Notes Payable                                              3,678
  Restricted Cash and Investments                                          235            246
  Issuance of Common Stock                                               9,912
                                                                       --------      ---------

Net Cash Provided by (Used In) Financing Activities                     13,332           (362)
                                                                       --------      ---------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                            (3,180)        (3,228)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                                     6,054          8,946
                                                                       --------      ---------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                                         $ 2,874       $  5,718
                                                                       --------      ---------
                                                                       --------      ---------



                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

1.  FINANCIAL STATEMENTS


    The balance sheet at December 31, 1995 is condensed financial information taken from the financial statements, which are audited, but the independent auditors' report included a disclaimer of opinion for an uncertainty relating to the ability of the Company to continue as a going concern. The interim financial statements are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the interim periods presented, which consist of normal recurring adjustments, except for the $3 million provision recorded at March 31, 1995 for impairment in the Company's investment in SRL, have been made. The results shown for the first three quarters of 1996 are not necessarily indicative of the results that may be expected for the entire year.

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

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires review for impairment of long-lived assets whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 has had no effect on the financial statements.

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

    Certain reclassifications have been made to the September 30, 1995 financial statements to conform to the classifications used in 1996. These reclassifications had no effect on results of operations or stockholders' equity as previously reported.


3.  INVESTMENT IN SRL


    In January 1995, the Company's 50% owned rutile mining operation in Sierra Leone was attacked by non-government forces. As a result, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. The resumption of operations is dependent upon many factors including existence of adequate security for SRL's employees and the availability of adequate financing to pay for the cost of resuming operations. The cost of resuming operations includes repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. Until SRL personnel can complete a detailed assessment of the condition of SRL's assets, it is not possible to accurately estimate these costs. In addition, SRL will likely continue to require funds to satisfy its obligations incurred while mining is suspended. There is no certainty that adequate financing would be available to fund the above noted costs, although management of the Company, SRL and the other 50% owner of SRL are engaged in discussions with potential financing sources. As a result of the above, management of SRL cannot estimate when operations will resume at the Sierra Leone mine.

    Prior to December 31, 1994, the Company proportionately consolidated its share in each of the assets, liabilities and operations of SRL. As of December 31, 1994, the Company adopted the cost basis of accounting for its investment in SRL because the mine was no longer controlled by SRL. The Company's investment includes original cost plus undistributed earnings through December 31, 1994 plus SRL obligations to lenders, payment of which is guaranteed by the Company, less any related restricted cash. Once SRL is determined to have regained control of its mine, the Company intends to resume proportional consolidation of SRL's accounts.

    During the three quarters ended September 30, 1996 the Company contributed $1.3 million as its 50% share of funding for SRL's cash needs, primarily to satisfy vendor payments and the limited ongoing operational needs of SRL.

    Summarized financial data for the Company's 50% share of SRL's operations are as follows:


                                                      Three Quarters Ended
                                                           September 30,
                                                     ----------------------
                                                        1996        1995
                                                         ----        ----
                                                         (in thousands)

Revenues                                             $1,656        $2,231
Less Costs and Expenses:
  Cost of Sales                                         640         1,271
  Selling, General and Administrative                 2,600         3,295
  Costs Related to Mine Shutdown                                    2,315
  Provision for Impairment                                          3,000
  Other Expense                                       1,540         1,105
  Income Tax Expense                                     50            89
                                                     -------       -------
Net (Loss)                                        $  (3,174)      $(8,844)
                                                  ----------      --------
                                                  ----------      --------

    Included in revenues for 1996 is $409,000 received in an insurance settlement from claims made for costs related to the evacuation of the SRL operations in Sierra Leone. Based on assessments of SRL's assets, an impairment reserve of $3,000,000 was recorded in the first quarter of 1995 as the Company's 50% share of damage to assets. SRL will likely record an additional impairment reserve when a detailed assessment of the condition of SRL's assets is completed. Although SRL will incur costs to restart the operations, the amount of an additional impairment and costs to restart the operations, cannot be estimated currently. If adequate security in and around SRL's operations is not attainable or the estimated costs of resuming SRL's operations in Sierra Leone are prohibitive, the Company may have to record an impairment reserve against a portion or possibly all of its investment in SRL.


4.  UNEARNED INCOME


    The Company has received $1,500,000 from its insurer as an advance payment on an initial damage claim that has been filed in connection with damage to assets at SRL. When further information regarding damage to SRL's assets is compiled and presented to the insurer, the Company anticipates that it will receive additional compensation, however, if the covered damage to SRL's assets is less than $3,000,000, the Company would have to refund 50% of the difference to the insurer.

5.  MINORITY INTEREST


    The minority investor in Norplex, Inc. ("Norplex"), which owns 100% of NKC, has an option to purchase an additional 31% interest in Norplex from the Company for $36,000,000 through June 30, 1997, after which it expires if unexercised. Under this option, the price received by the Company would be reduced by an amount, determined at exercise date, equal to the cumulative amount of temporary tax differences of Norplex plus operating losses used by the Company multiplied by Norplex's marginal tax rate and the percentage of Norplex owned by the investor after exercise. This amount is estimated to be $5,900,000 at December 31, 1995, if the investor had exercised the 31% option at that date. Transactions with the minority investor in Norplex include raw material purchases of $7,431,000 and $7,656,000 during the three quarters ended September 30, 1996 and 1995, respectively.


6.  INDEBTEDNESS


    As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders have agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until January 1, 1997 to allow SRL time to determine the damage to the mining operations, assess the political situation in Sierra Leone and develop and present a plan for refinancing, rehabilitating and reopening the mining operation. The forebearance agreement would terminate if there is a material change in circumstances, including if certain actions are taken by the Company's lessors as a result of current covenant violations under the leasing agreements. As of September 30, 1996 and December 31, 1995, amounts due the lenders by SRL have been classified in the balance sheet as a current liability. SRL and the Company are currently discussing various topics with the lenders, including extension of the forebearance period, restructuring of the terms of the existing indebtedness and availability of additional funding from the lenders for reopening the mine. At this time, the Company cannot anticipate if discussions with the lenders will result in any modifications to the existing structure of the indebtedness.

    The financing agreements contain restrictive covenants relating to SRL including requirements to maintain minimum current and debt coverage ratios, a limit on indebtedness compared to net worth and a limit on the amount of dividends. Additional covenants under these agreements include restrictions on change of control of SRL and limitations on additional indebtedness at SRL.

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

    On July 10, 1996 NKC obtained a revolving line of credit from a financial institution. The line of credit is for a three year period with one year renewal options and contains an early termination fee. Amounts borrowed under the line bear interest at 2% above prime rate and are secured by accounts receivable, inventory and equipment of NKC . The amount available under the line is equal to 85% of eligible accounts receivable, as defined in the agreement, up to $6,000,000. On September 30, 1996 NKC had borrowed $3,678,000 under this line and $800,000 remained available to borrow.

7.  LEASES


    NKC entered into lease agreements under which $21.7 million of equipment has been provided to NKC. Payments under the leases are guaranteed by the Company. Under the terms of the guaranty, the Company is required to maintain minimum levels of (1) tangible net worth compared to total liabilities and (2) cash flow relative to current maturities of long-term debt. The lease agreements also place restrictions on the amount of cash which NKC may transfer to the Company and limit repayment of advances previously made by the Company to NKC in the event of a covenant violation. The Company's ability to comply with the above covenants has been adversely impacted by the suspension of SRL's operations and the Company is not in compliance with the cash flow covenant at September 30, 1996. Although all the lessors have not waived or modified the covenant the Company continues to engage in ongoing discussions with the lessors and one lessor has waived compliance with this covenant and the Company has received an indication that certain of the remaining lessors may be willing to waive the covenant violations and amend or modify the covenant. The lessors have the ability to require liquidated damages ($12.6 million at September 30, 1996 including the $3.1 million noted below) and could also elect to retain ownership of the leased equipment. The Company cannot predict that the lessors would agree to any modifications on terms which would be acceptable to the Company nor their willingness to continue to refrain from taking any action to enforce their rights under the lease agreement in the event that a waiver or modification of the covenant was not obtained.

    Certain of the leases have been considered capital leases under generally accepted accounting principles and, accordingly, an asset has been recognized by NKC, along with corresponding indebtedness. At September 30, 1996 the net book value of equipment leased under these capital leases was $2.3 million, while $2.7 million of indebtedness was outstanding. As a result of the lease covenant violation at September 30, 1996, the indebtedness outstanding under the capital leases has been classified as an Obligation in Default and a current liability in the Condensed Balance Sheet at September 30, 1996. The liquidated damages associated with these capital leases was $3.1 million at September 30, 1996.

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


9.  EQUITY IN NET EARNINGS OF AFFILIATE


    The Company has a 35% interest in Nord Pacific Limited at September 30, 1996. Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:

                                            THREE QUARTERS ENDED SEPTEMBER 30
                                            ---------------------------------
                                                 1996           1995
                                                  ----           ----
                                                    (in thousands)

Sales                                        $ 11,441       $ 10,911
Less costs and expenses                         9,530          8,101
Foreign currency transaction gain (loss)          (68)          (325)
Forward currency exchange contracts
    gain (loss)                                   403           (203)
Copper contracts gain (loss)                     (378)
Other income (expense)                           (209)          (128)
Provision for income taxes                     (1,320)          (753)
                                             ---------      ---------
Net earnings                                 $    339       $  1,401
                                             ---------      ---------
                                             ---------      ---------


    The Company's share of the net earnings for the three quarters ended September 30, 1996 and 1995 was $223,000 and $862,000, respectively.


10. LITIGATION


    The Company has reached settlements with all defendants in SRL's action against those allegedly responsible for certain allegedly improper and fraudulent transactions against SRL which occurred prior to 1991. The financial statements of the Company for the three quarters ended September 30, 1996 include a final payment of $150,000 in other income in connection with these settlements.

11. STOCKHOLDERS' EQUITY


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


12. SUBSEQUENT EVENTS


    On October 16, 1996 the Company entered into an agreement to sell 2,000,000 shares of common stock to a private investor for $10,000,000. The closing of this transaction is subject to stockholder approval and compliance with the applicable provision of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and requires that there not be any material adverse changes in the financial condition of the Company prior to closing. A special stockholder meeting is scheduled for November 20, 1996 to vote on approval of this transaction. This investor, which previously owned 4,000,000 shares of the Company's common stock, would own approximately 27.5% of the outstanding shares after completion of this transaction.

    On October 23, 1996 the Company agreed to make available, at its discretion, up to $2,000,000 to Nord Pacific Limited ("Pacific"), its 35% owned affiliate. Any amount advanced to Pacific is payable on demand of the Company, bears interest at the prime rate plus 1% and if not previously paid is convertible into shares of common stock of Pacific as of March 31, 1997 at the option of the Company. As of November 10, 1996, $950,000 has been advanced under this agreement.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


Cash decreased from $6.1 million at December 31, 1995 to $2.9 million at September 30, 1996. The Company's operating activities used $6.2 million in cash during the first three quarters of 1996. The Company received $10 million from the sale of securities to an investor and invested $6.8 million of the cash in short-term investments. Cash of $1.7 million was used for additions to other assets, $384,000 was used for capital expenditures and $1.3 million was advanced to SRL during the first three quarters of 1996. The Company borrowed $3.7 million under a line of credit and paid $543,000 of indebtedness during the first three quarters of 1996. The Company's cash flow from operating activities for the first three quarters of 1996 benefitted from the receipt of $150,000 as payment relating to the settlement of litigation and from a $1.5 million advance payment from the Company's insurer for damage claims relating to SRL.

The Company anticipates that its domestic (non-SRL) operations will have sufficient cash to fund its activities during 1996. To increase its sources of cash NKC obtained a $6,000,000 line of credit on July 10, 1996. The amount
available under the line is based on eligible accounts receivable.   At
September 30, 1996 NKC had borrowed $3.7 million and approximately $800,000 was available under the line. In addition, the operations at NKC are projected to improve so that NKC could generate cash to repay a portion of the advances previously made by the Company. However, repayment of such advances would be prohibited under the NKC lease agreements in the event that covenant violations continue. The NKC line of credit also limits repayment of advances to the Company unless certain financial conditions are met. This improvement in cash flow of the kaolin segment is expected to result from increasing levels of sales of its Norplex-Registered Trademark- and Norcal-Registered Trademark- line of products, the amount and timing of which cannot be projected with any certainty. The Company also expects to be required to fund SRL's operating cash needs as further described below.

On April 15, 1996 the Company sold 3,160,000 shares of Common Stock for $7,900,000, or $2.50 per share to a private investor. Also on April 15, 1996 the Company entered into a loan agreement with the same investor whereby $2,100,000 was loaned to the Company. The loan was converted into 840,000 shares of the Company's Common Stock in June 1996. On October 16, 1996 the Company entered into an agreement to sell to the same investor 2,000,000 shares of Common Stock for $10,000,000. The closing of this transaction is subject to shareholder approval and other conditions. A shareholder meeting is scheduled for November 20, 1996 to vote on approval of this transaction. The Company has indicated that it intends to use approximately $5,000,000 from this offering to acquire additional shares of common stock from Nord Pacific Limited ("Pacific") should Pacific complete a public offering of its stock. If such offering does not occur these funds would be available for general corporate purposes.

On October 23, 1996 the Company agreed to make available, at its discretion, up
to $2,000,000 to Pacific under a demand note.   The Company had advanced
$950,000 under this note as of November 10, 1996.

The Company expects that it will have sufficient cash for its working capital needs during 1996 to allow NKC to continue to establish a market for its Norplex-Registered Trademark- products and to fund its share of the ongoing costs of maintaining SRL until a plan is commenced for resuming its operations. The Company's cash balances plus the cash from the pending sale of the Company's common stock, if it is received, would be available to provide SRL with funds to
refurbish the capital equipment and restart the operations at SRL.   However,
based on preliminary estimates of funds which may be required by SRL, the Company will likely have to seek additional sources of funds during 1996 and 1997. These sources could include proceeds from claims filed under the Company's political risk insurance policies (currently limited to $2.7 million available to the Company under the bank financing agreements) or obtaining external funding at SRL to reduce demands on the Company's cash balances. However, the Company cannot determine if any financing sources would be available at terms acceptable to the Company and SRL. Unless the Company is successful in obtaining additional funding, its cash reserves would be inadequate for it to fund the costs for SRL to resume its operations or to satisfy any demands for payment from the NKC's lessors or from SRL's lenders as described below.


As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders have agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until January 1, 1997 to allow SRL time to determine the damage to the mining operations, assess the political situation in Sierra Leone and develop a plan for refinancing, rehabilitating and reopening the mining operation. The forebearance agreement would terminate if there is a material change in circumstances, including if certain actions are taken by NKC's lessors as a result of current covenant violations under the leasing agreements. As of September 30, 1996 and December 31, 1995, amounts due the lenders by SRL have been classified in the balance sheet as a current liability. SRL and the Company are currently discussing various topics with the lenders, including extension of the forebearance period, restructuring of the terms of the existing indebtedness and availability of additional funding from the lenders for reopening the mine. At this time, the Company cannot anticipate if discussions with the lenders will result in any modifications of the existing structure of the indebtedness.

Due to the lengthy suspension of its production, SRL has been and will continue to be relying on funds from the Company and its other 50% owner to sustain SRL. In addition, SRL will need to seek funds through additional bank financing or from other undetermined sources when a decision is made to resume operations in Sierra Leone. SRL is unable to determine the amount of funds which will be required for this purpose or if adequate funds would be available from undetermined sources on conditions acceptable to SRL and the Company.

Payments under lease agreements at NKC are guaranteed by the Company. The guarantee requires the Company to maintain minimum levels of tangible net worth compared to total liabilities and of cash flow relative to current maturities of long-term debt. The lease agreements also place restrictions on the amount of cash which NKC may transfer to its owners and limitations on the repayment of advances previously made by the Company to NKC in the event of a covenant violation. At September 30, 1996, the Company was in violation of the cash flow covenant and has requested a waiver of the covenant from the NKC lessors. Although the Company has not received a waiver of the covenant from all the lessors, the Company is engaged in ongoing discussions with the lessors and one lessor has waived compliance with this covenant and the Company has received an indication that certain of the other lessors may be willing to waive the covenant violations and amend or modify the covenant. The Company cannot predict whether or not lessors would agree to any modifications on terms which would be acceptable to the Company or their willingness to continue to refrain from taking any action to enforce their rights under the lease agreement in the event that a waiver or modification of the covenant was not obtained. The lessors have the ability to require liquidated damages ($12.6 million at September 30, 1996) and could also elect to retain ownership of the leased equipment.

The Company has filed an initial claim for damage due to political violence at SRL under a political risk insurance policy. Additional claims are likely to be filed as more information becomes available as to damage at the SRL mine and the cost to repair equipment. The Company has received a $1.5 million advance payment from the insurer as a prepayment of damage claims; however, it is not able to estimate the total amount or timing of any future payments which may be received from claims under this policy. If the covered damage to SRL's assets is less than $3.0 million, the Company would have to refund 50% of the difference to the insurer. The Company has pledged any proceeds in excess of $2.7 million it may receive under this policy as security under the bank financing agreements.


RESULTS OF OPERATIONS


The Company incurred a net loss for the three quarters ended September 30, 1996 of $6.4 million compared to $6.1 million in 1995. Since the Company has adopted the cost basis of accounting for its investment in the rutile segment, the results for 1996 and 1995 do not include any amounts relating to its operations; however, the Company recorded a $3.0 million impairment against its investment in the rutile segment in the first quarter of 1995. The kaolin segment reported an increase in operating loss in 1996 compared to 1995 as a result of a decrease in revenue and an increase in certain raw material and production costs in 1996 compared to 1995. The Company recorded $223,000 as its share of earnings from Nord Pacific for the three quarters of 1996 compared to $862,000 for the three quarters of 1995. The three quarters of 1995 benefitted from $2.7 million of income recognized from the settlement of litigation compared to $150,000 for the same period of 1996. General and administrative expenses decreased in 1996 compared to 1995 as a result of reduction in legal expenses due to the settlement of litigation in 1995 and lower cost for the Company's group insurance plans.

The net loss for the quarter ended September 30, 1996 was $2.0 million compared to net income of $631,000 for the same period in 1995. This comparison is affected by $2.3 million of income recognized in the third quarter of 1995 from the settlement of litigation. The Company recorded $135,000 in the third quarter of 1996 as its share of income from an affiliate compared to $617,000 for the third quarter of 1995. The aforementioned decreases in general and administrative expenses also affected the comparison of the third quarter of 1996 to the same period in 1995.

An analysis of the changes in revenues, cost of sales and operating earnings (before interest and income taxes) for the kaolin segment ("NKC") is contained below.

Revenues decreased to $26.4 million in the three quarters ended September 30, 1996 compared to $29.0 million during the same period of 1995. Revenues for the quarter ended September 30, 1996 were $9.4 million compared to $8.8 million during the same period in 1995. Revenues and tons sold for the Company's Norplex-Registered Trademark- and conventional products increased in the third quarter of 1996 compared to the same period of 1995 but the revenues and tons sold for all the Company's products decreased for the three quarters ended September 30, 1996 compared to 1995. NKC has been affected by weak demand for its products which began in the fourth quarter of 1995. The paper industry, which comprises the market for NKC's products, has been particularly stagnant with lesser demand for paper products resulting in mill down time and a weaker demand for NKC's products. Although the demand for Norplex-Registered Trademark- products has been affected by these economic conditions, the number of Norplex-Registered Trademark- customers remains constant and the trialing activity of the Norplex-Registered Trademark- products is continuing.

Cost of sales as a percentage of sales was 106% and 105% for the first three quarters and third quarter of 1996, respectively, compared to 100% and 104% for the same periods in 1995. This increase in 1996 is due primarily to the aforementioned decrease in sales revenue and also increases in the cost of certain raw materials and production costs.

The 1996 periods benefitted from reductions in selling, general and administrative expenses due to cost cutting measures, although as a result of the increases in cost of sales as a percent of sales, an operating loss of $5.1 million and $1.7 million was incurred during the first three quarters and third quarter of 1996, respectively, compared to $4.3 million and $1.6 million during the same periods of 1995.

NKC has incurred operating losses beginning in 1989 due primarily to costs associated with development and market introduction of its Norplex-Registered Trademark- products and a longer than anticipated new product introduction period. As a result of the above circumstances, NKC had not been able to generate sufficient sales volume at adequate prices to recover its fixed and variable costs of production during this period. This situation improved during 1994 compared to prior years and the sales volume and prices of Norplex-Registered Trademark- products had reached levels sufficient to recover the fixed and variable production costs and to begin to fund the selling, general and administrative costs of NKC. However, during 1995 and continuing into 1996, lower sales volumes of NKC's products and higher cost of production resulted in increased operating losses. Weak demand for NKC's products is a direct result of high inventories and sluggish demand in the paper industry.
The Company expects the aforementioned weak market for NKC's products to
continue for the remainder of 1996.   NKC is attempting to increase sales volume
of Norcal until such time as the volume of Norplex-Registered Trademark-products is at a level to generate adequate operating earnings. However, until the level of Norplex-Registered Trademark- and Norcal-Registered Trademark-sales volume and prices improve, NKC will continue to experience operating losses. The Company cannot precisely estimate when or if adequate sales levels of Norplex-Registered Trademark- products will be achieved or the level of operating losses which will be incurred during the future periods. However, NKC continues to anticipate additional conversions of customers to the Norplex-Registered Trademark- products and future testing and conversion at a number of different customer locations which, if successful, would likely benefit future operating results.

 PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the fiscal year ended December 31, 1995 for a discussion of certain litigation, which has been settled, involving the Company's 50% owned subsidiary, Sierra Rutile Limited.

ITEMS 2 - 5.

Inapplicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K.

    EXHIBIT NO.    DESCRIPTION
        27                   Financial Data Schedule

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



DATE:  November 14, 1996