Form 10-K405
period 1997-01-01
NORD RESOURCES CORP
filed 1997-04-14
CIK 72316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
     (X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

     ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                          Commission file No. 0-6202-2

                           NORD RESOURCES CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   85-0212139
---------------------------------                 --------------------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                  Identification No.)

8150 Washington Village Dr. Dayton, Ohio                  45458
-----------------------------------------           -------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (937) 433-6307
                                                    ---------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange
       Title of each class                         on which registered
       --------------------                      -----------------------
        Common Stock, par                        New York Stock Exchange
      value $.01 per share

Securities registered pursuant to Section 12 (g) of the Act:     None
                                                            ----------------
                                                            (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X      No
                                                     -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [   ]

     Aggregate market value of voting stock held by non-affiliates, based on the closing price of $3.375 as of April 8, 1997, was $73,175,000.

     The number of shares of Common Stock outstanding as of April 8, 1997 was 21,838,428.



                       DOCUMENTS INCORPORATED BY REFERENCE
                       ------------------------------------
             Proxy Statement to be dated April 25, 1997 (Part III).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Nord Resources Corporation ("Company") owns a 50% interest in Sierra Rutile Limited ("SRL"), a company engaged in the mining and processing of titanium dioxide (rutile and ilmenite - both industrial minerals), and a 35% interest in Nord Pacific Limited ("Pacific"), a company engaged in exploration for precious metal, base metal and strategic mineral properties and in the production of copper.

     In March 1997, the Company reached an agreement to sell for cash substantially all of the assets (except for cash and accounts receivable) of its 80%-owned kaolin and Norplex-Registered Trademark- operations (Nord Kaolin Company - "NKC"). The purchaser will assume certain reclamation and lease obligations of NKC, while the Company is responsible for settling NKC's remaining liabilities. In connection with the sale, for a 15 year period, the Company will receive a royalty from the purchaser if sales of Norplex-Registered Trademark- and certain other products exceed specified annual amounts. The financial statements of the Company reflect the accounts of NKC as discontinued operations, including a provision for loss on disposal and anticipated losses for the period January 1, 1997 through the expected closing date. The Company anticipates that the sale will be completed not later than April 30, 1997, as completion is contingent upon receiving satisfactory assignments of NKC's lease obligations to the purchaser.

     In January 1995, the mining location of SRL in Sierra Leone, West Africa was attacked by non-government forces. Due to concern for the safety of SRL's employees, the minesite was evacuated and mining operations were suspended, as
security could not be assured for personnel in and around the minesite.   During
1996 and continuing into 1997, a number of developments occurred which have allowed SRL to develop plans to resume its operations, targeting early 1998 for resumption of production. These events include the election of a civilian president of Sierra Leone in March 1996 and the November 1996 signing of a peace accord between the government and the opposing faction in Sierra Leone.
Although a formal peace accord was signed, sporadic, isolated acts of aggression have continued to occur in Sierra Leone, which underlies the need for SRL to maintain adequate security in and around its mining operations. Beginning in the second quarter of 1996, SRL has maintained a small group of employees at the minesite to secure assets, perform limited maintenance and rehabilitation procedures and assess damage to assets. These employees have been supported by a private security force and no incidents have occurred in the areas in which the employees have been present.

     Resumption of the Sierra Leone operations is dependent upon a number of conditions including, (1) Sierra Leone having an acceptable political environment within which to operate, (2) SRL having adequate levels of security in and around the minesite area, (3) SRL completing an accurate assessment of the cost of resuming operations, (4) SRL successfully renegotiating its operating agreements with the government of Sierra Leone and (5) SRL obtaining adequate levels of financing at acceptable terms. SRL employees at the minesite have reported that looting and damage to certain assets has occurred, primarily in foodstores, furniture and fixtures, small vehicles, housing and office buildings. The reports indicate that SRL's major assets remain substantially intact, but significant restoration efforts will be required to repair much of the equipment which has been idle and virtually unattended for over 2 years. SRL employees are compiling a detailed estimate of the cost to resume operations including repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. During 1995 the Company recorded an impairment of $3 million for its 50% share of the identified loss resulting from damage to assets. When additional information regarding losses is obtained, the Company will adjust the impairment reserve if necessary.
  If the above noted conditions for resuming operations in Sierra Leone are not satisfied, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL, which is carried at $67.6 million at December 31, 1996. The Company carried insurance against certain political risks, as is further discussed under the heading "Political and Other Risks" of this Form 10-K.

     In 1997, the Company committed $500,000 as its share of funding for the cost of performing certain rehabilitation procedures which are critical to the mine reopening plan at SRL. These include development of a master plan for the rehabilitation of the mine and repair of the powerhouse and of a dam located in the Lanti mining deposit. Preliminary estimates indicate approximately $90 million may be required through 1998 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL's, the Company's and the 50% joint venture partner's efforts have been focused on obtaining a portion of these funds from lending sources, with each partner likely being required to fund any shortfall from its financial resources.

     As a result of the suspension of operations, SRL is in violation of certain covenants contained in its bank financing agreements. The total amount due from SRL to the lenders at December 31, 1996 is $43 million, payment of 50% of which is guaranteed by the Company. The lenders have agreed to forebear from requesting payment of amounts due under these agreements through July 1, 1997. SRL has initiated discussions with these lenders with a goal to reschedule payment of amounts outstanding under these loans and to identify the availability of additional funds from the current lenders and other lending sources which would be required to fund the rehabilitation program for SRL's operations and to complete a 1993 expansion program. The Company cannot project the willingness of the lenders to continue to provide modifications to the terms of the financing agreements which may be necessary beyond July 1, 1997 nor their or other lenders' willingness to provide funds for efforts to resume operations.


     Financial information with respect to the Company's foreign rutile segment is presented in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note Q - Major Customers and Note C - SRL of "Notes to

Financial Statements" of this Form 10-K.

RUTILE

     SRL was established to mine and process titanium dioxide minerals (rutile and ilmenite) in Sierra Leone, West Africa and to market these products. Both rutile and ilmenite are used in the production of more highly concentrated titanium dioxide, which is used as a pigment in the manufacture of paint and many types of paper and plastic products. Titanium dioxide is also used in the production of fiberglass, enamels and coated fabrics. Rutile is used to a lesser extent in welding rod electrode coatings and in the production of titanium metal. SRL has leased from the government of Sierra Leone a total of 224 square miles until the year 2009, when the lease is subject to a renewal option of fifteen years on terms to be established at the time of renewal.

     A discussion of the status of the SRL operations is contained in the GENERAL section of this Item 1.


                              PRODUCTION FACILITIES

     Amounts below represent 100% of the SRL operations.

     SRL's production facilities include a bucket-ladder dredge equipped with 68 buckets, each with a capacity of 28 cubic feet. The average digging rate of the bucket-ladder dredge under good conditions is about 1,100 metric tonnes ("tonnes":2,204.6 pounds) per hour. Production from this dredge totaled 8.4 million tonnes of crude ore in 1994 from which 138,000 tonnes of rutile was produced. Additional production capacity is available through use of a smaller, bucket-wheel dredge, with an average digging rate under good conditions of about 500 tonnes per hour. This dredge last operated in 1993. Annual production is dependent on the ore grade and other recovery factors inherent in the deposits, as well as down time for maintenance and equipment installation.

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

     During 1993, SRL began a production expansion and facilities improvement program, primarily the construction of a third dredge and a new power generating facility. The dredge was expected to cost $30 million and have expected annual production capacity of over 100,000 tonnes of finished rutile product while mining in the Gangama ore body, where it was to initially begin production.
The new power generating facility, consisting of two 5 megawatt diesel generators which have been delivered to the minesite in Sierra Leone, was initially expected to be operational in mid-1995. The power generated by this facility was anticipated to be available to the third dredge, as described above, and to supplement the existing power generating equipment. Initial reports from minesite inspections indicate that these assets remain substantially intact; however, deterioration in their mechanical components has occurred in addition to numerous components having been either stolen or vandalized. The Company is not able to determine when these two facilities will be operational or the amount of additional cost which will be required to repair any damage and to complete construction.

     Other physical assets of SRL include support plant and equipment including a power plant, workshops, tugs, barges, concentrate loading facilities, administrative buildings and a "company town" of furnished homes for senior and intermediate staff. Significant looting and damage has occurred to foodstores, furniture and fixtures, small vehicles, housing and office buildings.


                                    RESERVES

     Amounts below represent 100% of the SRL operations.

     Based on drill hole testing and geological analysis carried out by SRL personnel, proven reserves as of December 31, 1994 were 278,244,000 tonnes of ore, averaging 1.43% recoverable rutile in the size ranges from which recovery is possible, which computes to 3,991,000 tonnes of recoverable rutile. Minimal production occurred during 1995 prior to suspension of operations. An update of the reserve estimates was not practical and the reserve estimate at December 31, 1996 is believed to reasonably approximate the estimates at December 31, 1994, which are disclosed below. Actual recovery has steadily improved and is now estimated at 75% of recoverable rutile, or about 3,000,000 tonnes. SRL's estimate of mineral reserves as of December 31, 1992 were reviewed and verified by independent consulting geologists in March 1993. The data below are derived therefrom. Reserves are located in four separate deposits in the Gbangbama area and five separate deposits in the Sembehun area.

     Tonnes of proved recoverable reserves and recoverable rutile grade and tonnes for each of the Gbangbama deposits and the total for the Sembehun deposits are as follows (tonnes in 000's):

                                  CRUDE
                                   ORE        RECOVERABLE   RUTILE
          DEPOSIT                 TONNES         GRADE      TONNES
          -------                 ------         -----      ------
          GBANGBAMA:
          Lanti North             20,074         1.87%        376
          Lanti South             51,582         1.69%        872
          Gbeni                   31,288         1.56%        488
          Gangama                 21,311         1.70%        362
          SEMBEHUN               153,989         1.23%      1,893
                                 -------                    -----
                                 278,244         1.43%      3,991
                                 -------                    -----
                                 -------                    -----

          SRL believes that additional exploration in the lease areas, or in other nearby areas for which exploration concessions may be obtained and in which there are indications of rutile mineralization, may identify additional reserves. The reserves at Sembehun are located in the Northern portion of SRL's mining concession, which is approximately 26 miles from the present plant location and the other 4 deposits. The mining operations in 1995 were exclusively in the Lanti North deposit, which is adjacent to the Lanti South and
Gbeni deposits.   The dredge presently under construction is expected to
initially operate in the Gangama deposit.

                              SALES AND COMPETITION

     Amounts below represent 100% of the SRL operations. Sales in 1996 and 1995 were from stockpiled material.

     Following is a summary of sales for SRL:

                                      Year Ended December 31,
                                      -----------------------

                                1996           1995          1994
                                ----           ----          ----

     Tonnes Sold (in 000's):

          Rutile                 3               8            152

          Ilmenite              ---            ---             53


Geographical Location of Customers
(% of Revenues):

          Rutile:
               U.S.             ---            ---             41%
               Non-U.S.         100%           100%            59%

          Ilmenite -   U.S.     ---            ---            100%


     The potential customers for SRL's products consist primarily of five major companies, four of which were customers of SRL in 1994 (the last full year of operation). All of SRL's major customers as of the date of the suspension of mining operations had been long time customers and had long-term supply agreements with SRL, which were periodically subject to renewal. The supply agreements generally provide for a fixed rutile tonnage that each customer is expected to purchase under various pricing structures. Historically, each of the customers has purchased at least the minimum amounts required in their respective sales agreements. Although there is no indication that the current relationships with these customers is likely to change, in the event a major customer is lost or significantly reduces its orders, such loss or significant reduction could have a material adverse effect upon the financial condition and results of operations of the Company. As long as operations at the mine are suspended for reasons beyond the control of SRL, it will not be able to deliver the contracted amounts of rutile to its customers. These missed deliveries have been cancelled by SRL, due to force majeure. Certain contracts contain purchase commitments through 2002 but for less than SRL's expected production. In anticipation of resumption of operations in early 1998, SRL has entered into negotiations with various customers for extended term contracts for the sale of its expected annual production of rutile. Although contracts for the sale of all of SRL's projected production beginning in 1998 have not been finalized as to price and volume, SRL is optimistic that prior to commencement of operations it will be able to negotiate acceptable contracts with the above noted four customers for the sale of a significant amount of production.

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


     The world's known reserves of natural rutile are not sufficient to supply the world's raw material need for high titanium dioxide raw materials required for pigment. As a result, processes have been developed to upgrade ilmenite to provide high-content titanium dioxide substitutes known as slag and synthetic rutile, typically containing 85% - 92% or more titanium dioxide. However, since natural rutile remains a higher grade raw material source and contains less waste, it continues to be a preferred feedstock for the production of paint pigment. Any significant improvement in the economics of upgrading lower grade titanium minerals to higher grade titanium products other than slag and synthetic rutile could adversely affect SRL's competitive position.

     SRL's current plan, subject to the successful resumption of operations, is to increase annual natural rutile production to over 200,000 tonnes by 1999.
The plan includes adding production from the new, partially built dredge, which is anticipated to be commissioned by late 1998, under the present mine reopening plan. SRL forecasts that market demand for rutile at that time should enable SRL to sell the production from the new dredge. However, the market demand and pricing for natural rutile and the competing slag and synthetic rutile has been susceptible to historical fluctuations due to domestic and worldwide economic cycles, which may have an impact on SRL's ability to sell the additional production at acceptable prices. SRL is considering negotiating additional contracts with its major customers and other new customers to sell this tonnage.


                                    EMPLOYEES

     As a result of the suspension of mining operations in Sierra Leone, SRL terminated all of its personnel in 1995 except for a core staff of about 40 senior expatriates and Sierra Leone nationals. SRL has historically been one of Sierra Leone's largest private employers. Current SRL projections indicate that once operations resume in Sierra Leone, after completion of the rehabilitation program, it expects to employ up to 25 expatriates and over 1,200 Sierra Leone nationals.

                            POLITICAL AND OTHER RISKS

     Sierra Leone is an independent republic on the West African coast. A former British colony, it is pro-western and retains ties to Great Britain through its membership in the Commonwealth. The economy of Sierra Leone has been based largely on agriculture, fishing and the mining of rutile, bauxite, gold and diamonds.

     During most of 1995 and into mid-1996 Sierra Leone was in a general state of civil unrest, including military actions by non-government forces, which resulted in the suspension of operations at the SRL mine. Discussions between representatives of the government of Sierra Leone and the opposing forces, which began in early 1996, culminated in the signing of a November 1996 peace agreement between the parties. Subsequently, it was announced that the United Nations Security Council approved sending Monitors (about 50) to Sierra Leone to monitor the disarmament and resettlement programmes contemplated by the peace agreement. The Monitors are expected to be supported by a contingent of approximately 700 armed troops. Funding for this process has not yet been secured and it is expected that it will take several weeks for the deployment to be effected once funding is provided. Presently, the SRL minesite is being protected by a private security force, which SRL anticipates having in place as a condition to the reopening of the mine.

     Sierra Leone's former one-party government was overthrown in late May 1992 by a group of young military officers, headed by Captain Valentine Strasser. The new ruling body was known as the National Provincial Ruling Council. In January 1996, Captain Strasser was deposed as president and was replaced by Brigadier General Julius Maada Bio, Chief of Defense Staff. In early 1996, for the first time in almost 20 years, democratic elections were held in Sierra Leone to elect a civilian government, including a president and parliamentary representatives. Mr. Ahmad Tejan Kabba, an attorney who worked in East Africa and New York for the United Nations Development Program, was elected president on March 15, 1996. Throughout the civil unrest in Sierra Leone, the government has worked closely with the International Monetary Fund ("IMF") and currently has an IMF Structural Adjustment Program in place, the objective of which is to help strengthen the economy. The government is receiving considerable economic support from multi-lateral international agencies including the World Bank, the European Economic Community and the IMF.

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

     As Sierra Leone is a third-world country, the Company's investment in SRL is subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries, including civil strife and expropriation, excessive taxation and other forms of government interference. As a precaution to a change in political climate, the Company was insured by an agency of the U.S. government in an amount up to $15.7 million for its 50% share of loss to SRL's property due to political violence. The policy expired at the end of 1995. Based on the damage assessments performed in 1995, the Company filed a claim under this policy for its 50% share of damage to mine assets resulting from events which began in January 1995. The Company anticipates that further claims will be filed as additional information regarding damage to assets becomes available. In September 1996, the insurer made a provisional payment of $1.5 million to the Company, as it recognized that the Company's share of damage to SRL's assets is likely to exceed that amount. The Company is obligated to return any or all of this amount if it does not comply with certain provisions with respect to its efforts to repair damage at SRL or if the final amount of damage is less than that amount. The Company is not presently able to predict the extent or timing or amount of recoveries which may ultimately be available under this policy.


NON-SEGMENT BUSINESSES

     The Company owns 35% of Nord Pacific Limited ("Pacific") (NASDAQ-NORPY), a company engaged in the production of copper and the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea, Mexico, Canada and the United States. Pacific's currently producing operation consists of a 40% interest in the Girilambone Copper mine which has been in production since May 1993 and a 50% interest in the Girilambone North Copper mine which has been in production since July 1996. At present annual production rates, it can sustain production from its present reserves through the year 2002.

     Pacific owns a 50% interest in a program to explore for additional copper near its present mining operation. This program has been successful in locating two massive medium-to-high grade pyrite-chalcopyrite sulphide ore bodies about 14 miles south-west of the present copper operations. A new treatment plant would be required to process the ore if the deposit is developed. This copper resource has been calculated at 9.75 million tonnes at a grade of 3.01% copper, containing 293,000 tonnes of copper metal, at depths of from 200 meters to 1000 meters below surface. The identified resource also is estimated to contain 65,000 ounces of gold and 3.4 million ounces of silver. Feasibility studies on this project will commence in 1997.

     Pacific also owns 100% of the Tabar Island gold project in Papua New Guinea, at which current exploration has been successful in extending known oxide gold mineralization on Simberi Island as well as identifying promising drilling results in other areas of the project. A feasibility study on the development of the oxide resources was completed in 1996. However, the economics of the project are marginal based on the currently identified minable gold reserves of approximately 220,000 ounces and depressed gold prices. Accordingly, exploration efforts to prove additional reserves are being undertaken in 1997. In December 1996 the Company was granted a mining lease over these deposits. In addition, a major exploration and drilling program is planned in 1997 and 1998, testing oxide but particularly sulfide gold deposits on Simberi, Tatau and Tabar Islands.

     In addition, Pacific owns 35% of a nickel-cobalt-chromium property also located in Papua New Guinea ("Ramu Project"). Highlands Gold Properties Pty Limited ("Highlands"), holds 65% interest and is the manager of the project. Highlands, as operator, pursued a program of reserve drilling, metallurgical testwork, engineering studies and preparation of a Pre-Feasibility Study which was completed in mid-1996. Based on this study, the Company believes that the Ramu Project could become one of the lowest cost nickel producing properties in the world. Unit total operating costs when full production levels are reached are estimated to be approximately $1.39 per pound of nickel produced. After cobalt credits, based on a cobalt price of $8.00 per pound, these operating costs could be reduced to $0.67 per pound of nickel. Capital costs for development are estimated to be $763.7 million.

     The Pre-Feasibility Study assumes a mine life of 20 years, although it is expected that after operations start this will be extended. The study projects annual production of 32,670 tonnes (72 million pounds) of nickel and 2,770 tonnes (6.1 million pounds of cobalt), which will generate an annual, average, after tax cash flow of $150 million (at a nickel price of $3.50/lb and cobalt price of $8.00/lb) over its assumed 20 year life. Estimated nickel production costs, before cobalt credits, of $1.39/lb, and $0.67/lb after cobalt credits (assuming cobalt at $8.00/lb), place the proposed operation in the lower cost quartile of the cost curve.

     An independent report by Baring Brothers Burrows & Co Ltd, commissioned by Highlands in 1996, gave a mid-point valuation of $332 million for the entire Ramu project.

     Work on a detailed feasibility study is expected to commence in 1997 and it is estimated that this program will take approximately 18 months to complete. Development of the project will be dependent on the results of this feasibility study and on whether financing, if available, is obtained.

     Pacific also has interests in other properties which will require additional exploration to determine the existence of commercial mineral deposits, primarily gold.

     The Company has a 41.8% interest in a venture which owns an undeveloped parcel of over 200 acres of real property located in Manatee County, Florida. The venture has signed a letter of intent with a party to sell the undeveloped
real property for $3,000,000.   The purchase price will be paid over a four year
period and the buyer has agreed to give and the venture has agreed to take a 7% purchase money first mortgage in the amount of $2,500,000. The venture will receive $500,000 at closing of this transaction.

ITEM 2.  PROPERTIES

     Reference is made to Item 1 of this Form 10-K for information concerning the nature and location of the properties of the Company and identification of the major segment in which such properties is used. The SRL facilities in Sierra Leone sustained as yet undetermined damage as a result of civil disturbances.



ITEM 3.  LEGAL PROCEEDINGS

           None



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           A Special Meeting of Stockholders of the Company was held on November 20, 1996. The following proposals were approved at the Special Meeting:

1. To approve the sale to MIL (Investments) S. A. of 2,000,000 shares of Common Stock for $10 million. (Only 15,838,408 shares were initially eligible to vote on this proposal. In addition, broker non-votes of 5,108,452 were not included in the number of shares eligible to vote on this proposal.)

               Votes For   -            6,496,253
               Votes Against   -           556,769
               Abstentions   -              31,311
               Broker Non-Votes   -      5,108,452

2. To amend the Corporation's Certificate of Incorporation to increase the authorized Common Stock of the Corporation from 40,000,000 shares to 50,000,000 shares.

               Votes For   -             10,838,074
               Votes Against   -          1,326,873
               Abstentions   -               27,838

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     (A) The following table sets forth, for the calendar periods indicated, the high and low closing sale price of the Company's Common Stock on the New York Stock Exchange Composite Tape.

                                     1996                      1995
                               ---------------        --------------------
                               HIGH        LOW         HIGH           LOW
                               -----       ----        ----          -----

     FIRST QUARTER             2 3/4       2           7              3

     SECOND QUARTER            6 1/8       2 1/8       4 1/8          2 7/8

     THIRD QUARTER             5 3/4       3 1/2       3 5/8          2 3/8

     FOURTH QUARTER            6           4           2 3/8          1 7/8


     (B) Approximate number of equity security holders at December 31, 1996:

                                                  NUMBER OF
          TITLE OF CLASS                      HOLDERS OF RECORD
          --------------                      -----------------
          Common Stock                              2,835

     (C) The Company has never paid cash dividends on its Common Stock and does not expect to do so in the immediate future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following summary of certain financial information relating to the Company for the five years ended December 31, 1996 has been derived from the financial statements of the Company. Such information should be read in conjunction with the financial statements.



                                                                                YEAR ENDED DECEMBER 31
                                                       ----------------------------------------------------------------------
                                                           1996           1995           1994            1993           1992
                                                       ----------      ---------      ---------      ---------      ---------
SUMMARY OF OPERATIONS                                                      (In thousands except per share amounts)
Revenues                                               $       35      $      86      $  30,590      $  57,570      $  73,988

Operating Costs and Expenses                                3,477          4,842         32,137         49,448         64,786

Other Income (Expense):
   Interest income                                            948            656            830            369            488
   Interest expense                                          (117)          (125)        (1,044)        (4,914)        (3,243)
   Litigation recoveries                                      150          3,225            950          4,200          1,450
   Shareholder litigation settlement                       (4,750)
   Impairment of assets                                      (280)        (3,175)        (3,074)
   Gain on sale of 50% of
      rutile segment                                                                      1,527
   Equity in earnings (loss)
        of affiliate                                          356            526          1,613         (1,299)          (928)
   Income tax (expense) benefit                                                         (14,645)         1,562         (3,945)
                                                       ----------      ---------      ---------      ---------      ---------
Earnings (loss) from
 continuing operations                                     (2,385)        (3,649)       (12,316)           216          3,024

Earnings (loss) from
 discontinued operations:
     Kaolin                                               (27,174)        (4,610)        (3,295)        (8,578)       (10,206)
     Perlite                                                                                               106         (2,900)
                                                       ----------      ---------      ---------      ---------      ---------
                                                          (27,174)        (4,610)        (3,295)        (8,472)       (13,106)

(Loss) before extraordinary
 item and cumulative effect of
 change in accounting principle                           (29,559)        (8,259)       (15,611)        (8,256)       (10,082)

Extraordinary item - loss on early
  extinguishment of debt                                                                                  (826)

Cumulative effect of
 change in accounting principle                                                                                        23,480
                                                       ----------      ---------      ---------      ---------      ---------
Net earnings (loss)                                    $  (29,559)     $  (8,259)     $ (15,611)     $  (9,082)     $  13,398
                                                       ----------      ---------      ---------      ---------      ---------
                                                       ----------      ---------      ---------      ---------      ---------


                                                                  YEAR ENDED DECEMBER 31
                                              ------------------------------------------------------------

SUMMARY OF OPERATIONS
(continued)                                   1996          1995            1994          1993      1992
                                              ----          ----            ----          ----      ----
Earnings (loss) per common
 and common equivalent share:
   Primary:
      From continuing operations            $ (.13)        $ (.23)        $ (.80)        $ .02     $ .20
      From discontinued operations           (1.43)          (.29)          (.22)          (.56)     (.86)
                                          --------        -------         ------         ------    ------

      (Loss) before
        extraordinary item and
        cumulative effect of change
        in accounting principle              (1.56)          (.52)         (1.02)          (.54)     (.66)

      Extraordinary item                                                                   (.06)

      Cumulative effect of
        change in accounting
        principle                                                                                   1.55
                                          --------        -------         ------         ------    ------

      Net earnings (loss)                 $  (1.56)       $  (.52)        $(1.02)        $( .60)   $  .89
                                          --------        -------         ------         ------    ------
                                          --------        -------         ------         ------    ------
   Fully diluted:
      From continuing operations                                                                    $ .25
      From discontinued operations                                                                   (.72)
                                                                                                    ------

      (Loss) before cumulative
        effect of change in
        accounting principle                                                                         (.47)
      Cumulative effect of change
        in accounting principle                                                                      1.29
                                                                                                    -----

      Net earnings                                                                                  $ .82
                                                                                                   ------
                                                                                                   ------


                                                                       DECEMBER 31
                                           -----------------------------------------------------------------------

                                            1996           1995            1994             1993             1992
                                           -----          ------          ------           ------           ------
BALANCE SHEET DATA

    Working Capital
        (Deficiency) (1)                 $   4,331      $ (15,367)   $   (10,006)        $  23,170        $  18,043
    Total Assets                           112,876        122,585        131,317           150,236          202,372
    Long-Term Debt (1)                                                                      14,746           55,784
    Stockholders' Equity                    79,580         89,410         97,669           109,089          115,197

OTHER DATA

    Cash (Deficiency) from
        Operating Activities             $  (4,948)    $   (1,614)    $    7,360         $   2,081        $   5,541
    Payments of Indebtedness                                   82          3,610            13,618            7,503
    Capital Expenditures                                                  16,378            10,064            6,762
    Additional Indebtedness                                                5,650             5,000           21,606

(1) At December 31, 1996, 1995 and 1994, an additional $11.5 million, $15.3 million and $19.7 million, respectively, of liabilities have been classified as current because of present or possible covenant violations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties, and other factors which could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the risks and factors set forth below in "Economic Outlook" as well as other risks previously disclosed in the Company's securities filings.


LIQUIDITY AND CAPITAL RESOURCES

     During the three year period ended December 31, 1996, the Company required funds for capital expenditures, debt payments and other long-term asset additions totaling $16.4 million, $3.7 million and $2.8 million, respectively. The Company's operating activities provided $798,000 cash (including
$8.3 million used in discontinued operations), while additional debt totaling $5.7 million was incurred during the three year period, primarily for capital expenditures at SRL. The Company made $4.9 million of advances to SRL in 1996 and 1995 and received $19.9 million in 1996 from the private placement of 6,000,000 shares of its Common Stock.

     During 1994, the Company converted $2.9 million of its advances to Nord Pacific Limited ("Pacific") to shares of Pacific's common stock and in 1995, received a $167,000 dividend on its investment in Pacific. If Pacific is successful in completing a public offering of its common stock in Canada, the Company has agreed to purchase that number of additional shares of common stock from Pacific so that it would maintain approximately a 30% interest in Pacific. The Company estimates that the purchase price could approximate $4.5 million. The Company has agreed to make available, at its discretion, two demand loans for up to $1 million each to Pacific, one for operating needs and one for funding an escrow account required by a lender to Pacific. At December 31, 1996, the Company was owed $1,178,000 by Pacific. Any amount owed by Pacific at the date the above offering is completed will be used by the Company to pay a portion of the purchase price.

     As a result of the discontinuance of the kaolin operations, the Company's business consists of a 50% ownership in SRL and a 35% ownership in Pacific. The Company anticipates that its cash balances, including cash expected to be available upon completion of the sale of the kaolin assets, will be sufficient to fund its administrative activities for the foreseeable future. The Company has not made any commitment to provide funds to Pacific other than the current demand loans outstanding and does not anticipate that it will be requested to provide any funding to Pacific in the foreseeable future, once Pacific completes the aforementioned public offering. However, the Company expects to be required to fund SRL's cash needs as described below.

     Due to the lengthy suspension of its operations, SRL has relied and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. During 1996 and 1995, the Company provided SRL with $4.9 million as its 50% share of funding required by SRL for maintaining a limited workforce, payment of vendors, costs of security at the mine and interest on loans outstanding. The Company has sufficient funds to continue funding SRL at these annual levels for the foreseeable future; however, it is the Company's and SRL's intention to continue with plans for resumption of SRL's operations.
Among other key factors in that process is the availability of adequate levels of funding. SRL's preliminary projections indicate that it may require approximately $90 million through 1998 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL has held advanced discussions with its current lenders and other lending sources to determine if funds would be available from these sources to fund a portion or all of the above requirements. The Company cannot determine if any additional funding will be available at terms which would be acceptable to SRL and the Company. To the extent funds are not available from these or other sources, the Company would be required to contribute its 50% share of SRL's cash requirements. However, the Company would likely not be able to fund a significant amount to SRL without obtaining capital from other sources. One source of cash could be from the payment of claims which have been and will be made by the Company under an insurance policy covering damage to assets at SRL due to political violence, as described below.

     A result of the suspension of the SRL operations is that SRL is not in compliance with certain financial and operational covenants under its bank financing agreements. At December 31, 1996, the Company's 50% share of SRL's obligations to the lenders is $21.6 million, payment of which has been guaranteed by the Company. The lenders have agreed to forebear through July 1, 1997 (extended from January 1, 1997) from accelerating payment of the outstanding indebtedness, to enable SRL to assess its future operating alternatives. The forebearance would terminate if a material change in conditions occurs, as determined by the lenders, and requires SRL to expend at least $500,000 each quarter to pay for its liabilities and purchases. In addition to discussing the availability of additional financing from these lenders, SRL has discussed revision of the terms of the present financing agreements, including deferral of payments to beyond 1999. SRL and the Company are not able to determine the willingness of the lenders to approve any modification of the present loan terms beyond July 1, 1997, at which date payment of the entire amount of the loans outstanding could be demanded by the lenders. After receipt of the expected proceeds from the sale of its kaolin assets, the Company would have sufficient funds to pay its share of amounts owed the lenders, if so required. However, it would then likely have to seek additional funding from other sources.


     The Company has filed a claim for damage due to political violence at SRL under a political risk insurance policy which has a coverage limit of $15.7 million. Additional claims are likely to be filed as more information becomes
available as to damage at the mine and the cost to repair equipment.   The
Company has received a $1.5 million provisional payment from the insurer; however, it is not able to estimate the total amount or timing of any future payments which may be received from claims under this policy. The Company is obligated to return any or all of this amount if it does not comply with certain provisions with respect to its efforts to repair damage at SRL or if the final amount of damage is less than that amount. The Company has pledged any proceeds in excess of $2.7 million it may receive under this policy as security under the bank financing agreements.

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note J, the Company has an agreement to sell substantially all of the assets of Nord Kaolin Company ("NKC"); however, the sale has not yet closed. Upon the sale of NKC, SRL will be the remaining operating segment of the Company. If the lenders require the Company to pay its 50% share of the amounts owed by SRL or if the Company is required to provide a significant amount of funds to SRL for it to resume operations, the Company would pursue other options. All of the above factors create uncertainity as to the ability of the Company to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts should the Company be required to liquidate certain of its assets. The Company's ability to continue operating under its present structure is dependent upon having sufficient cash to meet its potential obligations, SRL's compliance with the terms and covenants of its financing agreements, obtaining additional financing or refinancing as may be required and ultimately resumption of successful operations at SRL. Management of the Company and SRL are continuing their efforts to reestablish the rutile mining operation and to identify sources of funds so that the SRL can meet its obligations and resume its operations. However, management cannot provide any assurance that these events will occur.

     The Company's principal financial requirements and anticipated sources and uses of funds for its rutile segment are described below.


                                  RUTILE (SRL)

     Activity reported below includes the Company's 50% share of the amounts recorded by SRL. Operating results are only for the year ended December 31, 1994 as the Company adopted the cost basis of accounting for its investment in SRL at December 31, 1994.

     During the above period, SRL utilized $16.4 million of its operational cash flow for capital expenditures, primarily for completion of the Lanti deposit development, enhancement and expansion of production and recovery processes and purchase of earth moving equipment, while $5.7 million was borrowed under the financing agreements. During the period, SRL made debt principal payments of $3.5 million. At December 31, 1996, the Company's 50% share of SRL's liabilities under its financing agreements total

$21.6 million, which has been classified in the Company's financial statements as a current liability due to covenant defaults. The financing agreements contain financial covenants, requirements for maintaining certain amounts of cash in escrow, restrictions on cash dividends from SRL and require SRL to complete certain capital improvements. The current forebearance provided by the lenders generally suspends certain of the above requirements. If SRL is successful in restructuring the above financing agreements, it is likely that many of the present terms and conditions will be modified.


RESULTS OF OPERATIONS

     During 1996, the Company incurred a loss from continuing operations of $2.4 million compared to a loss of $3.6 million incurred in 1995. Selling, general and administrative expenses declined in 1996 primarily due to lower legal fees resulting from litigation being completed in 1995 and lower insurance costs due to the termination of a political risk policy related to the Company's investment in SRL. Results in 1995 included a $3.2 million litigation recovery and a $3.2 million provision for impairment, while minor amounts related to those situations were recorded in 1996.

     The Company incurred a loss from continuing operations of $3.6 million in 1995 compared to a loss of $12.3 million in 1994. Operating results in 1994 include the 50% owned operations of SRL, which are not consolidated by the Company beginning in 1995. Results in 1994 included $3.1 million of selling, general and administrative expenses and $950,000 of interest expenses related to SRL. Operating results in 1995 included $526,000 as the Company's share of earnings from an affiliate compared to $1.6 million as the Company's share of earnings in 1994. The Company recorded a provision for impairment of $3.2 million in 1995 relating primarily to its investment in SRL. Also affecting operating results was $3.2 million of income from the settlement of litigation in 1995 compared to $950,000 of income from the same source in 1994 and a $1.5 million gain on sale of 50% of SRL which the Company recorded in 1994.

     The Company recognizes the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No amounts were recorded for domestic taxes in 1996 or 1995 and a minor refund was recorded in 1994, as the Company incurred net operating losses during those years and a valuation allowance was recorded for any deferred tax asset generated.

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

     Discussion of the revenue, cost of sales and operating earnings for the rutile segment is as follows:

                                  RUTILE (SRL)

     As previously discussed, the mining operations of this segment were suspended in January 1995 due to civil disturbances in Sierra Leone. The amounts disclosed for SRL include 50% of SRL's operations for the year ended December 31, 1994. At December 31, 1994, the Company adopted the cost basis of accounting for its investment in SRL, due to the above described suspension of mining operations in early 1995. Therefore, no operating results from SRL are included in the Company's statement of operations for the years ended December 31, 1996 and 1995.

     The Company's share of SRL's operating earnings were $3.8 million in 1994. Included in revenues are sales to 3 customers which exceeded 10% of the Company's revenues during 1994. Cost of sales as a percentage of sales was 79.1% in 1994 and general and administrative expenses were $3.1 million.


INFLATION

     The Company has not been significantly affected by inflation in recent years and anticipates that it will not be significantly affected by inflation during 1997. The Company is not expected to be affected by changes in interest rates as it is not directly liable for any indebtedness. Also, all of the indebtedness of SRL, payment of 50% of which is guaranteed by the Company, is at fixed rates of interest.


ECONOMIC OUTLOOK

     In March 1997 the Company entered into an agreement to sell the operating assets of the kaolin mining and Norplex-Registered Trademark- operation of its 80% owned subsidiary Nord Kaolin Company to Dry Branch Kaolin Company for a purchase price of $20,000,000, subject to adjustments and a royalty arrangement on the future sales of Norplex-Registered Trademark- products. The transaction is subject to obtaining certain consents of third parties. After this transaction is closed, the Company's remaining operating segment will be SRL. In this regard the economic outlook will focus primarily on SRL.

     SRL's primary market is the paint industry. Accordingly, operating results are hinged very closely to the general economic conditions in the United States and most of the western world.

     Historically, demand for titanium based feedstocks, for the titanium dioxide pigment industry (the market for SRL products) has followed the major global business and economic cycles and generally has followed or exceeded regional GDP in their growth and consumption rates. The foundation for supply and demand and pricing for natural rutile is based to a significant degree on the world wide consumption of titanium dioxide pigments. These pigments represent the largest single application for titanium dioxide raw material feedstock, representing approximately 95% of the end use of these minerals as feedstock. The global Ti0(2) industry began recovering in 1994 after three years of declining prices caused by demand bottoming out in 1991 corresponding with the onset of unfortunately ill-timed implementation of new pigment plant capacities.

     After very strong growth in 1994, pigment consumption actually declined slightly in 1995. This lower than expected consumption of TiO(2) was largely the result of consumer inventory level adjustments. However, the magnitude and duration of the declining consumption in the second half of 1995 caught most of the pigment industry by surprise and producers generally did not cut back production until toward the end of the year. As a result, global pigment stocks held by producers were unusually high at the end of 1995. Latest estimates put pigment consumption in 1996 at around 3.32 million tonnes, a decline of approximately 0.8% from the 1995 figure.


     After two years of declining consumption, a reduction in stocks held by pigment producers and the expectation of stronger economic growth in most major economies during 1997, there is widespread expectation that pigment consumption will recover strongly in 1997 and 1998. Growth in consumption for the period to 2000 is expected to exceed long term average growth rates and total consumption in 2000 is forecast at 3.95 million tonnes. Thereafter, pigment consumption is expected to grow at average long term rates of approximately 2.9% per annum, although cyclical behavior will continue to occur.

     The rutile segment was poised to take advantage of the increased demand for high level titanium feedstocks and had implemented a program to increase its overall production of Ti0(2) feedstocks from its current level to 200,000 tonnes annually with a scheduled start-up of increased production capability in the fourth quarter of 1995. Unfortunately during January 1995, the rutile operations in Sierra Leone, West Africa came under military attack from non-government forces and were overrun by such forces. The Company and its other 50% owner (Consolidated Rutile Limited) suspended all operations at the minesite on January 20, 1995.

     In February 1996, a small contingent of employees of SRL was able to visit the minesite and perform a limited assessment of the facilities. Preliminary inspections confirm that major assets remain substantially intact; however, it is likely that the lack of regular maintenance has caused some damage. It was also confirmed that foodstores, small vehicles, housing, furniture and fixtures and office facilities have been damaged or severely looted. SRL is not yet able to estimate completely the extent of damage which has occurred. Security in the country and specifically at the minesite, appears to be improving and SRL expects to continue its inspections of the minesite with the goal of starting mine refurbishment in July 1997 with first production in early 1998. In February 1996 Sierra Leone held democratic presidential elections for the first time in almost twenty years and a civilian president was installed on March 15, 1996. Also on November 30, 1996 a peace treaty was signed between rebel forces and the government of Sierra Leone. Both events are seen as positive developments toward peace and stability in Sierra Leone.

     The Company's financial results were negatively affected in 1996 by the situation at its rutile operation in Sierra Leone, West Africa. The suspension of these operations will also have a continuing negative impact on 1997 financial results.

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


NEW ACCOUNTING PRONOUNCEMENTS

The Company measures cost for stock options issued to employees using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," which was adopted by the Company in 1996. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. The Company has elected to continue measuring compensation cost in accordance with APB Opinion No. 25.

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain intangible assets to be disposed of be reported at the lower of their carrying amount or fair value less costs to sell. The adoption of this statement on January 1, 1996 had no material effect on the financial statements of the Company.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company has not adopted this statement in its December 31, 1996 financial statements and has not yet determined what effect its adoption will have on subsequently filed financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          INDEX TO FINANCIAL STATEMENTS:                               PAGE
                                                                       ----

          Independent Auditors' Report                                  25
          Consolidated Balance Sheets                                   27
          Consolidated Statements of Operations                         28
          Consolidated Statements of Stockholders' Equity               29
          Consolidated Statements of Cash Flows                         30
          Notes to Consolidated Financial Statements                    31


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Nord Resources Corporation
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Nord Resources Corporation and Subsidiaries ("Company") as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these statements based on our audits. We did not audit the financial statements of Sierra Rutile Limited (a 50% owned subsidiary) and related Rutile Segment entities (together the "Rutile Segment") for the three years in the period ended December 31, 1996, the Company's investment in which is accounted for on the cost method as of and for the years ended December 31, 1996 and 1995, and by proportionate consolidation for the year ended December 31, 1994. The Company's investment in the Rutile Segment constitutes 60% and 52% of consolidated total assets at December 31, 1996 and 1995, respectively, and none of the consolidated total revenues for each of the years ended December 31, 1996 and 1995, and 42% of the consolidated total revenues for the year ended December 31, 1994. Other auditors were engaged to audit the financial statements of the Rutile Segment prepared in conformity with accounting principles generally accepted in the United Kingdom as of and for each of the three years in the period ended December 31, 1996, and their report stated that they were unable to express an opinion on such financial statements because they were unable to complete substantial auditing procedures and because of the uncertain impact on the financial statement carrying amounts following civil unrest near the mine facilities of the Rutile Segment. The report of the other auditors has been furnished to us, and our report, insofar as it relates to the amounts included for the Rutile Segment, is based on the report of such other auditors.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and C to the consolidated financial statements, operations of the Rutile Segment (the Company's sole remaining operating activity) have been suspended since January 1995 because of civil unrest in the area near the Rutile Segment's mine in Sierra Leone. As discussed in Note A, funds for repairs to mine assets and to restart operations of the mine may be required from the Company; the amount and availability of such funds cannot be presently determined. As discussed in Notes A and G, the

Rutile Segment is not in compliance with various bank financing agreements that are guaranteed by the Company and, although the Rutile Segment has received forebearance through July 1, 1997, the forebearance could be terminated in certain circumstances. Ultimately, the Company must attain profitable operations of the Rutile Segment and have access to sufficient funds from the Rutile Segment to sustain its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Notes A and C. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties referred to in the preceding paragraph and the inability of the other auditors to express an opinion on the financial statements of the Rutile Segment, we are unable to express, and we do not express, an opinion on the Company's consolidated financial statements for 1996, 1995 and 1994.



Deloitte & Touche LLP

Dayton, Ohio
April 9, 1997

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


ASSETS  (NOTES A AND G)                                    1996          1995
-----------------------                                  --------      --------

CURRENT ASSETS:
  Cash and cash equivalents                              $ 15,583      $  6,026
  Restricted investments - available for sale (Note H)      2,376
  Restricted cash - SRL (Notes C and G)                                   2,431

  Accounts receivable                                         179           106

  Prepaid expenses                                            163           227

  Net assets of discontinued operations (Note J)           12,339
                                                         --------      --------
   TOTAL CURRENT ASSETS                                    30,640         8,790
NET ASSETS OF DISCONTINUED
  OPERATIONS (Note J)                                                    35,146

RESTRICTED CASH AND
  INVESTMENTS (Note H)                                                    2,607

INVESTMENT IN AND ADVANCES TO
  AFFILIATES (Note D)                                       9,840         8,338

INVESTMENT IN SRL, at cost as
  described in Notes A and C                               67,552        63,517
PROPERTY, PLANT AND EQUIPMENT, at cost
  less accumulated depreciation and depletion
  (Note E)                                                     27           547

OTHER ASSETS (Note F)                                       4,817         3,640
                                                         --------      --------
                                                         $112,876      $122,585
                                                         --------      --------
                                                         --------      --------

LIABILITIES AND
STOCKHOLDERS' EQUITY (Note A)                              1996           1995
-----------------------------                            --------      --------
CURRENT LIABILITIES:
  Accounts payable                                       $     77      $    221
  Accrued expenses                                            539           478
  Unearned revenue (Note C)                                 1,500
  Obligations to lenders - SRL (Notes C and G)             21,620        23,458
  Capital lease obligations - discontinued operations
    (Note J)                                                2,573
                                                         --------      --------
  TOTAL CURRENT LIABILITIES                                26,309        24,157

CAPITAL LEASE OBLIGATIONS -DISCONTINUED
OPERATIONS (Note J)                                                       2,991
RETIREMENT BENEFITS (Note I)                                6,987         6,027

COMMITMENTS AND CONTINGENT LIABILITIES
(Notes C and L)

STOCKHOLDERS' EQUITY (Notes G and N):
  Common Stock, par value $.01 per share:
    authorized, 50,000,000 shares, issued and
    outstanding 21,838,408 -1996 and
    15,838,408 -1995                                          218           158
  Additional paid-in capital                               77,950        58,137
  Retained earnings, restricted (Notes G and N)             1,274        30,833
  Cumulative foreign currency translation
    adjustment  (Note D)                                      281           282
  Minimum pension liability  (Note I)                        (143)
                                                         --------      --------
                                                           79,580        89,410
                                                         --------      --------
                                                         $112,876      $122,585
                                                         --------      --------
                                                         --------      --------


                See notes to consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                1996           1995           1994
                                                              --------       --------       --------
REVENUES:
  Sales                                                       $              $             $  30,262
  Other                                                             35             86            328
                                                             ---------      ---------      ---------
  Total Revenues                                                    35             86         30,590

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                               23,947
  Selling, general, and administrative expenses                  3,477          4,842          8,190
                                                             ---------      ---------      ---------

  Total Operating Costs and Expenses                             3,477          4,842         32,137
                                                             ---------      ---------      ---------

(LOSS) FROM OPERATIONS                                          (3,442)        (4,756)        (1,547)

OTHER INCOME (EXPENSE):
  Interest income                                                  948            656            830
  Interest expense                                                (117)          (125)        (1,044)
  Litigation recoveries  (Note K)                                  150          3,225            950
  Provision for impairment of investments:  (Notes C and D)
    SRL                                                                        (3,000)
    Other                                                         (280)          (175)
  Gain on sale of 50% of rutile segment  (Note C)                                              1,527
  Equity in net earnings of affiliate  (Note D)                    356            526          1,613
                                                             ---------      ---------      ---------

  Total Other Income (Expense)                                   1,057          1,107          3,876
                                                             ---------      ---------      ---------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAX (EXPENSE)                                          (2,385)        (3,649)         2,329

INCOME TAX (EXPENSE) (Note O)                                                                (14,645)
                                                             ---------      ---------      ---------

(LOSS) FROM CONTINUING OPERATIONS                               (2,385)        (3,649)       (12,316)

(LOSS) FROM DISCONTINUED OPERATIONS (Note J)                   (27,174)        (4,610)        (3,295)
                                                             ---------      ---------      ---------

NET (LOSS)                                                   $ (29,559)     $  (8,259)     $ (15,611)
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

(LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE (Note B):
    From continuing operations                               $    (.13)     $    (.23)     $    (.80)
    From discontinued operations                                 (1.43)          (.29)          (.22)
                                                             ---------      ---------      ---------
    Net (loss)                                               $   (1.56)     $    (.52)     $   (1.02)
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

    Average shares                                              18,971         15,839         15,306
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------


                 See notes to consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
  (IN THOUSANDS EXCEPT SHARES)

                                               Common Stock                                           Cumulative
                                                Outstanding                                             Foreign
                                       ----------------------------    Additional                      Currency        Minimum
                                                                        Paid-in        Retained       Translation      Pension
                                         Shares            Amount        Capital       Earnings       Adjustment      Liability
                                       -----------         -------     ----------      --------       ----------      ---------
Balance - December 31, 1993             15,139,974          $ 151       $ 53,856       $ 54,703          $ 379         $    0

  Net (loss)                                                                            (15,611)
  Option activity                            8,275                            38
  Issuance of common stock (Note K)        690,159              7          4,243
  Foreign currency translation
    adjustment                                                                                             (97)
                                       -----------          -----       --------       --------         ------         ------
Balance - December 31, 1994             15,838,408            158         58,137         39,092            282              0

  Net (loss)                                                                             (8,259)
                                       -----------          -----       --------       --------         ------         ------

Balance - December 31, 1995             15,838,408            158         58,137         30,833            282              0

  Net (loss)                                                                            (29,559)
  Option activity                                                             25
  Issuance of common stock (Note N)      5,160,000             52         17,697
  Conversion of loan into common
      stock (Note N)                       840,000              8          2,091
  Foreign currency translation                                                                              (1)
    adjustment
  Minimum pension liability (Note I)                                                                                     (143)
                                       -----------          -----       --------       --------         ------         ------

Balance - December 31, 1996             21,838,408          $ 218       $ 77,950       $  1,274         $  281         $ (143)
                                       -----------          -----       --------       --------         ------         ------
                                       -----------          -----       --------       --------         ------         ------


                 See notes to consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
  (IN THOUSANDS)

                                                                1996           1995           1994
                                                              --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES (Note P):
    Rutile                                                    $              $              $ 12,040
    Domestic                                                    (4,948)        (1,614)        (4,680)
                                                              --------       --------       --------
  Net cash provided by (used in) operating activities           (4,948)        (1,614)         7,360
                                                              --------       --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures - Rutile                                                              (16,378)
  Net cash from sale of fixed assets - Domestic                    219             65
  Net cash proceeds from sale of 50% of SRL
   (gross proceeds, $56.8 million) - Domestic                                   2,000
  Additions to other assets:
    Rutile                                                                                        (9)
    Domestic                                                    (1,229)        (1,392)          (179)
  Additional investment in SRL                                  (3,442)        (1,436)
  Decrease (increase) in investments in and
   advances to affiliates - Domestic                            (1,147)           155            (74)
                                                              --------       --------       --------

  Net cash (used in) investing activities                       (5,599)          (608)       (16,640)
                                                              --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional indebtedness - Rutile                                                             5,650
  Issuance of convertible loan - Domestic                        2,099
  Payments of indebtedness:
    Rutile                                                                                    (3,473)
    Domestic                                                                      (82)          (137)
  Restricted cash and investments:
    Rutile                                                                                      (158)
    Domestic                                                       231            190           (194)
  Issuance of common stock - Domestic                           17,774                            37
                                                              --------       --------       --------

  Net cash provided by financing activities                     20,104            108          1,725
                                                              --------       --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 9,557         (2,114)        (7,555)

CASH AND CASH EQUIVALENTS - Beginning of year                    6,026          8,140         19,774

CASH INCLUDED IN INVESTMENT IN RUTILE SEGMENT
  AT DECEMBER 31, 1994                                                                        (4,079)
                                                              --------       --------       --------

CASH AND CASH EQUIVALENTS - End of year                       $ 15,583       $  6,026       $  8,140
                                                              --------       --------       --------
                                                              --------       --------       --------

CASH PAID FOR:
  Interest, net of $609 capitalized in 1994                   $    123       $     85       $  1,561

  Income taxes                                                                                   865

NON-CASH TRANSACTIONS:
  Conversion of advances to affiliate into common
    stock (Note D)                                                                             2,900
  Conversion of loan into common stock (Note N)                  2,099
  Stock issued to settle long-term liability (Note K)                                          4,250
  Minimum pension liability (Note I)                              (143)


                 See notes to consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

A.   BASIS OF PRESENTATION

The Company owns a 50% interest in a natural resource property for production of rutile (titanium dioxide), which is sold primarily to the paint pigment industry in the United States, Europe and the Far East. The Company has a long-term business cycle. Production facilities and raw material supplies for the rutile operation are located in Sierra Leone, in west Africa. As Sierra Leone is a third-world country, the operations are subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries.

The preparation of these financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include losses related to discontinued operations and rates of return on investments, rates of discounting and salary escalation and other actuarial assumptions used to evaluate retirement benefits. Estimates of mineral reserves are used as a basis for amortization of certain of the Company's long-term assets. Events which have occurred in Sierra Leone since early 1995 indicate that an impairment of assets has occurred and the Company has recorded an impairment reserve based on information currently available. The amount of impairment will be adjusted when additional information becomes available.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nord Resources Corporation, its majority-owned subsidiaries and its 50% interest in a rutile mining operation ("SRL") (collectively the "Company"). All significant intercompany transactions and balances are eliminated.

SRL as used in these financial statements includes Sierra Rutile Holdings, Sierra Rutile Limited (the mining operation) and other subsidiaries of the Company and Sierra Rutile Holdings that are economically dependent on the rutile mining operation. Financial statement amounts relating to SRL represent the Company's 50% investment in SRL carried on the cost basis of accounting as described in "Investment in SRL". Results of operations exclude SRL beginning in 1995. See Note C for summarized financial information regarding SRL.

Investments in 20% to 40%-owned affiliates and joint ventures and in affiliates or joint ventures in which the Company's investment may temporarily be in excess of 40% are carried using the equity method.

INVESTMENT IN SRL

In January 1995, SRL's mining operation was attacked by non-government forces. Due to concern for the safety of its employees, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. The resumption of operations is dependent upon many conditions including (1) Sierra Leone having an acceptable political environment within which to operate, (2) SRL having adequate levels of security in and around the minesite area, (3) SRL completing an accurate assessment of the cost of resuming operations, (4) SRL successfully renegotiating its operating agreements with the government of Sierra Leone and (5) SRL obtaining adequate levels of financing at acceptable terms. Cost of resuming operations includes repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. Until SRL personnel can complete a detailed assessment of the condition of SRL's assets, it is not possible to accurately estimate these costs. There is no certainty that adequate financing would be available to fund the above noted costs, although management of the Company, SRL and the other 50% owner of SRL are engaged in discussions with potential financing sources. The Company is not yet able to determine when operations will resume at the Sierra Leone mine. If the above noted conditions for resuming operations in Sierra Leone are not satisfied, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL.

Prior to December 31, 1994, the Company proportionately consolidated its share in each of the assets, liabilities and operations of SRL. As of December 31, 1994, the Company adopted the cost basis of accounting for its investment in SRL
because the mine was no longer controlled by SRL.   The Company's investment
includes original cost plus undistributed earnings through December 31, 1994 plus SRL's obligations to lenders, payment of which is guaranteed by the Company, less any related restricted cash (see Notes C and G). The consolidated statements of operations and cash flows include the Company's proportionate share of operations and cash flows of SRL through December 31, 1994.

The Company intends to resume proportional consolidation for its 50% share in each of the assets, liabilities and operations of SRL once SRL reestablishes its operations. At that time, the Company will recognize its share of SRL's operating results since January 1, 1995 in its statement of operations. If the Company had resumed proportional consolidation at December 31, 1996, it would have recognized

$11,728,000 as its share of SRL's operating loss since January 1, 1995.

In 1995, the Company recorded an impairment of $3 million for its 50% share of the identified loss at SRL resulting from damage to assets. When additional information regarding losses is obtained, the Company will adjust the impairment reserve as necessary. The Company has filed a claim under an insurance policy which provides for compensation of up to $15.7 million of damage due to political violence in Sierra Leone. The Company will recognize any insurance recoveries when receipt is assured beyond a reasonable doubt (Note C).

FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note J, the Company has an agreement to sell substantially all of the assets of Nord Kaolin Company ("NKC"); however, the sale has not yet closed. Upon the sale of NKC, SRL will be the remaining operating segment of the Company. If the political climate in Sierra Leone continues to be disruptive to business operations, if the cost to reestablish operations is economically prohibitive or if funding for repairs and start-up cost is not available, the Company may not be able to recover its investment in SRL. As described in Note G, SRL is not in compliance with several covenants contained in its bank financing agreements, although SRL has obtained a forebearance until July 1, 1997 from payment of amounts due the lenders. As a result of the above, the Company's 50% share of amounts due under the SRL loans of $21,620,000, payment of which is guaranteed by the Company, is classified as a current liability. All of the above factors create uncertainity as to the ability of the Company to continue as a going concern.

SRL has initiated discussions with its lenders with a goal to reschedule payment of amounts outstanding under these loans and to identify the availability of additional funds from the current lenders and other lending sources which would be required to fund the rehabilitation program for SRL's operations and to complete a 1993 expansion program. The Company cannot project the willingness of the lenders to continue to provide modifications to the terms of the financing agreements which may be necessary beyond July 1, 1997 nor their or other lenders' willingness to provide funds for efforts to resume operations.
If the lenders require the Company to pay its 50% share of the amounts owed by SRL or if the Company is required to provide a significant amount of funds to SRL for it to resume operations, the Company would likely have to pursue other options.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts should the Company be required to liquidate certain of its assets. The Company's ability to continue operating under its present structure is dependent upon having sufficient cash to meet its potential obligations, SRL's compliance with the terms and covenants of its financing agreements, obtaining additional financing or refinancing as may be required and, ultimately, the resumption of successful operations at SRL. Management of the Company and SRL are continuing their efforts to reestablish the rutile mining operations and to identify sources of funds so that SRL can resume operations and meet its obligations. However, management cannot provide any assurance that these events will occur.


B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVESTMENTS AVAILABLE FOR SALE

Investments classified as available for sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses excluded from operations and reported net of taxes, as a separate component of stockholders' equity until realized. A decline in the fair value of any available for sale security below cost that is deemed other than temporary is charged to operations, resulting in the establishment of a new cost basis for the security. Interest income is recognized when earned. Realized gains and losses from the sale of securities are included in operations and are derived using the specific identification method for determining the cost of securities sold.

INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from two to five years.

LONG-TERM ASSETS

A significant amount of the Company's assets are of a long-term nature. In the preparation of its financial statements, the Company evaluates the carrying amount of these assets through application of a number of techniques including analysis of future cash flows, review of third party transactions with the Company, obtaining third party valuations of assets and review of the underlying operations of its affiliates. Any assets which may be deemed impaired are written down to their estimated recoverable amount.

In March 1995, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain intangible assets to be disposed of be reported at the lower of their carrying amount or fair value less costs to sell. The adoption of this statement on January 1, 1996 had no material effect on the financial statements of the Company.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year adjusted for the dilutive effect of common stock equivalents when applicable.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". The Company has not adopted SFAS No. 128 in its December 31, 1996 financial statements and has not yet determined what affect its adoption will have on subsequently filed financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements to conform to the classifications used in 1996.


C.   SRL

The Company sold 50% of its equity interest in SRL in 1993 and recognized a gain of $1,527,000 in the fourth quarter of 1994 as a result of receiving an additional $2,000,000 as a final payment from this sale.

As explained in Note A, as of December 31, 1994 the Company adopted the cost basis of accounting for its investment in SRL. The consolidated statements of operations and cash flows include the Company's proportionate share of operations and cash flows of SRL through December 31, 1994. During 1996 and 1995, the Company contributed $3,442,000 and $1,436,000, respectively, as its 50% share of funding for SRL's cash needs, primarily to satisfy vendor payments and the limited ongoing operational cash requirements of SRL.


The following summarized financial information of the Company's 50% share of SRL, which is derived from SRL's financial statements. Based on an assessment of damage to SRL's assets, an impairment reserve of $3,000,000 was recorded in 1995 as the Company's 50% share of damage to assets. The impairment primarily related to the carrying cost of vehicles, foodstores, furniture and fixtures and certain buildings which have been stolen, looted or destroyed. It does not include any amount for repair or replacement of other equipment which may be damaged, as such amount cannot be determined until a more detailed inspection of the assets can be made. During the latter part of 1996 and into 1997, SRL began developing plans to resume operations, including obtaining a more accurate determination of the cost of repairing and replacing assets. When information becomes available from the above process, the Company will adjust the impairment reserve if necessary.


                                           DECEMBER 31
                                     -----------------------
BALANCE SHEET DATA - SRL               1996           1995
------------------------              ------         ------
                                         (In thousands)

Current assets                       $  3,804       $  4,123
Property, plant and
  equipment                            56,334         56,271
Other assets                            1,701          1,815
Restricted cash                                        2,431
                                     --------       --------
     Total assets                    $ 61,839       $ 64,640
                                     --------       --------
                                     --------       --------

Obligations to lenders               $ 21,620       $ 23,458
Other current liabilities               5,841          5,612
Other liabilities                       5,049          1,551
                                     --------       --------

     Total liabilities                 32,510         30,621

Foreign currency
  translation adjustment                    4             (7)
Company's share of equity              29,325         34,026
                                     --------       --------

     Total liabilities and
        stockholders' equity         $ 61,839       $ 64,640
                                     --------       --------
                                     --------       --------

The following is a reconciliation of the activity related to the company's cost basis investment in SRL (in thousands):

Investment in SRL at December 31, 1994                   $ 64,353
Provision for impairment                                   (3,000)
Additional investment                                       1,436
Changes in restricted cash and obligations to lenders         728
                                                         --------
Investment in SRL at December 31, 1995                     63,517
Additional Investment                                       3,442
Changes in restricted cash and obligations to lenders         593
                                                         --------
Investment in SRL at December 31, 1996                   $ 67,552
                                                         --------
                                                         --------

The following is summarized operating data for the Company's share of operations of SRL. Amounts represent the Company's 50% ownership of SRL.

                                                 YEAR ENDED DECEMBER 31
                                          -------------------------------------
OPERATING DATA - SRL                        1996          1995           1994
--------------------                       ------        ------         ------
                                                     (In thousands)

Sales                                     $  1,050      $   1,876     $  30,262
Other revenues                                 818            451           178
                                          --------      ---------     ---------
Total revenues                               1,868          2,327        30,440

Cost of sales                                  723          1,821        23,828
Termination and shutdown costs                              5,250
Selling, general and administrative          3,364            609         3,073
                                          --------      ---------     ---------

Total operating costs and expenses           4,087          7,680        26,901

Interest income                                 68            257           250
Reserve for impairment                                     (3,000)
Interest expense                            (2,494)        (1,848)         (952)
                                          --------      ---------     ---------

Total other (expense)                       (2,426)        (4,591)         (702)
                                          --------      ---------     ---------

Earnings (loss) before income
  tax (expense)                             (4,645)        (9,944)        2,837

Income tax (expense)                           (56)           (83)      (14,692)
                                          --------      ---------     ---------

Net (loss)                                $ (4,701)     $ (10,027)    $ (11,855)
                                          --------      ---------     ---------
                                          --------      ---------     ---------

INCOME TAXES - SRL

A deferred tax asset was generated primarily due to differences between financial and tax bases of plant and equipment in Sierra Leone. Sierra Leone's method of depreciation of plant and equipment is different from domestic tax law in that it allows SRL to elect when to take a depreciation deduction and there is no time limitation as to when the unused depreciation may be deducted. SRL enjoyed a tax holiday in Sierra Leone through June 1987 and during that holiday, it was not required to use any tax deduction for depreciation, creating a substantial difference between financial statement and tax bases of plant and equipment. As a result of the suspension of mining operations as described in Note A, the Company has determined that a valuation allowance is required for the deferred tax asset. Accordingly, income taxes of $14,645,000 in the Company's statement of operations for the year ended December 31, 1994 included a charge of $14,095,000 to increase the valuation allowance pertaining to SRL's deferred tax assets. The deferred tax asset of SRL at December 31, 1996 was $14,659,000 with a valuation allowance provided on the entire amount.

COMMITMENTS - SRL

In connection with the settlement of certain claims asserted by the government of Sierra Leone (government), SRL has agreed to commit $6 million for projects for the benefit of Sierra Leone. The projects, to be mutually agreed upon by the government and SRL, will be phased over a period not less than 3 years beginning in 1996. The Company anticipates that the capital projects, once they are determined, will benefit Sierra Leone and become an integral part of the mining operations of SRL. SRL anticipates entering into negotiations with the government of Sierra Leone to receive an extension of the period within which these projects can be completed.

CONTINGENCIES - SRL

The government of Sierra Leone has an option to acquire 47% of the shares of SRL beginning January 2000 at a purchase price of $57.4 million. Each of the shareholders of SRL would sell equal interests in SRL if this purchase option is exercised.

The Company had certain amounts of insurance to cover risk of loss on its investment in SRL due to political violence and expropriation of SRL's assets. Under an insurance policy provided by an agency of the United States government, up to $15.7 million of coverage is provided for the Company's share of damage to property from political violence. This policy expired on December 31, 1995 and
the insurer has elected not to renew the coverage.   Based on the damage
assessments performed to date, the Company filed a claim under this policy for its 50% share of damage to mine assets resulting from events which began in January 1995. The Company anticipates that further claims will be filed as additional information regarding damage to assets becomes available. The insurer has acknowledged that the policy would likely cover damage to SRL's assets as a result of the

January 1995 events. In September 1996, the Company received a $1.5 million provisional payment from the insurer under this policy, which has been recorded as unearned revenue in the financial statements. The Company is obligated to return any or all of this amount if it does not comply with certain provisions with respect to its efforts to repair damage at SRL or if the final amount of damage is less than that amount. The Company is not presently able to predict the extent or timing or amount of recoveries which may ultimately be available under this policy. The Company has pledged proceeds it may receive from this policy as collateral for a guarantee of SRL debt (Note G).


D.     INVESTMENTS IN AND ADVANCES TO AFFILIATES

                                                          December 31
                                                    -----------------------
                                                      1996           1995
                                                      ----           ----
                                                        (In thousands)
                                       Percent
                                        Owned
                                       ------
Nord Pacific Limited:
   Investment, at cost                  35.2%       $ 10,726       $ 10,726
   Foreign currency
     translation adjustment                              281            282
   Equity in cumulative net (loss)                    (3,323)        (3,679)
   Dividends received                                   (167)          (167)
                                                    --------       --------
   Total investment                                    7,517          7,162

   Advances                                            1,178             31
                                                    --------       --------

   Total Nord Pacific Limited                          8,695          7,193

Manatee Gateway:
   Investment, at cost                  41.8%          3,539          3,539
   Less valuation allowance                           (2,394)        (2,394)
                                                    --------       --------

   Total Manatee Gateway                               1,145          1,145
                                                    --------       --------

                                                    $  9,840       $  8,338
                                                    --------       --------
                                                    --------       --------

NORD PACIFIC LIMITED ("PACIFIC")

In February 1994 in connection with a public offering by Pacific, the Company converted $2,900,000 of its advances to Pacific into 697,744 shares of common stock of Pacific. The Company's share of equity in net assets in excess of its investment is being amortized over ten years.

In October 1996 the Company agreed to make available, at its discretion, up to $2,000,000 to Pacific. Any amount advanced to Pacific is payable on demand of the Company, and bears interest at the prime rate plus 1%. As of December 31, 1996, $947,000 has been advanced under this agreement.

Pacific has filed a registration statement in Canada to sell up to 4,500,000 shares of its common stock in a public offering. The Company has agreed to purchase that number of shares of Pacific's common stock so that after the completion of the Canadian offering the Company would own approximately 30% of Pacific's common stock. The final purchase price of the stock is dependent on the price and number of shares sold in the Pacific offering and is estimated to be $4.5 million. There can be no assurance that the Canadian offering will be completed.

The aggregate market value of the Company's investment in Pacific at December 31, 1996, based on the average of the bid and asked price (NASDAQ bid and asked) at December 31, 1996 of $6.25 per share, was $21,030,000.

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

                                                            DECEMBER 31
                                                    ---------------------------
BALANCE SHEET DATA - PACIFIC                          1996               1995
----------------------------                         ------             ------
                                                          (In thousands)

Current assets                                      $  4,062           $  6,730
Restricted cash                                                           1,080
Forward currency exchange contracts                       18
Premium on derivative financial instruments              311                960
Property, plant and equipment                          5,411              5,919
Deferred exploration,
  development and other costs                         29,939             19,977
                                                    --------           --------
Total assets                                          39,741             34,666

Current liabilities                                    7,150              6,790
Payable on derivative financial instruments              311                883
Deferred income taxes                                  3,740              1,120
Long-term debt                                         4,129              2,244
Retirement benefits                                      202                169
                                                    --------           --------

Shareholders' equity                                $ 24,209           $ 23,460
                                                    --------           --------
                                                    --------           --------

Company's share of equity (35.2%)                   $  8,522           $  8,281
                                                    --------           --------
                                                    --------           --------



                                                  YEAR ENDED DECEMBER 31
                                          --------------------------------------
OPERATING DATA - PACIFIC                    1996           1995          1994
------------------------                   ------         ------        ------
                                                      (In thousands)

Sales                                     $ 16,178       $ 14,074      $ 11,293
Less costs and expenses                    (12,775)       (11,038)      (10,059)
Forward currency
   transaction gain (loss)                    (114)          (378)          515
Gain (loss) on foreign
   currency contracts                          497           (279)        2,535
Copper contracts (loss)                       (304)
Provision for taxes                         (2,620)        (1,120)
Other (expense)                               (245)          (156)         (295)
                                          --------       --------      --------
Net earnings                              $    617       $  1,103      $  3,989
                                          --------       --------      --------
                                          --------       --------      --------

Charges from the Company
   included in costs and expenses         $    399       $    361      $    342
                                          --------       --------      --------
                                          --------       --------      --------

The consolidated financial statements of Pacific include Pacific's proportionate interest in the assets, liabilities and costs and expenses of joint ventures related to copper mining.


MANATEE GATEWAY

The Company, through its wholly-owned subsidiary, Nord Manatee Ltd., has an interest in an inactive joint venture which holds approximately 200 acres of undeveloped real property in Manatee County, Florida. Contributions to the venture are required in the same ratios as the participants' interests. In 1996, Manatee Gateway executed a letter of intent to sell the property which resulted in a $175,000 provision for impairment being recorded by the Company in the fourth quarter of 1995. The Company expects the property to be sold in the second quarter of 1997.


E.  PROPERTY, PLANT AND EQUIPMENT

                                                          December 31
                                                   -----------------------
                                                     1996           1995
                                                   --------       --------
                                                        (In thousands)
Mining, exploration and
    milling equipment                                             $  1,376
Office equipment                                   $    429            426
                                                   --------       --------

                                                        429          1,802
Less accumulated depreciation
    and depletion                                       402          1,255
                                                   --------       --------

                                                  $      27       $    547
                                                   --------       --------
                                                   --------       --------

F.  OTHER ASSETS

                                                          December 31
                                                   -----------------------
                                                     1996           1995
                                                   --------       --------
                                                        (In thousands)
Non-qualified trusts for funding of
    retirement benefits:  (Note I)
        Cash surrender value of life
           insurance, net of policy loans
           of $1,591 in 1996 and $1,393
           in 1995                                  $ 2,342       $  2,055
        Investments - available for sale              1,903            970
Unamortized pension cost                                109            149
Other                                                   463            466
                                                   --------       --------
                                                   $  4,817       $  3,640
                                                   --------       --------
                                                   --------       --------

G.   INDEBTEDNESS

                                                          December 31
                                                  ------------------------
                                                     1996           1995
                                                  ---------      ---------
                                                        (In thousands)
Sierra Rutile Limited (Notes A and C):
    Financing lines of credit                      $ 16,497       $ 16,497
    Non-interest bearing bank financing               6,265          6,265
    Interest (prepaid) accrued                       (1,142)           696
                                                  ---------      ---------

    Obligations to lenders - SRL                  $  21,620      $  23,458
                                                  ---------      ---------
                                                  ---------      ---------


SRL (100%, WITH THE COMPANY'S SHARE NOTED PARENTHETICALLY)

As of December 31, 1996, SRL owed $32,994,000 ($16,497,000) under financing agreements with four institutions which initially provided $48,000,000
($24,000,000) of financing for a capital expansion program.   The amounts
outstanding bear interest at rates ranging from 7.2% to 11% per annum. The suspension of the rutile mining operation as described in Note A and violations of various financial covenants constitute events of default under these financing agreements. The lenders have agreed to forebear from accelerating payment of the loans or enforcing their rights against any collateral through July 1, 1997 to allow SRL time to determine the damage to the mining operation, assess the political situation in Sierra Leone and develop a plan for refinancing, rehabilitating and reopening the mining operation. During this period of forebearance, SRL is prohibited from making any dividend payment or any other payments to the Company except for reimbursement of operating or
administrative expenses for the benefit of SRL.   SRL's requirement to pay a
commitment fee of up to 1% per annum of the unused amount of the lines has been waived through July 1, 1997. In addition, SRL is precluded from borrowing additional amounts under these agreements and is required to expend at least $500,000 each quarter to pay for its liabilities and purchases. The forebearance agreement would terminate if there is a material change in circumstances at SRL. As a condition to receiving the extension of the forebearance through July 1, 1997, SRL was required to prepay interest due under the financing agreements through July 1, 1997. Amounts due under the loans, along with prepaid interest of $2,284,000 ($1,142,000) at December 31, 1996 and accrued interest of $1,392,000 ($696,000) at December 31, 1995 have been classified in the balance sheets as a current liability. Under the forebearance, the lenders have agreed to release SRL from an obligation to
maintain certain funds in escrow for payment of amounts due the lenders.   From
the amount in the escrow account at December 31, 1995, the lenders received $4,862,000 ($2,431,000) in 1996 as payment of all amounts (except principal) which was due the lenders during 1996.

SRL also owes $12,530,000 ($6,265,000) under a bank financing agreement which had no stated interest rate. This loan is also in default due to the above noted circumstances and has been classified in the balance sheet as a current liability. This lender is also a party to the above mentioned forebearance agreement, under which SRL agreed to pay interest at 10% during 1996 on scheduled payments of $1,671,000 ($835,500) due under this loan at December 31, 1995. Under the forebearance extension signed in late 1996, SRL prepaid interest at 10% for the period January 1, 1997 through June 30, 1997 on the entire amount owed to this lender.

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

Under these financing arrangements, SRL has committed to complete an $83,300,000 expansion program of which $58,000,000 had been expended. Prior to "project completion", the Company has guaranteed payment of its 50% share of amounts owed to the lenders. The completion of certain events are required for SRL to attain "project completion" including construction or procurement of certain capital assets, attainment of certain production and sales levels, generation of minimum amounts of net earnings and net worth and maintenance of certain financial ratios.

Separately, as a condition to the forebearance and as security for its guarantee, the Company has pledged proceeds it may receive from claims made under a political risk insurance policy issued by an agency of the United States government (Note C). The Company will be able to retain the first $2.7 million of the proceeds. Any additional proceeds will be held in trust and funds shall be released from the trust when the Company's 50% share of the deferred principal payments have been made and no events of default exist under the financing agreements.

H.     INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value and related carrying value of the Company's debt, excluding capital leases, at December 31, 1996 and 1995 were $21,620,000 and $23,458,000, respectively. The fair value of debt is equivalent to the face value because the SRL debt is classified as a current liability.

Investments available for sale, consisting principally of municipal bonds and money market mutual funds, totaled $4,279,000 and $3,577,000 at December 31, 1996 and 1995, respectively. The amortized cost of these investments approximates estimated fair value.

There were no sales of investments in 1996, 1995 or 1994.


I.     RETIREMENT BENEFITS

The Company has an unfunded non-contributory defined benefit plan for certain of its executive officers and management personnel. The Company has non-qualified trusts which were established in 1989 related to this plan, and the trusts hold assets valued at $4,245,000 (Note F). Effective in 1995, the plan was amended to permit two officers to elect a discounted lump sum distribution limited to
the amounts held in the trusts.   The Company has committed to contribute
$650,000 in 1997 to the trusts designated for one of these officers.

The following sets forth the funded status and amounts recognized in the Company's balance sheets:

                                                          December 31
                                                  ------------------------
                                                     1996           1995
                                                  ---------      ---------
                                                        (In thousands)
Present value of accumulated
    benefit obligation:
       Estimated present value
          of vested benefits                       $  6,809      $   5,867
       Estimated present value
          of non-vested benefits                         21             31
                                                  ---------      ---------
Present value of accumulated
    benefit obligation                                6,830          5,898

Estimated effect of salary
    and benefit increases                               693          1,072
                                                  ---------      ---------

Projected benefit obligation                          7,523          6,970

Unrecognized transition
    obligation                                                        (134)
Unrecognized prior service cost                        (109)          (128)
Unrecognized net loss
    including effects of
    changes in assumptions                             (836)          (960)
Minimum pension liability                               252            150
                                                  ---------      ---------

Accrued pension cost                              $   6,830      $   5,898
                                                  ---------      ---------
                                                  ---------      ---------


Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," requires recognition of a minimum pension liability. As of December 31, 1996, the Company recorded a minimum pension liability of $252,000 and an equity reduction of $143,000, and an asset of $109,000.

Net pension expense consists of the following components:

                                                 Year Ended December 31
                                       ---------------------------------------
                                          1996           1995           1994
                                       ---------      ---------      ---------
                                                      (In thousands)
Service costs - benefits
    earned during the period           $     133      $     169      $      42
Interest on projected
    benefit obligation                       525            452            424
Net amortization and deferral                173             51            362
                                       ---------      ---------      ---------

Net pension expense                    $     831      $     672      $     828
                                       ---------      ---------      ---------
                                       ---------      ---------      ---------

The discount rate was 7.25% in 1996, 7.5% in 1995 and 8% in 1994. The assumed rate of future pay increases was 4%.


J.     DISCONTINUED OPERATIONS

In February 1997, the Company's Board of Directors approved a formal plan to sell substantially all the assets of the Company's 80% owned subsidiary, Nord Kaolin Company ("NKC"). The results of NKC, which comprises the Company's kaolin segment, are reported as discontinued operations in these financial statements.

Under an agreement dated March 5, 1997, the Company has agreed to sell substantially all the assets (except cash and accounts receivable) for $20 million less $735,000 relating to certain accruals assumed by the purchaser.
The purchaser will also assume certain lease obligations of NKC. At closing, the Company will receive $17.3 million in cash and $1.9 million will be paid into an escrow account with the final price subject to certain adjustments. The Company anticipates that only adjustments relating to the change in inventory levels through the closing date would be required and the remaining escrowed funds would be remitted to the Company within 30 days of closing. The Company will retain an estimated $5.1 million of NKC's accounts receivable and, at or prior to closing, will be required to pay certain obligations. In addition, for 15 years the Company will receive a royalty if annual sales of Norplex-Registered Trademark- and certain other products exceed specified amounts.

The Company anticipates that the closing of the transaction will occur in April 1997, subject to the assumption of certain of NKC's leases by the purchaser.
The Company is involved in discussions with lessors and the purchaser regarding release of liability relating to the mining equipment leases of NKC, payment of which is guaranteed by the Company. The amounts due under capital leases have been included in current liabilities because the lessors have not released the Company from liability. Operating leases to be assumed by the purchaser relating to mining equipment would require the following minimum lease payments; 1997 - $2.7 million, 1998 - $2.7 million and 1999 - $1.4 million. The Company anticipates that these leases will be assumed by the purchaser and has made the satisfactory assumption of the leases a condition of closing.

                                                 Year Ended December 31
                                       ---------------------------------------
                                          1996           1995           1994
                                       ---------      ---------      ---------
                                                      (In thousands)
Operating loss from discontinued
     kaolin segment                    $   5,762      $   4,610      $   3,295
Loss on disposal of kaolin segment        18,912
Estimated operating losses to
     disposal date                         2,500
                                       ---------      ---------      ---------

Loss from discontinued operations      $  27,174      $   4,610      $   3,295
                                       ---------      ---------      ---------
                                       ---------      ---------      ---------

Sales from the discontinued operations of $33,635,000, $36,755,000 and $41,232,000 and the respective cost of sales, selling, general and administrative costs and interest expense for the years ended December 31, 1996, 1995 and 1994, respectively, have been reclassified from continuing operations in the statement of operations and are included in the loss from discontinued operations.

The assets (liabilities) of discontinued operations are summarized as follows:

                                                          December 31
                                                  ------------------------
                                                     1996           1995
                                                  ---------      ---------
                                                        (In thousands)
Current Assets                                    $   9,071      $   8,700
Plant & equipment and deferred charges
    (at net realizable value in 1996)                20,237         39,771
Other  current liabilities                          (10,902)       (10,969)
Accrued transaction costs                            (1,611)
Estimated operating losses to disposal date          (2,500)
Long term liabilities                                (1,956)        (2,356)
                                                  ---------      ---------

Net Assets of Discontinued Operations             $  12,339      $  35,146
                                                  ---------      ---------
                                                  ---------      ---------

Included in accrued transaction costs is $800,000 relating to severance and $811,000 relating to estimated legal and other termination costs. The NKC non-contributory defined benefit plan covering bargaining hourly employees is being assumed by the purchaser.

K.     LITIGATION

STOCKHOLDER

During 1993, the plaintiffs and defendants agreed to the settlement of a class action complaint, filed initially in 1990, against the Company and certain of its officers and directors. The final settlement was approved by the United States District Court in December 1994 and the case was dismissed. The Company settled the litigation through issuance of 690,159 shares of its common stock at a value of $4,250,000 and payment of $500,000 in cash, plus the payment of notice and administration costs of $76,000. The amount of the settlement was recorded in the financial statements at December 31, 1993. The number of shares issued as part of the settlement was determined and included in shares outstanding in the fourth quarter of 1994 and distribution of the shares occurred in January 1995.

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


L.     COMMITMENTS

The Company has agreements with certain employees of the Company or its affiliates which contain change in control provisions which would entitle two employees to receive three times their salary in the event of a change in control of the Company (as defined) and four other employees to receive up to two times their salary in the event of a change in control and a change in certain conditions of their employment. The maximum contingent liability under these agreements is approximately $3,126,000 at December 31, 1996.


M.     LEASES

Minimum annual lease payments due through 1999 are $95,000. Total rent expense for leases during the years ended December 31, 1996, 1995 and 1994 was $216,000, $223,000 and $484,000, respectively.

N.     STOCKHOLDERS' EQUITY

STOCK OPTIONS

Under the Company's various stock option plans, options have been granted at market price at date of grant (incentive stock options) and at less than market price at date of grant (non-qualified stock options). Options are generally exercisable beginning one year from date of grant and expire ten years from date of grant. At December 31, 1996, 239,852 shares are available for future option grants.

The Company also has granted options to a consultant to purchase 150,000 shares of common stock at a purchase price of $5.63 per share and 50,000 shares of common stock at a purchase price of $7.00 per share, both of which expire on July 1, 1997.

A summary of the option activity is as follows:
                                                                Weighted Average
                                                    Shares       Exercise Price
                                                  ----------    ----------------
Outstanding at December 31, 1993                  1,581,139        $  6.70

    Granted                                         149,000           5.13
    Exercised                                        (8,275)          4.49
    Terminated                                      (85,485)          4.75
                                                 ----------
Outstanding at December 31, 1994                  1,636,379           6.56

    Granted                                         169,850           5.13
    Terminated                                     (183,753)          8.48
    Expired                                         (64,575)          5.12
                                                 ----------

Outstanding at December 31, 1995                  1,557,901           6.41

    Granted                                         205,980           2.99
    Terminated                                      (72,120)          6.50
    Expired                                         (32,400)          6.17
                                                 ----------

Outstanding at December 31, 1996                  1,659,361           5.99
                                                 ----------
                                                 ----------


                                        1996                          1995                          1994
                             -------------------------     -------------------------     -------------------------
                                             Weighted                      Weighted                      Weighted
                                              Average                       Average                       Average
                                             Exercise                      Exercise                      Exercise
Options                        Shares          Price         Shares          Price           Shares        Price
-------                      ----------      ---------     ----------      ---------     ----------      ---------
Options Exercisable
    at Year-End               1,463,481       $ 6.38        1,436,766       $ 6.53        1,496,679       $ 6.70
Weighted average
    fair value of
    options granted
    during year                               $ 1.46                        $ 2.71


The assumptions used in determining the fair value of options granted during 1996 and 1995 are as follows:

              Expected Volatility           67%
              Expected Life of Grant        Five Years
              Risk-Free Interest Rate       5.03%
              Expected Dividend Rate        None

The following table summarizes information about stock option plans and non-plan options at December 31, 1996:


                                                 Options Outstanding
                                                  -------------------
                                                    Weighted Average   Options
  Range of Exercise Prices per share   Outstanding    Contract Life  Exercisable
------------------------------------   -----------    -------------  -----------
             $ 2.25                      158,380           9.10         7,500
               4.63                       15,000           9.88             0
               4.88                       33,750            .83        33,750
               5.00                      118,735           8.13       118,735
               5.13                      223,220           6.16       223,220
               5.50                       64,280           5.63        64,280
               5.61                       35,550            .08        35,550
               5.63                      150,000            .50       150,000
               6.13                       30,000           9.42             0
               6.50                       15,000           4.83        15,000
               6.63                       54,850            .92        54,850
               6.67                      119,250           1.04       119,250
               6.75                       90,825           6.21        90,825
               7.00                      111,650           2.41       111,650
               7.38                      185,200            .83       185,200
               7.75                      123,010           4.40       123,010
               8.00                       90,000           2.08        90,000
               8.25                       40,661           1.92        40,661
                                       ---------                    ---------
               $2.25 - 8.25            1,659,361           4.05     1,463,481
                                       ---------                    ---------
                                       ---------                    ---------


A total of 1,899,213 shares are reserved for exercise of the above described stock options.

The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation cost for the Company's option grants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and net loss per common and common equivalent share would have been adjusted to the pro forma amounts indicated below:

                                                    Year Ended December 31,
                                                  -------------------------
                                                     1996           1995
                                                  ---------      ---------
    Net Loss:
         As reported                              $ (29,559)      $ (8,259)
         Pro Forma                                $ (29,675)      $ (8,686)
    Net Loss per Common and
    Common Equivalent Share:
         As reported                              $   (1.56)      $   (.52)
         Pro Forma                                $   (1.56)      $   (.55)



OTHER

In April and October 1996, the Company sold 3,160,000 and 2,000,000 shares of common stock for $7.9 million ($2.50 per share) and $10 million ($5 per share) to a private investor. In April 1996, the Company entered into a $2.1 million convertible loan agreement with the same investor which in June 1996 was converted into 840,000 shares of common stock. As of December 31, 1996, this investor owned approximately 27.5% of the Company's outstanding shares of common stock.

Retained earnings are not available for dividends because retained earnings of the Company are comprised of the cumulative amount of undistributed earnings of foreign subsidiaries, the distribution of which is limited under the terms of the financing lines of credit.

O.  INCOME TAX

Income tax expense (benefit) includes the following:

                                                 Year Ended December 31
                                       ---------------------------------------
                                          1996           1995           1994
                                       ---------      ---------      ---------
Domestic:                                             (In thousands)
    Currently payable                                                $     (47)
    Reduction for use of net
       operating loss carryforwards
    Current deferred                   $  (7,262)     $    (306)           283
    Long-term deferred                    (3,146)        (1,634)        (2,009)
    Change in valuation allowance         10,408          1,940          1,726
                                       ---------      ---------      ---------
         Total domestic                $       0      $       0            (47)
                                       ---------      ---------
                                       ---------      ---------
SRL:
    Currently payable                                                    1,060
    Current deferred                                                      (691)
    Long-term deferred                                                     228
    Change in valuation allowance                                       14,095
                                                                     ---------
        Total SRL                                                       14,692
                                                                     ---------

        Income tax expense                                           $  14,645
                                                                     ---------
                                                                     ---------

As a result of the suspension of mining operations as described in Note A, the Company has determined that a valuation allowance is required for SRL's deferred tax assets. Accordingly, income tax expense for the year ended December 31, 1994 includes a charge of $14,095,000 to increase the valuation allowance pertaining to SRL deferred tax assets.

The principal current and long-term deferred tax assets and (liabilities) are as follows:

                                                     1996           1995
                                                   --------       --------
                                                        (in thousands)
Current domestic deferred tax assets:
-------------------------------------
Kaolin:
    Other                                          $     24       $     57
    Accrued expenses                                    264            249
    Loss on disposal                                  7,280
    Valuation allowance                              (7,568)          (306)
                                                   --------       --------
    Total asset                                    $      0       $      0
                                                   --------       --------
                                                   --------       --------

Long-term domestic deferred tax assets and liabilities:
-------------------------------------------------------
ASSETS:
Nord:
    Affiliate losses - Nord Pacific                $  1,641       $  1,716
    Deferred compensation                             2,100          1,877
    Impairment of investments and assets                814          1,105
    NOL carryforwards                                12,993          9,476
    Tax credit carryforwards                          2,840          3,497
    Unearned revenue                                    510
    Other                                               247            243
                                                   --------       --------
  Total Nord                                         21,145         17,914
                                                   --------       --------

LIABILITIES:
Kaolin:
    Mine development and exploration                   (861)          (823)
    Depreciation                                     (7,923)        (8,546)
    Other                                              (526)          (244)
                                                   --------       --------
  Total Kaolin                                       (9,310)        (9,613)

Nord:
  Total Nord                                             (5)           383
                                                   --------       --------
Total liabilities                                    (9,315)        (9,230)
                                                   --------       --------
Net domestic asset (liability)                       11,830          8,684
Valuation allowance                                 (11,830)        (8,684)
                                                   --------       --------
Total domestic                                     $      0       $      0
                                                   --------       --------
                                                   --------       --------

The domestic valuation allowance for deferred tax assets represents a 100% valuation allowance. Based upon the earnings history of the Company's domestic operations, it is more likely than not that the Company will be unable to generate enough income to take advantage of the net operating loss carryforwards and related tax credits.

Domestic income taxes have not been provided on undistributed earnings of SRL aggregating $28,400,000 at December 31, 1996 which the Company intends to reinvest in SRL. The unrecognized domestic deferred tax liability for the temporary differences related to the Company's investment in SRL was $6,400,000 at December 31, 1996.

Income taxes differ from the amount computed by applying the U.S. statutory federal income tax rate as follows:


                                                              Year Ended December 31
                                                      ---------------------------------------
                                                         1996           1995           1994
                                                      ---------      ---------      ---------
                                                                   (In thousands)

Tax (benefit) at statutory rate                       $ (10,050)     $  (2,808)     $    (328)
Increase (decrease) in taxes
    resulting from:
    Change in valuation allowance                        10,408          1,940         15,821
    Rate difference on foreign earnings                                                    85
    Percentage depletion                                   (226)          (272)          (272)
    Non (taxable) deductible foreign (income)
       expense                                                           1,020           (634)
    Other                                                  (132)           120            (27)
                                                      ---------      ---------      ---------

Income tax expense                                    $       0      $       0      $  14,645
                                                      ---------      ---------      ---------
                                                      ---------      ---------      ---------


FEDERAL

At December 31, 1996, the Company had a net operating loss carryforward for domestic income tax purposes totaling $38,216,000 available to be carried forward to future periods. This carryforward expires from 2006 to 2011. The Company also had general business credit carryforwards of $571,000, which expire from 1997 to 2011, and foreign tax credits of $1,229,000, which expire in 1997, available to reduce the Company's future tax liability.

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

P.  CASH FLOW STATEMENTS


                                                                              Year Ended December 31
                                                                     ---------------------------------------
Increase (Decrease) in cash and cash equivalents                        1996           1995           1994
                                                                     ---------      ---------      ---------
RUTILE SEGMENT (none in 1996 or 1995)
-------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                                                        $ (11,855)
 Adjustments to reconcile net (loss) to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                                                          6,212
     Deferred income taxes                                                                            13,632
     Imputed interest expense                                                                             28
     Cumulative effect of change in accounting principle
     Change in assets and liabilities:
       Accounts receivable                                                                            (2,088)
       Inventories                                                                                     1,142
       Prepaid expenses                                                                                 (646)
       Accounts payable                                                                                3,234
       Accrued expenses                                                                                1,110
       Long-term liabilities                                                                           1,271
                                                                                                   ---------
 Net cash provided by rutile operating activities                                                  $  12,040
                                                                                                   ---------
                                                                                                   ---------

DOMESTIC
--------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                          $ (29,559)     $  (8,259)     $  (3,756)
 Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Equity in net (earnings) loss of affiliates                          (356)          (526)        (1,613)
     Depreciation, depletion and amortization                               33             93            119
     Gain on sale of 50% of rutile segment                                                            (1,527)
     Unearned revenue                                                    1,500
     Provision for impairment of investments                               280          3,175
     Loss from discontinued operations                                  27,174          4,610          3,295
     Change in assets and liabilities, excluding effects
      of dispositions and discontinued operations:
       Accounts receivable                                                 (73)           477             84
       Prepaid expenses                                                     64            210           (256)
       Accounts payable                                                   (144)           160            (53)
       Accrued expenses                                                     61           (246)          (498)
       Retirement benefits                                                 857            936            837
 Net cash (used in) discontinued operations                             (4,785)        (2,244)        (1,312)
                                                                     ---------      ---------      ---------

 Net cash (used in) domestic operating activities                    $  (4,948)     $  (1,614)     $  (4,680)
                                                                     ---------      ---------      ---------
                                                                     ---------      ---------      ---------


    Q.   MAJOR CUSTOMERS

The Company's decision to dispose of its domestic kaolin operation has resulted in the Company's only business segment being the rutile segment, which was not operating in 1996 and 1995 as described in Note C. Sales in 1994 include rutile sales to three customers of $9,920,000, $8,120,000 and $6,994,000.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by the above Items 10-13 is incorporated by reference from the Company's Proxy Statement to be dated April 25, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  1.   Financial Statements:  The financial statements of Nord Resources
               Corporation are included in Part II, Item 8 of this Form 10-K

                                                                           PAGE
                                                                           ----
          2.   Financial Statement Schedules:

               Independent Auditors' Report                                 60

               Schedule II - Valuation and qualifying accounts              61

               Nord Pacific Limited:

                    Independent Auditors' Report                            62
                    Consolidated Balance Sheets                             63
                    Consolidated Statements of Operations                   65
                    Consolidated Statements of Shareholders' Equity         66
                    Consolidated Statements of Cash Flows                   67
                    Notes to Consolidated Financial Statements              68

     (b)       Reports on Form 8-K:

               The Company filed a report on Form 8-K dated October 16, 1996 reporting entering into an agreement to sell stock to a private investor.

     (c)       Exhibits:  See INDEX TO EXHIBITS

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Nord Resources Corporation
Dayton, Ohio

We have audited the consolidated financial statements of Nord Resources Corporation and Subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996; and have issued our report thereon dated April 9, 1997, which report disclaims an opinion on the consolidated financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 because of uncertainties relating to the ability of the Company to continue as a going concern and the inability of other auditors to express an opinion on the financial statements of the Rutile Segment; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Nord Resources Corporation and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion based on our audits. As explained in the fourth paragraph of our report, we are unable to express, and we do not express, an opinion on the Company's consolidated financial statements for 1996, 1995 and 1994. Accordingly, we are unable to express, and we do not express, an opinion on the consolidated financial statement schedules as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996.



Deloitte & Touche LLP

Dayton, Ohio
April 9, 1997

NORD RESOURCES CORPORATION AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS  (IN THOUSANDS)


             Column A                                        Column B             Column C      Column D            Column E
------------------------------------------                 -----------           ---------      ---------         -----------
                                                            Balance at           Additions
                                                            Beginning            Charged to                         Balance
                                                                of               Costs and                          at End
Description                                                   Period             Expenses       Deductions         of Period
------------------------------------------                 -----------           ----------     ----------        -----------
YEAR ENDED DECEMBER 31, 1996

  Estimated loss on disposal, including
  provision for estimated operating losses
  to disposal date                                           $                   $  21,412      $                  $   21,412
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------

  Investment valuation allowance - Manatee Gateway           $   2,394           $               $                 $    2,394
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------

  Provision for impairment - Ilmenite equipment              $     855           $     280    $  1,135(1)          $
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------

  Income tax valuation allowance                             $   8,890           $  10,408       $                 $   19,398
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------


YEAR ENDED DECEMBER 31, 1995

  Allowance for doubtful accounts                            $     145           $              $     145          $
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------

  Investment valuation allowance - Manatee Gateway           $   2,219           $     175      $                  $    2,394
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------

  Provision for impairment - Ilmenite equipment              $     855           $              $                  $      855
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------

  Income tax valuation allowance                             $   7,050           $  1,940       $                  $    8,990
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------


YEAR ENDED DECEMBER 31, 1994

  Allowance for doubtful accounts                             $     75           $      70      $                  $      145
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------


  Investment valuation allowance - Manatee Gateway            $  2,219           $              $                  $    2,219
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------

  Provision for impairment - Ilmenite equipment               $    855           $              $                  $      855
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------

  Income tax valuation allowance                              $  6,003           $  15,821   $  14,774(2)          $    7,050
                                                              --------           ---------      ---------          ----------
                                                              --------           ---------      ---------          ----------

(1)  Equipment written off against the provision for impairment.
(2) Represents the portion of the valuation allowance relating to SRL which was reclassified to Investment in SRL upon the adoption of the cost basis of accounting for SRL at December 31, 1994. (See Notes A and C)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Nord Pacific Limited
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Nord Pacific Limited and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 (all expressed in U.S. dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nord Pacific Limited and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE
Chartered Accountants
Hamilton, Bermuda
March 14, 1997

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
(IN THOUSANDS OF U.S. DOLLARS)


ASSETS (Note E)                                                  1996           1995
--------------------------------------------------          ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                                 $      439     $    3,656
  Accounts receivable (no allowance for
    doubtful accounts is considered necessary):
      Trade                                                      1,868          1,172
      Affiliates                                                    21             40
      Other                                                         43             49
                                                            ----------     ----------
                                                                 1,932          1,261
  Inventories:
      Copper                                                       131             88
      Supplies                                                     195            183
                                                            ----------     ----------
                                                                   326            271

  Forward currency exchange contracts (Note F)                      76          1,022
  Premium on copper contracts (Note F)                           1,193            348
  Prepaid expenses                                                  96            172
                                                            ----------     ----------

TOTAL CURRENT ASSETS                                             4,062          6,730

RESTRICTED CASH (Note E)                                                        1,080

FORWARD CURRENCY EXCHANGE CONTRACTS (Note F)                        18

PREMIUM ON COPPER CONTRACTS (Note F)                               311            960

DEFERRED COSTS ASSOCIATED WITH
  ORE UNDER LEACH, net of accumulated amortization
    of $8,569 in 1996 and $5,867 in 1995 (Note B)                7,897          5,606

PROPERTY, PLANT, AND EQUIPMENT at cost
  less accumulated depreciation (Note C)                         5,411          5,919

DEFERRED EXPLORATION AND DEVELOPMENT COSTS:
  Girilambone, net of accumulated amortization
    of $1,199 in 1996 and $799 in 1995 (Note B)                  4,471          1,356
  Exploration prospects (Note D)                                17,307         12,956

OTHER                                                              264             59
                                                            ----------     ----------
                                                            $   39,741     $   34,666
                                                            ----------     ----------
                                                            ----------     ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNT)


LIABILITIES AND SHAREHOLDERS' EQUITY                             1996           1995
--------------------------------------------------          ----------     ----------
CURRENT LIABILITIES:
   Accounts payable:
      Trade                                                 $    1,595     $    1,613
      Affiliates                                                   276             32
                                                            ----------     ----------
                                                                 1,871          1,645

   Note payable - Nord Resources Corporation (Note G)              947
   Accrued expenses                                              1,067            822
   Deferred gain on copper contracts (Note F)                    1,565
   Payable on copper contracts (Note F)                                           393
   Current maturities of long-term debt (Note E)                 1,700          3,930
                                                            ----------     ----------

TOTAL CURRENT LIABILITIES                                        7,150          6,790

LONG-TERM LIABILITIES:
   Long-term debt (Note E)                                       3,334          1,500
   Payable on copper contracts (Note F)                            311            883
   Deferred income tax liability (Note K)                        3,740          1,120
   Obligation under purchase agreement (Note D)                    795            744
   Retirement benefits (Note L)                                    202            169
                                                            ----------     ----------

TOTAL LONG-TERM LIABILITIES                                      8,382          4,416

CONTINGENT LIABILITIES (Note M)

SHAREHOLDERS' EQUITY (Notes G, I and N):
   Common stock, par value $.05 per share,
      authorized - 20,000,000 shares, issued
      and outstanding: 1996 - 9,515,654 and
      1995 - 9,492,254                                             476            475
   Additional paid-in capital                                   31,467         31,336
   Accumulated deficit                                          (8,532)        (9,149)
   Foreign currency translation adjustment                         798            798
                                                            ----------     ----------

                                                                24,209         23,460
                                                            ----------     ----------

                                                            $   39,741     $   34,666
                                                            ----------     ----------
                                                            ----------     ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 1996           1995           1994
                                                            ----------     ----------     ----------
SALES (Note I)                                              $   16,178     $   14,074     $   11,293

COSTS AND EXPENSES:
   Cost of sales (Note B)                                        8,969          7,664          7,289
   Abandoned and impaired projects                                 191            352             35
   General and administrative:
      Nord Resources Corporation (Note G)                          415            361            318
      Other                                                      3,200          2,661          2,417
                                                            ----------     ----------     ----------

         Total general and administrative                        3,615          3,022          2,735
                                                            ----------     ----------     ----------

      Total costs and expenses                                  12,775         11,038         10,059
                                                            ----------     ----------     ----------

OPERATING EARNINGS                                               3,403          3,036          1,234

OTHER INCOME (EXPENSE):
   Interest and other income                                       161            448            697
   Interest and debt issuance costs                               (406)          (604)          (992)
   Forward currency exchange contracts
      gain (loss) (Note F)                                         497           (279)         2,535
   Foreign currency transaction gain (loss)                       (114)          (378)           515
   Copper contracts (loss) (Note F)                               (304)
                                                            ----------     ----------     ----------

TOTAL OTHER INCOME (EXPENSE)                                      (166)          (813)         2,755
                                                            ----------     ----------     ----------

EARNINGS BEFORE INCOME TAXES                                     3,237          2,223          3,989

PROVISION FOR INCOME TAXES (Note K)                              2,620          1,120
                                                            ----------     ----------     ----------

NET EARNINGS                                                $      617     $    1,103     $    3,989
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
NET EARNINGS PER COMMON
   AND COMMON EQUIVALENT SHARE                              $      .06     $      .12     $      .43
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES (In thousands) (Notes A and N)                        10,053          9,559         10,800
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995  AND 1994
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARES)

                                                   Common Stock            Additional
                                             -------------------------       Paid-in      Accumulated
                                               Shares         Amount         Capital        Deficit
                                              (Note N)
                                             --------------------------------------------------------
BALANCE - December 31, 1993                   5,585,075     $      279     $   16,137     $  (13,773)

   Net earnings                                                                                3,989
   Compensation relating to
      restricted shares                                                            16
   Issuance of common stock                   3,200,000            160         12,304
   Stock option activity                          6,522                             3
   Conversion of long-term debt
      to common stock (Note G)                  697,744             35          2,865
                                             ----------     ----------     ----------     ----------

BALANCE - December 31, 1994                   9,489,341            474         31,325         (9,784)

   Net earnings                                                                                1,103
   Common stock issued relating to
      stock bonus plan                            2,913              1             11
   Dividend paid ($.05 per share)                                                               (468)
                                             ----------     ----------     ----------     ----------


BALANCE - December 31, 1995                   9,492,254            475         31,336         (9,149)


   Net earnings                                                                                  617
   Compensation relating to options
      issued to non-employees                                                      45
   Exercise of stock options                     23,400              1             86
                                             ----------     ----------     ----------     ----------

BALANCE - December 31, 1996                   9,515,654     $      476     $   31,467     $   (8,532)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS OF U.S. DOLLARS)


INCREASE (DECREASE) IN CASH                                                      1996           1995           1994
                                                                           ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                            $      617     $    1,103     $    3,989
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation                                                           1,278          1,258            995
         Amortization                                                           3,259          2,736          3,043
         Compensation relating to non-qualified options,
            bonus shares and restricted stock                                      45             12             16
         Unrealized (gain) loss on forward currency exchange
            contracts                                                             988            977         (2,017)
         Foreign currency transaction loss (gain)                                 114            378           (515)
         Abandoned and impaired projects                                          191            352             35
         Deferred costs associated with ore under leach                        (4,992)        (3,558)        (3,627)
         Deferred income taxes                                                  2,620          1,120
         Derivative financial instruments                                         304
         Change in assets and liabilities:
            Accounts receivable                                                  (764)           (36)          (226)
            Inventories                                                           (45)           (47)           171
            Prepaid expenses                                                       80           (139)            11
            Accounts payable                                                      158            709           (378)
            Accrued expenses and other liabilities                                339            525           (613)
                                                                           ----------     ----------     ----------

   Net cash provided by operating activities                                    4,192          5,390            884

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (771)        (1,569)          (727)
   Payment of obligation under purchase agreement                                               (648)
   Deferred exploration costs                                                  (8,154)        (4,099)        (1,611)
                                                                           ----------     ----------     ----------

            Net cash (used in) investing activities                            (8,925)        (6,316)        (2,338)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments of long-term debt                                                  (1,185)        (4,703)        (5,771)
   Additions to long-term debt                                                    789          3,000            140
   Net borrowings - Nord Resources Corporation                                    947                            55
   Stock option activity                                                           87                             3
   Restricted cash                                                              1,080            (56)           115
   Issuance of common stock                                                                                  14,266
   Costs associated with issuance of common stock                                (265)                       (1,105)
   Dividends paid                                                                               (468)
                                                                           ----------     ----------     ----------

            Net cash provided by (used in) financing activities                 1,453         (2,227)         7,703

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                63           (340)           596
                                                                           ----------     ----------     ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (3,217)        (3,493)         6,845

CASH AND CASH EQUIVALENTS - beginning of year                                   3,656          7,149            304
                                                                           ----------     ----------     ----------

CASH AND CASH EQUIVALENTS - end of year                                    $      439     $    3,656     $    7,149
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------

CASH PAID FOR INTEREST                                                     $      384     $      449     $      950
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------
NON-CASH TRANSACTIONS:
   Purchase of derivative financial instruments (Note F)                   $      311     $    1,308
                                                                           ----------     ----------
                                                                           ----------     ----------
   Conversion of long-term debt due to Nord Resources
      Corporation into common stock (Note G)                                                             $    2,900
                                                                                                         ----------
                                                                                                         ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(IN U.S. DOLLARS)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY DESCRIPTION

Nord Pacific Limited (the "Company") operates in a single industry segment which includes the exploration for and development and production of precious and base metals and strategic mineral properties primarily in Australia and Papua New Guinea. Exploration activity carried on in North America, including Canada and Mexico, is primarily for gold.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 40% interest in the Girilambone copper property in Australia and its 50% interest in the Girilambone North Project (collectively "Girilambone"). Financial statement amounts relating to Girilambone represent the Company's proportionate interest in the assets, liabilities and operations of Girilambone. All significant intercompany transactions are eliminated.

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

CASH AND CASH EQUIVALENTS

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market.

DEFERRED COSTS ASSOCIATED WITH ORE UNDER LEACH

Costs at Girilambone incurred with respect to ore under leach are deferred and amortized using the units of production method over the estimated reserves. Copper is projected to be recovered during the next 6 year period, based on the present proven reserves and copper within the leach pads. The Company continually evaluates and refines estimates used to determine the amortization and carrying amount of deferred costs associated with ore under leach based upon actual copper recoveries and operating plans.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for operations conducted in Australia is the U.S. dollar. Adjustments to U.S. dollar balances as a result of changes in the exchange rate between U.S. dollars and Australian dollars are recognized currently in the statement of operations as foreign currency transaction gains and losses. Prior to March 31, 1993, the Australian dollar was the functional currency for the Company's operations conducted in Australia, and the resulting translation adjustments were accumulated as a separate component of shareholders' equity through March 31, 1993.

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

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Net earnings per common and common equivalent share for the years ended December 31, 1996 and 1995 is calculated using the treasury stock method. Net earnings per common and common equivalent share is computed on a modified treasury stock method during 1994 as options outstanding exceeded 20% of the Company's shares outstanding at December 31, 1994. Under this method of computation, all options outstanding are presumed exercised, and proceeds are deemed to be applied to reduce borrowing with any excess proceeds applied to the purchase of U.S. government securities. Net earnings and average common and common equivalent shares are adjusted to include the effect of the above calculation in determining the Company's net earnings per common and common equivalent share.

In February 1997, the Financial Accounting Standard Board issued Statement ("SFAS") No. 128, "Earnings Per Share." The Company has not adopted SFAS No. 128 in its December 31, 1996 financial statements and has not yet determined what affect its adoption will have on subsequently filed financial statements.

RESTATEMENT OF SHARE AND PER SHARE AMOUNTS

Pursuant to the 1 for 5 reverse stock split of the Company's common stock, effective March 10, 1997, all share and per share amounts have been restated to reflect the reverse stock split.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements to conform to the classifications used in 1996. These reclassifications had no effect on net earnings or shareholders' equity as previously reported.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires review for impairment of long-lived assets whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 has had no effect on the Company's financial statements for the year ended December 31, 1996.
 .
ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."


B.   GIRILAMBONE

The Company is a 40% joint venturer in the Girilambone Copper Property and a 50% joint venturer in the Girilambone North Copper Property ("Girilambone") in Australia. In 1996 mining commenced in the Girilambone North Project area and the ore from this property is being processed through the existing Girilambone plant. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. During 1996 and 1995 the estimated reserves were increased based on improved ore grades. The effect of this change was to increase net earnings at Girilambone by $120,000 ($.01 per share) and $188,000 ($.02 per share) in 1996 and 1995, respectively. Following is summarized balance sheet data of
Girilambone:

                                                                                               Amounts Included
                                                                 Total Girilambone              In Accompanying
                                                                  Joint Ventures             Financial Statements
                                                            -------------------------     -------------------------
Balance Sheet Data                                                 December 31,                  December 31,
(In thousands)                                                  1996           1995           1996           1995
------------------                                              ----           ----           ----           ----
Current assets                                              $    2,260     $      817     $      913     $      327
Deferred costs associated with ore under
  leach, net                                                    18,648         14,015          7,897          5,606
Property, plant and equipment, net                              12,494         13,651          5,019          5,460
Deferred exploration and development
  costs, net                                                    13,688          7,386          4,471          1,356
                                                            ----------     ----------     ----------     ----------

Total assets                                                    47,090         35,869         18,300         12,749

Current liabilities                                              3,412          2,437          1,436            975
                                                            ----------     ----------     ----------     ----------

Partners' equity                                            $   43,678     $   33,432     $   16,864     $   11,774
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
Company's share of equity                                   $   18,535     $   13,373

Less:  Eliminations                                             (1,671)        (1,599)
                                                            ----------     ----------

Net assets recorded by Company                              $   16,864     $   11,774
                                                            ----------     ----------
                                                            ----------     ----------


Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense data related to the operation of the mine is as follows:

                                                        Year Ended December 31,

                                                  1996           1995           1994
                                                  ----           ----           ----
                                                             (In thousands)
Cost of Copper Sales:
  Total Girilambone Venture                  $   21,993     $   19,161     $   18,223
  Included in Financial Statements                8,969          7,664          7,289

General and Administrative:
  Total Girilambone Venture                  $      569     $      270     $      235
  Included in Financial Statements                  257            108             94

C.   PROPERTY, PLANT & EQUIPMENT

                                                            December 31,
                                                        1996           1995
                                                        ----           ----
                                                           (In thousands)

Land                                                $    292       $    285
Plant, mining and milling equipment                    8,914          8,216
Furniture and fixtures                                   655            638
                                                    --------       --------
                                                       9,861          9,139
Less accumulated depreciation                          4,450          3,220
                                                    --------       --------

                                                    $  5,411       $  5,919
                                                    --------       --------
                                                    --------       --------


D.   DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Exploration prospects include the following:

                                                            December 31,
                                                        1996           1995
                                                        ----           ----
                                                           (In thousands)

Ramu                                                $  1,712       $  1,511
Tabar Islands                                         13,167          8,666
Girilambone Exploration Area                           2,207          2,635
Other                                                    221            144
                                                    --------       --------

                                                    $ 17,307       $ 12,956
                                                    --------       --------
                                                    --------       --------

RAMU

The Company entered into an agreement with its Ramu joint venturer to dilute its interest in the project. In return, the joint venturer was required to fund the next 5,000,000 Kina (Papua New Guinea currency) of expenditures on the project. As of December 31, 1996, the joint venturer has met and exceeded the required expenditure level. The Company had elected not to contribute its share of expenditures during the first three quarters of 1996, and its interest was reduced to 35% at September 30, 1996. However, the Company is now funding its share of expenditures on Ramu and intends to maintain its 35% interest. The Company currently does not have sufficient resources to fund its share of future commercial development costs, and would need to obtain additional funding for such costs.

The Papua New Guinea government has a right to acquire an interest of up to 30% in Ramu, at a price pro-rata to the accumulated exploration expenditure, at any time prior to the commencement of mining. If it exercises this right, the government is required to contribute to further exploration and development expenditures in proportion to its equity in the project.

Another party may elect within 180 days of receiving details of any proposed commercial development of Ramu to participate in such development up to 10%. The interest is to be acquired from the Company and the joint venturer in proportion to their interests.

TABAR ISLANDS

In 1993 the Company increased its interest in the Tabar Islands project from 29% to 100%. The remaining purchase price at December 31, 1996, of $795,000 (A$1,000,000) is payable in December 1998. On December 3, 1996, the Company was granted a mining lease to develop and operate a gold mine on Simberi Island. While the government of Papua New Guinea will have no participating interest, once production has commenced, a royalty of 2% of sales will be payable to the government.

The former joint venture owners have an option to reacquire 50% of the project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually. Exercise of the option would require payment to the Company of 250% of its cumulative expenditures for mine development from July 1994 to the date the option is exercised. Expenditures from July 1994 through December 31, 1996, totaled approximately $7,300,000. Current reserves indicate that production would be less than 150,000 ounces of gold annually.

GIRILAMBONE EXPLORATION AREA

The Company has a 50% interest in an exploration joint venture related to areas adjacent to its Girilambone copper mine. Under the venture the Company is required to fund its 50% share of exploration costs. Exploration efforts are continuing in the Girilambone exploration area to identify additional mineable reserves.

As the Company is still in the exploration and prefeasibility phase of all projects except Girilambone and the Girilambone North Project, additional efforts on all exploration properties will be required in order to determine the extent to which resources will be commercially viable and whether the deferred exploration and development costs ultimately will be realized.


E.   INDEBTEDNESS

                                                            December 31,
                                                        1996           1995
                                                        ----           ----
                                                          (In thousands)

Girilambone financing agreement                     $  4,245       $  5,430
Loan payable                                             789
                                                    --------       --------
                                                       5,034          5,430
Less current maturities                               (1,700)        (3,930)
                                                    --------       --------

                                                    $  3,334       $  1,500
                                                    --------       --------
                                                    --------       --------

                          Maturities of long-term debt are as follows:
                                       (In thousands)

                              1997                         $1,700
                              1998                          1,700
                              1999                          1,634

GIRILAMBONE FINANCING AGREEMENT

In February 1997, the Company finalized the restructuring of its financing agreement with the Girilambone lender. The restructuring provides additional financing of $980,000, increasing the amount of financing available to $5,225,000, bearing interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2%. Principal payments are to be made quarterly beginning in March 1997 at the greater of $425,000 or 70% of available cash flow. The amount available of $980,000 was borrowed in February 1997 and the funds were used to repay the loan payable described below. The restructured agreement also contains certain debt coverage ratio requirements.

During the period the loan is outstanding, the Company is required to maintain a reserve account with the lender sufficient to meet the next quarterly principal repayment. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company. During 1996 the lender authorized the Company to utilize the funds from this reserve account for working capital needs and exploration activity and the Company has deposited $800,000 into this account as of February 28, 1997.

LOAN PAYABLE

At December 31, 1996, the Company had outstanding $789,000 under a loan facility provided by an Australian lender. This amount was repaid on February 28, 1997 with funds from the restructured Girilambone Financing Agreement. Accordingly, this loan is classified as long-term debt in the balance sheet.


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

COPPER AGREEMENTS

To mitigate the effect of price changes on substantially all of its expected copper sales through March 31, 1998, the Company has entered into both swap and call option agreements for 1996 and 1997 and put options for the first quarter of 1998.

The Company entered into both swap and call option agreements with a single counterparty on a total of 13.2 million pounds of copper which settle ratably each month during 1997. The swap agreements lock in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call price. The copper swap agreements are designated as hedges up to the level of anticipated copper sales, with gains and losses deferred and reflected as a component of sales when each contract settles. The swap agreements with contract amounts in excess of the anticipated copper sales and the call options do not qualify as hedges and are recorded at market.

Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company will receive $1.02 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.11 per pound.

In November 1996, the Company purchased put options at a cost of $.08 per pound of copper for 4.0 million pounds of copper maturing ratably each month from January 1998 through March 1998. This hedging program guarantees that the Company will receive a minimum of $.90 per pound of copper, and will benefit from any copper price above $.90 per pound.

Sales for the years ended December 31, 1996, 1995 and 1994, include $1,058,000 of gains and $1,080,000 and 27,000 of losses, respectively, that were realized in settlement of copper hedging contracts. The following table summarizes the market value of the copper contracts determined based upon price quotes received from the counterparty to the agreements.

                               Number of Contracts           Strike Price               Fair Value
                               or Notional Amount              Per Tonne             Asset (Liability)
                              ---------------------          ------------            -----------------
At December 31, 1996:
   Purchased call options     12 at 500 tonnes each          $   2,450                 $     142,000
   Swap agreements            12 at 500 tonnes each              2,250                     1,052,000
   Purchased put options       3 at 600 tonnes each              1,984                       273,000

At December 31, 1995:
   Purchased call options     21 at 500 tonnes each          $   2,635 - 2,450         $   1,142,000
   Swap agreements            21 at 500 tonnes each              2,435 - 2,250            (1,218,000)
   Purchased put options       3 at 500 tonnes each              2,350                         2,000
   Written call options        3 at 500 tonnes each              2,800                       (59,000)


A deferred loss on swap agreements of $164,000 is included in Premium on Copper Contracts in the balance sheet at December 31, 1995.

FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1996, the Company recognized a gain of $497,000 compared to a loss of $279,000 in 1995 and a gain of $2,535,000 in 1994 on these contracts. Outstanding contracts at December 31, 1996, total $12 million and mature in monthly installments of $800,000 at an average exchange rate of A$1.00 = U.S. $.7947. At December 31, 1995, outstanding contracts totaled $8,700,000.

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

The fair value of the Company's outstanding debt is not considered to be materially different from its carrying amount.

G.   NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 35% of the outstanding common stock of the Company. In October 1996, Resources agreed to make available to the Company, at Resources' discretion, up to $1,000,000 in the form of an operating loan and up to an additional $1,000,000 to satisfy the requirements of the Company's debt service reserve account with the Girilambone lender. The loans are payable upon demand and bear interest at the prime rate plus 1%. If any unpaid balance remains outstanding at the close of business on March 31, 1997, Resources has the option to convert any or all of the unpaid principal at that date into shares of common stock of the Company. The conversion price would equal the average of the high and low sales price of the Company's common stock for a twenty day trading period prior to and including March 31, 1997. The amount owed to Resources under the operating loan at December 31, 1996, was $947,000.

In February 1994, simultaneous with the closing of the Australian Offering, Resources converted $2,900,000 owed it by the Company into 697,744 shares of common stock of the Company at $4.15 per share.

Interest expense under loans from Resources was $7,000 and $24,000 for the years ended December 31, 1996, and 1994, respectively. Resources provides certain services to the Company under a management agreement. Resources is reimbursed for all direct expenses and a portion of its overhead associated with the operations of the Company.


H.   OPERATING LEASES

The Company leases its office space and certain equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable lease obligations for the years ended December 31 are as follows:

     1997          $121,000
     1998            74,000
     1999             5,000
                   --------
                   $200,000
                   --------
                   --------


Rent expense for operating leases was $206,000, $238,000, and $239,000, for the years ended December 31, 1996, 1995 and 1994, respectively.


I.   SHAREHOLDERS' EQUITY

STOCK OPTION PLANS AND OTHER OPTION GRANTS

Under the Company's three stock option plans, options have been granted at market price at date of grant (incentive stock options) and at or less than market value at date of grant (non-qualified options). In addition, during 1996, 1995 and 1994, non-plan options totaling 224,000, 12,000 and 264,000 shares, respectively, have also been granted to officers and directors of the Company at or in excess of market value at date of grant. During 1996, 1995 and 1994, non-plan options for 33,600, 10,000 and 24,000 shares, respectively, were issued to certain consultants to the Company.

Options are generally exercisable beginning six months to three years from date of grant and expire over a five to ten year period from date of grant. At December 31, 1996, 207,078 shares are available for future grant under the stock option plans.

A summary of the status of the Company's stock option plans and non-plan options as of December 31, 1996, 1995, and 1994 and changes during the years ending on those dates is presented below:

                                                       1996                           1995                          1994
                                                       ----                           ----                          ----
                                                              WEIGHTED                      WEIGHTED                      WEIGHTED
                                                               AVERAGE                       AVERAGE                       AVERAGE
                                                              EXERCISE                      EXERCISE                      EXERCISE
OPTIONS                                         SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
-------                                         ------          -----         ------          -----         ------          -----
Outstanding at Beginning of Year              1,342,400     $     3.95      4,142,000     $     4.72        603,200     $     3.55
Granted                                         347,200           4.50        401,200           4.00      3,618,800           4.90
Exercised                                       (23,400)          3.75                                      (12,922)          2.65
Forfeited                                        (2,000)          4.40     (3,200,800)          4.95        (67,078)          4.20
                                             ----------                    ----------                    ----------
Outstanding at End of Year                    1,664,200           4.05      1,342,400           3.94      4,142,000           4.72
                                             ----------                    ----------                    ----------
                                             ----------                    ----------                    ----------

Options Exercisable at Year-End               1,161,600     $     3.95        910,400     $     3.91      3,894,400     $     4.74

Weighted average fair value of
   options granted during year                              $     1.87                    $     1.66


     The assumptions used in determining the fair value of options granted during 1996 and 1995 are as follows:

               Expected Volatility                55%
               Expected Life of Grant             Three Years
               Risk-Free Interest Rate            5.03%
               Expected Dividend Rate             None


     The following table summarizes information about stock option plans and non-plan options at December 31, 1996:

                                                  Options Outstanding
                                                  -------------------
                                                              Weighted-Average
     Range of Exercise Prices Per Share      Outstanding        Contract Life    Options Exercisable
     ----------------------------------      -----------      ----------------   -------------------

     $2.54                                      216,000           4.00 Years       216,000
      3.91                                       36,000           5.25              36,000
      4.00                                      395,000           3.13             206,000
      4.26                                      272,800           6.17             272,800
      4.38                                      113,200           7.25             113,200
      4.45                                      272,000           2.25             272,000
      4.50                                      347,200           4.08              33,600
      4.95                                       12,000           7.00              12,000
                                             ----------          -----------    ----------
     $2.54 - $4.95                            1,664,200           4.15 Years     1,161,600
                                             ----------          -----------    ----------
                                             ----------          -----------    ----------

STOCK BONUS PLAN

The 1990 Stock Bonus Plan provides for the issuance of up to 80,000 shares of common stock as incentive bonuses. At December 31, 1996, 76,193 shares have been awarded and 3,807 shares are available for future award. During 1995, the Company awarded 2,913 bonus shares under this plan at a weighted average price of $4.00 per share.

A total of 1,875,085 shares have been reserved for exercise of stock options and for award under the Stock Bonus Plan.

PUBLIC OFFERING

On February 15, 1994, the Company completed an offering of its common stock in Australia. The offering consisted of 3,200,000 shares of the Company's common stock together with 3,200,000 detachable options to purchase additional shares of the Company's common stock. These options expired on June 30, 1995.

OTHER

The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted to employees. For the years ended December 31, 1996 and 1995, compensation related to issuance of options to non-employees and bonus shares totaled $45,000 and $12,000, respectively. Had compensation cost for the Company's option grants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net earnings and net earnings per common and common equivalent share would have been reduced to the pro forma amounts indicated below:

                                                              Year Ended December 31,
                                                               1996             1995
                                                               ----             ----
                                                                  (In thousands)
     Net Earnings                       As reported           $    617       $  1,103
                                        Pro forma             $      1       $    656

     Net Earnings Per Common and
     Common Equivalent Share            As reported           $    .06       $    .12
                                        Pro forma             $      -       $    .07

J.   SIGNIFICANT CUSTOMERS

Sales in 1996 include copper sales to two customers of $11,309,000 and $2,521,000. Sales in 1995 include copper sales to two customers of $11,255,000 and $2,926,000. Sales in 1994 include copper sales to two customers of $9,622,000 and $1,543,000. Management believes the loss of either or both of these customers would not have any material adverse effect on the Company because of the ongoing demand for the quality copper produced at Girilambone.


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

Net operating loss carryforwards of $4,100,000 which expire from 2005 through 2009 are available in the United States. These carryforwards are available only to reduce the separate taxable income of the Company's United States subsidiary.

Exploration cost carryforwards of $800,000 and development cost carryforwards of $2,300,000 are available in Australia. These carryforwards, subject to certain restrictions, are available indefinitely only to reduce the separate taxable income of the Company's Australian operations.

Exploration cost carryforwards of $15,900,000 are available in Papua New Guinea, provided sufficient projects are developed in that country. Carryforwards totaling $15,500,000 may be carried forward indefinitely against future earnings in Papua New Guinea. Carryforwards totaling $400,000 expire between the years 2000 and 2007.

The principal deferred tax assets and (liabilities) for the United States, Australia, Papua New Guinea and Mexico are as follows:


                                                            December 31,
                                                        1996           1995
                                                        ----           ----
                                                           (In thousands)
   Long-term deferred tax assets
      and (liabilities):
      United States:
      Deferred tax assets:
         Deferred compensation                      $     68       $     57
         Net operating loss carryforwards              1,384          1,266
                                                    --------       --------
                                                       1,452          1,323
   Deferred tax (liabilities) -
      Depreciation                                        (5)           (11)

   Valuation allowance                                (1,447)        (1,312)
                                                    --------       --------
         Total United States                        $      0       $      0
                                                    --------       --------
                                                    --------       --------

   Australia:
      Deferred tax assets:
      Exploration cost carryforwards                     296          1,935
      Development cost carryforwards                     827            752
      Other                                              203             74
                                                    --------       --------
                                                       1,326          2,761


   Deferred tax (liabilities):
      Unrealized gain on currency contracts              (34)          (368)
      Deferred leach costs                            (2,843)        (2,018)
      Exploration and development costs               (1,613)        (1,040)
      Depreciation                                      (448)          (397)
      Other                                             (128)           (58)
                                                    --------       --------
                                                      (5,066)        (3,881)
                                                    --------       --------
         Total Australia                            $ (3,740)      $ (1,120)
                                                    --------       --------
                                                    --------       --------

   Papua New Guinea:

      Deferred tax assets:
         Exploration cost carryforwards             $  4,029       $  3,208

      Deferred tax liability:
         Deferred exploration costs                   (3,891)        (2,942)

      Valuation allowance                               (138)          (266)
                                                    --------       --------
         Total Papua New Guinea                     $      0       $      0
                                                    --------       --------

   Mexico:
      Operating loss carryforwards                  $    497       $    308

      Valuation allowance                               (497)          (308)
                                                    --------       --------
         Total Mexico                               $      0       $      0
                                                    --------       --------
                                                    --------       --------


A valuation allowance has been provided for 100% of the Company's net deferred tax assets in the United States, Papua New Guinea and Mexico based on the history of operating losses for the Company in these countries and limitations on use of the carryforwards.

The Company had taxable income from its operations in Australia during 1996 and 1995, which required the utilization of all its trading loss carryforwards and a portion of its development cost carryforwards.

                                                                      Year Ended December 31,
                                                               1996           1995           1994
                                                               ----           ----           ----
                                                                           (In thousands)
Currently payable:
  Australia                                                 $    2,934     $    2,035     $    1,150
  Use of Australian carryforwards                               (2,934)        (2,035)        (1,150)
                                                            ----------     ----------     ----------
                                                                     0              0              0

Change in deferred income taxes                                  2,424          1,389          1,731

Change in valuation allowance                                      196           (269)        (1,731)
                                                            ----------     ----------     ----------

Provision for income taxes                                  $    2,620     $    1,120     $        0
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------


Principal reasons for the differences between the income taxes at the statutory U.S. rate and income tax expense as recorded:

                                                                      Year Ended December 31,
                                                                1996           1995           1994
                                                                ----           ----           ----
                                                                           (In thousands)
Income taxes at statutory U.S. tax rate                     $    1,101     $      756     $    1,356

Permanent differences                                              (34)             9             (6)

Difference between Australian and
  U.S. tax rates                                                   121            107            (53)

Non-deductible losses of subsidiaries                            1,000          1,006            528

Effect of Australian tax rate increase
  on deferred income tax assets                                                   (59)

Decrease in Australian valuation allowance                                       (651)        (1,975)

Other                                                              432            (48)           150
                                                            ----------     ----------     ----------

Income tax expense                                          $    2,620     $    1,120     $        0
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

L.   PENSION PLANS

The Company has a defined contribution pension plan covering certain employees of its Australian operations. Under the terms of the plan, the Company contributes an amount equal to 10% of the employees wages. Pension costs were $47,000, $41,000 and $59,000, for the years ended December 31, 1996, 1995 and
1994 respectively.

The Company is obligated to pay a lump sum benefit that matches the difference, if any, between the present value of an executive's retirement benefit under a previous plan and the cash value of an insurance policy at retirement. At December 31, 1996 and 1995, the cash surrender value of $209,700 and $174,100, respectively, has been offset against the accrued retirement benefits liability. Pension expense for the years ended December 31, 1996, 1995 and 1994, was $68,000, $59,000 and $76,000, respectively. Pension expense for 1996, 1995 and 1994, included $42,000, $36,000 and $62,000, respectively, of service cost and $26,000, $23,000, $14,000, respectively, of interest on the accrued benefit obligation. The projected benefit obligation at December 31, 1996 and 1995 was $501,000 and $413,000, respectively. The assumed discount rate, the estimated rate at which the plan could settle its liabilities, was 7% in 1996 and 7.5% in 1995. The assumed rate of future pay increase was 5% in all years presented. Pension expense and liability are determined on an annual basis.


M.   EMPLOYMENT AGREEMENTS

The Company has agreements with two of its officers which contain change in control provisions which would entitle one officer to receive 50% of his salary and the other officer to receive 200% of his salary in the event of a change in control of the Company and a change in certain conditions of their employment.

The maximum contingent liability under these agreements is approximately $526,000 at December 31, 1996.


N.   SUBSEQUENT EVENTS

A special meeting of shareholders was held on February 17, 1997, where approval was given for 1) a reverse stock split whereby one new share of common stock, $.05 par value per share ("New Common Stock"), will be exchanged for every five shares of common stock, $.01 par value per share ("Old Common Stock"); 2) the sale of up to 4,500,000 shares of New Common Stock in an offering in Canada; and
3) the Board of Directors to delist the Company's common stock from the Australian Stock Exchange. There can be no assurance that the sale of common stock in the offering in Canada will be completed.

The effective date for the reverse stock split was March 10, 1997. Each share of New Common Stock is equivalent to an American Depository Receipt ("ADR") currently trading on NASDAQ. The Company will terminate the ADR Program and delist the ADRs from the NASDAQ Stock Market, which termination will be effective on or about June 10, 1997. The Company has applied to the NASDAQ Stock Market to list the New Common Stock on the National Market System. Both the New Common Stock and the ADRs will be listed on the NASDAQ Stock Market during a transition period. All shares and per share amounts have been restated to reflect the reverse stock split.

Effective March 5, 1997, the Company's Common Stock was delisted from the Australian Stock Exchange.

O.   DIFFERENCE BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED
     ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which differ in certain respects from accounting principles generally accepted in Canada ("Canadian GAAP"). The Company noted only one material difference as it pertains to these consolidated financial statements. U. S. GAAP under SFAS No. 123 requires options issued to non-employees to be valued and a corresponding expense recorded in the financial statements. Canandian GAAP has no similar requirement. The net result of this difference is that under Canadian GAAP, earnings before income taxes and net earnings for the year ended December 31, 1996, would be increased by $45,000 and general and administrative expense would be reduced by the same amount.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

BY:s/EDGAR F. CRUFT
   ----------------------------------------------
     EDGAR F. CRUFT
     CHAIRMAN OF THE BOARD (CHIEF EXECUTIVE
     OFFICER), PRESIDENT AND DIRECTOR

     APRIL 10, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/TERENCE H. LANG
------------------------------------------------
TERENCE H. LANG
SENIOR VICE PRESIDENT - FINANCE
(CHIEF FINANCIAL OFFICER),
TREASURER AND DIRECTOR

APRIL 10, 1997


s/KARL A. FRYDRYK
------------------------------------------------
KARL A. FRYDRYK
SECRETARY, AND VICE  PRESIDENT-
CONTROLLER (CHIEF
ACCOUNTING OFFICER) AND
DIRECTOR

APRIL 10, 1997


------------------------------------------------
J. MAX Y. BOULLE
DIRECTOR

APRIL 10, 1997





s/LEONARD LICHTER
-----------------
LEONARD LICHTER
DIRECTOR

APRIL 10, 1997


s/W. PIERCE CARSON
-------------------------------------------
W. PIERCE CARSON
DIRECTOR

APRIL 10, 1997


-------------------------------------------
MARC FRANKLIN
DIRECTOR

APRIL 10, 1997


s/ALAN McKERRON
-------------------------------------------
ALAN McKERRON
DIRECTOR

APRIL 10, 1997

                                  INDEX TO EXHIBITS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
2.  PLAN OF ACQUISITION, REORGANIZATION,
    ARRANGEMENT, LIQUIDATION OR SUCCESSION

    2.1    Stock Purchase Agreement dated March 11,
           1993 by and among Nord Kaolin Corporation
           ("NK Corp"), Registrant, Norplex, Inc.
           ("Norplex") and Kemira Holdings, Inc. ("Kemira").
           Reference is made to Exhibit 2.1 of Registrant's
           Current Report on Form 8-K dated March 11,
           1993, which exhibit is incorporated herein by
           reference.                                                        **

    2.2    Stock Purchase Agreement dated June 28, 1993
           by and between Registrant and Consolidated Rutile
           Limited.  Reference is made to Exhibit 2.2 of
           Registrant's Report on Form 8-K dated June 28, 1993,
           which exhibit is incorporated herein by reference.                **


3.  ARTICLES OF INCORPORATION AND BY-LAWS

    3.1    Certificate of Incorporation (as amended) of Regis-
           trant.  Reference is made to Exhibit 3.1 of Regis-
           trant's Report on Form 10-K for the year ended
           December 31,1987, which exhibit is incorporated
           herein by reference.                                              **

    3.2    Certificate of Amendment of Certificate of
           Incorporation of Registrant dated June 4, 1996.                  E-1

    3.3    Certificate of Amendment of Certificate of
           Incorporation of Registrant dated November 20, 1996.             E-2

    3.4    Amended and Restated Bylaws of Registrant.
           Reference is made to Exhibit 3.2 of Registrant's
           Report on Form 10-K for the year ended December
           31, 1994, which exhibit is incorporated herein by
           reference.                                                       **

    3.5    Amendment No. 1 to Amended and Restated
           Bylaws of Registrant, dated February 1, 1996.                    E-3

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

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

    10.2   Shareholders Agreement dated March 11, 1993
           by and among Norplex, Kemira, NK Corp. and
           Registrant.  Reference is made to Exhibit 10.1 of
           Registrant's Report on Form 8-K dated March 11,
           1993, which exhibit is incorporated herein by reference.          **

    10.3   Lease Agreement dated May 15, 1988 between
           ATEL Financial Corporation and Nord Kaolin Company.
           Reference is made to Exhibit 10.31 of Registrant's
           Report on Form 10-K for the year ended December 31,
           1988, which exhibit is incorporated herein by reference.          **

    10.4   Guaranty of Lease dated May 15, 1988 given by Regis-
           trant to ATEL Financial Corporation.  Reference is made to
           Exhibit 10.32 of Registrant's Report on Form 10-K for the
           year ended December 31, 1988, which exhibit is
           incorporated herein by reference.                                 **

    10.5   Amendment and Waivers dated August, 1991 of Guaranty
           of Lease dated May 15, 1988 given by Registrant to ATEL
           Financial Corporation.  Reference is made to Exhibit 19.6
           of Registrant's Report on Form 10-Q for the period ended
           September 30, 1991, which exhibit is incorporated herein
           by reference.                                                     **

    10.6   Amendments and Waivers dated November, 1991
           of Guaranty of Lease dated May 15, 1988 given by
           Registrant to ATEL Financial Corporation.  Reference
           is made to Exhibit 10.75 of Registrant's Report on
           Form 10-K for the year ended December 31, 1991,
           which exhibit is incorporated herein by reference.                **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
    10.7   Waiver, Consent and Agreement made March
           11,1993 by and between Nord Kaolin Company
           and entities under ATEL Financial Corporation
           Lease Agreement.  Reference is made to Exhibit
           10.12 of Registrant's Report on Form 10-K for the
           year ended December 31, 1993, which exhibit is
           incorporated herein by reference.                                 **

    10.8   License for Proprietary Pigment Technologies
           dated September 1, 1986 between Nord Kaolin
           Company and Industrial Progress, Inc.  Reference
           is made to Exhibit 10.33 of Registrant's Report on
           Form 10-K for the year ended December 31, 1988,
           which exhibit is incorporated herein by reference.                **

    10.9   Addendum to License for Proprietary Pigment
           Technologies dated December, 1987.  Reference
           is made to Exhibit 10.34 of Registrant's Report on
           Form 10-K for the year ended December 31, 1988,
           which exhibit is incorporated herein by reference.                **

    10.10  Stock Option Agreement and Second Addendum to
           License for Proprietary Pigment Technologies between
           Nord Kaolin Company and Industrial Progress, Inc., dated
           February 1, 1990.  Reference is made to Exhibit 10.53
           of Registrant's Report on Form 10-K for the year ended
           December 31, 1990, which exhibit is incorporated
           herein by reference.                                              **

    10.11  Second Stock Option Agreement and Third Addendum
           to License for Proprietary Pigment Technology dated as of
           July 9, 1992 by and between Nord Kaolin Company and
           Industrial Progress, Inc. Reference is made to Exhibit
           10.94  of Registrant's Report on Form 10-K for the year
           ended December 31, 1992, which exhibit is incorporated
           herein by reference.                                             **

    10.12  Joint Venture Agreement between Nord Southern
           Dolomite Company and Istria, N. V. forming Manatee
           Gateway No. I.  Reference is made to Exhibit (10)(d)
           (i) of Registrant's Registration Statement on Form S-2
           (No. 33-00961), which exhibit is incorporated herein
           by reference.                                                     **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

    10.13  Nord Resources Corporation Non-Qualified Stock Option
           Plan. Reference is made to Exhibit 10.16 to Registrant's Registration Statement on Forms S-3/S-8 (No. 2-92415),
           which exhibit is incorporated herein by reference.                **

    10.14  Nord Resources Corporation 1982 Nord Incentive Stock
           Option Plan.  Reference is made to Exhibit 10.17 to
           Registrant's Registration Statement on Forms S-3/S-8
           (No. 2-92415), which exhibit is incorporated herein by
           reference.                                                        **

    10.15  Amendment No. 1 to Nord Resources Corporation 1982
           Nord Incentive Stock Option Plan. Reference is made to
           Exhibit 10.32 of Registrant's Report on Form 10-K for the
           year ended December 31, 1987, which exhibit is incor-
           porated herein by reference.                                     **

    10.16  Amendment No. 2 to Nord Resources Corporation 1982
           Nord Incentive Stock Option Plan.  Reference is made to
           Exhibit 10.17 of Registrant's Report on Form 10-K for the
           year ended December 31, 1994, which exhibit is incor-
           porated herein by reference.                                      **

    10.17  Amendment No. 3 to Nord Resources Corporation 1982
           Nord Incentive Stock Option Plan.  Reference is made to
           Exhibit 10.18 of Registrant's Report on Form 10-K for
           the year ended December 31, 1994, which exhibit is
           incorporated herein by reference.                                **

    10.18  Amendment No. 4 to Nord Resources Corporation 1982
           Nord Incentive Stock Option Plan.  Reference is made to
           Exhibit 10.19 of Registrant's Report on Form 10-K for the
           year ended December 31, 1995, which exhibit is incor-
           porated herein by reference.                                      **

    10.19  Nord Resources Corporation 1987 Nord Incentive Stock
           Option Plan. Reference is made to Exhibit 10.33 of
           Registrant's Report on Form 10-K for the year ended
           December 31, 1987, which exhibit is incorporated herein
           by reference.                                                     **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

    10.20  Amendment No. 1 to Nord Resources Corporation
           1987 Nord Incentive Stock Option Plan.  Reference is
           made to Exhibit 10.20 of Registrant's Report on Form
           10-K for the year ended December 31, 1994, which
           exhibit is incorporated herein by reference.                      **

    10.21  Amendment No. 2 to Nord Resources Corporation
           1987 Nord Incentive Stock Option Plan. Reference is
           made to Exhibit 10.22 of Registrant's Report on Form 10-K
           for the year ended December 31, 1995, which exhibit is
           incorporated herein by reference.                                 **

    10.22  Nord Resources Corporation 1989 Stock Option
           Plan.  Reference is made to Exhibit 10.33 of Regis-
           trant's Report on Form 10-K for the year ended
           December 31, 1989, which exhibit is incorporated
           herein by reference.                                              **

    10.23  Amendment No. 1 to Nord Resources Corporation
           1989 Stock Option Plan.  Reference is made to
           Exhibit 10.55 of Registrant's Report on Form 10-K
           for the year ended December 31, 1990, which exhibit
           is incorporated herein by reference.                              **

    10.24  Amendment No. 2 to Nord Resources Corporation
           1989 Stock Option Plan.  Reference is made to
           Exhibit 10.23 of Registrant's Report on Form 10-K for
           the year ended December 31, 1994, which exhibit
           is incorporated herein by reference.                              **

    10.25  Amendment No. 3 to Nord Resources Corporation
           1989 Stock Option Plan.  Reference is made to
           Exhibit 10.26 of Registrant's Report on Form 10-K for the
           year ended December 31, 1995, which exhibit is incor-
           porated herein by reference.                                      **

    10.26  Nord Resources Corporation 1991 Stock Option Plan.
           Reference is made to Exhibit 10.24 of Registrant's Report
           on Form 10-K for the year ended December 31, 1993,
           which exhibit is incorporated herein by reference.                **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
    10.27  Amendment No. 1 to Nord Resources Corporation
           1991 Stock Option Plan.  Reference is made to Exhibit
           10.25 of Registrant's Report on Form 10-K for the year
           ended December 31, 1994, which exhibit is incorporated
           herein by reference.                                              **

    10.28  Amendment No. 2 to Nord Resources Corporation 1991
           Stock Option Plan. Reference is made to Exhibit 10.29 of Registrant's Report on Form 10-K for the year ended
           December 31, 1995, which exhibit is incorporated herein
           by reference.                                                     **

    10.29  Restated Deferred Compensation Agreement dated
           May 10, 1989 between Registrant and Terence H. Lang.
           Reference is made to Exhibit 10.9 of Registrant's Report
           on Form 10-K for the year ended December 31, 1989,
           which exhibit is incorporated by reference.                       **

    10.30  Amendment No. 1 to the Restated Deferred Comp-
           ensation Agreement between Registrant and
           Terence H. Lang, dated November 3, 1995.
           Reference is made to Exhibit 10.31 of Registrant's Report
           on Form 10-K for the year ended December 31, 1995,
           which exhibit is incorporated herein by reference.                **

    10.31  Restated Deferred Compensation Agreement
           dated May 10, 1989 between Registrant and
           Edgar F. Cruft.  Reference is made to Exhibit
           10.11 of Registrant's Report on Form 10-K for
           the year ended December 31, 1989, which exhibit
           is incorporated herein by reference.                              **

    10.32  Amendment No. 1 to the Restated Deferred
           Compensation Agreement between Registrant
           and Edgar F. Cruft, dated July 7, 1995.  Reference
           is made to Exhibit 10.34 of Registrant's Report on Form
           10-K for the year ended December 31, 1995, which
           exhibit is incorporated herein by reference.                      **

    10.33  Nord Resources Corporation Trust Agreement for
           Key Executives as Restated, dated July 7, 1995.
           Reference is made to Exhibit 10.35 of Registrant's Report
           on Form 10-K for the year ended December 31, 1995,
           which exhibit is incorporated herein by reference.                **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
    10.34  Amendment No. 1 to Trust Agreement for Key
           Executives as Restated, dated December 1, 1995.
           Reference is made to Exhibit 10.36 of Registrant's
           Report on Form 10-K for the year ended December
           31, 1995, which exhibit is incorporated herein by
           reference.                                                        **

    10.35  Split-Dollar Life Insurance and Supplemental Com-
           pensation agreement between Karl A. Frydryk and
           Registrant dated July 22, 1988.  Reference is made
           to Exhibit 10.29 of Registrant's Report on Form 10-K
           for the year ended December 31, 1988, which exhibit
           is incorporated herein by reference.                              **

    10.36  Nord Resources Corporation Split-Dollar Life Insurance
           and Supplemental Compensation Plan Trust Agreement,
           December 5, 1988.  Reference is made to Exhibit 10.35
           of Registrant's Report on Form 10-K for the year ended
           December 31, 1988, which exhibit is incorporated herein
           by reference.                                                     **

    10.37  Change of Control Letter Agreement between Registrant and Edgar F. Cruft, dated May 10, 1989.  Reference is
           made to Exhibit 10.27 of Registrant's Report on Form 10-K
           for the year ended December 31, 1989, which exhibit is
           incorporated herein by reference.                                 **

    10.38  Amendment No. 2 dated December 1, 1995 to Change
           of Control Agreement between Registrant and Edgar F.
           Cruft.  Reference is made to Exhibit 10.40 of Registrant's
           Report on Form 10-K for the year ended December 31,
           1995, which exhibit is incorporated herein by reference.          **

    10.39  Change of Control Letter Agreement between Registrant and Terence H. Lang, dated May 10, 1989.  Reference is
           made to Exhibit 10.29 of Registrant's Report on Form 10-K
           for the year ended December 31, 1989, which exhibit is
           incorporated herein by reference.                                 **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

    10.40  Amendment No. 2 dated December 1, 1995 to Change
           of Control Agreement between Registrant and Terence
           H. Lang.  Reference is made to Exhibit 10.42 of Registrant's
           Report on Form 10-K for the year ended December 31,
           1995, which exhibit is incorporated herein by reference.          **

    10.41  Nord Resources Corporation Trust Agreement for
           Executive Severance Agreements, dated May 10,
           1989.  Reference is made to Exhibit 10.30 of
           Registrant's Report on Form 10-K for the year ended
           December 31, 1989, which exhibit is incorporated
           herein by reference.                                              **

    10.42  Change of Control Letter Agreement between Registrant and Karl A. Frydryk, dated May 10, 1989.  Reference
           is made to Exhibit 10.32 of Registrant's Report on Form
           10-K for the year ended December 31, 1989, which exhibit
           is incorporated herein by reference.                              **

    10.43  Amendment No. 2 dated December 1, 1995 to Change
           of Control Agreement between Registrant and Karl A.
           Frydryk.  Reference is made to Exhibit 10.45 of Registrant's
           Report on Form 10-K for the year ended December 31,
           1995, which exhibit is incorporated herein by reference.          **

    10.44  Change of Control Letter Agreement between Registrant and William W. Wilcox, dated March 9, 1990.  Reference
           is made to Exhibit 10.57 of Registrant's Report on Form
           10-K for the year ended December 31, 1990, which exhibit
           is incorporated herein by reference.                              **

    10.45  Amendment No. 2 dated December 1, 1995 to Change
           of Control Agreement between Registrant and William W.
           Wilcox.  Reference is made to Exhibit 10.47 of Registrant's
           Report on Form 10-K for the year ended December 31,
           1995, which exhibit is incorporated herein by reference.          **

    10.46  Change of Control Letter Agreement between Registrant and James T. Booth, dated June 8, 1994.  Reference is
           made to Exhibit 10.38 of Registrant's Report on Form 10-K
           for the year ended December 31, 1994, which exhibit is
           incorporated herein by reference.                                 **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

    10.47  Amendment No. 2 dated December 1, 1995 to Change
           of Control Agreement between Registrant and James T.
           Booth.  Reference is made to Exhibit 10.49 of Registrant's
           Report on Form 10-K for the year ended December 31,
           1995, which exhibit is incorporated herein by reference.          **

    10.48  Executive Loan Agreement dated September 10, 1987
           between Terence H. Lang and Registrant.  Reference is
           made to Exhibit 10.40 of Registrant's Report on Form
           10-K for the year ended December 31, 1987, which exhibit
           is incorporated herein by reference.                              **

    10.49  Executive Loan Agreement dated August 8, 1988
           between Edgar F. Cruft and Registrant.  Reference is
           made to Exhibit 10.26 of Registrant's Report on Form
           10-K for the year ended December 31, 1988, which
           exhibit is incorporated herein by reference.                      **

    10.50  Executive Loan Agreement dated December 31,
           1988 between Terence H. Lang and Registrant.
           Reference is made to Exhibit 10.27 of Registrant's
           Report on Form 10-K for the year ended December
           31, 1988, which exhibit is incorporated herein by
           reference.                                                        **

    10.51  Executive Loan Agreement dated September 19, 1989
           between Edgar F. Cruft and Registrant. Reference is
           made to Exhibit 10.17 of Registrant's Report on Form
           10-K for the year ended December 31, 1989, which
           exhibit is incorporated herein by reference.                      **

    10.52  Agreement between The Government of the Republic
           of Sierra Leone and Sierra Rutile Limited ("SRL"),
           dated November 3, 1989.  Reference is made to Exhibit
           10.4 of Registrant's Report on Form 10-K for the year
           ended December 31, 1989, which exhibit is incorporated
           herein by reference.                                              **

    10.53  Agreement dated November 17, 1992 amending Fifth
           Amendment to and Restatement of the Financing
           Agreement and Second Amendment and Restatement

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

           of Credit between SRL and Export-Import Bank of the
           United States ("Eximbank").  Reference is made to
           Exhibit 10.5 of Registrant's Report on Form 10-K for the
           year ended December 31, 1992, which exhibit is
           incorporated herein by reference.                                 **

    10.54  Fifth Amendment to and Restatement of the Financing
           Agreement dated as of November 24, 1986 between
           SRL and Eximbank.  Reference is made to Exhibit 4.14
           of Registrant's Report on Form 10-K for the year ended
           December 31, 1988, which exhibit is incorporated
           herein by reference.                                              **

    10.55  Second Amendment and Restatement of Credit
           Agreement dated as of December 1, 1982 between
           SRL and Eximbank.  Reference is made to Exhibit
           10(e)B(v) of Registrant's Registration Statement on
           Form S-2 (33-00961), which exhibit is incorporated
           herein by reference.                                              **

    10.56  Letter Agreement dated October 12, 1993 between
           SRL and Eximbank.  Reference is made to Exhibit
           10.10 of Registrant's Report on Form 8-K dated
           November 17, 1993, which exhibit is incorporated
           herein by reference.                                              **

    10.57  Letter Agreement dated November 17, 1993 between
           SRL and Eximbank.  Reference is made to Exhibit
           10.11 of Registrant's Report on Form 8-K dated Nov-
           ember 17, 1993, which exhibit is incorporated herein
           by reference.                                                     **

    10.58  Loan Agreement dated August 6, 1992 between DEG
           - Deutsche Investitions - Und Entwicklungsgesell Schaft
           MBH ("DEG") and SRL.  Reference is made to Exhibit
           10.73 of Registrant's Report on Form 10-K for the year
           ended December 31, 1992, which exhibit is incorporated
           herein by reference.                                              **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

    10.59  First Amendment dated November 20, 1992 to the Loan
           Agreement between DEG and SRL.  Reference in made to
           Exhibit 10.74 of Registrant's Report on Form 10-K for the
           year ended December 31, 1992, which exhibit is incor-
           porated herein by reference.                                      **

    10.60  Amendatory Agreement dated November 17, 1993 between
           SRL and DEG.  Reference is made to Exhibit 10.12 of
           Registrant's Report on Form 8-K dated November 17, 1993,
           which exhibit is incorporated herein by reference.                **

    10.61  Investment Agreement dated June 30, 1992 between
           SRL and International Finance Corporation ("IFC").
           Reference is made to Exhibit 10.75 of Registrant's
           Report on Form 10-K for the year ended December 31,
           1992, which exhibit is incorporated herein by reference.          **

    10.62  Amendment No. 1 dated November 18, 1992 to Invest-
           ment Agreement between SRL and IFC.  Reference is
           made to Exhibit 10.76 of Registrant's Report on Form 10-K
           for the year ended December 31, 1992, which exhibit is
           incorporated herein by reference.                                 **

    10.63  Amendatory Agreement dated November 17, 1993 bet-
           ween SRL and IFC.  Reference is made to Exhibit 10.9
           of Registrant's Report on Form 8-K dated November 17,
           1993, which exhibit is incorporated herein by reference.          **

    10.64  Loan Agreement dated January 24, 1992 between SRL
           and Commonwealth Development Corporation ("CDC").
           Reference is made to Exhibit 10.77 of Registrant's Report
           on Form 10-K for the year ended December 31, 1992,
           which exhibit is incorporated herein by reference.                **

    10.65  Amendment dated November 17, 1992 of the Loan Agree-
           ment between SRL and CDC.  Reference is made to Exhibit
           10.78 of Registrant's Report on Form 10-K for the year
           ended December 31, 1992, which exhibit is incorporated
           herein by reference.                                              **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
    10.66  Amendatory Agreement dated November 5, 1993 between
           SRL and CDC.  Reference is made to Exhibit 10.13 of Reg-
           istrant's Report on Form 8-K dated November 17, 1993,
           which exhibit is incorporated herein by reference.                **

    10.67  Waiver Letter dated October 22, 1993 from CDC to SRL.
           Reference is made to Exhibit 10.14 of Registrant's Report
           on Form 8-K dated November 17, 1993, which exhibit is
           incorporated herein by reference.                                 **

    10.68  Finance Agreement dated August 11, 1992 between SRL and Overseas Private Investment Corporation ("OPIC").
           Reference is made to Exhibit 10.79 of Registrant's Report
           on Form 10-K for the year ended December 31, 1992,
           which exhibit is incorporated herein by reference.                **

    10.69  First Amendment dated November 24, 1992 to Finance
           Agreement between SRL and OPIC.  Reference is made
           to Exhibit 10.80 of Registrant's Report on Form 10-K for
           the year ended December 31, 1992, which exhibit is inc-
           orporated herein by reference.                                    **

    10.70  Agreement of Wavier and Second Amendment to Finance
           Agreement dated as of September 21, 1993 between SRL
           and OPIC.  Reference is made to Exhibit 10.6 of Regis-
           trant's Report on Form 8-K dated November 17, 1993,
           which exhibit is incorporated herein by reference.                **

    10.71  Third Amendment to Finance Agreement dated as of
           November 17, 1993 between SRL and OPIC. Reference
           is made to Exhibit 10.7 of Registrant's Report on Form
           8-K dated November 17, 1993, which exhibit is incorporated
           herein by reference.                                              **

    10.72  Funding Agreement dated February 16, 1993 among SRL,
           OPIC and PNC Bank, National Association ("PNC").  Ref-
           erence is made to Exhibit 10.70 of Registrant's Report on
           Form 10-K for the year ended December 31, 1993, which
           exhibit is incorporated herein by reference.                      **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

    10.73  First Amendment to Funding Agreement dated November
           12, 1993 among SRL, OPIC and PNC.  Reference is made
           to Exhibit 10.8 of Registrant's Report on Form 8-K dated
           November 17, 1993, which exhibit is incorporated herein
           by reference.                                                     **

    10.74  Debenture dated November 17, 1992 made by SRL in favor of CDC, DEG, Eximbank, IFC and OPIC.  Reference is
           made to Exhibit 10.81 of Registrant's Report on Form 10-K
           for the year ended December 31, 1992, which exhibit is
           incorporated herein by reference.                                **

    10.75  Debenture dated November 17, 1992 made by SRL
           in favor of DEG, Eximbank, IFC, OPIC and CDC.
           Reference is made to Exhibit 10.85 of Registrant's
           Report on Form 10-K for the year ended December
           31, 1992, which exhibit is incorporated herein by reference.      **

    10.76  First Amendment and Restatement of Project Funds
           Agreement dated as of November 17, 1993 among
           Registrant, CRL, Holdings, SRL, CDC, DEG, Eximbank,
           IFC and OPIC. Reference is made to Exhibit 10.17
           of Registrant's Report on Form 8-K dated November
           17, 1993, which exhibit is  incorporated herein by reference.     **

    10.77  Share Retention Agreement dated November 17, 1992
           among CDC, DEG, Eximbank, IFC and OPIC and
           Registrant, Nord Rutile Company and SRL.  Reference
           is made to Exhibit 10.83 of Registrant's Report on Form
           10-K for the year ended December 31, 1992, which
           exhibit is incorporated herein by reference.                      **

    10.78  First Amendment to Share Retention Agreement dated
           as of November 17, 1993 among Registrant, NR Company,
           CRL, Holdings, CDC, DEG, IFC, OPIC and Eximbank.
           Reference is made to Exhibit 10.18 of Registrant's Report
           on Form 8-K dated November 17, 1993, which exhibit is
           incorporated herein by reference.                                 **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
    10.79  Pledge Agreement dated November 17, 1992 between
           SRL and DEG, Eximbank, IFC, OPIC and CDC.  Reference
           is made to Exhibit 10.84 of Registrant's Report on Form 10-K for the year ended December 31, 1992, which exhibit is
           incorporated herein by reference.                                 **

    10.80  Cash Collateral Charge dated November 17, 1992 made by SRL in favor of DEG, Eximbank, IFC, OPIC and CDC.
           Reference is made to Exhibit 10.86 of Registrant's Report
           on Form 10-K for the year ended December 31, 1992,
           which exhibit is incorporated herein by reference.                **

    10.81  Trust Deed between Standard Chartered Bank Sierra
           Leone Limited, Financing Institutions and SRL.  Reference
           is made to Exhibit 10.87 of Registrant's Report on Form 10-K for the year ended December 31, 1992, which exhibit is
           incorporated herein by reference.                                 **

    10.82  Security Sharing and Intercreditor Agreement dated
           November 17, 1992 among DEG, Eximbank, IFC, OPIC
           and CDC.  Reference is made to Exhibit 10.88 of Registrant's
           Report on Form 10-K for the year ended December 31, 1992,
           which exhibit is incorporated herein by reference.                **

    10.83  Security Agreement dated November 17, 1992
           among SRL and DEG, Eximbank, IFC, OPIC and
           CDC.  Reference is made to Exhibit 10.90 of Reg-
           istrant's Report on Form 10-K for the year ended
           December 31, 1992, which exhibit is incorporated
           herein by reference.                                              **

    10.84  Subordination Agreement dated November 17, 1992
           among DEG, Eximbank, IFC, OPIC and CDC and
           Registrant, Nord Rutile Corporation, Nord Rutile
           Company and SRL.  Reference is made to Exhibit
           10.89 of Registrant's Report on Form 10-K for the
           year ended December 31, 1992, which exhibit is
           incorporated herein by reference.                                 **

    10.85 First Amendment to Subordination Agreement dated as of November 17, 1993 among Registrant, NR Company, CRL, Holdings, CDC, DEG, IFC, OPIC and Eximbank. Reference is made to Exhibit 10.19 of Registrant's Report on Form 8-K dated November

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

           17, 1993, which exhibit is incorporated herein by
           reference.                                                        **

    10.86  Arm's Length Agreement dated as of November 17, 1993 between CRL and SRL.  Reference is made to Exhibit
           10.15 of Registrant's Report on Form 8-K dated November
           17, 1993, which exhibit is incorporated herein by reference.      **

    10.87  First Amendment to Arm's Length Agreement dated
           as of November 17, 1993 between Registrant and
           SRL.  Reference is made to Exhibit 10.16 of Registrant's
           Report on Form 8-K dated November 17, 1993, which
           exhibit is incorporated herein by reference.                      **

    10.88  Joint Venture Agreement dated as of November 17,
           1993 among CRL, Registrant, NR Company and
           Holdings.  Reference is made to Exhibit 10.1 of
           Registrant's Report on Form 8-K dated November 17,
           1993, which exhibit is incorporated herein by reference.          **

    10.89  Marketing Agreement dated as of November 17,
           1993 among CRL, Registrant, NR Company, SRL,
           Holdings and TMMI.  Reference is made to Exhibit
           10.2 of Registrant's Report on Form 8-K dated November
           17, 1993, which exhibit is incorporated herein by
           reference.                                                        **

    10.90  U.S. Marketing Agreement dated as of November 17,
           1993 among CRL, Registrant, NR Company, SRL,
           Holdings and U.S. Partnership.  Reference is made to
           Exhibit 10.3 of Registrant's Report on Form 8-K dated
           November 17, 1993, which exhibit is incorporated herein
           by reference.                                                     **

    10.91  General Partnership Agreement dated as of November
           17, 1993 among CRL, CRL Delaware and Registrant.
           Reference is made to Exhibit 10.4 of Registrant's Report
           on Form 8-K dated November 17, 1993, which exhibit is
           incorporated herein by reference.                                 **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

    10.92  Amendment to Mining Lease dated September 17, 1991
           from the Ministry of Mines of the Government of Sierra Leone. Reference is made to Exhibit 10.12 of Amendment No. 2 to Registrant's Report on Form S-3 dated July 20, 1993, which
           exhibit is incorporated herein by reference.                      **

    10.93  Agreement between Sierra Rutile Limited and the
           Government of Sierra Leone dated 3 January, 1995.
           Reference is made to Exhibit 10.86 of Registrant's
           Report on Form 10-K for the year ended December
           31, 1994, which exhibit is incorporated herein by
           reference.                                                        **

    10.94  Letter dated February 22, 1995 regarding Sierra Rutile
           Limited Development Bank Financing.  Reference is
           made to Exhibit 10.92 of Registrant's Report on Form
           10-K for the year ended December 31, 1994, which
           exhibit is incorporated herein by reference.                      **

    10.95  Agreement and Fourth Amending Agreement dated
           March 24, 1995 between Consolidated Rutile Limited
           and Registrant.  Reference is made to Exhibit 10.93
           of Registrant's Report on Form 10-K for the year ended
           December 31, 1994, which exhibit is incorporated
           herein by reference.                                              **

    10.96  Letter Agreement signed by Registrant, Consolidated
           Rutile Limited and, SRL related to CDC, DEG,
           Eximbank, IFC and OPIC dated December 15, 1995.
           Reference is made to Exhibit 10.100 of Registrant's Report on Form 10-K for the year ended December 31, 1995,
           which exhibit is incorporated herein by reference.                **

    10.97  Guaranty among Registrant and DCD, DEG, Eximbank,
           IFC and OPIC dated February 28, 1996.  Reference is
           made to Exhibit 10.101 of Registrant's Report on Form 10-K for the year ended December 31, 1995, which exhibit is
           incorporated herein by reference.                                 **

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
    10.98  Pledge, Assignment and Security Agreement among
           Registrant and CDC, DEG, Eximbank, IFC and OPIC
           dated February 28, 1996.  Reference is made to
           Exhibit 10.102 of Registrant's Report on Form 10-K for the
           year ended December 31, 1995, which exhibit is incor-
           porated herein by reference.                                      **

    10.99  Letter Agreement dated December 19, 1996 between
           Registrant, SRL, Consolidated Rutile Limited and
           CDC, DEG, Eximbank, IFC and OPIC.                                E-4

    10.100 Loan and Security Agreement by and between
           Congress Financial Corporation (Central) and
           Nord Kaolin Company, dated July 10, 1996.                        E-8

    10.101 Promissory note between Registrant (payee) and
           Nord Pacific Limited (maker) dated October
           24, 1996.                                                       E-51

21. SUBSIDIARIES OF REGISTRANT

                                                  Jurisdiction in
              Name of Subsidiary                 Which Incorporated
              ------------------                 -----------------

              Sierra Rutile Limited              Sierra Leone,
                                                 West Africa

              Nord Kaolin Company                Georgia


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
23. CONSENTS OF EXPERTS AND COUNSEL

    23.1   Consent of Deloitte & Touche LLP                                E-54

    23.2   Consent of KPMG                                                 E-55


27. FINANCIAL DATA SCHEDULE                                                E-56


99. ADDITIONAL EXHIBITS

    99.1      Independent Auditors' Report to the Board of
              Directors and Shareholders, Sierra Rutile Limited,
              March 27, 1997                                               E-57

    99.2      Independent Auditors' Report to the Board of
              Directors and Shareholders, Sierra Rutile America
              Inc., March 27, 1997                                         E-58

    99.3      Independent Auditors' Report to the Board of
              Directors and Shareholders, Sierra Rutile Services
              Limited, March 27, 1997                                      E-59

    99.4      Independent Auditors' Report to the Board of
              Directors and Shareholders, Sierra Rutile Holdings
              Limited, March 27, 1997                                      E-60

    99.5      Independent Auditors' Report to the Board of
              Directors and Shareholders, Titanium Minerals
              Marketing International Limited, March 27, 1997              E-61

    99.6      Independent Auditors' Report to the Board of
              Directors and Shareholders, Titanium Minerals
              Marketing International USA, March 27, 1997                  E-62

** Indicates that the exhibit is incorporated by reference in this Annual Report on Form 10-K from a previous filing with the Commission.