Form 10-Q
period 1997-03-31
NORD RESOURCES CORP
filed 1997-05-15
CIK 72316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   F O R M  10-Q
                                   -------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2
                       --------


                           Nord Resources Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                               85-0212139
     -------------------------------        ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation or organization)


8150 Washington Village Drive, Dayton Ohio                 45458
------------------------------------------                 -----
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (937) 433-6307
                                                   --------------

                           Not Applicable
                      ------------------------
          Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X      NO
                                     ---       ---

Common shares outstanding as of April 18, 1997: 21,843,058

                           NORD RESOURCES CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I.  FINANCIAL INFORMATION:

         ITEM 1.   Condensed Financial Statements:

         Balance Sheets - March 31, 1997 and
             December 31, 1996                                              1

         Statements of Operations - Quarters ended
             March 31, 1997 and 1996                                        2

         Statements of Cash Flows -
             Quarters ended March 31, 1997 and 1996                         3

         Notes to Condensed Financial Statements                            4-9

         ITEM 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                              10-12

PART II. OTHER INFORMATION:

         ITEM 1.   Legal Proceedings                                         13

         ITEM 2-5. Inapplicable                                              13

         ITEM 6.   Exhibits and Reports on Form 8-K                          13

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                             CONDENSED BALANCE SHEETS
                                  (In Thousands)
                                      ASSETS
                                      ------

                                                     MARCH 31,      DECEMBER 31,
                                                       1997             1996
                                                     --------       ------------
CURRENT ASSETS:
  Cash and Cash Equivalents                          $ 11,311         $ 15,583
  Restricted Investments - available for sale           2,385            2,376
  Accounts Receivable                                     146              179
  Prepaid Expenses                                        308              163
  Net Assets of Discontinued Operations                10,266            9,766
                                                     ---------        ---------

TOTAL CURRENT ASSETS                                   24,416           28,067

INVESTMENTS IN AND ADVANCES TO AFFILIATES              11,645            9,840

INVESTMENT IN SRL                                      69,345           67,552

PROPERTY, PLANT AND EQUIPMENT, net                         23               27

OTHER ASSETS                                            5,078            4,817
                                                     --------         --------
                                                     $110,507         $110,303
                                                     --------         --------
                                                     --------         --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
  Accounts Payable                                   $    123         $     77
  Accrued Expenses                                        411              539
  Unearned Revenue                                      1,500            1,500
  Obligations to Lenders - SRL                         22,187           21,620
                                                     --------         ---------

TOTAL CURRENT LIABILITIES                              24,221           23,736

RETIREMENT BENEFITS                                     7,253            6,987

STOCKHOLDERS' EQUITY:
  Common Stock                                            218              218
  Additional Paid-in Capital                           77,960           77,950
  Retained Earnings                                       717            1,274
  Cumulative Foreign Currency
   Translation Adjustment                                 281              281
  Minimum Pension Liability                              (143)            (143)
                                                     --------         --------
                                                       79,033           79,580
                                                     --------         --------
                                                     $110,507         $110,303
                                                     --------         --------
                                                     --------         --------


                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                            QUARTERS ENDED
                                                                MARCH 31
                                                        -----------------------
                                                          1997          1996
                                                        --------      ---------

GENERAL AND ADMINISTRATIVE EXPENSES AND                 $  (954)       $ (938)
   (LOSS) FROM OPERATIONS

OTHER INCOME (EXPENSE):
  Interest Income                                           408           145
  Interest Expense                                          (31)          (35)
  Litigation Recoveries                                                   150
  Equity in Net Earnings of Affiliate                        20             4
                                                        --------      ---------

TOTAL OTHER INCOME (EXPENSE)                                397           264
                                                        --------      ---------

(LOSS) FROM CONTINUING OPERATIONS                          (557)         (674)

(LOSS) FROM DISCONTINUED OPERATIONS                                    (1,443)
                                                        --------      ---------
NET (LOSS)                                              $  (557)      $(2,117)
                                                        --------      ---------
                                                        --------      ---------

(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
  From Continuing Operations                            $  (.03)       $ (.04)
  From Discontinued Operations                                           (.09)
                                                        --------      ---------

  Net (Loss)                                            $  (.03)       $ (.13)
                                                        --------      ---------
                                                        --------      ---------
AVERAGE SHARES                                           21,840        15,838
                                                        --------      ---------
                                                        --------      ---------



                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                             CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                 (In Thousands)

                                                            QUARTERS ENDED
                                                                MARCH 31
                                                        -----------------------
                                                          1997          1996
                                                        --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                            $  (557)      $ (2,117)
  Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
     Changes in Assets and Liabilities                       71             98
     Loss from Discontinued Operations                                   1,443
     Depreciation and Amortization                            7             11
     Equity in Net (Earnings) of affiliate                  (20)            (4)
  Net Cash (Used in) Discontinued Operations               (500)        (3,052)
                                                        --------      ---------

Net Cash (Used In) Operating Activities                    (999)        (3,621)
                                                        --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Cash from Sale of Fixed Assets                                        66
  Additions to Other Assets                                (263)           (64)
  Increase in Investments in and Advances
    to Affiliates                                        (1,785)           (30)
  Increase in Investment in SRL                          (1,226)          (359)
                                                        --------      ---------

Net Cash (Used In) Investing Activities                  (3,274)          (387)
                                                        --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock Option Activity                                      10
  Restricted Cash and Investments                            (9)             4
                                                        --------      ---------
Net Cash Provided by Financing Activities                     1              4
                                                        --------      ---------
(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             (4,272)        (4,004)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                     15,583          6,026
                                                        --------      ---------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                          $11,311        $ 2,022
                                                        --------      ---------
                                                        --------      ---------


                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     QUARTERS ENDED MARCH 31, 1997 AND 1996


1.   FINANCIAL STATEMENTS


     The balance sheet at December 31, 1996 is condensed financial information taken from the financial statements, which are audited, but the independent auditors report included a disclaimer of opinion for an uncertainty relating to the ability of the Company to continue as a going concern. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first quarter of 1997 are not necessarily indicative of the results that may be expected for the entire year.

     In February 1997, the Financial Accounting Standard Board issued SFAS No. 128, "Earnings Per Share," which is effective for the Company at December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. As the Company incurred a loss in the first quarter of 1997 and 1996, the adoption of SFAS No. 128 will have no effect on the Company's financial statements for the period ended March 31, 1997 and 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders.


2.   BASIS OF PRESENTATION


     The consolidated financial statements include the accounts of Nord Resources Corporation, and its 50% interest in a rutile mining operation ("SRL") (collectively the "Company"). All significant intercompany transactions and balances are eliminated.

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

     Investments in 20% to 40%-owned affiliates and joint ventures are carried using the equity method.

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

     Certain reclassifications have been made to the March 31, 1996 and December 31, 1996 financial statements to conform to the classifications used in 1997.


3.   INVESTMENT IN SRL


     In January 1995, the Company's 50% owned rutile mining operation in Sierra Leone was attacked by non-government forces. As a result, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. The resumption of operations is dependent upon many conditions including (1) Sierra Leone having an acceptable political environment within which to operate, (2) SRL having adequate levels of security in and around the minesite area, (3) SRL completing an accurate assessment of the cost of resuming operations, (4) SRL successfully renegotiating its operating agreements with the government of Sierra Leone and (5) SRL obtaining adequate levels of financing at acceptable terms. Cost of resuming operations includes repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. Until SRL personnel can complete a detailed assessment of the condition of SRL's assets, it is not possible to accurately estimate these costs. There is no certainty that adequate financing would be available to fund the above noted costs, although management of the Company, SRL and the other 50% owner of SRL are engaged in advanced discussions with potential financing sources. The Company is not yet able to determine when operations will resume at the Sierra Leone mine. If the above noted conditions for resuming operations in Sierra Leone are not satisfied, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL.

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

     The Company intends to resume proportional consolidation for its 50% share in each of the assets, liabilities and operations of SRL once SRL reestablishes its operations. At that time, the Company will recognize its share of SRL's operating results since January 1, 1995 in its statement of operations. If the Company had resumed proportional consolidation at March 31, 1997, it would have recognized $13,358,000 as its share of SRL's operating loss since January 1, 1995.

     During the quarter ended March 31, 1997 the Company contributed $1,226,000 as its 50% share of funding for SRL's cash needs, primarily to satisfy vendor payments, to fund ongoing operational needs of SRL and for certain costs related to the SRL mine rehabilitation program.

     Summarized financial data for the Company's 50% share of SRL's operations are as follows:

                                                       Quarters Ended
                                                          March 31,
                                                   ------------------------
                                                     1997            1996
                                                   ---------      ---------
                                                        (in thousands)

     Revenues                                      $    492       $  481
     Less Costs and Expenses:
       Cost of Sales                                    272           36
       Selling, General and Administrative            1,094          493
       Other Expense                                    738          486
       Income Tax Expense                                18            6
                                                   ---------      -------
     Net (Loss)                                    $ (1,630)      $ (540)
                                                   ---------      ---------
                                                   ---------      ---------

     Included in revenues for 1996 is $409,000 received in an insurance settlement from claims made for costs related to the evacuation of the SRL operations in Sierra Leone. The increase in selling, general and administrative costs in 1997 compared to 1996 is primarily related to security costs incurred in 1997 and increased activity related to commencement of the mine rehabilitation program. An impairment reserve of $3,000,000 was recorded in the first quarter of 1995 as the Company's 50% share of damage to assets. The Company will likely record an additional impairment reserve when a more extensive damage assessment can be performed. Although SRL will incur costs to restart the operations, the amount of an additional impairment and costs to restart the operations, cannot be estimated currently. If adequate security in and around SRL's operations is not attainable or the estimated costs of resuming SRL's operations in Sierra Leone are prohibitive, the Company may have to record an impairment reserve against a portion or possibly all of its investment in SRL.


4.   INDEBTEDNESS


     As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The lenders have agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until July 1, 1997 to allow SRL time to determine the damage to the mining operations, assess the political situation in Sierra Leone and develop and present a plan for refinancing, rehabilitating and reopening the mining operation. The forebearance agreement would terminate if there is a material change in circumstances. As of March 31, 1997 and December 31, 1996, amounts due the lenders by SRL have been classified in the balance sheet as a current liability.

     The financing agreements contain restrictive covenants relating to SRL including requirements to maintain minimum current and debt coverage ratios and a limit on indebtedness compared to net worth and a limit on the amount of dividends. Additional covenants under these agreements include restrictions on change of control of SRL and limitations on additional indebtedness at SRL.

     Separately, as a condition to the forebearance and as security for its guarantee, the Company has pledged proceeds it may receive from claims made under a political risk insurance policy issued by an agency of the United States government. The Company will be able to retain the first $2.7 million of the proceeds. Any additional proceeds will be held in trust and funds will be released from the trust when the Company's 50% share of the deferred principal payments have been made and no events of default exist under the financing agreements.

5.   DISCONTINUED OPERATIONS

     On April 23, 1997 the Company sold substantially all the assets (except cash and accounts receivable) of its 80% owned subsidiary, Nord Kaolin Company ("NKC"), for $20 million less $735,000 relating to certain accruals assumed by the purchaser. Under the sale agreement, the Company is responsible for the payment of a majority of the liabilities of NKC. At December 31, 1996 the Company recorded a loss on disposal of $18,912,000 and a provision for operating losses to disposal date of $2,500,000. The Company expects to realize $10.3 million in cash from this sale (after payment of NKC's liabilities and other liabilities incurred as a result of the transaction), of which $6.3 million was received at closing. The remaining amount is expected to be realized in the second quarter of 1997. In addition, the restriction on use of $2.4 million of investments, previously used to secure payment of certain of NKC's liabilities, has been removed.

     Sales of $7.1 million and $8.4 million and the respective cost of sales, selling, general and administrative expenses and interest expense for the quarters ended March 31, 1997, and 1996, respectively, have been reclassified from continuing operations in the statement of operations and are included in the loss from discontinued operations. During the first quarter of 1997, the Company charged $1,771,000 against the provision for operating losses to disposal date.

     The assets (liabilities) of discontinued operations are summarized as follows:
                                                   March 31,      December 31,
                                                     1997            1996
                                                   ---------      ------------
                                                         (in thousands)

     Current Assets                                $  8,492         $  9,071
     Plant and equipment and deferred charges        19,485           20,237
     Other current liabilities                      (13,459)         (13,475)
     Accrued transaction costs                       (1,611)          (1,611)
     Estimated operating losses to disposal date       (729)          (2,500)
     Long-term liabilities                           (1,912)          (1,956)
                                                   ---------      ------------
     Net Assets of Discontinued Operations         $ 10,266            9,766
                                                   ---------      ------------
                                                   ---------      ------------

6.   NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE


     Net (loss) per common share and common equivalent share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common share equivalents when applicable.


7.   EQUITY IN NET (LOSS) OF AFFILIATE


     The Company has a 35% interest in Nord Pacific Limited at March 31, 1997. Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:

                                                       Quarters Ended
                                                           March 31,
                                                   ------------------------
                                                     1997            1996
                                                   ---------      ---------
                                                        (in thousands)

     Sales                                         $  3,936       $  3,210
     Less costs and expenses                         (3,409)        (3,102)
     Foreign currency transaction gain (loss)            31            (43)
     Forward currency exchange contracts
         gain (loss)                                   (170)           384
     Copper contracts gain (loss)                       232           (301)
     Other income                                        37             65
     Provision for taxes                               (700)          (300)
                                                   ---------      ---------

     Net (loss)                                    $    (43)      $    (87)
                                                   ---------      ---------
                                                   ---------      ---------

     The Company's share of the net (loss) for the quarters ended March 31, 1997 and 1996 was $(15,000) and $(31,000), respectively.


8.   LITIGATION


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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's securities filings.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased from $15.6 million at December 31, 1996 to $11.3 million at March 31, 1997. The Company's administrative activities required $479,000 in cash during the first quarter of 1997 while $500,000 was used to fund the discontinued kaolin segment. Cash of $263,000 was used for additions to other assets and $1.2 million was advanced to SRL and $1.8 million was advanced to Nord Pacific during the first quarter of 1997.

The Company has made available, at its discretion, two demand loans for up to $1 million each to Nord Pacific Limited ("Pacific"), one for operating needs and one for funding an escrow account required by a lender to Pacific. During the first quarter of 1997 the Company advanced $1.8 million to Pacific and at March 31, 1997 the Company was owed $3.0 million by Pacific. If Pacific is successful in completing a public offering of its common stock in Canada, the Company has agreed to purchase that number of additional shares of common stock from Pacific so that it would maintain approximately a 30% interest in Pacific. The Company estimates that the purchase price could approximate $4.5 million. Any amount owed by Pacific at the date the above offering is completed will be used by the Company to pay a portion of the purchase price.

On April 23, 1997, the Company completed the sale of substantially all of the assets of Nord Kaolin Company ("NKC"). After collection of NKC's accounts receivable and settlement of NKC's liabilities and other liabilities incurred as a result of this transaction, the Company received $6.3 million on April 23, 1997 and anticipates that during the second quarter of 1997 it will receive an additional $4.0 million of net proceeds as a result of this transaction. In addition, the restriction on use of $2.4 million of investments, previously used to secure payment of certain of NKC's liabilities, has been removed.

     With the sale of the kaolin operations, the Company's business consists of a 50% ownership in SRL and a 35% ownership in Pacific. The Company anticipates that its cash balances, including cash received from the sale of the kaolin assets, will be sufficient to fund its administrative activities for the foreseeable future. The Company has not made any commitment to provide funds to Pacific other than the current demand loans outstanding and does not anticipate that it will be requested to provide any additional funding to Pacific, once Pacific completes the aforementioned public offering. However, the Company expects to be required to fund SRL's cash needs as described below.

     Due to the suspension of its operations, SRL has relied and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. Funds are expected to continue to be required by SRL for maintaining a limited workforce, payment of vendors, costs of security at the mine and interest on loans outstanding. The Company has sufficient funds to continue funding SRL for these purposes for the foreseeable future; however, it is the Company's and SRL's intention to continue with plans for resumption of SRL's operations. Among other key factors in that process is the availability of adequate levels of funding. SRL's preliminary projections indicate that it may require approximately $90 million through 1998 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL has held advanced discussions with its current lenders and other lending sources to determine if funds would be available from these sources to fund the major portion of the above requirements. The Company cannot determine if any additional funding will be available at terms which would be acceptable to SRL and the Company. To the extent funds are not available from these or other sources, the Company would be required to contribute its 50% share of SRL's cash requirements. However, the Company would likely not be able to fund a significant amount to SRL without obtaining capital from other sources. One source of cash could be from the payment of claims which have been and will be made by the Company under an insurance policy covering damage to assets at SRL due to political violence, as described below. SRL has begun various aspects of its planned rehabilitation program. The Company's share of funds which has been committed for these efforts is $4.5 million, which is expected to be funded to SRL through June 1997. These funds are expected to be available from the Company's cash balances.

     A result of the suspension of the SRL operations is that SRL is not in compliance with certain financial and operational covenants under its bank financing agreements. At March 31, 1997, the Company's 50% share of SRL's obligations to the lenders is $22.2 million, payment of which has been guaranteed by the Company. The lenders have agreed to forebear through July 1, 1997 (extended from January 1, 1997) from accelerating payment of the outstanding indebtedness, to enable SRL to assess its future operating alternatives. The forebearance would terminate if a material change in conditions occurs, as determined by the lenders, and requires SRL to expend at least $500,000 each quarter to pay for its liabilities and purchases. In addition to discussing the availability of additional financing from these lenders, SRL has discussed revision of the terms of the present financing agreements, including deferral of payments to beyond 1999. SRL and the Company are not able to determine the willingness of the lenders to approve any modification of the present loan terms beyond July 1, 1997, at which date payment of the entire amount of the loans outstanding could be demanded by the lenders.

     The Company has filed a claim for damage due to political violence at SRL under a political risk insurance policy which has a coverage limit of $15.7 million. Additional documents and proof of loss are required to be filed as more information becomes available as to damage at the mine and the cost to
repair equipment.   The Company has received a $1.5 million provisional payment from the insurer; however, it is not able to estimate the total amount or timing of any future payments which may be received from claims under this policy. The Company is obligated to return any or all of this amount if it does not comply with certain provisions with respect to its efforts to repair damage at SRL or if the final amount of damage is less than that amount. The Company has pledged any proceeds in excess of $2.7 million it may receive under this policy as security under the bank financing agreements.


RESULTS OF OPERATIONS


The Company incurred a net loss from continuing operations of $557,000 and $674,000 in the quarters ended March 31, 1997 and 1996, respectively. Since the Company has adopted the cost basis of accounting for its investment in the rutile segment, the results do not include any amounts relating to its operations. Selling, general and administrative expense in the first quarter of 1997, which comprised the majority of the Company's loss, were comparable to the level of expenses incurred in 1996. Interest income increased in 1997 compared to 1996 due primarily to a higher level of funds available for investment in 1997.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

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



DATE:  May 14, 1997