Form 10-Q
period 1997-06-30
NORD RESOURCES CORP
filed 1997-08-14
CIK 72316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2
                       --------

                           Nord Resources Corporation
                           --------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 85-0212139
             --------                                 ----------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

8150 Washington Village Drive, Dayton Ohio               45458
------------------------------------------               -----
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (937) 433-6307
                                                   --------------

                               Not Applicable
                               --------------
                Former name, former address and former fiscal
                    year, if changed since last report

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

Common shares outstanding as of August 7, 1997: 21,876,288

                           NORD RESOURCES CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I.  FINANCIAL INFORMATION:

         ITEM 1.   Condensed Financial Statements:

         Balance Sheets - June 30, 1997 and
             December 31, 1996                                           1

         Statements of Operations - Quarter and Two
            Quarters ended June 30, 1997 and 1996                        2

         Statements of Cash Flows -
             Quarter and Two Quarters ended
             June 30, 1997 and 1996                                      3

         Notes to Condensed Financial Statements                        4-9

         ITEM 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                        10-12

PART II. OTHER INFORMATION:

         ITEM 1.     Legal Proceedings                                  13

         ITEM 2-5.   Inapplicable                                       13

         ITEM 6.     Exhibits and Reports on Form 8-K                   13

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                     ASSETS

                                                      JUNE 30,      DECEMBER 31,
                                                       1997             1996
                                                     --------       ------------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                          $ 17,618        $ 15,583
  Restricted Cash                                         496
  Restricted Investments - available for sale                           2,376
  Accounts Receivable                                   1,517             179
  Prepaid Expenses                                        465             163
  Net Assets of Discontinued Operations                                 9,766
                                                     --------        --------

TOTAL CURRENT ASSETS                                   20,096          28,067

INVESTMENTS IN AND ADVANCES TO AFFILIATES              11,166           9,840

INVESTMENT IN SRL                                      73,025          67,552

PROPERTY, PLANT AND EQUIPMENT, net                         58              27

OTHER ASSETS                                            5,931           4,817
                                                     --------        --------
                                                     $110,276        $110,303
                                                     --------        --------
                                                     --------        --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                   $    721        $     77
  Accrued Expenses                                      1,112             539
  Unearned Revenue                                      1,500           1,500
  Obligations to Lenders - SRL                         21,265          21,620
                                                     --------        --------

TOTAL CURRENT LIABILITIES                              24,598          23,736

RETIREMENT BENEFITS                                     7,518           6,987

STOCKHOLDERS' EQUITY:
  Common Stock                                            219             218
  Additional Paid-in Capital                           78,035          77,950
  Retained Earnings (Deficit)                            (231)          1,274
  Cumulative Foreign Currency
   Translation Adjustment                                 281             281
  Minimum Pension Liability                              (143)           (143)
                                                     --------        --------
                                                       78,161          79,580
                                                     --------        --------
                                                     $110,276        $110,303
                                                     --------        --------
                                                     --------        --------

                 See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                             QUARTER ENDED                TWO QUARTERS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                         ----------------------        ----------------------
                                                           1997           1996           1997           1996
                                                         -------        -------        -------        -------
GENERAL AND ADMINISTRATIVE EXPENSES                      $(1,584)       $(1,162)       $(2,538)       $(2,100)

OTHER INCOME (EXPENSE):
  Interest Income                                            530            234            939            378
  Interest Expense                                           (31)           (36)           (63)           (71)
  Litigation Recoveries                                                                                   150
  Equity in Net Earnings (Loss) of Affiliate                 (88)            85            (68)            88
                                                         -------        -------        -------        -------

TOTAL OTHER INCOME (EXPENSE)                                 411            283            808            545
                                                         -------        -------        -------        -------

(LOSS) FROM CONTINUING OPERATIONS                         (1,173)          (879)        (1,730)        (1,555)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                     225         (1,467)           225         (2,909)
                                                         -------        -------        -------        -------

NET (LOSS)                                               $  (948)       $(2,346)       $(1,505)       $(4,464)
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------

GAIN (LOSS) PER COMMON AND COMMON
    EQUIVALENT SHARE:
  From Continuing Operations                             $  (.05)       $  (.05)       $  (.08)       $  (.09)
  From Discontinued Operations                               .01           (.08)           .01           (.17)
                                                         -------        -------        -------        -------

  Net (Loss)                                             $  (.04)       $  (.13)       $  (.07)       $  (.26)
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------

AVERAGE SHARES                                            21,854         18,718         21,847         17,278
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------

                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                             CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                             TWO QUARTERS ENDED
                                                                                  JUNE 30,
                                                                        ---------------------------
                                                                          1997                1996
                                                                        -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                            $(1,505)            $(4,464)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
     Changes in Assets and Liabilities                                      778                 164
     (Gain) Loss from Discontinued Operations                              (225)              2,909
     Depreciation and Amortization                                           15                  20
     Equity in Net (Earnings) Loss of Affiliate                              67                 (88)
  Net Cash (Used in) Discontinued Operations                               (690)             (3,277)
                                                                        -------             -------

Net Cash (Used In) Operating Activities                                  (1,560)             (4,736)
                                                                        -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Cash from Sale of Fixed Assets                                                            134
  Capital Expenditures                                                      (40)
  Additions to Other Assets                                                (155)               (445)
  Sale (Purchase) of Short Term Investments                               2,376              (6,820)
  Proceeds from Sale of Investment                                          243
  Proceeds from Sale of Discontinued Operations                           9,453
  Increase in Investments in and Advances to Affiliates                  (2,539)                (58)
  Increase in Investment in SRL                                          (5,828)               (887)
                                                                        -------             -------

Net Cash Provided By (Used In) Investing Activities                       3,510              (8,076)
                                                                        -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock Option Activity                                                      85
  Restricted Cash and Investments                                                                (4)
  Issuance of Common Stock                                                                   10,000
                                                                        -------             -------

Net Cash Provided by Financing Activities                                    85               9,996
                                                                        -------             -------

(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                              2,035              (2,816)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                                     15,583               6,026
                                                                        -------             -------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                                          $17,618             $ 3,210
                                                                        -------             -------
                                                                        -------             -------


                   See notes to condensed financial statements

                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTERS ENDED JUNE 30, 1997 AND 1996

1.   FINANCIAL STATEMENTS


     The balance sheet at December 31, 1996 presents condensed financial information taken from the financial statements, which are audited, but the independent auditors report included a disclaimer of opinion for an uncertainty relating to the ability of the Company to continue as a going concern. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first two quarters of 1997 are not necessarily indicative of the results that may be expected for the entire year.

     In February 1997, the Financial Accounting Standard Board issued SFAS No. 128, "Earnings Per Share," which is effective for the Company at December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. As the Company incurred a loss in the first two quarters of 1997 and 1996, the adoption of SFAS No. 128 will have no effect on the Company's financial statements for the period ended June 30, 1997 and 1996.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require disclosure in the financial statements of all the changes in equity during a period from transactions and other events and circumstances from non-owner sources. Items included in comprehensive income will include separate classification of items based upon their nature. The Statement requires that comparative information for prior years to be restated. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The effect on the Corporation's financial statements has not yet been determined.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders.


2.   BASIS OF PRESENTATION


     The consolidated financial statements include the accounts of Nord Resources Corporation and its 50% interest in a rutile mining operation ("SRL") (collectively the "Company"). All significant intercompany transactions and balances are eliminated.

     SRL as used in these financial statements includes Sierra Rutile Holdings, Sierra Rutile Limited (the mining operation) and other subsidiaries of the Company and Sierra Rutile Holdings that are economically dependent on the mining operation. As a result of the situation described in Note 3, the Company's 50% investment in SRL is carried at the cost basis of accounting in the balance sheet.

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

     Certain reclassifications have been made to the June 30, 1996 and December 31, 1996 financial statements to conform to the classifications used in 1997.

3.   INVESTMENT IN SRL

     In January 1995, the Company's 50% owned rutile mining operation in Sierra Leone was attacked by non-government forces. As a result, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. The resumption of operations by SRL is dependent upon many conditions including (1) Sierra Leone having an acceptable political environment within which to operate, (2) having adequate levels of security in and around the minesite area, (3) completing an accurate assessment of the cost of resuming operations, (4) successfully renegotiating SRL's operating agreements with the government of Sierra Leone and (5) obtaining adequate levels of financing at acceptable terms. Cost of resuming operations includes repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. Until SRL personnel can complete a detailed assessment of the condition of SRL's assets, it is not possible to accurately estimate these costs. There is no certainty that adequate financing would be available to fund the above noted costs, although management of the Company, SRL and the other 50% owner of SRL are engaged in advanced discussions with potential financing sources. The Company is not yet able to determine when operations will resume at the Sierra Leone mine. If the above noted conditions for resuming operations in Sierra Leone are not satisfied, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL.

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

     The Company intends to resume proportional consolidation for its 50% share in each of the assets, liabilities and operations of SRL once SRL reestablishes its operations. At that time, the Company will recognize its share of SRL's operating results since January 1, 1995 in its statement of operations. If the Company had resumed proportional consolidation at June 30, 1997, it would have recognized $16,022,000 as its share of SRL's operating loss since January 1, 1995.

     During the two quarters ended June 30, 1997 the Company contributed $5,828,000 as its 50% share of funding for SRL's cash needs, primarily to satisfy vendor payments, to fund costs for the ongoing operational needs of SRL and for certain costs related to the SRL mine rehabilitation program.

     Summarized financial data for the Company's 50% share of SRL's operations are as follows:

                                                       Two Quarters Ended
                                                            June 30,
                                                    ------------------------
                                                      1997             1996
                                                    -------          -------
                                                          (in thousands)
     Revenues                                       $ 1,216          $ 1,052
     Less Costs and Expenses:
       Cost of Sales                                    539              255
       Selling, General and Administrative            3,373            1,777
       Other Expense                                  1,566            1,000
       Income Tax Expense                                32               24
                                                    -------          -------

     Net (Loss)                                     $(4,294)         $(2,004)
                                                    -------          -------
                                                    -------          -------

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

4.   INDEBTEDNESS

     The suspension of its mining operations has resulted in SRL not being in compliance with certain financial and operational covenants under its bank financing agreements. The lenders had agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until July 1, 1997 to allow SRL time to determine the damage to the mining operations, assess the political situation in Sierra Leone and develop and present a plan for refinancing, rehabilitating and reopening the mining operation. This forebearance period was extended through September 30, 1997 by the lenders in exchange for a prepayment of interest due during the extension period and payment of 50% of the next principal payment due each lender. The Company's share of this payment was $1,492,000. The forebearance agreement would terminate if there is a material change in circumstances. As of June 30, 1997 and December 31, 1996, amounts due the lenders by SRL have been classified in the balance sheet as a current liability.

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

5.   DISCONTINUED OPERATIONS

     On April 23, 1997 the Company sold substantially all the assets (except cash and accounts receivable) of its 80% owned subsidiary, Nord Kaolin Company ("NKC"), for $20 million less $735,000 relating to certain accruals assumed by the purchaser. Under the sale agreement, the Company is responsible for the payment of a majority of the liabilities of NKC.
     At December 31, 1996 the Company recorded a loss on disposal of $18,912,000 and a provision for operating losses to disposal date of $2,500,000. Through June 30, 1997 the Company received $9.5 million in cash as a result of this transaction (including collection of accounts receivable and payment of a majority of NKC's liabilities and other liabilities incurred as a result of the transaction). The Company received an additional $1.1 million in July 1997 which the Company estimates to be substantially all of the cash it will receive as a result of this transaction.

     Sales of $8.6 million and $16.8 million for the two quarters ended June 30, 1997, and 1996, respectively, and the respective cost of sales, selling, general and administrative expenses and interest expense, have been reclassified from continuing operations in the statement of operations and are included in the loss from discontinued operations. During the first two quarters of 1997, the Company charged $2,275,000 against the provision for operating losses to disposal date. At June 30, 1997 the Company has determined that the remaining provision is not required, has eliminated the remaining accrual for loss on disposition and has recorded a $225,000 gain in the second quarter of 1997.

6.   NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net (loss) per common share and common equivalent share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common share equivalents when applicable.

7.   EQUITY IN NET (LOSS) OF AFFILIATE

     The Company has a 35% interest in Nord Pacific Limited at June 30, 1997. Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:
                                          Two Quarters Ended June 30
                                          --------------------------
                                                    1997                1996
                                                  -------             -------
                                               (in thousands)

     Sales                                        $ 8,125             $ 7,079
     Less costs and expenses                       (6,752)             (6,135)
     Foreign currency transaction gain (loss)          88                 (22)
     Forward currency exchange contracts
         gain (loss)                                 (579)                379
     Copper contracts gain (loss)                     382                (265)
     Other income (expense)                          (257)               (146)
     Provision for taxes                           (1,400)               (835)
                                                  -------             -------

     Net income (loss)                            $  (393)            $    55
                                                  -------             -------
                                                  -------             -------

     The Company's share of the net (loss) for the two quarters ended June 30, 1997 and 1996 was $(138,216) and $19,379, respectively.

     In connection with a public offering of stock by Nord Pacific Limited ("Pacific"), on July 31, 1997, the Company used $1,748,000 of the amount owed it by Pacific to purchase 349,549 Units in a private placement at $5.00 per unit, the same price received by Pacific in its public offering. A Unit consists of one common share and one-half of one purchase warrant. The warrant can be exercised at a price of $9.00 (Canadian) or currently $6.50 (U.S.) per share at any time prior to July 3, 1998. As a result of the above transaction the Company's ownership interest in Pacific decreased to 30%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash increased from $15.6 million at December 31, 1996 to $18.1 million at June 30, 1997. The Company's administrative activities required $1.1 million in cash during the first two quarters of 1997 while $690,000 was used to fund the discontinued kaolin segment. Cash of $155,000 was used for additions to other assets, $5.8 million was advanced to SRL and $2.3 million was advanced to Nord Pacific during the first two quarters of 1997.

The Company made available two demand loans for up to $1 million each to Nord Pacific Limited ("Pacific"), one for operating needs and one for funding an escrow account required by a lender to Pacific. During the first two quarters of 1997 the Company advanced $2.3 million to Pacific and at June 30, 1997 the Company was owed $3.3 million by Pacific. In connection with a public offering of Units by Pacific, on July 3, 1997 the Company used $1,748,000 of the amount owed it by Pacific to purchase 349,549 Units in a private placement at $5.00 per Unit, the same price received by Pacific in its public offering. A Unit consists of one common share and one-half of one purchase warrant. As a result of the above transactions, the Company's ownership interest in Pacific decreased to 30%. In July
Pacific repaid $800,000 owed to the Company from the proceeds of its public offering with the balance scheduled for repayment in August, 1997.

On April 23, 1997, the Company completed the sale of substantially all of the assets of Nord Kaolin Company ("NKC"). Including collection of NKC's accounts receivable and settlement of NKC's liabilities and other liabilities incurred as a result of this transaction, the Company received $9.5 million during the second quarter of 1997. In July, 1997 the Company received the final proceeds from this transaction of $1.1 million. In addition, the restriction on use of $2.4 million of investments, previously used to secure payment of certain of NKC's liabilities, has been removed.

     The Company's business consists of a 50% ownership in SRL and a 30% ownership in Pacific. The Company anticipates that its cash balances will be sufficient to fund its administrative activities for the foreseeable future. The Company does not anticipate that it will be requested to provide any additional funding to Pacific for the foreseeable future. However, the Company expects to be required to fund SRL's cash needs as described below.

     During the suspension of its operations, SRL has relied and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. Funds are expected to continue to be required by SRL for maintaining a limited workforce, payment of vendors, costs of security at the mine and payment of interest on loans outstanding. The Company has sufficient funds to continue funding SRL for these purposes for the foreseeable future; however, it is the Company's and SRL's intention to continue with plans for resumption of SRL's operations. Among other key factors in that process is the availability of adequate levels of funding. SRL's preliminary projections indicate that it may require approximately
$90 million through 1998 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL has held advanced discussions with its current lenders and other lending sources to determine if funds would be available from these sources to fund the major portion of the above requirements. The Company cannot determine if any additional funding will be available, and if available whether the terms thereof would be acceptable to the Company and the other shareholder of SRL. To the extent funds are not available from these or other sources, the Company would be required to contribute its 50% share of SRL's cash requirements. However, the Company would likely not be able to fund a significant amount to SRL without obtaining capital from other sources. One source of cash could be from the payment of claims which have been and will be made by the Company under an insurance policy covering damage to assets at SRL due to political violence, as described below. SRL began various aspects of its planned rehabilitation program in early 1997. However, in late May 1997, a military coup renewed civil disturbances in Sierra Leone caused SRL to suspend its mine rehabilitation efforts and evacuate all expatriate personnel from Sierra Leone. Neither SRL nor the Company is able to project when political conditions in Sierra Leone will improve to allow resumption of the mine rehabilitation efforts.

     The suspension of its operations has resulted in SRL not being in compliance with certain financial and operational covenants under its bank financing agreements. At June 30, 1997, the Company's 50% share of SRL's obligations to the lenders is $21.3 million, payment of which has been guaranteed by the Company. The lenders have agreed to forebear through September 30, 1997 (extended from January 1, and July 1, 1997) from accelerating payment of the outstanding indebtedness, to enable SRL to assess its future operating alternatives. The forebearance would terminate if a material change in conditions occurs, as determined by the lenders, and requires SRL to expend at least $500,000 each quarter to pay for its liabilities and purchases. In addition to discussing the availability of additional financing from these lenders, SRL has discussed revision of the terms of the present financing agreements, including deferral of payments to beyond 1999. SRL and the Company are not able to determine the willingness of the lenders to approve any modification of the present loan terms beyond September 30, 1997, at which date payment of the entire amount of the loans outstanding could be demanded by the lenders. The Company presently does not have sufficient funds to repay the entire amount of SRL's obligations to lenders for which it has guaranteed payment. If the lenders were to request full payment at the end of the forebearance period, the Company would likely have to seek funding from other sources, including funds which may be available from the political risk insurance policy described below.

     The Company has filed a claim for damage due to political violence at SRL under a political risk insurance policy which has a coverage limit of $15.7 million. Additional documents and proof of loss are required to be filed as more information becomes available as to damage at the mine and the
cost to repair equipment.   The Company has received a $1.5 million
provisional payment from the insurer; however, it is not able to estimate the total amount or timing of any future payments which may be received from claims under this policy. The Company is obligated to return any or all of this payment if the final amount of damage is less than that amount. The Company has pledged any proceeds in excess of $2.7 million it may receive under this policy as security under the bank financing agreements.

RESULTS OF OPERATIONS

The Company incurred a net loss from continuing operations of $1,730,000 and $1,173,000 in the two quarters and quarter ended June 30, 1997 and $1,555,000 and $879,000 for the same periods in 1996. Since the Company has adopted the cost basis of accounting for its investment in the rutile segment, the results do not include any amounts relating to its operations. The increase in selling general and administrative expense in 1997 compared to 1996 was primarily due to forgiveness of $300,000 of loans to two executives as part of an employment agreements and an additional $300,000 accrued for severance of other employees. Overall costs were lower due to a reduction in administrative staff and activities. Interest income increased in 1997 compared to 1996 due primarily to a higher level of funds available for investment in 1997.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEMS 2-5.

Inapplicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K.

     Exhibit No.                         Description
     -----------                         -----------
         27                        Financial Data Schedule

(b) The Company filed a report on Form 8-K on May 8, 1997 reporting the sale of substantially all the assets of its 80% owned subsidiary, Nord Kaolin Company.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORD RESOURCES CORPORATION
                                  (Registrant)



                                  /s/ Terence H. Lang
                                  -------------------------------------
                                  Terence H. Lang
                                  Senior Vice President - Finance
                                  (Principal Financial Officer and
                                  Authorized Officer)


DATE:  August 14, 1997