Form 10-Q
period 1997-09-30
NORD RESOURCES CORP
filed 1997-11-14
CIK 72316

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     F O R M 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                          OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2


                             Nord Resources Corporation
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


            Delaware                                  85-0212139
  ----------------------------------       ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
   of incorporation or organization)

 8150 Washington Village Drive, Dayton Ohio                    45458
 -----------------------------------------                     -----
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

Common shares outstanding as of November 10, 1997: 21,905,488

                              NORD RESOURCES CORPORATION
                                   AND SUBSIDIARIES

                                        INDEX


                  PAGE                                               NUMBER
                  ----                                               ------
PART I.  FINANCIAL INFORMATION:

    ITEM 1.   Condensed Financial Statements:

    Balance Sheets - September 30, 1997 and
        December 31, 1996                                                 1

    Statements of Operations - Quarter and Three
       Quarters ended September 30, 1997 and 1996                         2

    Statements of Cash Flows -
        Quarter and Three Quarters ended
        September 30, 1997 and 1996                                       3

    Notes to Condensed Financial Statements                              4-11

    ITEM 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                12-15

PART II. OTHER INFORMATION:

    ITEM 1.   Legal Proceedings                                           16

    ITEM 2-5. Inapplicable                                                16

    ITEM 6.   Exhibits and Reports on Form 8-K                            16


                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED BALANCE SHEETS
                                    (In Thousands)
                                        ASSETS


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                        ----           ----
                                                     (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                          $  16,797     $  15,583
  Restricted Investments - available for sale                          2,376
  Accounts Receivable                                      254           179
  Prepaid Expenses                                         312           163
  Net Assets of Discontinued Operations                                9,766
                                                     ---------     ---------

TOTAL CURRENT ASSETS                                    17,363        28,067

INVESTMENTS IN AND ADVANCES TO AFFILIATES                9,345         9,840

INVESTMENT IN SRL                                       75,024        67,552

PROPERTY, PLANT AND EQUIPMENT, net                          53            27

OTHER ASSETS                                             6,927         4,817
                                                     ---------     ---------
                                                     $ 108,712     $ 110,303
                                                     ---------     ---------
                                                     ---------     ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                   $    221      $     77
  Accrued Expenses                                      1,044           539
  Unearned Revenue                                      1,500         1,500
  Obligations to Lenders - SRL                         20,349        21,620
                                                     ---------     ---------

TOTAL CURRENT LIABILITIES                              23,114        23,736

RETIREMENT BENEFITS                                     7,667         6,987

STOCKHOLDERS' EQUITY:
  Common Stock                                            219           218
  Additional Paid-in Capital                           78,100        77,950
  Retained Earnings (Deficit)                            (484)        1,274
  Cumulative Foreign Currency
   Translation Adjustment                                 239           281
  Minimum Pension Liability                              (143)         (143)
                                                     ---------     ---------
                                                       77,931        79,580
                                                     ---------     ---------
                                                     $108,712      $110,303
                                                     ---------     ---------
                                                     ---------     ---------


                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                          CONDENSED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Per Share Amounts)
                                     (Unaudited)


                                                   QUARTER ENDED        THREE QUARTERS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                  ------------------    ----------------------
                                                  1997        1996         1997          1996
                                                  ----        ----         ----          ----
GENERAL AND ADMINISTRATIVE EXPENSES             $(1,020)    $  (865)    $ (3,559)    $(2,966)

OTHER INCOME (EXPENSE):
  Interest Income                                   632         245        1,571         625
  Interest Expense                                  (31)        (35)         (94)       (107)
  Litigation Recoveries                                                                  150
  Equity in Net Earnings (Loss) of Affiliate        166         135           99         223
                                                -------     -------     --------     -------
TOTAL OTHER INCOME (EXPENSE)                        767         345        1,576         891
                                                -------     -------     --------     -------
(LOSS) FROM CONTINUING OPERATIONS                  (253)       (520)      (1,983)     (2,075)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                     (1,444)         225      (4,353)
                                                -------     -------     --------     -------
NET (LOSS)                                      $  (253)    $(1,964)    $ (1,758)    $(6,428)
                                                -------     -------     --------     -------
                                                -------     -------     --------     -------

GAIN (LOSS) PER COMMON AND COMMON
    EQUIVALENT SHARE:
  From Continuing Operations                    $  (.01)    $  (.03)    $   (.09)    $  (.12)
  From Discontinued Operations                      .          (.08)         .01        (.25)
                                                -------     -------     --------     -------
  Net (Loss)                                    $  (.01)    $  (.11)    $   (.08)    $  (.37)
                                                -------     -------     --------     -------
                                                -------     -------     --------     -------
AVERAGE SHARES                                   21,901      18,718       21,865      17,278
                                                -------     -------     --------     -------
                                                -------     -------     --------     -------

                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED STATEMENTS OF
                                      CASH FLOWS
                                    (In Thousands)
                                     (Unaudited)


                                                        THREE QUARTERS ENDED
                                                            SEPTEMBER 30,
                                                        --------------------
                                                         1997         1996
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                          $ (1,758)    $  (6,428)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
     Changes in Assets and Liabilities                   1,042         1,942
     (Gain) Loss from Discontinued Operations             (225)        4,353
     Depreciation and Amortization                          22            27
     Equity in Net (Earnings) Loss of Affiliate            (98)         (223)
  Net Cash (Used in) Discontinued Operations              (930)       (4,183)
                                                       -------       -------
Net Cash (Used In) Operating Activities                 (1,947)       (4,512)
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Cash from Sale of Fixed Assets                                     186
  Capital Expenditures                                     (40)
  Additions to Other Assets                             (1,154)       (1,169)
  Sale (Purchase) of Short Term Investments              2,376        (6,820)
  Proceeds from Sale of Investment                         243
  Proceeds from Sale of Discontinued Operations         10,921
  (Decrease) in Investments in and Advances
    to Affiliates                                         (594)         (180)
  Increase in Investment in SRL                         (8,742)       (1,315)
                                                       -------       -------
Net Cash Provided By (Used In) Investing Activities      3,010        (9,298)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock Option Activity                                    151           (88)
  Restricted Cash and Investments                                        235
  Issuance of Common Stock                                            10,000
                                                       -------       -------
Net Cash Provided by Financing Activities                  151        10,147
                                                       -------       -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             1,214        (3,663)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                    15,583         6,026
                                                       -------       -------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                         $16,797       $ 2,363
                                                       -------       -------
                                                       -------       -------

NON-CASH TRANSACTION -
  Conversion of advances to affiliate into
    Common Stock                                       $  1748
                                                       -------

                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

1.  FINANCIAL STATEMENTS

    The balance sheet at December 31, 1996 presents condensed financial information taken from the financial statements, which are audited, but the independent auditors report included a disclaimer of opinion for an uncertainty relating to the ability of the Company to continue as a going concern. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first three quarters of 1997 are not necessarily indicative of the results that may be expected for the entire year.

    In February 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which is effective for the Company at December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. As the Company incurred a loss in the first three quarters of 1997 and 1996, the adoption of SFAS No. 128 will have no effect on the Company's financial statements for the periods ended September 30, 1997 and 1996.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require disclosure in the financial statements of all the changes in equity during a period from transactions and other events and circumstances from non-owner sources. Items included in comprehensive income will include separate classification of items based upon their nature. The Statement requires comparative information for prior years to be restated. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The effect on the Corporation's financial statements has not yet been determined.

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

    Certain reclassifications have been made to the September 30, 1996 and December 31, 1996 financial statements to conform to the classifications used in 1997.

3.  INVESTMENT IN SRL

    In January 1995, the Company's 50% owned rutile mining operation in Sierra Leone was attacked by non-government forces. As a result, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. The resumption of operations by SRL is dependent upon many conditions including (1) Sierra Leone having an acceptable political environment within which to operate, (2) having adequate levels of security in and around the minesite area, (3) completing an accurate assessment of the cost of resuming operations, (4) successfully renegotiating SRL's operating agreements with the government of Sierra Leone and (5) obtaining adequate levels of financing at acceptable terms.
     Cost of resuming operations includes repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. Until SRL personnel can complete a detailed assessment of the condition of SRL's assets, it is not possible to accurately estimate these costs. There is no certainty that adequate financing would be available to fund the above noted costs, although management of the Company, SRL and the other 50% owner of SRL had been engaged in advanced discussions with potential financing sources. However, as a result of increased political instability in Sierra Leone beginning in May 1997, the lenders have suspended further discussions with SRL concerning refinancing and SRL has suspended its mine rehabilitation efforts. The Company is not yet able to determine when operations will resume at the Sierra Leone mine. If the above noted conditions for resuming operations in Sierra Leone are not satisfied, or if such conditions persist for an extended period of time, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL.

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

    The Company intends to resume proportional consolidation for its 50% share in each of the assets, liabilities and operations of SRL once SRL reestablishes its operations. At that time, the Company will recognize its share of SRL's operating results since January 1, 1995 in its statement of operations. If the Company had resumed proportional consolidation at September 30, 1997, it would have recognized $17,972,000 as its share of SRL's operating loss since January 1, 1995.

    would have recognized $17,972,000 as its share of SRL's operating loss since January 1, 1995.

    During the three quarters ended September 30, 1997 the Company contributed $8,700,000 as its 50% share of funding for SRL's cash needs, primarily to satisfy vendor payments, to pay carrying costs and principal payments of bank indebtedness, to fund costs for the ongoing operational needs of SRL and for certain costs related to the SRL mine rehabilitation program.

    Summarized financial data for the Company's 50% share of SRL's operations are as follows:


                                                      THREE QUARTERS ENDED
                                                           SEPTEMBER 30,
                                                      ---------------------
                                                        1997          1996
                                                        ----          ----
                                                          (in thousands)
    Revenues                                          $ 1,392       $ 1,656
    Less Costs and Expenses:
      Cost of Sales                                       572           640
      Selling, General and Administrative               4,557         2,600
      Other Expense                                     2,468         1,540
      Income Tax Expense                                   39            50
                                                      -------       -------
    Net (Loss)                                        $(6,244)      $(3,174)
                                                      -------       -------
                                                      -------       -------


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

4.  INDEBTEDNESS

    The suspension of its mining operations has resulted in SRL not being in compliance with certain financial and operational covenants under its bank financing agreements. The lenders had agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral to October 1, 1997 to allow SRL time to determine the damage to the mining operations, assess the political situation in Sierra Leone and develop and present a plan for refinancing, rehabilitating and reopening the mining operation. This forebearance period was extended to January 1, 1998 by the lenders in exchange for a prepayment of interest due during the extension period and payment of 50% of the next principal payment due each lender. The Company's share of this payment was $1,471,000. The forebearance agreement would terminate if there is a material change in circumstances. As of September 30, 1997 and December 31, 1996, amounts due the lenders by SRL have been classified in the balance sheet as a current liability.

    The financing agreements contain restrictive covenants relating to SRL including requirements to maintain minimum current and debt coverage ratios and a limit on indebtedness compared to net worth and a limit on the amount of dividends. Additional covenants under these agreements include restrictions on change of control of SRL and limitations on additional indebtedness at SRL.

    Separately, as a condition to the forebearance and as security for its guarantee, the Company has pledged proceeds it may receive from claims made under a political risk insurance policy with a policy limit of 15.7 million issued by an agency of the United States government. The Company is entitled to receive directly the first $2.7 million of the proceeds of which $1.5 million has been received. Any additional proceeds will be held in trust and funds will be released from the trust when the Company's 50% share of the deferred principal payments have been made and no events of default exist under the financing agreements.

5.  CONTINGENCY

    The Company has guaranteed payment of 50% of the amount due an SRL vendor for services provided prior to January 1995. The amount due the vendor at September 30, 1997 was $4,602,000 of which $2,102,000 was paid in October 1997. Included in the Company's investment at September 30, 1997 is

    $550,000 advanced to SRL to fund a portion of the October payment. The Company advanced an additional $500,000 to SRL in October 1997 to fund the remainder of the amount due this vendor by SRL. The remaining $2,500,000, due the vendor, of which the Company's has guaranteed payment is $1,250,000, is due no later than March 15, 1998. SRL will likely require funds from the Company for this payment.

6.  DISCONTINUED OPERATIONS


    On April 23, 1997 the Company sold substantially all the assets (except cash and accounts receivable) of its 80% owned subsidiary, Nord Kaolin Company ("NKC"), for $20 million less $735,000 relating to certain accruals assumed by the purchaser. Under the sale agreement, the Company is responsible for the payment of a majority of the liabilities of NKC. At December 31, 1996 the Company recorded a loss on disposal of $18,912,000 and a provision for operating losses to disposal date of $2,500,000. Through September 30, 1997 the Company received $10.9 million in cash as a result of this transaction (including collection of accounts receivable and payment of a majority of NKC's liabilities and other liabilities incurred as a result of the transaction).

    Sales of $8.6 million and $26.2 million for the three quarters ended September 30, 1997, and 1996, respectively, and the respective cost of sales, selling, general and administrative expenses and interest expense, have been reclassified from continuing operations in the statement of operations and are included in the loss from discontinued operations. During the first two quarters of 1997, the Company charged $2,275,000 against the provision for operating losses to disposal date. At June 30, 1997 the Company determined that the remaining provision was not required, the remaining accrual for loss on disposition was eliminated and a $225,000 gain was recorded in the second quarter of 1997.


7.  NET (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE


    Net (loss) per common share and common equivalent share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common share equivalents when applicable.

8.  EQUITY IN NET (LOSS) OF AFFILIATE

    The Company has a 30% interest in Nord Pacific Limited at September 30, 1997 (35% at September 30, 1996). Summary financial data for the operations of Nord Pacific Limited for the periods are as follows:


                                               THREE QUARTERS ENDED SEPTEMBER 30
                                               ---------------------------------
                                                        1997          1996
                                                        ----          ----
                                                  (in thousands)
    Sales                                           $  12,526     $  11,441
    Less costs and expenses                            (9,781)       (9,530)
    Foreign currency transaction gain (loss)              212           (68)
    Forward currency exchange contracts
        gain (loss)                                    (1,053)          403
    Copper contracts gain (loss)                          281          (378)
    Other (expense)                                      (241)         (209)
    Provision for taxes                                (1,900)       (1,320)
                                                    ---------     ---------
    Net income                                      $      44     $     339
                                                    ---------     ---------
                                                    ---------     ---------


    Pacific incurred a net loss through June 30, 1997 and recognized net income during the third quarter of 1997. Since the Company owned 35% of the Pacific through July 3, 1997 and 30% thereafter it recognized a larger share of Pacific's losses than its income in the third quarter. As a result of this change in ownership, the Company's share of the net income
    (loss) for the three quarters ended September 30, 1997 and 1996 was $99,000 and $223,000, respectively.

    In connection with a public offering of stock by Nord Pacific Limited ("Pacific"), on July 3, 1997, the Company used $1,748,000 of the amount owed it by Pacific to purchase 349,549 Units in a private placement at $5.00 per unit, the same price received by Pacific in its public offering. A Unit consists of one common share and one-half of one purchase warrant. The warrant can be exercised at a price of $9.00 (Canadian) or currently $6.52 (U.S.) per share at any time prior to July 3, 1998. As a result of the above transaction the Company's ownership interest in Pacific decreased to 30%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash increased from $15.6 million at December 31, 1996 to $16.8 million at September 30, 1997. The Company's administrative activities required $1.1 million in cash during the first three quarters of 1997 while $930,000 was used to fund the discontinued kaolin segment. Cash of $1.1 million was used for additions to other assets, $8.7 million was advanced to SRL and $594,000 was repaid by Nord Pacific to the company during the first three quarters of 1997.

At June 30, 1997, the Company was owed $3.3 million by Nord Pacific Limited ("Pacific") for advances to fund Pacific's cash requirements. In connection with a public offering of Units by Pacific, on July 3, 1997 the Company used $1,748,000 of the amount owed it by Pacific to purchase 349,549 Units in a private placement at $5.00 per Unit, the same price received by Pacific in its public offering. A Unit consists of one common share and one-half of one purchase warrant. The remaining amount owed by Pacific was repaid to the Company from proceeds of the aforementioned public offering. As a result of the above transactions, the Company's ownership interest in Pacific decreased from 35% to 30%.

On April 23, 1997, the Company completed the sale of substantially all of the assets of Nord Kaolin Company ("NKC"). Including collection of NKC's accounts receivable and settlement of NKC's liabilities and other liabilities incurred as a result of this transaction, the Company received $10.9 million from this transaction during 1997. In addition, the restriction on use of $2.4 million of investments, previously used to secure payment of certain of NKC's liabilities, has been removed.

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

    During the suspension of its operations, SRL has relied and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. Funds are expected to continue to be required by SRL for maintaining a limited workforce, payment of vendors, costs of security at the mine and payment of interest on loans outstanding. The Company has sufficient funds to continue funding SRL for these purposes for the foreseeable future; however, it is the Company's and SRL's intention to continue with plans for resumption of SRL's operations. Among other key factors in that process is the availability of adequate levels of funding. SRL's preliminary projections indicate that it may require approximately $90 million through 1998 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL held discussions with its current lenders and other lending sources to determine if funds would be available from these sources to fund the majority of the above requirements. However, as a result of increased political instability in Sierra Leone beginning in May 1997, the lenders have suspended further discussions with SRL concerning refinancing. The Company cannot determine if any additional funding will be available and, if available, whether the terms thereof would be acceptable to SRL, the Company and the other shareholder of SRL. To the extent funds are not available from these or other sources, the Company would be required to contribute its 50% share of SRL's cash requirements. However, the Company would likely not be able to fund a significant amount to SRL without obtaining capital from other sources. One source of cash could be from the payment of claims which have been and will be made by the Company under an insurance policy covering damage to assets at SRL due to political violence, as described below. SRL began various aspects of its planned rehabilitation program in early 1997. However, in late May 1997, a military coup, which renewed civil disturbances in Sierra Leone, caused SRL to suspend its mine rehabilitation efforts and evacuate all expatriate personnel from Sierra Leone. During October 1997, an accord was signed among dissident groups involved in the aforementioned increased political instability and the elected officials of the government of Sierra Leone. Subsequently, hostilities in Sierra Leone have diminished but the elected government officials have not yet returned to perform their duties in Sierra Leone. Neither SRL nor the Company is able to project when political conditions in Sierra Leone will improve to allow resumption of the mine rehabilitation efforts.

    The suspension of its operations has resulted in SRL not being in compliance with certain financial and operational covenants under its bank financing agreements. At September 30, 1997, the Company's 50% share of SRL's obligations to the lenders is $20.3 million, payment of which has been guaranteed by the Company. The lenders have agreed to forebear to January 1, 1998 from accelerating payment of the outstanding indebtedness, to enable SRL to assess its future operating alternatives. The forebearance would terminate if a material change in conditions occurs, as determined by the lenders, and requires SRL to expend at least $500,000 each quarter to pay for its liabilities and purchases. In addition to discussing the availability of additional financing from these lenders, SRL has discussed revision of the terms of the present financing agreements, including deferral of payments to beyond 1999. SRL and the Company are not able to determine the willingness of the lenders to approve any modification of the present loan terms beyond December 31, 1997, at which date payment of the entire amount of the loans outstanding could be demanded by the lenders. The Company presently does not have sufficient funds to repay the entire amount of SRL's obligations to lenders for which it has guaranteed payment. If the lenders were to request full payment at the end of the forebearance period, the Company would likely have to seek funding from other sources, including funds which may be available from the political risk insurance policy described below.

    The Company has filed a claim for damage due to political violence at SRL under a political risk insurance policy which has a coverage limit of $15.7 million. Additional documents and proof of loss are required to be filed as more information becomes available as to damage at the mine and the cost to
repair equipment.   The Company has received a $1.5 million provisional payment from the insurer; however, it is not able to estimate the total amount or timing of any future payments which may be received from claims under this policy. The Company is obligated to return any or all of this payment if the final amount of damage is less than that amount. The Company has pledged any proceeds in excess of $2.7 million it receives under this policy as security under the bank financing agreements.


POLITICAL SITUATION IN SIERRA LEONE


    As previously disclosed, a military coup occurred in Sierra Leone on Sunday, May 25, 1997.

    No real progress had been made toward a resolution to this crisis until late October 1997 when an accord was reached on October 23, 1997 between the Economic Organization of West African States (ECOWAS) and the Armed Forces Revolutionary Council (AFRC) of Sierra Leone.

    The accord provides for the reinstatement within six months of the democratically elected government of President Tejan Kabbah; immediate cessation of hostilities; disarmament, demobilization, and reintegration of combatants; the provision of humanitarian assistance; the return of refugees and displaced persons; and the broadening of the power base in Sierra Leone.

    The Company is very pleased to see progress towards a negotiated settlement and a return of democracy to Sierra Leone. The Company is hopeful that the parties to the accord will build upon the current good will and follow through with the re-establishment of constitutional rule. This would remove one impediment to SRL reopening the mine which has over many years provided significant economic benefits to the people of Sierra Leone.


RESULTS OF OPERATIONS


The Company incurred a net loss from continuing operations of $1,983,000 and $253,000 in the three quarters and quarter ended September 30, 1997 and $2,075,000 and $520,000 for the same periods in 1996. Since the Company has adopted the cost basis of accounting for its investment in the rutile segment, the results do not include any amounts relating to its operations. The increase in selling general and administrative expense in 1997 compared to 1996 was primarily due to forgiveness of $300,000 of loans to two executives as part of employment agreements and an additional $300,000 accrued for severance of other employees. Overall costs were lower due to a reduction in administrative staff and activities. Interest income increased in 1997 compared to 1996 due primarily to a higher level of funds available for investment in 1997.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEMS 2-5.

Inapplicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K.

    Exhibit No.                         Description
    -----------                         -----------
         27                            Financial Data Schedule


(b) No reports were filed under Form 8-K during the quarter ended September 30, 1997.

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



DATE:  November 14, 1997