Form 10-K405
period 1997-12-31
NORD RESOURCES CORP
filed 1998-04-15
CIK 72316

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K
(Mark One)
     (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

               For the fiscal year ended December 31, 1997

                               OR

    ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                     Commission file No. 0-6202-2

                      NORD RESOURCES CORPORATION
----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          DELAWARE                                         85-0212139
--------------------------------                       --------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

201 3rd St NW, Suite 1750, Albuquerque, NM                  87102
------------------------------------------              --------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (505) 766-9955

Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of each exchange
   Title of each class                              on which registered
  ---------------------                           -----------------------
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Aggregate market value of voting stock held by non-affiliates, based on the closing price of $2.00 as of March 19, 1998, was $31,438,942.

The number of shares of Common Stock outstanding as of March 27, 1998 was 21,905,488.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement to be dated on or about April 28, 1998 (Part III).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

           Nord Resources Corporation (the "Company") owns a 50% interest in Sierra Rutile Limited ("SRL"), a company which was engaged in the mining and processing of titanium dioxide (rutile and ilmenite - both industrial minerals) in Sierra Leone, West Africa, and a 28.6% interest in Nord Pacific Limited ("Pacific"), a company engaged in the production of copper and in the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea and North America. As used herein the term "Company", unless the context indicates otherwise, includes all subsidiaries and investees.

           On April 23, 1997, the Company sold for cash substantially all of the assets (except for cash and accounts receivable) of its 80%-owned kaolin and Norplex-Registered Trademark- operations (Nord Kaolin Company - "NKC"). The purchaser has assumed certain reclamation and lease obligations of NKC, while the Company settled NKC's remaining liabilities. The financial statements of the Company reflect the accounts of NKC as discontinued operations.

           In January 1995, the government of Sierra Leone was attacked by non-government forces. Due to concern for the safety of SRL's employees, the minesite was evacuated and mining operations were suspended, as security could not be assured for personnel in and around the minesite. In 1996 a civilian president was elected and in November 1996 a peace accord between the government and the opposing faction was signed. However, on May 25, 1997 the democratically elected government was overthrown by a military coup. On October 23, 1997 an accord was reached between the Economic Community of West Africa States ("ECOWAS"), a coalition of 16 West African countries and the Armed Forces Revolutionary Council ("AFRC") of Sierra Leone. The accord provided, among other things, for the reinstatement of the democratically elected government of President Tejan Kabbah; immediate cessation of hostilities; disarmament, demobilization, and reintegration of combatants; provision of humanitarian assistance; the return of refugees and displaced persons; and the broadening of the power base in Sierra Leone. Although this accord was signed, sporadic, isolated acts of aggression continued to occur. After several abortive attempts for a peaceful resolution, in February 1998, ECOWAS, provided a military force, known as ECOMOG, to forcibly remove the AFRC from power and president Kabbah and his government were reinstated in Sierra Leone on March 10,1998. Because of the civil unrest in Sierra Leone, since the second quarter of 1996, SRL has maintained only a small group of employees at the minesite to secure assets, perform limited maintenance and rehabilitation procedures and assess damage to assets. These employees have been supported by a private security force and no incidents have occurred in the areas in which the employees have been present.

           Resumption of the Sierra Leone operations is dependent upon a number of conditions including, (1) Sierra Leone having an acceptable political environment within which to operate, (2) SRL having adequate levels of security in and around the minesite area, (3) SRL completing an accurate assessment of the cost of resuming operations, (4) SRL successfully renegotiating its operating agreements with the government of Sierra Leone and (5) SRL obtaining adequate levels of financing at acceptable terms. SRL employees at the minesite have reported that looting and damage to certain assets has occurred, primarily at the mine warehouse, in foodstores, furniture and fixtures, small vehicles, housing and office buildings. The reports indicate that SRL's major assets remain substantially intact, but significant restoration efforts will be required to repair much of the equipment which has been idle and virtually unattended for over three years. SRL employees are compiling a detailed estimate of the cost to resume operations including repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. During 1995 the Company recorded an impairment of $3 million for its 50% share of the identified loss resulting from damage to assets. If the above noted conditions for resuming operations in Sierra Leone are not satisfied, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL, which is carried at $34.6 million at December 31, 1997.
The Company carried insurance against certain political risks, as is further discussed under the heading "Political and Other Risks" of this Form 10-K.

           In 1997, the Company committed $500,000 (but spent well in excess of this amount) as its share of funding for the cost of performing certain rehabilitation procedures, which are critical to the mine reopening plan at SRL. These include development of a master plan for the rehabilitation of the mine and repair of the powerhouse and of a dam located in the Lanti mining deposit. At the time of discontinuance of operations, SRL was in the process of a major expansion of the facility including construction of a second dredge and new powerhouse. Preliminary estimates indicate approximately $90 million may be required through 1999 for asset rehabilitation, completion of the new powerhouse and dredge, mine development and working capital. SRL's, the Company's and the 50% joint venture partner's efforts have been focused on obtaining a portion of these funds from lending sources, with each partner likely being required to fund any shortfall from its financial resources. Because of the civil unrest in 1997, much of this work remains to be done.

           As a result of the suspension of operations, SRL is in violation of certain covenants contained in its bank financing agreements. The total amount due from SRL to the lenders at December 31, 1997 was $38 million, payment of 50% of which is guaranteed by the Company. On March 31, 1998, (i) SRL made an additional principal payment of approximately $3,750,000, which reduced the total amount due from SRL to approximately $34,250,000, (ii) SRL prepaid interest on such balance through May 15, 1998, (iii) and the lenders have agreed to forbear from requesting payment of amounts due under these agreements until May 16, 1998. Fifty percent of the funds for the principal adn interest payments were provided as loans to SRL from the Company. SRL has initiated discussions with these lenders with a goal to reschedule payment of amounts outstanding under these loans and to identify the availability of additional funds from the current lenders and other lending sources which would be required to fund the rehabilitation program for SRL's operations and to complete the expansion program. The Company cannot project the willingness of the lenders to continue to provide modifications to the terms of the financing agreements which may be necessary beyond May 15, 1998 nor their or other lenders' willingness to provide funds for efforts to resume operations.

           Financial information with respect to the Company's foreign rutile segment is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note P - Major Customers and Note C - SRL of "Notes to Consolidated Financial Statements" of this Form 10-K.

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

           SRL's production facilities include a bucket-ladder dredge equipped with 68 buckets, each with a capacity of 28 cubic feet. The average digging rate of the bucket-ladder dredge under good conditions is about 1,100 metric tonnes ("tonnes" = 2,204.6 pounds) per hour. Production from this dredge totaled 8.4 million tonnes of crude ore in 1994 from which 138,000 tonnes of rutile were produced. Additional production capacity is available through use of a smaller, bucket-wheel dredge, with an average digging rate under good conditions of about 500 tonnes per hour. This dredge last operated in 1993. Annual production is dependent on the ore grade and other recovery factors inherent in the deposits, as well as down time for maintenance and equipment installation.

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

           During 1993, SRL began a production expansion and facilities improvement program, primarily the construction of a third dredge and a new power generating facility. The dredge was expected to cost $30 million and have expected annual production capacity of over 100,000 tonnes of finished rutile product while mining in the Gangama ore body, where it was to initially begin production. The new power generating facility, consisting of two, five megawatt diesel generators, which have been delivered to the minesite in Sierra Leone, was initially expected to be operational in mid-1995. The power generated by this facility was anticipated to be available to the third dredge, as described above, and to supplement the existing power generating equipment. Initial reports from minesite inspections indicate that these assets remain substantially intact; however, deterioration in their mechanical components has occurred and numerous components have been stolen or vandalized. The Company is not able to determine when these two facilities will be operational or the additional cost required to repair any damage and to complete construction.

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

Based on drill hole testing and geological analysis carried out by SRL personnel, proven reserves as of December 31, 1994 were 278,244,000 tonnes of ore, averaging 1.43% recoverable rutile in the size ranges from which recovery is possible, which computes to 3,991,000 tonnes of recoverable rutile. Minimal production occurred during 1995 prior to suspension of operations. An update of the reserve estimates was not practical and the reserve estimate at December 31, 1997 is believed to reasonably approximate the estimates at December 31, 1994, which are disclosed below. Prior to the suspension of operations, actual recovery had steadily improved and is now estimated at 75% of recoverable rutile, or about 3,000,000 tonnes. SRL's estimate of mineral reserves as of December 31, 1992 were reviewed and verified by independent consulting geologists in March 1993. The data below are derived therefrom. Reserves are located in four separate deposits in the Gbangbama area and five separate deposits in the Sembehun area.

           Tonnes of proved recoverable reserves and recoverable rutile grade and tonnes for each of the Gbangbama deposits and the total for the Sembehun deposits are as follows (tonnes in 000's):

                                                      RECOVERABLE RUTILE
                                 CRUDE ORE         ------------------------
DEPOSIT                           TONNES            GRADE            TONNES
-------                           ------            -----            ------
GBANGBAMA:
Lanti North                        20,074            1.87%              376
Lanti South                        51,582            1.69%              872
Gbeni                              31,288            1.56%              488
Gangama                            21,311            1.70%              362
Sembehun                          153,989            1.23%            1,893
                                  -------            -----            -----

                                  278,244            1.43%            3,991
                                  -------            -----            -----
                                  -------            -----            -----

           SRL believes that additional exploration in the lease areas, or in other nearby areas for which exploration concessions may be obtained and in which there are indications of rutile mineralization, may identify additional reserves. The reserves at Sembehun are located in the Northern portion of SRL's mining concession, which is approximately 26 miles from the present plant location and the other four deposits. The mining operations in 1995 were exclusively in the Lanti North deposit, which is adjacent to the Lanti South and Gbeni deposits. The dredge presently under construction is expected to initially operate in the Gangama deposit.


                             SALES AND COMPETITION

           Amounts below represent 100% of the SRL operations. Sales in 1997, 1996 and 1995 were from stockpiled material.

           Following is a summary of sales for SRL:

                                                        YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                  1997          1996            1995
                                                  ----          ----            ----
Tonnes Sold (in 000's):

     Rutile                                          3              3              8

     Ilmenite                                      ---            ---            ---


Geographical Location of Customers
(% of Revenues):

     Rutile:
U.S.                                               ---            ---            ---
Non-U.S.                                           100%           100%           100%

    Ilmenite - U.S.                                ---            ---            ---

          The potential customers for SRL's products consist primarily of five major companies, four of which were customers of SRL in 1994 (the last full year of operation). All of SRL's major customers as of the date of the suspension of mining operations had been long time customers and had long-term supply agreements with SRL, which were periodically subject to renewal. The supply agreements generally provided for a fixed rutile tonnage each customer was expected to purchase under various pricing structures. Historically, each of the customers had purchased at least the minimum amounts required under their respective sales agreements. Although there is no indication that the current relationships with these customers is likely to change, in the event a major customer is lost or significantly reduces its orders, such loss or significant reduction could have a material adverse effect upon the financial condition and results of operations of the Company. As long as operations at the mine are suspended for reasons beyond the control of SRL, it will not be able to deliver the contracted amounts of rutile to its customers. These missed deliveries have been cancelled by SRL, due to force majeure. Certain contracts contain purchase commitments through 2002 but for less than SRL's expected production. Although contracts for the sale of all of SRL's projected production have not been finalized as to price and volume, SRL is optimistic that prior to commencement of operations it will be able to negotiate acceptable contracts with the above noted four customers for the sale of a significant amount of production.

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

          SRL's current plan, subject to the successful resumption of operations, is to increase annual natural rutile production to over 200,000 tonnes. The plan includes adding production from the new, partially built dredge, under the present mine reopening plan. SRL forecasts that market demand for rutile at that time should enable SRL to sell the production from the new dredge. However, the market demand and pricing for natural rutile and the competing slag and synthetic rutile has been susceptible to historical fluctuations due to domestic and worldwide economic cycles, which may have an impact on SRL's ability to sell the additional production at acceptable prices. SRL is considering negotiating additional contracts with its major customers and other new customers to sell this tonnage.


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

          Sierra Leone's former one-party government was overthrown in late May 1992 by a group of young military officers, headed by Captain Valentine Strasser. The new ruling body was known as the National Provincial Ruling Council ("NPRC"). In January 1996, Captain Strasser was deposed as Chairman of the NPRC and was replaced by Brigadier General Julius Maada Bio, Chief of Defense Staff. In early 1996, for the first time in almost 20 years, democratic elections were held in Sierra Leone to elect a civilian government, including a president and parliamentary representatives. Mr. Ahmad Tejan Kabbah, an attorney who worked in East Africa and New York for the United Nations Development Program, was elected president on March 15, 1996.

During most of 1995 and into mid-1996, Sierra Leone was in a general state of civil unrest, including military actions by non-government forces, which resulted in the suspension of operations at the SRL mine. Discussions between representatives of the Government of Sierra Leone and the opposing forces, which began in early 1996, culminated in the signing of a November 1996 peace agreement between the parties. Final implementation of the terms of the peace accord were interrupted in May 1997 when Major Johnny Paul Koroma, who was being held in prison on coup plotting and treason charges, was broken out of jail by young sympathetic army officers who then overthrew the Kabbah government in a coup d' etat. Kabbah's government moved into exile in neighboring Guinea and a new military government was formed as the Armed Forces Revolutionary Council ("AFRC"). Major Koroma was placed as Chairman of this council. The AFRC immediately consolidated its position in Sierra Leone by joining forces with the Revolutionary United Front ("RUF") who have been the cause of the civil unrest in Sierra Leone.

          In response to the overthrow of the democratically elected government of President Kabbah, the international community universally condemned the ruling junta and called for the immediate return of democracy in Sierra Leone. After several abortive attempts for a peaceful resolution in late 1997 and early 1998, the ECOWAS provided a military force, known as ECOMOG, to forcibly remove the junta from power in February 1998. President Kabbah and his government were reinstated in Sierra Leone on March 10, 1998 amid unanimous support from the Sierra Leonean civilian population and the international community. ECOWAS has pledged to continue to support the democratic government of President Kabbah and maintain security in the country until the Government can adequately maintain its own security. Additionally, the United Nations has pledged to provide military monitors and establish a mission in Sierra Leone to coordinate and facilitate humanitarian activities in the country. The International Monetary Fund ("IMF") had a Structural Adjustment Program in place at the time of the May 1997 coup. The Government has pledged to continue working with the IMF to strengthen its economy. The country is currently receiving considerable pledges of support from several multi-lateral and bilateral international agencies including the World Bank, the European Union, the Commonwealth and others.

          Under the current Agreement between SRL and the Government of Sierra Leone, the

Government has an option to purchase a 47% ownership interest in SRL on or after January 1, 2000 at a purchase price of $57.4 million. Both Shareholders of SRL would sell equal interests in SRL if this purchase option is exercised. Under the Agreement, SRL continues to maintain its currency outside of Sierra Leone and will not be subject to withholding tax on any Shareholder dividend payments until the year 2000, after which the Government has the right to impose a 10% withholding tax on dividends. The Agreement also defines the rate at which income tax, royalty and mining lease payments are to be made by SRL. Prior to the May coup, SRL had entered into negotiations with the Government to eliminate the purchase option and change certain aspects of the fiscal regime. It would be the Company's intention to allow SRL to complete those negotiations once conditions permit.

          Planning is currently underway for developing a strategy for recommencing operations once the political environment has stabilized. The civil unrest that occurred during 1997 and into early 1998 has not affected SRL's maintenance operations in Sierra Leone, which have been protected by a private security force. SRL anticipates having this private security in place as a condition to the reopening of the mine. Due to the need for a settling down period to allow for the political situation to become clearer, security issues to be addressed, a financial restructuring to be negotiated and the Government agreement to be renegotiated, it is unlikely that the recommencement of mining operations at SRL will occur before late 1999.

          As Sierra Leone is a third-world country, the Company's investment in SRL is subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries, including civil strife and expropriation, excessive taxation and other forms of government interference. As a precaution to a change in political climate, the Company was insured by an agency of the US government in an amount up to $15.7 million for its 50% share of loss to SRL's property due to political violence. The policy expired at the end of 1995. Based on the damage assessments performed in 1995, the Company filed a claim under this policy for its 50% share of damage to mine assets resulting from events that began in January 1995. The Company has filed further claims as information has become available. In September 1996, the insurer made a provisional payment of $1.5 million to the Company, as it recognized that the Company's share of damage to SRL's assets is likely to exceed that amount. Discussions with the insurer in early 1998 lead the Company to believe that the Company's total claim in the amount of $15.7 million, subject to the presentation of certain additional documentation that is being compiled currently will be paid. The Company is optimistic that this payment will be received in the second quarter of 1998 but there can be no assurance that the entire amount of such claim will be collected. The $1.5 million provisional payment is reflected in the Company's financial statements in current liabilities as unearned revenue. The Company will recognize any insurance recoveries as reductions to fixed asset impairments when receipt is assured beyond a reasonable doubt.

NON-SEGMENT BUSINESSES

          The Company owns 28.6% of Nord Pacific Limited ("Pacific") (NASDAQ NNM; NORPF - Toronto Stock Exchange; NPF), a company engaged in the production of copper and the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea, Mexico, and North America. Pacific owns a 40% interest in the Girilambone Copper mine which has been in production since May 1993, a 50% interest in the Girilambone North Copper mine which has been in production since July 1996, a 50% interest in the Tritton Copper Project, a 100% interest in the Tabar Islands Gold Project, which is in pre-development and exploration stage, a 35% interest in the Ramu
Nickel-Cobalt Project, which is in the pre-development stage and various interests in other exploration properties. At present annual production rates, it can sustain production from its present reserves through the year 2000.

          Pacific owns a 50% interest in a program to explore for additional copper near its present mining operation. This program has been successful in locating a massive medium-to-high grade pyrite-chalcopyrite sulfide ore deposit about 14 miles southwest of the present copper operations. A new treatment plant would be required to process the ore if the deposit is developed. This copper resource has been calculated at 10.23 million tonnes at a grade of 3.0% copper, containing 307,000 tonnes of copper metal, at depths of from 200 meters to 1000 meters below surface. The mineralization is still open at depth. The identified resource also contains 75,000 ounces of gold and 3.9 million ounces of silver. A detailed feasibility study on this project commenced in late 1997 and is scheduled for completion in mid 1998.

          Pacific also owns 100% of the Tabar Island gold project in Papua New Guinea, at which current exploration has been successful in extending known oxide gold mineralization on Simberi Island as well as identifying promising drilling results in other areas of the project. A feasibility study on the development of the oxide resources was completed in 1996. However, the economics of the project are marginal based on the currently identified minable gold reserves of approximately 220,000 ounces and depressed gold prices. Accordingly, mine development was deferred and exploration efforts to prove additional reserves continued in 1997. Revised resource estimates will be completed in mid-1998. In December 1996 the Company was granted a mining lease over these deposits. Due to continued price declines throughout the fourth quarter, Pacific recorded an impairment of this property resulting in a $13,381,000 charge against Pacific's earnings.

          In addition, Pacific owns 35% of a nickel-cobalt-chromium property also located in Papua New Guinea ("Ramu Project"). Highlands Pacific Limited ("HPL"), holds a 65% interest and is the manager of the project. HPL, as operator, pursued a program of reserve drilling, metallurgical testwork, engineering studies and preparation of a pre-feasibility study (the "Study") which was completed in mid-1996. The Study indicates that the Ramu Project could become one of the lowest cost nickel producing properties in the world. Unit total operating costs when full production levels are reached are estimated to be approximately $1.39 per pound of nickel produced. After cobalt credits, based on a cobalt price of $8.00 per pound, these operating costs could be reduced to $0.67 per pound of nickel. Capital costs for development are estimated to be $763.7 million.

          The Study assumes a mine life of 20 years, although it is expected that this will be significantly extended upon completion of additional resource drilling. The study projects annual production of 32,670 tonnes (72 million pounds) of nickel and 2,770 tonnes (6.1 million pounds) of cobalt, generating an annual, average, after tax cash flow of $150 million (at a nickel price of $3.50/lb and cobalt price of $8.00/lb) over its assumed 20-year life. Estimated nickel production costs, before cobalt credits, of $1.39/lb, and $0.67/lb after cobalt credits (assuming cobalt at $8.00/lb), position Pacific's proposed operation in the lower cost quartile of the worldwide cost curve for nickel.

          Work on a detailed feasibility study commenced in July 1997 and it is estimated that this program will take approximately 18 months to complete. Development of the project will be dependent on the results of this feasibility study and on the availability of financing.

          Pacific also has interests in other properties, which will require additional exploration in order to determine the existence of commercial mineral deposits.

           The Company has a 42.5% interest in a venture, which owned an undeveloped parcel of over 200 acres of real property located in Manatee County, Florida. In 1997, the venture sold this property for $2,769,500. The purchase price will be paid over a four-year period and the buyer has agreed to give and the venture has agreed to take a 7% purchase money first mortgage in the amount of $2,269,500. The venture received $500,000 at closing of this transaction.

ITEM 2.  PROPERTIES

           Reference is made to Item 1 of this Form 10-K for information concerning the nature and location of the properties of the Company and identification of the major segment in which such properties are used. The SRL facilities in Sierra Leone sustained as yet undetermined damage as a result of civil disturbances.


ITEM 3.  LEGAL PROCEEDINGS

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                   PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(A) The following table sets forth, for the calendar periods indicated, the high and low closing sale price of the Company's Common Stock on the New York Stock Exchange Composite Tape.


                                               1997                      1996
                                     ------------------------    --------------------
                                        HIGH         LOW           HIGH         LOW
                                     ----------  ------------    ---------   --------
           FIRST QUARTER                4 5/8        3 1/2        2 3/4        2

           SECOND QUARTER               3 7/8        2 1/2        6 1/8        2 1/8

           THIRD QUARTER                3 1/4        1 15/16      5 3/4        3 1/2

           FOURTH QUARTER               2 5/16      1 1/4        6            4

(B) The approximate number of equity security holders at December 31, 1997 of the Company's Common Stock was 2,662.

(C) The Company has never paid cash dividends on its Common Stock and does not expect to do so in the immediate future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                YEAR ENDED DECMEBER 31
                                                           1997           1996            1995            1994            1993
                                                      -------------   -------------  --------------   --------------   ----------
                                                                         (In thousands except per share amounts)
SUMMARY OF OPERATIONS

Revenues                                               $      46         $      35        $    86         $ 30,590       $ 57,570

Operating Costs and Expenses                              (3,418)           (3,477)        (4,842)         (32,137)       (49,448)

Other Income (Expense):
  Interest income                                          1,223               948            656              830            369
  Interest expense                                          (118)             (117)          (125)          (1,044)        (4,914)
  Litigation recoveries (settlement)                          --               150          3,225              950           (550)
  Impairment of investments                                  (50)             (280)        (3,175)              --         (3,074)
  Gain on sale of 50% of
  rutile segment                                              --                --             --            1,527             --
  Equity in net (loss) of SRL                             (8,289)           (4,701)       (10,027)              --             --
  Equity in net (loss) earnings
    of affiliate                                          (3,960)              356            526            1,613         (1,299)
  Income tax (expense) benefit                                --                --             --          (14,645)         1,562
                                                      -----------    -------------   ------------          -------      ---------

(Loss) earnings from
  continuing operations                                  (14,566)           (7,086)       (13,676)         (12,316)           216

(Loss) earnings from discontinued operations:
  Kaolin                                                    (271)          (27,174)        (4,610)          (3,295)        (8,578)
  Perlite                                                     --                --             --               --            106
                                                      ----------     -------------   ------------          -------      ---------
                                                            (271)          (27,174)        (4,610)          (3,295)        (8,472)

(Loss) before extraordinary
  item                                                   (14,837)          (34,260)       (18,286)         (15,611)        (8,256)

Extraordinary item - loss on early
extinguishment of debt                                        --                --             --               --           (826)
                                                      ----------       -----------   ------------         --------      ---------
Net (loss)                                            $  (14,837)      $   (34,260)     $ (18,286)        $(15,611)     $  (9,082)
                                                      ----------       -----------   ------------         --------      ---------



                                                                           YEAR ENDED DECEMBER 31
                                                          ------------------------------------------------------
                                                           1997         1996        1995       1994        1993
                                                           ----         ----        ----       ----       ------
SUMMARY OF OPERATIONS
(continued)

Basic earnings (loss) per common share
               From continuing operations               $ (.67)       $ (.38)      $ (.86)    $ (.80)    $   .02
               From discontinued operations               (.01)        (1.43)        (.29)      (.22)       (.56)
                                                        ------        ------       ------     ------     -------
           (Loss) before
           extraordinary item                             (.68)        (1.81)       (1.15)     (1.02)       (.54)

           Extraordinary item                               --            --           --         --        (.06)
                                                        ------        ------     --------     ------    --------
Net (loss)                                              $ (.68)       $(1.81)     $ (1.15)    $(1.02)   $   (.60)
                                                        ------        ------     --------     ------    --------
                                                        ------        ------     --------     ------    --------

BALANCE SHEET DATA

Working Capital                                        $10,314       $25,951      $ 8,091   $ 13,228    $ 23,170
Total Assets                                            60,094        76,528       89,100    108,083     150,236
Long-Term Debt                                              --            --           --         --          --
Stockholders' Equity                                    49,505        64,852       79,383     97,669     109,089

OTHER DATA

Cash (Used In) Provided By
  Operating Activities                                 $(4,025)      $(6,090)     $(1,614)  $  7,360    $  2,081
Payments of Indebtedness                                    --            --           82      3,610      13,618
Capital Expenditures                                        45            --           --     16,378      10,064
Additional Indebtedness                                     --         2,099           --      5,650       5,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties, and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the risks and factors set forth below in "Economic Outlook" as well as other risks previously disclosed in the Company's securities filings.

LIQUIDITY AND CAPITAL RESOURCES

           In April 1997, the Company sold the assets of Nord Kaolin Company. Net proceeds from the sale, after payment of liabilities and collection of receivables, totaled $10,528,000. Also, because of this sale, previously restricted investments were made available for sale and proceeds from the sale totaled $2,376,000. During the three year-period ended December 31, 1997, the Company required funds for capital expenditures, debt payments and other long-term asset additions totaling $45,000, $82,000 and $3,954,000, respectively. The Company's operating activities used $11,729,000 of cash (including $10,500,000 used in discontinued operations). The Company made $15,470,000 in advances to SRL during the three year-period ended December 31, 1997 and received $17,749,000 million in 1996 from the private placement of 5,160,000 shares of its Common Stock.

           During 1997, the Company converted $1,748,000 of its advances to Nord Pacific Limited ("Pacific") to 349,549 shares of Pacific's common stock and was also repaid $2,000,000 in advances. In 1995, the Company received a $167,000 dividend from Pacific.

           As a result of the discontinuance of the kaolin operations, the Company's business consists of a 50% ownership in SRL and a 28.6% ownership in Pacific. The Company anticipates that its cash balances will be sufficient to fund its administrative activities for the foreseeable future. However, the Company expects to be required to fund SRL's cash needs as described below.

           Due to the lengthy suspension of its operations, SRL has relied and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. During 1997, 1996 and 1995, the Company provided SRL with $15,470,000 as its 50% share of funding required by SRL for debt service, maintenance of a limited workforce, payment to vendors, costs of security at the mine and interest on loans outstanding. The Company has sufficient funds to continue funding SRL, except for debt service, at these levels for the next year; however, it is the Company's and SRL's intention to continue with plans for resumption of SRL's operations. Among other key factors in that process is the availability of adequate levels of funding. SRL's preliminary projections indicate that it may require approximately $90 million through 1999 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL has held advanced discussions with its current lenders and other lending sources to determine if funds would be available from these sources to fund a portion or all of the above requirements. The Company cannot determine if additional funding will be available at terms which would be acceptable to SRL and the Company.

To the extent funds are not available from these or other sources, the Company would be required to contribute its 50% share of SRL's cash requirements. However, the Company would not be able to provide significant funding to SRL without obtaining capital from other sources.

           As a result of the suspension of the SRL operations, SRL is not in compliance with certain financial and operational covenants under its bank financing agreements. At December 31, 1997, the Company's 50% share of SRL's obligations to the lenders was $19,010,000, payment of which has been guaranteed by the Company. On March 31, 1998, SRL made an additional principal payment of approximately $3,750,000, which reduced the Company's fifty percent share of SRL's Obligations to Lenders to approximately $17,125,000 and the lenders have agreed to forebear until May 15, 1998 from accelerating payment of the outstanding indebtedness to enable SRL to assess its future operating alternatives. The forbearance would terminate if a material change in conditions occurs, as determined by the lenders, and requires SRL to expend at least $500,000 each quarter to pay for its liabilities and purchases. In addition to discussing the availability of additional financing from these lenders, SRL has discussed revision of the terms of the present financing agreements, including deferral of a portion of the payments. SRL and the Company are not able to determine the willingness of the lenders to approve any modification of the present loan terms beyond May 15, 1998, at which date payment of the entire amount of the loans outstanding could be demanded by the lenders.

           The Company has filed a claim for damage due to political violence at SRL under a $15.7 million political risk insurance policy. The Company has received a $1.5 million provisional payment from the insurer and is optimistic that a further payment will be received in the second quarter of 1998, but there can be no assurance that the entire amount of such claim will be collected. The Company is not able to estimate the total amount of this payment. The Company is obligated to return any or all of this amount if it does not comply with certain provisions with respect to its efforts to repair damage at SRL or if the final amount of damage is less than that amount. The Company has pledged any proceeds in excess of $4.6 million it may receive under this policy as security under the bank financing agreements.

           The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If the lenders require the Company to pay its 50% share of the amounts owed by SRL or if the Company is required to provide a significant amount of funds to SRL for it to resume operations, the Company would be required to pursue other financing options. All of the above factors create uncertainty as to the ability of the Company to continue as a going concern.

           The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts should the Company be required to liquidate certain of its assets. The Company's ability to continue operating under its present structure is dependent upon having sufficient cash to meet its potential obligations, SRL's compliance with the terms and covenants of its financing agreements, obtaining additional financing or refinancing as may be required and resumption of successful operations at SRL. Management of the Company and SRL are continuing their efforts to reestablish the rutile mining operation and to identify sources of funds so that SRL can meet its obligations and resume its operations. However, management cannot provide any assurance that these events will occur.

           In December, 1997, in order to further reduce operating costs, the Company closed its offices in Dayton, Ohio. The Company now shares offices, personnel and certain general and administrative expenses with Nord Pacific Limited in Albuquerque, New Mexico. It is anticipated that the move, and reduction of office staff and expenses, will substantially reduce general and administrative expenses.

BASIS OF PRESENTATION

           Prior to December 31, 1994, the Company proportionately consolidated its share in each of the assets, liabilities and operations of SRL. As of December 31, 1994 and through September 30, 1997 the Company adopted the cost basis of accounting for its investment in SRL on the basis that the mine was no longer under the control of SRL. Under the cost basis, the Company's investment included original cost plus undistributed earnings through December 31, 1994 plus SRL's obligations to lenders, payment of which is guaranteed by the Company, plus funds advanced since January 1, 1995 to fund SRL's operations less any related restricted cash and provision for impairment of assets (see Notes C and G).

           Subsequent to September 30, 1997, SRL regained control of the mine. The Company subsequently changed its method of accounting for its investment in SRL from cost basis to equity method. In accordance with Accounting Principals Board Opinion No. 18, "The Equity Method of Accounting For Investments In Common Stock," the Company's financial statements for 1996 and 1995 have been restated to reflect this change. Under the equity method, the Company reports its share of SRL's net loss in the statements of operations as equity in net (loss) of SRL. The result of this change was to increase the Company's net loss by $4.7 million and $10.0 million for the years ended December 31, 1996 and 1995, respectively.

           The Company intends to resume proportional consolidation for its 50% share in each of the assets, liabilities and operations of SRL once SRL re-establishes its mining operations.

RESULTS OF OPERATIONS

           During 1997, the Company incurred a loss from continuing operations of $14.6 million compared to a loss of $7.1 million incurred in 1996. Selling, general and administrative expenses decreased slightly in 1997 due primarily to reductions in staff and other administrative expenses. These reductions were offset by severance costs incurred in the closing the Dayton office. Interest income increased to $1,223,000 in 1997 as compared to $948,000 in1996 due to additional funds available for investment. The Company's equity in net loss of SRL was $8.3 million in 1997 compared to $4.7 million in 1996. Equity in net loss of other affiliates was $4.0 million in 1997 compared to income of $.4 million in 1996. The Company's 28.6% owned affiliate suffered a loss due primarily to impairment of exploration projects resulting from the continued decline in fourth quarter gold prices. No such loss occurred in 1996.

           During 1996, the Company incurred a loss from continuing operations of $7.1 million compared to a loss of $13.7 million incurred in 1995. Selling, general and administrative expenses declined in 1996 primarily due to lower legal fees resulting from litigation being completed in 1995 and lower insurance costs due to the termination of a political risk policy related to the Company's investment in SRL. Results in 1995 included a $3.2 million litigation recovery and a $3.2 million provision for impairment, while minor amounts related to those situations were recorded in 1996. The Company's equity in net loss of SRL was $4.7 million in 1996 compared to $10.0 million in 1995.

           The Company recognizes the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No amounts were recorded for domestic taxes in 1997, 1996 or 1995, as the Company incurred net operating losses during those years and a valuation allowance was recorded for any deferred tax asset generated.

           The Company's foreign income tax expense (benefit) consists primarily of taxes related to earnings of SRL in Sierra Leone, where SRL's effective income tax rate is 37.5%, with a minimum amount of income tax paid equal to 3.5% of sales. Sierra Leone's method of depreciation is different from domestic tax law in that it allows SRL to elect when to take a depreciation deduction and there is no time limitation as to when any unused depreciation may be deducted. SRL enjoyed a tax holiday in Sierra Leone through June 1987 and during that holiday, it was not required to use any tax depreciation, creating a substantial difference between financial statement and tax depreciation. As a result of the suspension of mining operations at SRL, the Company determined that a valuation allowance was required for SRL's deferred tax assets.


INFLATION

           The Company has not been significantly affected by inflation in recent years and anticipates that it will not be significantly affected by inflation during 1998. The Company is not expected to be affected by changes in interest rates as it is not directly liable for any indebtedness. Also, all of the indebtedness of SRL, payment of 50% of which is guaranteed by the Company, is at fixed rates of interest.

ECONOMIC OUTLOOK

           In April 1997 the Company sold the operating assets of the kaolin mining and Norplex-Registered Trademark- operation of its 80% owned subsidiary Nord Kaolin Company to Dry Branch Kaolin Company for a purchase price of $20,000,000, subject to certain adjustments. The Company's remaining operating segment is SRL. In this regard the economic outlook will focus primarily on SRL.

           SRL's primary market is the paint industry. Accordingly, operating results are hinged very closely to the general economic conditions in the United States and most of the western world.

           Historically, demand for titanium based feedstocks for the titanium dioxide pigment industry (the market for SRL products) has followed the major global business and economic cycles and generally has followed or exceeded regional GDP in their growth and consumption rates. The foundation for supply and demand and pricing for natural rutile is based to a significant degree on the world wide consumption of titanium dioxide pigments. These pigments represent the largest single application for titanium dioxide raw material feedstock, representing approximately 95% of the end use of these minerals as feedstock.

           SRL was poised to take advantage of increased demand for high level titanium feedstocks and had implemented a program to increase its overall production of Ti0(2) feedstocks from its prior level of 150,000 tonnes to over 200,000 tonnes annually with a scheduled start-up of increased production capability in the fourth quarter of 1995. Unfortunately during January 1995, the rutile operations in Sierra Leone, West Africa came under military attack from non-government forces and was overrun by such forces. SRL suspended all operations at the minesite on January 20, 1995.

           In February 1996, a small contingent of employees of SRL was able to visit the minesite and perform a limited assessment of the facilities. Preliminary inspections confirm that major assets remain substantially intact; however, it is likely that the lack of regular maintenance has caused damage. It was also confirmed that foodstores, small vehicles, housing, furniture and fixtures and office facilities have been damaged or severely looted. SRL is not yet able to estimate completely the extent of this damage. In mid 1997, after the election of Sierra Leone's democratic government, SRL began planning to resume production. These plans included negotiation of new financing arrangements. In May 1997, after the military coup in Sierra Leone, these plans were deferred indefinitely.

           The Company's financial results were negatively affected in 1997, 1996 and 1995 by the situation at its rutile operation in Sierra Leone, West Africa. The suspension of these operations will also have a continuing negative impact on 1998 financial results.

           The Company also has a 28.6% ownership interest in Nord Pacific Limited. Nord Pacific Limited is engaged in the production of copper and in the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea and North America. Nord Pacific Limited's only operation at this time is a copper mining and processing facility in eastern Australia. The earnings of this operation are directly affected by world economic growth and the increase or decrease in demand for copper.

NEW ACCOUNTING PRONOUNCEMENTS

           In February 1997, the FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement requires duel presentation of earnings per share ("EPS"), whereby basic EPS excludes potential dilution from stock options, warrants, and other securities or contracts to issue common stock. Diluted EPS takes into account the potential issuance of these shares in the calculation of EPS. Due to losses from continuing operations for the years ended December 31, 1997, 1996 and 1995, the Company has concluded that issuance of any additional shares would be antidilutive and therefore duel presentation is not required.

YEAR 2000

           The Company initiated the process of preparing its computer systems and applications for the Year 2000 in January 1998. This process involves modifying or replacing certain hardware and software maintained by the Corporation as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. Management expects to have substantially all of the system and application changes completed by the end of 1998 and believes that its level of preparedness is appropriate.

           The Company estimates that the total cumulative cost of the project will be approximately $50,000, which includes both internal and external personnel costs related to modifying the systems as well as the cost of purchasing or leasing certain hardware and software.

           The costs of the project and the expected completion dates are based on management's best estimates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   INDEX TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996
   AND EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997:



                                                                    PAGE
                                                                    ----
                Independent Auditors' Report                         23
                Consolidated Balance Sheets                          25
                Consolidated Statements of Operations                27
                Consolidated Statements of Stockholders' Equity      28
                Consolidated Statements of Cash Flows                29
                Notes to Consolidated Financial Statements           30


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Nord Resources Corporation
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Nord Resources Corporation and Subsidiaries ("Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these statements based on our audits. We did not audit the financial statements of Sierra Rutile Limited (a 50% owned subsidiary) and related Rutile Segment entities (together the "Rutile Segment") as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, the Company's investment in which is accounted for by use of the equity method. The Company's investment in the Rutile Segment constitutes 58% and 41% of consolidated total assets at December 31, 1997 and 1996, respectively, and 56%, 14% and 55% of the consolidated net losses for the years ended December 31, 1997, 1996 and 1995, respectively. Other auditors were engaged to audit the financial statements of the Rutile Segment prepared in conformity with accounting principles generally accepted in the United Kingdom as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and their reports stated that they were unable to express an opinion on such financial statements because they were unable to complete substantial auditing procedures and because of the uncertain impact on the financial statement carrying amounts following civil unrest near the mine facilities of the Rutile Segment. The reports of the other auditors have been furnished to us, and our report, insofar as it relates to the amounts included for the Rutile Segment, is based solely on the reports of such other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our report.

As discussed in Note A, during 1997, the Company changed its method of carrying the investment in SRL from the cost basis to the equity method. The financial statements of prior years have been restated in accordance with Accounting Principles Board Opinion No. 18. The Company's equity in net losses of the Rutile Segment of $8,289,000, $4,701,000 and $10,027,000
included in the accompanying financial statements for 1997, 1996 and 1995, respectively, and the investment in the Rutile Segment at December 31, 1997 and 1996 of $34,649,000 and $31,204,000, respectively, are based on the separate financial statements of the Rutile Segment, which other auditors were engaged to audit. Because of the other auditors disclaimed an opinion on the Rutile Segment's financial statements as a result of limited audit evidence available to them with respect to the assets and liabilities of the mine in Sierra Leone, we are unable to satisfy ourselves as to the Company's equity in net losses of the Rutile Segment for each of the three years in the period ended December 31, 1997, and the Company's investment in the Rutile Segment as of December 31, 1997 and 1996.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and C to the consolidated financial statements, operations of the Rutile Segment (the Company's sole remaining operating activity) have been suspended since January 1995 because of civil unrest in the area near the Rutile Segment's mine in Sierra Leone. As discussed in Note A, funds for repairs to mine assets and to restart operations of the mine may be required from the Company; the amount and availability of such funds cannot be presently determined. As discussed in Notes A and G, the Rutile Segment is not in compliance with various bank financing agreements that are guaranted by the Company. Ultimately, the Company must attain profitable operations of the Rutile Segment and have access to sufficient funds from the Rutile Segment to sustain its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also decribed in Notes A and C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the possible material effects of the uncertainty referred to in the preceding paragraph and the inability of the other auditors to express an opinion on the financial statements of the Rutile Segment described in the second preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying consolidated financial statements of the Company.



DELOITTE & TOUCHE LLP

Phoenix, Arizona
April 10, 1998

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
   (IN THOUSANDS)


ASSETS (Notes A and G)                                                   1997               1996
----------------------                                              ---------------    --------------
CURRENT ASSETS
      Cash and cash equivalents                                       $    12,581        $  15,583

      Restricted investments - available for sale (Note H)                     --            2,376

      Accounts receivable                                                      29              179

      Prepaid expenses                                                        166              163

      Net assets of discontinued operations (Note J)                           --           12,339
                                                                     ------------        ---------

      TOTAL CURRENT ASSETS                                                 12,776           30,640

INVESTMENT IN AND ADVANCES TO
      AFFILIATES (Note D)                                                   6,369            9,840

INVESTMENT IN AND ADVANCES TO SRL
      (Note C)                                                             34,649           31,204

PROPERTY, PLANT AND EQUIPMENT, at cost
      less accumulated depreciation
      (Note E)                                                                150               27

OTHER ASSETS (Note F)                                                       6,150            4,817
                                                                     ------------       ----------
                                                                      $    60,094        $  76,528
                                                                     ------------       ----------
                                                                     ------------       ----------


See notes to consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
   (IN THOUSANDS)


LIABILITIES AND
STOCKHOLDERS' EQUITY (Note A)                                            1997                     1996
-----------------------------                                    ------------------           --------------
CURRENT LIABILITIES
      Accounts payable                                             $             93               $       77
      Accrued expenses                                                          869                      539
      Unearned revenue (Note C)                                               1,500                    1,500
      Capital lease obligations - discontinued operations
         (Note J)                                                                --                    2,573
                                                                   ----------------               ----------

      TOTAL CURRENT LIABILITIES                                               2,462                    4,689

RETIREMENT BENEFITS (Note I)                                                  8,047                    6,987

COMMITMENTS AND CONTINGENT LIABILITIES
(Notes C, G, I, K and L)

STOCKHOLDERS' EQUITY (Notes G and M):
      Common Stock, par value $.01 per share:
        authorized, 50,000,000 shares, issued and
        outstanding 21,905,488 - 1997 and
        21,838,408 - 1996                                                       219                      218
      Additional paid-in capital                                             78,100                   77,950
      Retained (deficit) earnings, restricted (Notes G and M)               (28,291)                 (13,454)
      Cumulative foreign currency translation
        adjustment (Note D)                                                     281                      281
      Minimum pension liability (Note I)                                       (724)                    (143)
                                                                   ----------------               ----------
                                                                             49,585                   64,852
                                                                   ----------------               ----------
                                                                   $         60,094               $   76,528
                                                                   ----------------               ----------
                                                                   ----------------               ----------

See notes to consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                              1997             1996          1995
                                                                          ------------     ------------   ------------
REVENUES (Note A)
      Sales                                                               $         --       $       --    $        --
      Other                                                                         46               35             86
                                                                          ------------     ------------   ------------

      Total Revenues                                                                46               35             86

OPERATING COSTS AND EXPENSES
      Selling, general, and administrative expenses (Note I)                    (3,418)          (3,477)        (4,842)
                                                                           -----------     ------------    -----------

(LOSS) FROM OPERATIONS                                                          (3,372)          (3,442)        (4,756)

OTHER INCOME (EXPENSE)
      Interest income                                                            1,223              948            656
      Interest expense                                                            (118)            (117)          (125)
      Litigation recoveries                                                         --              150          3,225
      Provision for impairment of investments (Notes C and D)
           SRL                                                                      --               --         (3,000)
           Other                                                                   (50)            (280)          (175)
      Equity in net (loss) of SRL (Note C)                                      (8,289)          (4,701)       (10,027)
      Equity in net earnings (loss) of affiliates (Note D)                      (3,960)             356            526
                                                                          ------------     ------------     ----------

      Total Other (Expense) Income                                             (11,194)          (3,644)        (8,920)
                                                                          ------------     ------------     ----------

(LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAX
      EXPENSE                                                                  (14,566)          (7,086)       (13,676)

INCOME TAXES (Note N)                                                               --               --             --
                                                                          ------------     ------------     ----------
(LOSS) FROM CONTINUING OPERATIONS                                              (14,566)          (7,086)       (13,676)

(LOSS) FROM DISCONTINUED
      OPERATIONS (Note J)                                                         (271)         (27,174)        (4,610)
                                                                         -------------     ------------     ----------

NET(LOSS)                                                                $     (14,837)    $    (34,260)    $  (18,286)
                                                                         -------------     ------------     ----------
                                                                         -------------     ------------     ----------
BASIC (LOSS) PER SHARE
      From continuing operations                                         $        (.67)    $       (.38)   $      (.86)
      From discontinued operations                                                (.01)           (1.43)          (.29)
                                                                         -------------     ------------    -----------
      Net (loss)                                                         $        (.68)    $      (1.81)   $     (1.15)
                                                                         -------------     ------------    -----------
                                                                         -------------     ------------    -----------
      Average shares outstanding                                                21,875           18,971         15,839
                                                                         -------------     ------------    -----------
                                                                         -------------     ------------    -----------

See notes to consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31,1997, 1996 AND 1995
   (IN THOUSANDS EXCEPT SHARES)

                                                                                                      CUMULATIVE
                                                                                                        FOREIGN
                                                    COMMON STOCK         ADDITIONAL    RETAINED        CURRENCY        MINIMUM
                                                     OUTSTANDING          PAID-IN      EARNINGS       TRANSLATION      PENSION
                                               SHARES         AMOUNT       CAPITAL     (DEFICIT)      ADJUSTMENT      LIABILITY
                                            -----------    -----------  -----------  ------------   --------------  ------------
Balance - January 1, 1995                    15,838,408     $       158  $  58,137    $   39,092     $       282     $      --

    Net (loss)                                       --              --         --       (18,286)             --            --
                                             ----------     -----------  ---------    ----------     -----------     ---------

Balance - December 31,1995                   15,838,408             158     58,137        20,806             282            --

    Net (loss)                                       --              --         --       (34,260)             --            --
    Option activity                                  --              --         25            --              --            --
    Issuance of common stock (Note M)         5,160,000              52     17,697            --              --            --
    Conversion of loan into common
       stock (Note M)                           840,000               8      2,091            --              --            --
    Foreign currency translation
       adjustment                                                                                             (1)
    Minimum pension liability (Note I)               --              --         --            --              --          (143)
                                             ----------     -----------  ---------    ----------     -----------     ---------

Balance - December 31,1996                   21,838,408             218     77,950       (13,454)            281          (143)

    Net (loss)                                       --              --         --       (14,837)             --            --
    Option activities                            67,080               1        150            --              --            --

Minimum pension liability (Note I)                   --              --         --            --              --          (581)
                                            -----------     -----------  ---------    ----------     -----------     ---------

Balance - December 31, 1997                  21,905,488     $       219  $  78,100    $  (28,291)    $       281     $    (724)
                                            -----------     -----------  ---------    ----------     -----------     ---------
                                            -----------     -----------  ---------    ----------     -----------     ---------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
   (IN THOUSANDS)

                                                                 1997              1996             1995
                                                              ----------        -----------       --------
CASH USED IN OPERATING ACTIVITIES (Note O):                   $   (4,025)        $  (6,090)       $ (1,614)
                                                              ----------        ----------        --------

CASH FLOW FROM INVESTING ACTIVITIES
    Net cash from sale of fixed assets                                --               219              65
    Net cash proceeds from sale of 50% of SRL
        (gross proceeds, $56.8 million)                               --                --           2,000
    Capital expenditures                                             (45)               --              --
    Proceeds from sale of discontinued operations                 10,528
    Additions to other assets                                     (1,333)           (1,229)         (1,392)
    Proceeds from sale of short-term investments                   2,376                --              --
    Additional investment in SRL                                 (11,734)           (2,300)         (1,436)
    (Increase) decrease in investments in and
        advances to affiliates                                     1,080            (1,147)            155
                                                              ----------       -----------        ---------

Net cash (used in) investing activities                              872            (4,457)           (608)
                                                              ----------       -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of convertible loan                                      --             2,099              --
    Payments of indebtedness                                                            --             (82)
    Restricted cash and investments                                   --               231             190
    Issuance of common stock                                         151            17,774              --
                                                              ----------       -----------        ---------

    Net cash provided by financing activities                        151            20,104             108
                                                              ----------       -----------        ---------

(DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                              (3,002)            9,557          (2,114)

CASH AND CASH EQUIVALENTS - Beginning of year                     15,583             6,026           8,140
                                                              ----------       -----------        ---------

CASH AND CASH EQUIVALENTS - End of year                       $   12,581       $    15,583         $ 6,026
                                                              ----------       -----------        ---------
                                                              ----------       -----------        ---------
CASH PAID FOR
    Interest                                                  $      118       $       123         $    85

NON-CASH TRANSACTIONS:
    Conversion of advances to affiliate into common
        stock (Note D)                                        $    1,748                --              --
    Conversion of loan into common stock (Note M)                     --             2,099              --
    Minimum pension liability (Note I)                              (581)             (143)             --

See notes to consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

A. BASIS OF PRESENTATION

         The Company owns a 50% interest in Sierra Rutile Limited ("SRL"), a producer of rutile. Rutile (titanium dioxide), is sold primarily to the paint pigment industry in the United States, Europe and the Far East. Production facilities and raw material supplies for the rutile operation are located in Sierra Leone, in West Africa. As Sierra Leone is a third-world country, the operations are subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries. The Company also owns a 28.6% interest in Nord Pacific Limited ("Pacific"), a public mining and exploration company.

         The preparation of these financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include losses related to discontinued operations and rates of return on investments, rates of discounting and salary escalation and other actuarial assumptions used to evaluate retirement benefits. Estimates of mineral reserves are used as a basis for amortization of certain of the Company's long-term assets. Events which have occurred in Sierra Leone since early 1995 indicate that an impairment of assets has occurred and the Company has recorded an impairment reserve based on information currently available. The amount of impairment will be adjusted if necessary when additional information becomes available.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Nord Resources Corporation and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated.

         SRL as used in these financial statements includes Sierra Rutile Holdings, Sierra Rutile Limited (the mining operation) and other subsidiaries of the Company and Sierra Rutile Holdings that are economically dependent on the rutile mining operation. Financial statement amounts relating to SRL represent the Company's 50% investment in SRL carried on the equity method of accounting as described in "Investment in SRL". See Note C for summarized financial information regarding SRL.

         Investments in 20% to 40%-owned affiliates and joint ventures and in affiliates or joint ventures in which the Company's investment may temporarily be in excess of 40% are carried using the equity method.

INVESTMENT IN AND ADVANCES TO SRL

         In January 1995, SRL's mining operation, which had operated successfully since 1978, was attacked by non-government forces. Due to concern for the safety of its employees, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. The resumption of operations is dependent upon many conditions including (1) Sierra Leone having an acceptable political environment within which to operate, (2) SRL having adequate levels of security in and around the minesite area, (3) SRL completing an accurate assessment of the cost of resuming operations, (4) SRL successfully renegotiating its operating agreements with the government of Sierra Leone and
(5) SRL obtaining adequate levels of financing at acceptable terms. Cost of resuming operations includes repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. Until SRL personnel can complete a detailed assessment of the condition of SRL's assets, it is not possible to accurately estimate these costs. There is no certainty that adequate financing would be available to fund the above noted costs, although management of the Company, SRL and the other 50% owner of SRL are engaged in discussions with potential financing sources. The Company is not yet able to determine when operations will resume at the Sierra Leone mine. If the above noted conditions for resuming operations in Sierra Leone are not satisfied, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL.

         Prior to December 31, 1994, the Company proportionately consolidated its share in each of the assets, liabilities and operations of SRL. As of December 31, 1994 and through September 30, 1997, the Company adopted the cost basis of accounting for its investment in SRL on the basis that the mine was no longer under the control of SRL. Under the cost basis, Company's investment included original cost plus undistributed earnings through December 31, 1994 plus SRL's obligations to lenders, payment of which is guaranteed by the Company, plus funds advanced since December 31, 1994 to fund SRL's operations less any related restricted cash and less provisions for impairment of assets (see Notes C and G).

         Subsequent to September 30, 1997, SRL again regained control of the mine. The Company subsequently changed its accounting for its investment in SRL from the cost basis to the equity method. In accordance with Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock", the Company's financial statements for 1996 and 1995 have been restated to reflect this change. Under the equity method, the Company reports its share of SRL's net loss in the statements of operations as equity in net (loss) of SRL. The result of this change was to increase net loss by $4.7 million and $10.0 million for the years ended December 31, 1996 and 1995, respectively and basic loss per share from continuing operations and basic loss per share by $.25 and $.63.

         The Company intends to resume proportional consolidation for its 50% share in each of the assets, liabilities and operations of SRL once SRL reestablishes its mining operations.

         In 1995, the Company recorded an impairment provision of $3 million for its 50% share of the identified loss at SRL resulting from damage to assets. When additional information regarding losses is obtained, the Company will adjust the impairment reserve as necessary. The Company has filed a claim under an insurance policy which provides for compensation of up to $15.7 million of damage due to political violence in Sierra Leone. The Company will recognize any insurance recoveries as a reduction to fixed asset impairments when received (Note C).

FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If the political climate in Sierra Leone continues to be disruptive to business operations, if the cost to re-establish operations is economically prohibitive or if funding for repairs and start-up costs is not available, the Company may not be able to recover its investment in SRL. As described in Note G, SRL is not in compliance with several covenants contained in its bank financing agreements, although SRL has obtained a forbearance until April 1, 1998 (see Note Q) from payment of amounts due the lenders. All of the above factors raise substantial doubt as to the ability of the Company to continue as a going concern.

         SRL has initiated discussions with its lenders with a goal to reschedule payment of amounts outstanding under these loans and to identify the availability of additional funds from the current lenders and other lending sources which would be required to fund the rehabilitation program for SRL's operations and to complete a 1993 expansion program. The Company cannot project the willingness of the lenders to continue to provide modifications to the terms of the financing agreements which may be necessary beyond April 1, 1998 (see Note Q) nor their or other lenders' willingness to provide funds for efforts to resume operations. If the lenders require the Company to pay its 50% share of the amounts owed by SRL or if the Company is required to provide a significant amount of funds to SRL for it to resume operations, the Company would likely have to pursue other options.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts should the Company be required to liquidate certain of its assets. The Company's ability to continue operating under its present structure is dependent upon having sufficient cash to meet its potential obligations, recovery of the proceeds of the political risk insurance policy, SRL's ability to renegotiate the terms and covenants of its financing agreements, obtaining additional financing or refinancing as may be required and, ultimately, the resumption of successful operations at SRL. Management of the Company and SRL are continuing their efforts to reestablish the rutile mining operations and to identify sources of funds so that SRL can resume operations and meet its obligations. However, management cannot provide any assurance that these events will occur.

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

BASIC (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share". This statement requires dual presentation of earnings per share ("EPS") whereby basic EPS excludes potential dilution from stock options, warrants and other securities or contracts to issue common stock. Diluted EPS takes into account the potential issuance of these shares in the calculation of EPS. Due to losses from continuing operations for the years ended December 31, 1997, 1996 and 1995, the Company has concluded that issuance of any additional shares would be antidilutive and therefore a dual presentation is not required.

RECLASSIFICATIONS

         Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform to the classifications used in 1997.


C.  SRL

         As described in Note A, as of December 31, 1994 the Company adopted the cost basis of accounting for its investment in SRL. During 1997, 1996 and 1995, the Company contributed $11,734,000, $2,300,000 and $1,436,000, respectively, as its 50% share of funding for SRL's cash needs, primarily to satisfy bank requirements, vendor payments and the ongoing operational cash requirements of SRL.

         The following summarized financial information of the Company's 50% share of SRL is derived from SRL's financial statements. Based on an assessment of damage to SRL's assets, an impairment reserve of $3,000,000 was recorded in 1995 as the Company's 50% share of damage to such assets. The impairment primarily related to the carrying cost of vehicles, foodstores, furniture and fixtures and certain buildings which have been stolen, looted or destroyed. It does not include any amount for repair or replacement of other equipment which may be damaged, as such amount cannot be determined until a more detailed inspection of the assets can be made. During the latter part of 1996 and into 1997, SRL began developing plans to resume operations, including obtaining a more accurate determination of the cost of repairing and replacing assets. When information becomes available from the above process, the Company will adjust the impairment reserve if necessary. Proceeds received from any related insurance settlement will be credited to the impairment reserve.


                                                                               DECEMBER 31
BALANCE SHEET DATA - SRL                                             1997                      1996
                                                                    ------                    ------
                                                                          (in thousands)
Current assets                                                $          3,306          $         4,946
Property, plant and equipment                                           56,608                   56,334
Other assets                                                             1,594                    1,701
                                                              ----------------          ---------------

           Total assets                                       $         61,508          $        62,981
                                                              ----------------          ---------------
                                                              ----------------          ---------------

Obligations to lenders                                        $         19,010          $        22,762
Other current liabilities                                                3,675                    5,841
Other liabilities, including advances from
 Nord Resources Corporations                                            17,797                    5,049
                                                              ----------------          ---------------

           Total liabilities                                            40,482                   33,652

Foreign currency translation adjustment                                      3                        4
Company's share of equity                                               21,023                   29,325
                                                              ----------------          ---------------

      Total liabilities and
           stockholders' equity                               $         61,508          $        62,981
                                                              ----------------          ---------------
                                                              ----------------          ---------------

The following is a reconciliation of the activity related to the Company's investment in and advances to SRL (in thousands):


Investment in SRL at January 1, 1996                              $        30,032
Additional investment                                                       5,873
Equity in net loss of SRL                                                  (4,701)
                                                                  ---------------
Investment in SRL at December 31, 1996                                     31,204
Additional investment                                                      11,734
Equity in net loss of SRL                                                  (8,289)
                                                                  ---------------
Investment in SRL at December 31, 1997                            $        34,649
                                                                  ---------------
                                                                  ---------------

The following is summarized operating data for the Company's share of operations of SRL. Amounts represent the Company's 50% ownership of SRL.


                                                                   YEAR ENDED DECEMBER 31
                                                      ------------------------------------------------------
OPERATING DATA - SRL                                     1997                 1996               1995
                                                      ----------          -------------     --------------
                                                                       (in thousands)
Sales                                               $           882          $    1,050            $   1,876
Other revenues                                                  914                 818                  451
                                                 ------------------    ----------------    -----------------

Total revenues                                                1,796               1,868                2,327

Cost of sales                                                  (594)               (723)              (1,821)
Termination and shutdown costs                                   --                  --               (5,250)
Selling, general and administrative                          (6,058)             (3,364)                (609)
                                                 ------------------    -----------------   -----------------

Total operating costs and expenses                           (6,652)             (4,087)              (7,680)

Interest income                                                  60                  68                  257
Reserve for impairment                                           --                  --               (3,000)
Interest expense                                             (3,469)             (2,494)              (1,848)
                                                 ------------------     -----------------  -----------------

Total other (expense)                                        (3,409)             (2,426)              (4,591)
                                                 ------------------     ----------------   -----------------

Loss before income
      tax expense                                            (8,265)             (4,645)              (9,944)

Income tax (expense)                                            (24)                (56)                 (83)
                                                 ------------------     ----------------   -----------------

Net (loss)                                         $         (8,289)         $   (4,701)          $  (10,027)
                                                 ------------------     ----------------   -----------------
                                                 ------------------     ----------------   -----------------

INCOME TAXES - SRL

           A deferred tax asset was generated primarily due to differences between financial and tax basis of plant and equipment in Sierra Leone. Sierra Leone's method of depreciation of plant and equipment is different from domestic tax law in that it allows SRL to elect when to take a depreciation deduction and there is no time limitation as to when the unused depreciation may be deducted. SRL enjoyed a tax holiday in Sierra Leone through June 1987 and during that holiday, it was not required to use any tax deduction for depreciation, creating a substantial difference between financial statement and tax bases of plant and equipment. As a result of the suspension of mining operations as described in Note A, the Company has determined that a valuation allowance is required for the entire amount of deferred tax asset.

COMMITMENTS - SRL

         In connection with the settlement of certain claims asserted by the government of Sierra Leone (the "Government"), SRL has agreed to commit $6 million for projects for the benefit of Sierra Leone. The projects, to be mutually agreed upon by the government and SRL, will be phased over a period of not less than three years. The Company anticipates that the capital projects, once they are determined, will benefit Sierra Leone and become an integral part of the mining operations of SRL. Since, due to civil unrest in Sierra Leone, SRL has been unable to commence these projects. SRL anticipates entering into negotiations with the government of Sierra Leone to receive an extension of the period within which these projects can be completed.

CONTINGENCIES - SRL

         The government of Sierra Leone has an option to acquire 47% of the shares of SRL beginning January 2000 at a purchase price of $57.4 million. Each of the shareholders of SRL would sell equal interests in SRL if this purchase option is exercised.

         The Company had certain amounts of insurance to cover risk of loss on its investment in SRL due to political violence and expropriation of SRL's assets. Under an insurance policy provided by an agency of the United States government, up to $15.7 million of coverage is provided for the Company's share of damage to property from political violence. This policy expired on December 31, 1995 and the insurer has elected not to renew the coverage. Based on the damage assessments performed to date, the Company filed a claim under this policy for its 50% share of damage to mine assets resulting from events which began in January 1995. The insurer has acknowledged that the policy would likely cover damage to SRL's assets as a result of the January 1995 events. In September 1996, the Company received a $1.5 million provisional payment from the insurer under this policy, which has been recorded as unearned revenue in the financial statements. The Company is obligated to return any or all of this amount if it does not comply with certain provisions with respect to its efforts to repair damage at SRL or if the final amount of damage is less than that amount. A further claim for the full amount covered by the policy was filed subsequent to December 31, 1997. The Company is not presently able to predict the extent or timing or amount of recoveries which may ultimately be available under this policy. The Company has pledged any proceeds it may receive over $2.7 million from this policy as collateral for a guarantee of SRL debt (see Notes G and Q).

D.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

                                                                              DECEMBER 31
                                                                              -----------
                                                                  1997                           1996
                                                                  ----                           ----
                                                                            (in thousands)

                                               PERCENT                          PERCENT
                                                OWNED                            OWNED
                                            -------------                    -----------
Nord Pacific Limited:
      Investment to date, at cost              28.63%         $    10,726        35.2%      $     10,726
      Conversion of debt to equity                                  1,748                             --
      Foreign currency
        translation adjustment                                        281                            281
      Equity in cumulative net (loss)                              (7,282)                        (3,323)
      Dividends received                                             (167)                          (167)
                                                              -----------                   ------------

      Total investment                                              5,306                          7,517

      Advances                                                         98                          1,178
                                                              -----------                   ------------

      Total Nord Pacific Limited                                    5,404                          8,695

Manatee Gateway:
      Investment, at cost                      41.8%                  965        41.8%             3,539
      Less valuation allowance                                         --                         (2,394)
                                                              -----------                   ------------

      Total Manatee Gateway                                           965                          1,145
                                                              -----------                   ------------

                                                              $     6,369                   $      9,840
                                                              -----------                   ------------
                                                              -----------                   ------------

NORD PACIFIC LIMITED ("PACIFIC")

         In February 1994 in connection with a public offering by Pacific, the Company converted $2,900,000 of its advances to Pacific into 697,744 shares of common stock of Pacific. The Company's share of equity in net assets in excess of its investment is being amortized over ten years.

         In October 1996 the Company agreed to make available, at its discretion, an operating loan to Pacific payable on demand and bearing interest at the prime rate plus 1 %. As of December 31, 1996, $947,000 had been advanced under this agreement. During the first three quarters of 1997, the Company advanced Pacific an additional $2,800,745, net of repayments, bringing the total indebtedness to $3,747,745. In July and August 1997, Pacific repaid $2,000,000 in cash. On July 3, 1997, Pacific completed the closing of its Offering in Canada (the "Offering") which consisted of the sale of 2,460,000 Units consisting of one share of Pacific common stock and one-half of one purchase warrant (the "Purchase Warrant"). Gross proceeds from the Offering totaled $12,300,000 with net proceeds totaling $10,684,000 after the payment of commissions, certain legal and other related fees. Concurrent with the closing of the Offering on July 3, 1997, the Company which previously owned 35 % of the outstanding Common Stock of Pacific, converted the $1,747,745 due from Pacific into 349,549 Units at $5.00 per Unit.

         The aggregate market value of the Company's investment in Pacific at December 31, 1997, based on the average of the bid and asked price (NASDAQ bid and asked) at December 31, 1997 of $2.875 per share, was $10,630,488.

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


                                                                                DECEMBER 31
                                                               ----------------------------------------------
                                                                       BALANCE SHEET DATA - PACIFIC
                                                               ----------------------------------------------
                                                                    1997                           1996
                                                               -------------------         ------------------
                                                                              (in thousands)
Current assets                                                $          8,745               $          4,062
Forward currency exchange contracts                                         --                             18
Premium on copper contracts                                                 --                            311
Property, plant and equipment                                            4,737                          5,411
Deferred exploration,
      development and other costs                                       26,915                         29,939
                                                              ----------------               ----------------
Total assets                                                            40,397                         39,741

Current liabilities                                                      9,884                          7,150
Payable on copper contracts                                                 --                            311
Deferred income taxes                                                    4,840                          3,740
Long-term debt                                                             313                          4,129
Retirement benefits                                                        104                            202
                                                              ----------------               ----------------

Shareholders' equity                                          $         25,256               $         24,209
                                                              ----------------               ----------------
                                                              ----------------               ----------------

Company's share of equity                                     $          7,223               $          8,522
                                                              ----------------               ----------------
                                                              ----------------               ----------------

Company's equity percentage                                               28.6%                          35.2%

                                                                     YEAR ENDED DECEMBER 31
                                                        -----------------------------------------------------
OPERATING DATA - PACIFIC                                   1997                1996                 1995
                                                        --------          -------------         -------------
                                                                         (in thousands)
Sales                                                $         16,328      $       16,178      $       14,074
Less costs and expenses                                       (26,816)            (12,775)            (11,038)
Forward currency
      transaction gain (loss)                                     502                (114)               (378)
Gain (loss) on foreign
      currency contracts                                       (2,399)                497                (279)
Copper contracts gain (loss)                                      372                (304)
Provision for taxes                                            (2,300)             (2,620)             (1,120)
Other (expense)                                                   (14)               (245)               (156)
                                                     ----------------      --------------     ---------------

Net earnings (loss)                                  $        (14,327)     $          617     $         1,103
                                                     ----------------      --------------     ---------------
                                                     ----------------      --------------     ---------------

Charges from the Company
      included in costs and expenses                 $            566      $          415     $           361
                                                     ----------------      --------------     ---------------
                                                     ----------------      --------------     ---------------

         The consolidated financial statements of Pacific include Pacific's proportionate interest in the assets, liabilities and costs and expenses of joint ventures related to copper mining.

MANATEE GATEWAY

         The Company, through its wholly-owned subsidiary, Nord Manatee Ltd., owned a 42% interest in approximately 200 acres of undeveloped real estate. In 1997, the venture sold this property for $2,769,000. The purchase price will be paid over a four-year period and the buyer has agreed to give and the venture has agreed to take a 7% purchase money first mortgage in the amount of $2,269,500. The venture received $500,000 at closing of this transaction.

E.  PROPERTY, PLANT AND EQUIPMENT

                                                           DECEMBER 31
                                         -----------------------------------------------
                                               1997                           1996
                                               ----                           ----
                                                         (in thousands)
Land                                     $            100               $             --
Office equipment                                      462                            429
                                         ----------------               ----------------
                                                      562                            429

Less accumulated depreciation
      and depletion                                  (412)                          (402)
                                         ----------------               ----------------

                                         $            150               $             27
                                         ----------------               ----------------
                                         ----------------               ----------------

In 1993 the Company sold the Timberline property ("Timberline") to an unaffiliated third property. As part of the sale, the Company accepted a note totaling $150,000 from the purchaser. Since the Company had not received a payment from the purchaser in over two years, in 1997 the Company took back the property. Management believes that the value of Timberline is less than the $150,000 value and has therefore reduced the carrying value by $50,000 to $100,000.


F.  OTHER ASSETS


                                                                          DECEMBER 31
                                                           -----------------------------------------
                                                              1997                           1996
                                                              ----                           ----
                                                                     (in thousands)
Non-qualified trusts for funding of
      retirement benefits: (Note I)
           Cash surrender value of life
             insurance, net of policy loans
             of $1,591,000 in 1997 and 1996          $          2,843               $          2,342
           Investments - available for sale                     2,965                          1,903
Unamortized pension cost                                           90                            109
Other                                                             252                            463
                                                     ----------------               ----------------
                                                     $          6,150               $          4,817
                                                     ----------------               ----------------
                                                     ----------------               ----------------

G.  INDEBTEDNESS


SRL (100%, WITH THE COMPANY'S SHARE NOTED PARENTHETICALLY)

         As of December 31, 1997, SRL owed $27,160,000 ($13,580,000) under financing agreements with four institutions which initially provided $48,000,000 ($24,000,000) of financing for a capital expansion program. The amounts outstanding bear interest at rates ranging from 7.2% to 11% per annum. The suspension of the rutile mining operation as described in Note A and violations of various financial covenants constitute events of default under these financing agreements. The lenders have agreed to forebear from accelerating payment of the loans or enforcing their rights against any collateral through May 15, 1998 (see Note Q) to allow SRL time to determine the damage to the mining operation, assess the political situation in Sierra Leone and develop a plan for refinancing, rehabilitating and reopening the mining operation. During this period of forebearance, SRL is prohibited from making any dividend payment or any other payments to the Company except for reimbursement of operating or administrative expenses for the benefit of SRL. SRL's requirement to pay a commitment fee of up to 1% per annum of the unused amount of the lines has been waived until April 1, 1998. In addition, SRL is precluded from borrowing additional amounts under these agreements and is required to expend at least $500,000 each quarter to pay for its liabilities and purchases. The forebearance agreement would terminate if there is a material change in circumstances at SRL. As a condition to receiving the extension of the forebearance until April 1, 1998, SRL was required to prepay interest due under the financing agreements through March 31, 1998 in the amount of $702,000 ($351,000). Under the forebearance, the lenders have agreed to release SRL from an obligation to maintain certain funds in escrow for payment of amounts due the lenders.

         SRL owes $10,860,000 ($5,430,000) at December 31, 1997 under a bank financing agreement which has no stated interest rate. This loan is also in default due to the above noted circumstances and has been classified in the balance sheet as a current liability. This lender is also a party to the above mentioned forebearance agreement. Under the forebearance extension signed in late 1997, SRL prepaid interest of $257,000 ($128,500) for the period January 1, 1998 through March 31, 1998 on the entire amount owed to this lender (see Note Q).

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

         Under these financing arrangements, SRL has committed to complete an $83,300,000 expansion program of which $58,000,000 has been expended. Prior to "project completion", the Company has guaranteed payment of its 50% share of amounts owed to the lenders. The completion of certain events are required for SRL to attain "project completion" including construction or procurement of certain capital assets, attainment of certain production and sales levels, generation of minimum amounts of net earnings and net worth and maintenance of certain financial ratios.

         Separately, as a condition to the forebearance, and as security for its guarantee, the Company has pledged proceeds it may receive from claims made under a political risk insurance policy issued by an agency of the United States government (Note C). The Company will be able to retain the first $2.7 million of the proceeds. Any additional proceeds will be held in trust and funds shall be released from the trust when the Company's 50% share of the deferred principal payments have been made and no events of default exist under the financing agreements.


H.  INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         Investments available for sale, consisting principally of municipal bonds and money market mutual funds, totaled $4,279,000 at December 31, 1996. The amortized cost of these investments approximated estimated fair value. These investments were sold in 1997.


I.  RETIREMENT BENEFITS

         The Company has an unfunded non-contributory defined benefit plan for certain of its executive officers and management personnel. The Company has non-qualified trusts which were established in 1989 related to this plan, and the trusts hold assets valued at $5,808,000 and $4,245,000 at December 31, 1997 and 1996, respectively (Note F). Effective in 1995, the plan was amended to permit two officers to elect a discounted lump sum distribution limited to the amounts held in the trusts. The Company has committed to contribute $250,000 in 1998 and 1999, respectively, to the trusts designated for one of these officers.

         The following sets forth the funded status and amounts recognized in the Company's balance sheets:


                                                                             DECEMBER 31
                                                          ------------------------------------------------
                                                                 1997                           1996
                                                                 ----                           ----
                                                                           (in thousands)
Present value of accumulated benefit obligation:
      Estimated present value
           of vested benefits                              $          7,896               $          6,809
      Estimated present value
           of non-vested benefits                                        --                             21
                                                           ----------------               ----------------
Present value of accumulated benefit obligation                       7,896                          6,830

Estimated effect of salary and benefit increases                         --                            693
                                                           ----------------               ----------------

Projected benefit obligation                                          7,896                          7,523

Unrecognized prior service cost                                         (90)                          (109)
Unrecognized net loss including effects of
      changes in assumptions                                           (724)                          (836)
Minimum pension liability                                               814                            252
                                                           ----------------               ----------------

Accrued pension liability                                  $          7,896               $          6,830
                                                           ----------------               ----------------
                                                           ----------------               ----------------

As of December 31, 1997, the Company recorded a minimum pension liability of $814,000, an equity reduction of $724,000, and an asset of $90,000.

Net pension expense consists of the following components:

                                                                   YEAR ENDED DECEMBER 31
                                                      -----------------------------------------------------
                                                         1997                1996                 1995
                                                      --------          -------------         ------------
                                                                       (in thousands)
Service costs - benefits
      earned during the period                     $            115      $          133       $         169
Interest on projected benefit obligation                        544                 525                 452
Net amortization and deferral                                    25                 173                  51
                                                   ----------------      --------------       -------------

Net pension expense                                $            684      $          831       $         672
                                                   ----------------      --------------       -------------
                                                   ----------------      --------------       -------------

The discount rate was 7.0% in 1997, 7.25% in 1996 and 7.5% in 1995. The assumed rate of future pay increases was 0% in 1997 and 4% in 1996 and 1995.

In addition, the Company has a nonqualified retirement plan for certain former members of the Board of Directors. The amounts accrued under this plan were $151,000 and $157,000 at December 31, 1997 and 1996, respectively.

J.  DISCONTINUED OPERATIONS

         In February 1997, the Company's Board of Directors approved a formal plan to sell substantially all the assets of the Company's 80% owned subsidiary, Nord Kaolin Company ("NKC"). The results of NKC, which comprised the Company's kaolin segment, are reported as discontinued operations in these financial statements.

         On April 23, 1997, the Company consummated the sale of substantially all of the assets (except cash and accounts receivable) for $20 million less $735,000 relating to certain accrued liabilities assumed by the purchaser. The purchaser also assumed certain lease obligations of NKC. Proceeds received to December 31, 1997 from this transaction totaled $10.5 million (including collection of accounts receivable and less payment of NKC's liabilities and other liabilities incurred as a result of this transaction).

         Amounts due under capital leases were included in current liabilities at December 31, 1996 because the lessors had not released the Company from liability. The purchaser has assumed all outstanding leases and the Company has been released from all further liability under the leases.

                                                                     YEAR ENDED DECEMBER 31
                                                        -----------------------------------------------------
                                                           1997                1996                  1995
                                                        --------          -------------             --------
                                                                         (in thousands)
Operating loss from discontinued kaolin segment      $            271      $        5,762       $       4,610
Loss on disposal of kaolin segment                                 --              18,912
Estimated operating losses to disposal date                        --               2,500
                                                     ----------------      --------------       -------------
Loss from discontinued operations                    $            271      $       27,174       $       4,610
                                                     ----------------      --------------       -------------
                                                     ----------------      --------------       -------------

         Sales from the discontinued operations of $33,635,000, and $36,755,000 and the respective cost of sales, selling general and administrative costs and interest expense for the years ended December 31, 1996, and 1995, respectively, have been reclassified from continuing operations in the statements of operations and are included in the loss from discontinued operations.

The assets (liabilities) of discontinued operations at December 31, 1996 are summarized as follows (in thousands):


Current assets                                                  $ 9,071
Plant and equipment and deferred charges
      (at net realizable value)                                  20,237
Other current liabilities                                       (10,902)
Accrued transaction costs                                        (1,611)
Estimated operating losses to disposal date                      (2,500)
Long-term liabilities                                            (1,956)
                                                                 ------

Net assets of discontinued operations                           $12,339
                                                                -------
                                                                -------

         Included in loss from discontinued operations for the year ended December 31, 1997 is $510,000 relating to severance costs. Included in accrued transaction costs at December 31, 1996 is $800,000 relating to severance and $811,000 relating to estimated legal and other termination costs. The NKC non-contributory defined benefit plan covering hourly employees has been assumed by the purchaser.

 K.  CONTINGENCIES

         Under the terms of the Company's separation agreement with certain former NKC employees, they may each be entitled to up to 26 weeks of severance pay in the event they are terminated by the company which acquired NKC if the termination occurs within one year of the acquisition. At December 31, 1997, the potential amount of severance payments is approximately $250,000.

L.  LEASES

         Minimum annual lease payments under non-cancellable operating leases due through 2002 are $328,000. Total rent expense for leases during the years ended December 31, 1997, 1996 and 1995 was $160,000, $216,000 and $223,000,
respectively.


M. STOCKHOLDERS' EQUITY

STOCK OPTIONS

         Under the Company's various stock option plans, options have been granted at market price at date of grant (incentive and nonqualified stock options). Options are generally exercisable beginning one year from date of grant and expire ten years from date of grant. At December 31, 1997, 1,260,246 shares are available for future option grants.

A summary of the option activity is as follows:


                                                                        WEIGHTED AVERAGE
                                              SHARES                     EXERCISE PRICE
                                          ------------------        -----------------------
Outstanding at January 1, 1995               1,636,379                         $6.56

      Granted                                  169,850                          5.13
      Terminated                              (183,753)                         8.48
      Expired                                  (64,575)                         5.12
                                              --------

Outstanding at December 31, 1995             1,557,901                          6.41

      Granted                                  205,980                          2.99
      Terminated                               (72,120)                         6.50
      Expired                                  (32,400)                         6.17
                                              --------

Outstanding at December 31, 1996             1,659,361                          5.99

      Granted                                1,176,204                          4.84
      Exercised                                (67,080)                         2.25
      Terminated                              (629,814)                         5.73
      Expired                                 (475,600)                         6.57
                                             ---------                          ----
Outstanding at December 31, 1997             1,663,071                         $5.26
                                             ---------                         -----
                                             ---------                         -----


                                             1997                           1996                           1995
                                ----------------------------  -----------------------------  -------------------------
                                                 WEIGHTED                       WEIGHTED                    WEIGHTED
                                                  AVERAGE                        AVERAGE                     AVERAGE
                                                 EXERCISE                       EXERCISE                    EXERCISE
OPTIONS                           SHARES          PRICE          SHARES          PRICE         SHARES         PRICE
-------                           ------          -----          ------          -----         ------         -----
Options Exercisable
      at Year-End                 1,102,571     $    4.70        1,463,481     $    6.38       1,436,766     $    6.53
Weighted average fair
      value of options
      granted during year                       $    1.40                      $    1.46              --     $    2.71


The following table summarizes information about stock option plans and non-plan options at December 31, 1997:

                                                          OPTIONS OUTSTANDING
                                                       ------------------------
                                                           WEIGHTED AVERAGE            OPTIONS
 EXERCISE PRICES PER SHARE            OUTSTANDING            CONTRACT LIFE           EXERCISABLE
------------------------------    -----------------    ------------------------   ----------------
         $     2.25                        54,500                  8.06                  54,500
               3.25                       200,000                  9.39                 100,000
               4.00                       250,000                  5.41                 225,000
               4.13                        43,400                  9.06                  43,400
               4.63                        15,000                  8.87                  15,000
               4.88                        33,750                   .82                  33,750
               5.00                       232,500                  4.79                  32,500
               5.13                       146,100                  4.68                 146,100
               5.50                         9,840                  4.62                   9,840
               5.61                        35,500                  1.08                     -0-
               6.00                       200,000                  4.42                     -0-
               6.13                        30,000                  8.43                  30,000
               6.63                        11,500                  1.92                  11,500
               6.67                       119,250                   .05                 119,250
               6.75                        12,700                  5.19                  12,700
               7.00                         9,850                  2.97                   9,850
               7.38                       129,150                  1.83                 129,150
               7.75                        28,600                  3.40                  28,600
               8.00                        90,000                  1.08                  90,000
               8.25                        11,431                   .91                  11,431
                                     ------------               -------              ----------
              $2.25-8.25                1,663,071                  4.70               1,102,571
                                     ------------                                    ----------
                                     ------------                                    ----------


         Of the 1,663,071 options outstanding, 658,271 shares fall under the terms of the Company's stock option plans. An additional 1,004,800 are non-qualified, non-plan options which have been authorized by the Board of Directors but are not part of a qualified stock option plan. Under the terms of the Company's stock option plans, 1,260,246 shares are reserved for future option grants.

         The Company applies APB Opinion No. 25 in accounting for its stock option plans. Therefore, no compensation expense under SFAS No. 123 has been recognized for options granted to employees. Had compensation cost for the Company's option grants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and net loss per common share would have been adjusted to the pro forma amounts indicated below:

                                                   YEAR ENDED DECEMBER 31
                                       ---------------------------------------------------
                                             1997                        1996
                                             ----                        ----
Net Loss:
           As reported                 $    (14,837)              $    (34,260)
           Pro Forma                   $    (15,110)              $    (34,376)
Basic Loss Per Share:
           As reported                 $       (.68)              $      (1.81)
           Pro Forma                   $       (.69)              $      (1.81)


The assumptions used in determining the fair value of options granted during 1997, 1996 and 1995 are as follows:


                                               1997                       1996                      1995
                                       --------------------       --------------------     -------------
           Expected Volatility             67%                        67%                      67%
           Expected Life of Grant          Five Years                 Five Years               Five Years
           Risk-Free Interest Rate         6.39%                      5.03%                    5.03%
           Expected Dividend Rate          None                       None                     None


OTHER

         In April and October 1996, the Company sold 3,160,000 and 2,000,000 shares of common stock for $7.9 million ($2.50 per share) and $10 million ($5 per share) to a private investor. In April 1996, the Company entered into a $2.1 million convertible loan agreement with the same investor which in June 1996 was converted into 840,000 shares of common stock. As of December 31, 1997, this investor owned approximately 27.5% of the Company's outstanding shares of common stock.

N.  INCOME TAX

Income tax expense (benefit) includes the following:

                                                            YEAR ENDED DECEMBER 31
                                           ----------------------------------------------------------
                                                  1997                1996                 1995
                                               --------          -------------         --------
                                                                (in thousands)
      Current deferred                      $          7,568      $       (7,262)      $        (306)
      Long-term deferred                              (9,850)             (3,146)             (1,634)
      Change in valuation allowance                    2,282              10,408               1,940
                                            ----------------      --------------       -------------
           Total domestic                   $             --      $           --       $          --
                                            ----------------      --------------       -------------
                                            ----------------      --------------       -------------

As a result of the suspension of mining operations as described in Note A, the Company has determined that a valuation allowance is required for SRL's deferred tax assets.

The principal current and long-term deferred tax assets and (liabilities) are as follows:


                                                                      1997                    1996
                                                                    -------                 -------
                                                                                (in thousands)
CURRENT DEFERRED TAX ASSETS:
      Kaolin:
           Other                                                $              --      $              24
           Accrued expenses                                                    --                    264
           Loss on disposal                                                    --                  7,280
           Valuation allowance                                                 --                 (7,568)
                                                                -----------------      -----------------
           Total asset                                          $              --      $              --
                                                                -----------------      -----------------
                                                                -----------------      -----------------

Long-term deferred tax assets and liabilities:
ASSETS:
Nord:
      Affiliate losses - Nord Pacific                           $           3,034      $           1,641
      Deferred compensation                                                 2,459                  2,100
      Impairment of investments and assets                                     --                    814
      NOL carryforwards                                                    13,780                 12,993
      Tax credit carryforwards                                              1,611                  2,840
      Unearned revenue                                                        510                    510
      Other                                                                   291                    247
                                                                -----------------      -----------------
Total Nord                                                                 21,685                 21,145
                                                                -----------------      -----------------

LIABILITIES:
Kaolin:
      Mine development and exploration                                         --                   (861)
      Depreciation                                                             --                 (7,923)
      Other                                                                    --                   (526)
                                                                -----------------      -----------------
Total Kaolin                                                                   --                 (9,310)



Nord:
      Total Nord                                                               (5)                    (5)
                                                                -----------------      -----------------
Total liabilities                                                              (5)                (9,315)
                                                                -----------------      -----------------
Net asset                                                                  21,680                 11,830
Valuation allowance                                                       (21,680)               (11,830)
                                                                -----------------      -----------------
Total                                                           $              --      $              --
                                                                -----------------      -----------------
                                                                -----------------      -----------------

         The valuation allowance for deferred tax assets represents a 100% valuation allowance. Based upon the earnings history of the Company's domestic operations, it is more likely than not that the Company will be unable to generate enough income to take advantage of the net operating loss carryforwards and related tax credits.

         Domestic income taxes have not been provided on undistributed earnings of SRL aggregating $20,111,000 at December 31, 1997 which the Company intends to reinvest in SRL. The estimated unrecognized domestic deferred tax liability for the temporary differences related to the Company's investment in SRL was $4,400,000 at December 31, 1997.

Income taxes differ from the amount computed by applying the U.S. statutory federal income tax rate as follows:


                                                                  YEAR ENDED DECEMBER 31
                                                     ------------------------------------------------------
                                                        1997                1996                  1995
                                                     --------          -------------         --------------
                                                                       (in thousands)
Tax (benefit) at statutory rate                   $         (5,045)     $      (11,648)       $     (6,217)
Increase (decrease) in taxes
      resulting from:
      Change in valuation allowance                          2,282              10,408               1,940
      Equity in (loss) of SRL                                2,818               1,598               3,409
      Percentage depletion                                     (47)               (226)               (272)
      Non taxable deductible foreign
           expense                                              --                  --               1,020
      Other                                                     (8)               (132)                120
                                                  ----------------      --------------       -------------

Income tax expense                                $             --      $           --       $          --
                                                  ----------------      --------------       -------------
                                                  ----------------      --------------       -------------

FEDERAL

         At December 31, 1997, the Company had a net operating loss carryforward for domestic income tax purposes totaling $39,241,000 available to be carried forward to future periods. This carryforward expires from 2006 to 2012. The Company also had general business credit carryforwards of $538,000 which expire from 1998 to 2011, available to reduce the Company's future tax liability.

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

FOREIGN

         The  Company's  principal  foreign  interest is a 50%  subsidiary
(SRL) which is assessed income tax at a 37.5% rate with a minimum tax payment equal to 3.5% of net sales.

O.  CASH FLOW STATEMENTS


                                                                     1997               1996                 1995
                                                                    ------             ------               -----
CASH USED IN OPERATING ACTIVITIES:
    Net (loss)                                               $       (14,837)      $   (34,260)         $  (18,286)
    Adjustments to reconcile net (loss) to net
        cash (used in) operating activities:
            Equity in net loss of SRL                                  8,289             4,701              10,027
            Equity in net loss (earnings) of affiliates                3,960              (356)               (526)
            Depreciation and amortization                                 30                33                  93
            Unearned revenue                                              --             1,500                  --
            Gain on sale of property                                      40                --                  --
            Provision for impairment of investments                       50               280               3,175
            Loss from discontinued operations                            271            27,174               4,610
            Debt forgiveness                                              50                --                  --
            Change in assets and liabilities, excluding
                effects of dispositions and discontinued
                operations:
                   Accounts receivable                                   150               (73)                477
                   Prepaid expenses                                       (3)           (1,078)                210
                   Accounts payable                                       16              (144)                160
                   Accrued expenses                                      329                61                (246)
                   Retirement benefits                                 1,060                857                 936
Net cash used in discontinued operations                              (3,430)           (4,785)             (2,244)
                                                               -------------        ----------           ---------

Net cash used in operating activities                          $      (4,025)       $   (6,090)          $  (1,614)
                                                               -------------        ----------           ---------
                                                               -------------        ----------           ---------

P.  MAJOR CUSTOMERS

         The Company's decision to dispose of its domestic kaolin operation has resulted in the Company's only business segment being the rutile segment, which was not operating in 1997, 1996 or 1995 as described in Note C.

Q.  SUBSEQUENT EVENT

         On March 31, 1998, SRL made an additional principal payment of approximately $3,750,000, which reduced the total amount due to the lenders to approximately $34,250,000 and prepaid interest on such balance through May 15, 1998. The Company provided 50% of the funds necessary to make these payments. The lenders have agreed to forbear from requesting payment of amounts due under their financing agreements until May 16, 1998. The lenders have further agreed that an additional $1.9 million from the proceeds of the insurance claim described in Note C will be exempt from the pledge to the lenders.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

                     None


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.   EXECUTIVE COMPENSATION


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by the above Items 10-13 is incorporated by reference from the Company's Proxy
           Statement to be dated April 28, 1998.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

           (a)       1.  Financial Statements: The financial statements of Nord Resources
                         Corporation as of December 31, 1997 and 1996 and for each of the three years ended in the period ended December 31, 1997 are included in Part II, Item 8 of this Form 10-K

                     2.  Financial Statement Schedules:                                             PAGE
                                                                                                   ------

                          Independent Auditors' Report                                                56

                          Schedule II -  Valuation and qualifying accounts                            57

                          Nord Pacific Limited:
                               Independent Auditors' Report                                           58
                               Consolidated Balance Sheets                                            59
                               Consolidated Statements of Operations                                  61
                               Consolidated Statements of Shareholder' Equity                         62
                               Consolidated Statements of Cash Flows                                  63
                               Notes to Consolidated Financial Statements                             64

           (b)            Reports on Form 8-K:

                          There were no Form 8-K's filed in the fourth quarter of 1997.

           (c)            Exhibits:  See INDEX TO EXHIBITS

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Nord Resources Corporation
Albuquerque, New Mexico

We have audited the consolidated financial statements of Nord Resources Corporation and Subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated April 10, 1998, which report disclaims an opinion on the consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 because of uncertainties relating to the ability of the Company to continue as a going concern and the inability of other auditors to express an opinion on the financial statements of the Rutile Segment; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Nord Resources Corporation and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion based on our audits. As explained in the fifth paragraph of our report, we are unable to express, and we do not express, an opinion on the Company's consolidated financial statements for 1997, 1996 and 1995. Accordingly, we are unable to express, and we do not express, an opinion on the consolidated financial statement schedules for each of the three years in the period ended December 31, 1997.


DELOITTE & TOUCHE LLP

Phoenix, Arizona
April 10, 1998

NORD RESOURCES CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)


                          COLUMN A                           COLUMN B             COLUMN C            COLUMN D        COLUMN E
------------------------------------------------------- ------------------   ------------------  ----------------   -----------
                                                                                  ADDITIONS
                                                            BALANCE AT           CHARGED TO                           BALANCE
                                                             BEGINNING            COSTS AND                           AT END
                         DESCRIPTION                         OF PERIOD            EXPENSES           DEDUCTIONS      OF PERIOD
------------------------------------------------------- ------------------   ------------------  ----------------   ----------
YEAR ENDED DECEMBER 31, 1997

   Estimated loss on disposal, including
   provision for estimated operating losses
   to disposal date                                     $           21,412   $              271  $         21,683    $      --
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

   Investment valuation allowance - Manatee Gateway     $            2,394   $               --  $          2,394    $      --
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

   Income tax valuation allowance                       $           19,398   $            9,850  $          7,568    $  21,680
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

YEAR ENDED DECEMBER 31, 1996

   Estimated loss on disposal, including
   provision for estimated operating losses
   to disposal date                                     $                    $           21,412  $             --    $  21,412
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

   Investment valuation allowance - Manatee Gateway     $            2,394   $               --  $             --    $   2,394
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

   Provision for impairment - Ilmenite equipment        $              855   $              280  $          1,135(1) $      --
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

   Income tax valuation allowance                       $            8,890   $           10,408  $             --    $  19,398
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

YEAR ENDED DECEMBER 31, 1995

   Allowance for doubtful accounts                      $              145   $               --  $           145     $      --
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

   Investment valuation allowance - Manatee Gateway     $            2,219   $              175  $             --    $   2,394
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

                                                        ------------------   ------------------  ----------------    ---------
   Provision for impairment - Ilmenite equipment        $              855   $               --  $             --    $     855
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

   Income tax valuation allowance                       $            7,050   $            1,940  $             --    $   8,990
                                                        ------------------   ------------------  ----------------    ---------
                                                        ------------------   ------------------  ----------------    ---------

(1)    Equipment written off against the provision for impairment

INDEPENDENT AUDITORS' REPORT
Board of Directors and Shareholders
Nord Pacific Limited
Hamilton, Bermuda

We have audited the accompanying balance sheets of Nord Pacific Limited and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 (all expressed in U.S. dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nord Pacific Limited and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE
Chartered Accountants
Hamilton, Bermuda
March 20, 1998

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
(IN THOUSANDS OF U.S. DOLLARS)



ASSETS                                                     1997           1996
                                                          -------         ------
CURRENT ASSETS
  Cash and cash equivalents                               $ 3,351         $  439
  Accounts receivable
       Trade                                                1,313          1,868
       Affiliates                                              53             21
       Subscribed shares receivable (Note I)                2,700             --
       Other                                                   90             43
                                                          -------         ------
                                                            4,156          1,932

  Inventories
       Copper metal                                           137            131
       Supplies                                               204            195
                                                          -------         ------
                                                              341            326

  Premium on copper contracts (Note F)                        760          1,193
  Forward currency exchange contracts (Note F)                 --             76
  Prepaid expenses                                            137             96
                                                          -------         ------
TOTAL CURRENT ASSETS                                        8,745          4,062

FORWARD CURRENCY EXCHANGE CONTRACTS (Note F)                   --             18

PREMIUM ON COPPER CONTRACTS (Note F)                           --            311

DEFERRED COSTS ASSOCIATED WITH
ORE UNDER LEACH, net of accumulated amortization
      of $11,518 in 1997 and $8,569 in 1996 (Note B)        8,970          7,897

PROPERTY, PLANT, AND EQUIPMENT at cost
   less accumulated depreciation (Note C)                   4,737          5,411

DEFERRED EXPLORATION AND DEVELOPMENT COSTS
   Girilambone, net of accumulated amortization
      of $1,883 in 1997 and $1,199 in 1996 (Note B)         4,335          4,471
   Exploration prospects (Note D)                          13,492         17,307

OTHER                                                         118            264
                                                          -------         ------
                                                        $  40,397      $  39,741
                                                          -------         ------
                                                          -------         ------



See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
(IN THOUSANDS OF U.S. DOLLARS)



LIABILITIES AND SHAREHOLDERS' EQUITY                            1997           1996
------------------------------------                         ---------      ---------
CURRENT LIABILITIES
  Accounts payable
     Trade                                                     $   975       $  1,595
     Affiliates                                                    168            276
                                                             ---------      ---------
  Total accounts payable                                         1,143          1,871

  Note payable - Nord Resources Corporation (Note G)                --            947
  Accrued expenses                                               1,484          1,067
  Deferred gain on copper contracts (Note F)                        --          1,565
  Payable on copper contracts (Note F)                             760             --
  Income taxes payable (Note K)                                  1,200             --
  Current maturities of long-term debt (Note E)                  2,548          1,700
  Forward currency contracts (Note F)                            2,099             --
  Obligation under purchase agreement (Note D)                     650             --
                                                             ---------      ---------
TOTAL CURRENT LIABILITIES                                        9,884          7,150

LONG-TERM LIABILITIES
  Long-term debt (Note E)                                          313          3,334
  Payable on copper contracts (Note F)                              --            311
  Deferred income tax liability (Note K)                         4,840          3,740
  Obligation under purchase agreement (Note D)                      --            795
  Retirement benefits (Note L)                                     104            202
                                                             ---------      ---------
TOTAL LONG-TERM LIABILITIES                                      5,257          8,382

CONTINGENT LIABILITIES (Note M)

SHAREHOLDERS' EQUITY (Notes G, I and N)
  Common stock, par value $.05 per share,
  authorized 20,000,000 shares, issued
  and outstanding: 1997 - 12,360,803 and
  l996 - 9,515,654                                                 618            476
  Common stock subscribed (Note I)                               2,677             --
  Additional paid-in capital                                    44,022         31,467
  Accumulated deficit                                          (22,859)        (8,532)
  Foreign currency translation adjustment                          798            798
                                                             ---------      ---------
                                                                25,256         24,209
                                                             ---------      ---------
                                                             $  40,397      $  39,741
                                                             ---------      ---------
                                                             ---------      ---------


See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNT)



                                                               1997            1996          1995
                                                             ---------      ---------      ---------
SALES (Note J)                                               $  16,328      $  16,178      $  14,074

COSTS AND EXPENSES
  Cost of sales (Note B)                                         8,696          8,969          7,664
  Abandoned and impaired projects (Note D)                      14,293            191            352
  General and administrative
     Nord Resources Corporation (Note G)                           566            415            361
     Other                                                       3,261          3,200          2,661
                                                             ---------      ---------      ---------
       Total general and administrative                          3,827          3,615          3,022
                                                             ---------      ---------      ---------
       Total costs and expenses                                 26,816         12,775         11,038
                                                             ---------      ---------      ---------
OPERATING EARNINGS (LOSS)                                      (10,488)         3,403          3,036

OTHER INCOME (EXPENSE)
  Interest and other income                                        357            161            448
  Interest and debt issuance costs                                (371)          (406)          (604)
  Forward currency exchange contracts
     gain (loss) (Note F)                                       (2,399)           497           (279)
  Foreign currency transaction gain (loss)                         502           (114)          (378)
  Copper contracts gain (loss) (Note F)                            372           (304)            --
                                                             ---------      ---------      ---------
TOTAL OTHER (EXPENSE)                                           (1,539)          (166)          (813)

EARNINGS (LOSS) BEFORE INCOME TAXES                            (12,027)         3,237          2,223

PROVISION FOR INCOME TAXES (Note K)                              2,300          2,620          1,120
                                                             ---------      ---------      ---------
NET EARNINGS (LOSS)                                         $  (14,327)        $  617       $  1,103
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
NET EARNINGS (LOSS) PER COMMON SHARE (Note P)
  BASIC                                                       $  (1.31)        $  .06         $  .12
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
  DILUTED                                                    $   (1.31)       $   .06        $   .10
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------


See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARES)



                                                            Common Stock                Additional
                                                              Shares       Amount        Paid-in       Accumulated
                                                             (Note I)                    Capital         Deficit
                                                           -----------    --------      ---------     ------------
BALANCE - December 31,1994                                   9,489,341    $    474      $  31,325     $   (9,784)

  Net earnings                                                      --          --             --          1,103
  Common stock issued relating to
     stock bonus plan                                            2,913           1             11             --
  Dividend paid ($.05 per share)                                    --          --             --           (468)
                                                           -----------    --------      ---------     ------------
BALANCE - December 31,1995                                   9,492,254         475         31,336         (9,149)

  Net earnings                                                      --          --             --            617
  Compensation relating to options
     issued to non-employees                                        --          --             45             --
  Exercise of stock options                                     23,400           1             86             --
                                                           -----------    --------      ---------     ------------
BALANCE - December 31,1996                                   9,515,654         476         31,467         (8,532)

  Net loss                                                          --          --             --        (14,327)
  Exercise of stock options                                     35,600           2            153             --
  Common stock issued in
     public offering                                         2,460,000         123         10,561             --
  Compensation relating to options
     issued to non-employees                                        --          --            110             --
  Conversion of debt to common
     stock                                                     349,549          17          1,731             --
                                                           -----------    --------      ---------     ------------
BALANCE - December 31, 1997                                 12,360,803      $  618      $  44,022     $  (22,859)
                                                           -----------    --------      ---------     ------------
                                                           -----------    --------      ---------     ------------


See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,1997,1996 AND 1995
(IN THOUSANDS OF U.S DOLLARS)



                                                                              1997            1996           1995
                                                                           ----------        -------       --------
OPERATING ACTIVITIES

  Net earnings (loss)                                                      $  (14,327)       $   617       $  1,103
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                            1,148          1,278          1,258
        Amortization                                                            3,565          3,259          2,736
        Compensation relating to non-qualified options,
            bonus shares and restricted stock                                     111             45             12
        Unrealized (gain) loss on forward currency exchange contracts           2,399            988            977
        Foreign currency transaction loss (gain)                                 (502)           114            378
        Abandoned and impaired projects                                        14,293            191            352
        Deferred costs associated with ore under leach                         (4,023)        (4,992)        (3,558)
        Deferred income taxes                                                   2,300          2,620          1,120
        Derivative financial instruments                                         (372)           304             --
        Change in assets and liabilities:
            Accounts receivable                                                   146           (764)           (36)
            Inventories                                                            (9)           (45)           (47)
            Prepaid expenses                                                      (42)            80           (139)
            Accounts payable                                                     (319)           158            709
            Accrued expenses and other liabilities                                477            339            525
                                                                           ----------        -------       --------
  Net cash provided by operating activities                                     4,845          4,192          5,390


INVESTING ACTIVITIES
  Capital expenditures                                                           (473)          (771)        (1,569)
  Payment of obligation under purchase agreement                                   --             --           (648)
  Deferred exploration costs                                                  (10,720)        (8,154)        (4,099)
                                                                           ----------        -------       --------
        Net cash (used in) investing activities                               (11,193)        (8,925)        (6,316)

FINANCING ACTIVITIES
  Repayments of long-term debt                                                 (5,153)        (1,185)        (4,703)
  Additions to long-term debt                                                   2,981            789          3,000
  Net borrowings - Nord Resources Corporation                                     669            947
  Stock option exercised                                                          155             87
  Restricted cash                                                                  --          1,080            (56)
  Issuance of common stock                                                     12,300             --             --
  Costs associated with issuance of common stock                               (1,735)          (265)
  Dividends paid                                                                   --             --           (468)
                                                                           ----------        -------       --------
        Net cash provided by (used in) financing activities                     9,217          1,453         (2,227)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                 43             63           (340)
                                                                           ----------        -------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,912         (3,217)        (3,493)
CASH AND CASH EQUIVALENTS - beginning of year                                     439          3,656          7,149
                                                                           ----------        -------       --------
CASH AND CASH EQUIVALENTS - end of year                                      $  3,351         $  439       $  3,656
                                                                           ----------        -------       --------
                                                                           ----------        -------       --------
CASH PAID FOR INTEREST                                                        $   371        $   384        $   449
                                                                           ----------        -------       --------
                                                                           ----------        -------       --------
NON-CASH TRANSACTIONS
  Purchase of derivative financial instruments (Note F)                        $   --        $   311      $   1,308
                                                                           ----------        -------       --------
                                                                           ----------        -------       --------
  Conversion of long-term debt due to Nord Resources
     Corporation into common stock (Note G)                                 $   1,748         $   --         $   --
                                                                           ----------        -------       --------
                                                                           ----------        -------       --------
  Common stock subscribed                                                   $   2,700         $   --         $   --
                                                                           ----------        -------       --------
                                                                           ----------        -------       --------


See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31,1997, 1996, AND 1995
(IN U.S. DOLLARS)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY DESCRIPTION

Nord Pacific Limited and subsidiaries under consolidation (collectively, the "Company") operates in a single industry segment which includes the exploration for and development and production of precious and base metals and strategic mineral properties primarily in Australia and Papua New Guinea. Exploration activity carried on in North America, including Canada and Mexico, is primarily for gold.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 40% interest in the Girilambone copper property in Australia and its 50% interest in the Girilambone North Project (collectively "Girilambone"). Financial statement amounts relating to Girilambone represent the Company's proportionate interest in the assets, liabilities and operations of Girilambone. All significant intercompany accounts and transactions are eliminated.

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

CASH AND CASH EQUIVALENTS

The Company considers all investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market.

DEFERRED COSTS ASSOCIATED WITH ORE UNDER LEACH

Costs at Girilambone incurred with respect to ore under leach are deferred and amortized using the units of production method over the estimated reserves. Copper is projected to be recovered during the next three-year period, based on the present proven reserves and estimated copper within the leach pads. The Company continually evaluates and refines estimates used to determine the amortization and carrying amount of deferred costs associated with ore under leach based upon actual copper recoveries and operating plans.

PROPERTY, PLANT AND EQUIPMENT

Non-mining property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Property, plant and equipment related to Girilambone is depreciated by the units-of-production method over the estimated reserves.

DEFERRED EXPLORATION AND DEVELOPMENT COSTS

All costs directly attributable to prospecting, exploration and development are deferred. Costs related to producing properties are amortized by the units-of-production method over the estimated recoverable reserves. Deferred costs are carried at cost, not in excess of anticipated future recoverable value, and are expensed when a project is no longer considered commercially viable.

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

FINANCIAL INSTRUMENTS

Gains and losses related to qualifying hedges of anticipated copper sales are deferred and recognized in the statement of operations as a component of sales at the settlement date. Option premiums incurred are deferred until the date of settlement or expiration.

Realized and unrealized gains and losses on forward currency exchange contracts and other derivative financial instruments that do not qualify as hedges are recognized currently in the statement of operations. Net unrealized gains and losses are included as assets or liabilities in the balance sheet.

NET EARNINGS (LOSS) PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. Earnings (loss) per share data in 1996 and 1995 has been restated to reflect the adoption of SFAS No. 128. Basic net earnings
(loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is determined after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the year ended December 31, 1997, the effects of the potentially dilutive securities are not included in the calculations.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements for periods ending after

December 15, 1997 and established standards for disclosing information about an entity's capital structure. During 1997, SFAS No. 129 was adopted and had no significant effect on the Company's disclosures about its capital structure.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for financial statements for periods beginning after December 15, 1997 and established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS No. 130 will have a material impact on its financial statement presentation or related disclosures.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment and does not believe that the adoption of SFAS No. 131 will have a material impact on its financial statements or related disclosures.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

RECLASSIFICATIONS

Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform to the classifications used in 1997.


B.  GIRILAMBONE

The Company is a 40% joint venturer in the Girilambone Copper Property and a 50% joint venturer in the Girilambone North Copper Property (collectively, "Girilambone") in Australia. In 1996 mining commenced in the Girilambone North Project area and the ore from this property is being processed through the existing Girilambone plant. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. Following is a summarized balance sheet data of
Girilambone:

                                                                                Amounts Included
                                                  Total Girilambone             In Accompanying
                                                   Joint Ventures             Financial Statements
                                               ----------------------         --------------------
Balance Sheet Data                                     December 31                  December 31
(in thousands)                                   1997           1996            1997         1996
-------------------                            --------       --------        -------      -------
Current assets                                 $  1,638       $  2,260        $   658     $   913
Deferred costs associated with ore under
   leach, net                                    19,934         18,648          8,970       7,897
Property, plant and equipment, net               10,541         12,494          4,244       5,019
Deferred exploration and development
   costs, net                                    16,602         13,688          4,335       4,471
                                               --------       --------        -------      -------
Total assets                                     48,715         47,090         18,207      18,300

Current liabilities                               2,230          3,412            948       1,436
                                               --------       --------        -------      -------
Partners' equity                               $ 46,485       $ 43,678        $17,259     $16,864
                                               --------       --------        -------      -------
                                               --------       --------        -------      -------

Company's share of equity                      $ 18,846       $ 18,535

Less: Eliminations                               (1,587)        (1,671)
                                               --------       --------

Net assets recorded by Company                 $ 17,259       $ 16,864
                                               --------       --------


Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense data related to the operation of the mine is as follows:



                                                               Year Ended December 31,
                                                           1997       1996         1995
                                                        ---------   --------     ---------
                                                                  (In thousands)
Cost of Copper Sales:
   Total Girilambone Venture                              $21,048     $21,993      $19,161
   Included in Financial Statements                         8,696       8,969        7,664

General and Administrative:
   Total Girilambone Venture                              $   538     $   569      $   270
   Included in Financial Statements                           242         257          108


C.  PROPERTY, PLANT & EQUIPMENT


                                                               December 31,
                                                            1997         1996
                                                           ------      -------
                                                              (In thousands)
Land                                                      $   302     $   292
Plant, mining and milling equipment                         9,211       8,914
Furniture and fixtures                                        712         655
                                                           ------      -------
                                                           10,225       9,861
Less accumulated depreciation                               5,488       4,450
                                                           ------      -------
                                                        $   4,737   $   5,411
                                                           ------      -------
                                                           ------      -------

D.  DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Exploration prospects include the following:

                                                     December 31,
                                                 1997           1996
                                              ---------      ---------
                                                    (In thousands)

Ramu                                           $  4,263       $  1,712
Tabar Islands                                     4,275         13,167
Girilambone Exploration Area                      3,978          2,207
Other                                               976            221
                                              ---------      ---------
                                               $ 13,492       $ 17,307
                                              ---------      ---------
                                              ---------      ---------

RAMU

In 1992, the Company entered into an agreement with its Ramu joint venturer to dilute its interest in the project. At December 31, 1996, the joint venturer had spent approximately $7,000,000, reducing the Company's interest to 35%. Beginning in the fourth quarter of 1996, the Company began funding its share of expenditures on Ramu and intends to continue to do so in order to maintain its 35% interest. The Company currently does not have sufficient resources to fund its share of future commercial development costs and will need to obtain additional funding for such costs.

The Papua New Guinea government has a right to acquire an interest of up to 30% in Ramu, at a price pro-rata to the accumulated exploration expenditure, at the time a development decision is made. If it exercises this right, the government is required to contribute to further exploration and development expenditures in proportion to its equity in the project.

Another party may elect within 180 days of receiving details of any proposed commercial development of Ramu to participate in such development up to 10%. The interest is to be acquired from the Company and the joint venturer in proportion to their interests.

TABAR ISLANDS

In 1993 the Company increased its interest in the Tabar Islands project from 29% to 100%. The remaining purchase price at December 31, 1997, of $650,000 is payable in December 1998. On December 3, 1996, the Company was granted a mining lease to develop and operate a gold mine on Simberi Island. While the government of Papua New Guinea will have no participating interest, once production has commenced, a royalty of 2% of sales will be payable to the government.

The former joint venture owners have an option to reacquire 50% of the project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually. Exercise of the option would require payment to the Company of 250% of its cumulative expenditures for mine development from July 1994 to the date the option is exercised. Expenditures from July 1994 through December 31, 1997, totaled approximately $11,900,000.

In accordance with SFAS No. 121, the Company reviewed the carrying costs in and anticipated cash flows from the project to ascertain the probability of impairment. Based upon the continued decline in gold prices during the fourth quarter of 1997, the Company determined that future cash flows, based on currently calculated resources, were insufficient at projected gold prices to support the $17,656,000 carrying value of the project. The Company therefore recorded a $13,381,000 impairment at December 31, 1997, reducing the value to $4,275,000.

GIRILAMBONE EXPLORATION AREA

The Company has a 50% interest in an exploration joint venture related to areas adjacent to its Girilambone copper mine. Under the venture the Company is required to fund its 50% share of exploration costs. Exploration efforts are continuing in the Girilambone exploration area to identify additional mineable reserves.

As the Company is still in the exploration and prefeasibility phase on Ramu, Tabar and other projects, and additional efforts on these exploration properties will be required in order to determine the extent to which resources will be commercially viable and whether the deferred exploration and development costs ultimately will be realized.


E.  LONG TERM DEBT


                                                          December 31,
                                                      1997           1996
                                                    --------        -------
                                                         (In thousands)
Girilambone financing agreement                     $  2,861       $  4,245
Loan payable                                              --            789
                                                    --------        -------
                                                       2,861          5,034
Less current maturities                                2,548          1,700
                                                    --------        -------
Long-term debt                                        $  313       $  3,334
                                                    --------        -------
                                                    --------        -------


The long-term debt matures as follows:  1998, $2,548,000 and 1999, $313,000.

GIRILAMBONE FINANCING AGREEMENT

In February 1997, the Company restructured its financing agreement with the Girilambone lender. The restructuring provided additional financing of $980,000, increasing the amount of financing available to $5,225,000, bearing interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2%. Principal payments are payable quarterly and began in March 1997 at the greater of $425,000 or 50% of available cash flow. Available funds of $980,000 were borrowed in February 1997 and the funds were used to repay the loan payable described below. The restructured agreement also contains certain debt coverage ratio requirements. The fair value of the Company's outstanding debt is not considered to be materially different from its carrying amount.

During the period the loan is outstanding, the Company is required to build up each quarter a cash deposit of $1,000,000 with the lender. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest and principal. Any remaining proceeds are then available at the lender's discretion for use by the Company. At December 31, 1997, essentially all proceeds from this account were used to pay principal, interest and fees. As collateral on the loan, the lender owns a security interest in the Australian assets of the Company including the Company's share of assets of and production from the Girilambone and Girilambone North mines.

LOAN PAYABLE

At December 31, 1996, the Company had outstanding $789,000 under a loan facility provided by an Australian lender. This amount was repaid on February 28, 1997 with funds from the restructured Girilambone Financing Agreement.


F.  FINANCIAL INSTRUMENTS

The Company utilizes certain financial instruments, primarily copper hedging agreements and forward currency exchange contracts. These financial instruments are utilized to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar. The Company does not hold or issue financial instruments for speculative purposes.

COPPER AGREEMENTS

To mitigate the effect of price changes on substantially all of its expected copper sales through December 31, 1998, the Company entered in both swap and call option agreements for 1996 and 1997 and put options for 1998.

The Company entered into both swap and call option agreements with a single counterparty on a total of 13.2 million pounds of copper which settled each month during 1997. The swap agreements locked in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call price. The copper swap agreements were designated as hedges up to the level of anticipated copper sales, with gains and losses deferred and reflected as a component of sales when each contract settled. The swap agreements with contract amounts in excess of the anticipated copper sales and the call options did not qualify as hedges and were recorded at market.

Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company received $l.02 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.11 per pound.

In November 1996, the Company purchased put options at a cost of $.08 per pound of copper for 4.0 million pounds of copper. In 1997, the Company purchased put options for an additional 11.9 million pounds of copper at $.05 per pound of copper. These mature ratably each month from January 1998 through December 1998. This hedging program assures that the Company will receive a minimum of $.90 per pound of copper, and will benefit from any copper price above $.90 per pound.

Sales for the years ended December 3l, 1997, 1996 and 1995, include $54,000 of losses, $1,058,000 of gains and $1,080,000 of losses, respectively, that were realized in settlement of copper hedging contracts. The following table summarizes the market value of the copper contracts determined based upon price quotes received from the counterparty to the agreements.



                                   Number of Contracts   Strike Price       Fair Value
                                   or Notional Amount     Per Tonne            Asset
                                   -------------------   ------------       -----------
At December 31, 1997:
   Purchased put options              7,200 tonnes       $    1,984          $1,524,600

At December 31, 1996:
   Purchased call options             6,000 tonnes            2,450             142,000
   Swap agreements                    6,000 tonnes            2,250           1,052,000
   Purchased put options              1,800 tonnes            1,984             273,000



FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1997, the Company recognized a loss of $2,399,000 compared to a gain of $497,000 in 1996 and a loss of $279,000 in 1995 on these contracts. Outstanding contracts at December 31, 1997, total $12,000,000 and mature in monthly installments of $800,000 at an average exchange rate of A$1.00 = U.S. $.7935.

COUNTERPARTY RISK

The Company is exposed to copper price fluctuations and currency risks in the event of nonperformance by the counterparties to the various agreements described above. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.


G.  NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 28.6% of the outstanding common stock of the Company.

In October 1996, Resources agreed to make available to the Company, at Resources' discretion, an operating loan payable on demand and bearing interest at the prime rate plus 1%. At December 31, 1996, the Company owed Resources advances of $947,000. During 1997, Resources advanced the Company an additional $2,800,745, net of repayments, bringing the total indebtedness to $3,747,745.
In July and August 1997, the Company repaid $2,000,000 of the amount outstanding. Concurrent with the closing of the Company's Canadian offering on July 3, 1997, Resources, which previously owned 35% of the outstanding common stock of the Company, converted the remainder of the amount outstanding into 349,549 units consisting of one share of common stock and one half of one purchase warrant (the "Purchase Warrant") (the "Units") at $5.00 per Unit.

Interest expense under loans from Resources was $114,000, $7,000 and $0 for the years ended December 31, 1997, 1996 and 1995 respectively.

In 1997 and 1996, Resources provided certain services to the Company under a management agreement. Resources was reimbursed for all direct expenses and its overhead associated with the operations of the Company at approximately $7,000 per month as per the management agreement. Management believes that the costs that would have been incurred had the Company obtained such services on a stand alone basis would have approximated the amounts paid to Resources. Total amounts paid to Resources were $566,000 and $399,000 for the years ended December 31, 1997 and 1996, respectively. In December 1997, Resources closed its office in Dayton, Ohio and moved its administrative functions to Albuquerque, New Mexico. The Company currently shares office space, administrative personnel and expenses with Resources on a 50/50 basis.

H.  OPERATING LEASES

The Company leases its office space and certain equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable lease obligations for the years ended December 31 are as follows:


                                   1998     $ 99,973
                                   1999       66,110
                                   2000       62,187
                                   2001       63,028
                                            --------
                                            $291,298
                                            --------


Rent expense for operating leases was $125,885, $206,000, and $238,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


I.  SHAREHOLDERS' EQUITY

STOCK OPTION PLANS AND OTHER OPTION GRANTS

Under the Company's three stock option plans, options have been granted at market price at date of grant. In addition, during 1997, 1996 and 1995, non-plan options totaling 150,000, 224,000, and 12,000 shares, respectively, have also been granted to officers and directors of the Company at or in excess of market value at date of grant. During 1997, 1996 and 1995, non-plan options for 53,000, 33,600 and 10,000 shares, respectively, were issued to certain consultants to the Company.

Options are generally exercisable beginning six months to three years from date of grant and expire over a five to ten year period from date of grant. At December 31, 1997, 106,207 shares are available for future grant under the stock option plans.

A summary of the status of the Company's stock option plans and non-plan options as of December 31, 1997, 1996, and 1995 and changes during the years ending on those dates is presented below:


                                                                 1997                       1996                       1995
                                                               WEIGHTED                   WEIGHTED                   WEIGHTED
                                                               AVERAGE                     AVERAGE                     AVERAGE
                                                               EXERCISE                   EXERCISE                   EXERCISE
OPTIONS                                          SHARES         PRICE         SHARES        PRICE         SHARES        PRICE
--------                                       ---------       --------     ---------     --------     ---------     ---------
Outstanding at Beginning of Year               1,664,200       $  4.05      1,342,400     $  3.95      4,142,000      $  4.72
Granted                                          296,078          5.47        347,200        4.50        401,200         4.00
Exercised                                        (35,600)         4.34        (23,400)       3.75             --           --
Forfeited                                             --            --         (2,000)       4.40     (3,200,800)        4.95
                                               ---------       --------     ---------     --------     ---------     ---------
Outstanding at End of Year                     1,924,678          4.26      1,664,200        4.05      1,342,400         3.94
                                               ---------       --------     ---------     --------     ---------     ---------
                                               ---------       --------     ---------     --------     ---------     ---------

Options Exercisable at Year-End                1,574,800      $   4.10      1,161,600    $   3.95        910,400     $   3.91

Weighted average fair value of options                        $   2.06                   $   1.87                    $   1.66
granted during year


The assumptions used in determining the fair value of options granted during 1997, 1996 and 1995 are as follows:


                                                1997         1996        1995
                                                ----         ----        ----
     Expected Volatility                          55%         55%         55%
     Expected Life of Grant                   2.50 years     3 years     3 years
     Risk-Free Interest Rate                     6.05%        5.03%       5.03%
     Expected Dividend Rate                      None         None        None


The following table summarizes information about stock option plans and non-plan options outstanding at December 31, 1997:


                                               Weighted Average
                                 Options        Contract Life
   Exercise Prices Per Share   Outstanding         (Years)        Options Exercisable
   -------------------------   -----------     -----------------  -------------------
            $2.54                216,000             3.00              216,000
             3.91                 36,000             4.25               36,000
             4.00                387,000             2.13              387,000
             4.26                272,000             5.17              272,800
             4.38                 93,600             6.25               93,600
             4.45                264,000             1.25              264,000
             4.50                347,200             3.08              190,400
             4.95                 12,000             6.00               12,000
             5.25                146,678             9.58               53,000
             5.69                150,000             9.58               50,000
                               ---------                             ---------
         $2.54 - 5.69          1,924,478             4.36            1,574,800
                               ---------                             ---------
                               ---------                             ---------


STOCK BONUS PLAN

The 1990 Stock Bonus Plan provides for the issuance of up to 80,000 shares of common stock as incentive bonuses. At December 31, 1997, 76,193 shares have been awarded and 3,807 shares are available for future award. During 1995, the Company awarded 2,913 bonus shares under this plan at a weighted average price of $4.00 per share.

A total of 1,875,085 shares have been reserved for exercise of stock options and for award under the Stock Bonus Plan.

CANADIAN OFFERING

On July 3, 1997, the Company closed its public stock offering in Canada (the "Offering"). The Offering consisted of the sale of 2,460,000 Units, consisting of one Common Share and one-half of one Purchase Warrant
(the "Purchase Warrant"). Each whole Purchase Warrant entitles the holder to purchase one share of common stock at C$9.00 (U.S.$6.29 at December 31, 1997 exchange rate) at date of exercise. Further, the Company issued 225,000 Warrants (the "Warrants") to the underwriter. Each Warrant entitles the underwriter to purchase one share of common stock at C$6.90 (US$4.82 at December 31, 1997) prior to July 3, 1998. The Company has determined the fair value of these warrants at July 3, 1997 to be diminimus. These warrants expire at July 3, 1998. Gross proceeds from the Offering totaled US$12,300,000 (C$16,974,000). The Company received net proceeds of US$10,684,000 (C$14,574,000) after payment of commissions, certain legal fees, and other related costs.

PRIVATE PLACEMENT TO NORD RESOURCES CORPORATION

On July 3, 1997, concurrent with the closing of the Canadian offering, the Company issued 349,549 Units at $5.00 per Unit to Nord Resources Corporation in exchange for the extinguishment of $1,747,745 of Company debt.

PRIVATE PLACEMENT TO MINERAL RESOURCES DEVELOPMENT COMPANY PTY, LIMITED ("MRDC")

On December 12, 1997, the Company completed the sale of 600,000 shares of Common Stock (the "Placement") to MRDC, a corporation wholly owned by the Government of Papua New Guinea. These shares were sold at a price of US$4.50 (C$6.40) per share and gross proceeds totaled US$2,700,000 (C$3,840,000). After payment of certain related costs, net proceeds totaled US$2,647,000. The proceeds from the Placement were placed in escrow pending issuance of the stock certificate. At December 31, 1997, the proceeds were accounted for as an account receivable and common stock subscribed. The shares were issued and the funds were received by the Company in 1998.

OTHER

The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for incentive and certain non-qualified options granted to employees. For the years ended December 31, 1997, 1996 and 1995, compensation related to issuance of options to non-employees and bonus shares totaled $111,000, $45,000 and $12,000, respectively. Had compensation cost for the Company's option grants been determined based on the fair value at the grant dates for awards under those plans consistent with the provision of SFAS No. 123, the Company's net earnings and net earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                          Year Ended December 31
                                                     1997          1996         1995
                                                  ----------     -------     --------
                                                               (in thousands)
Net Earnings (Loss)           As reported         $  (14,327)     $  617     $  1,103
   Pro forma                                      $  (14,793)     $    1     $    656

Net Earnings (Loss) per
   Share - Basic              As reported          $   (1.31)     $  .06     $    .12
                              Pro forma            $   (1.35)     $   --     $    .07
   Share - Diluted            As reported          $   (1.31)     $  .06     $    .10
                              Pro forma            $   (1.35)     $   --     $    .06


J.  SIGNIFICANT CUSTOMERS

Sales in 1997 included copper sales to three customers of $8,277,000, $2,991,000 and $2,507,000. Sales in 1996 included copper sales to two customers of $11,309,000 and $2,521,000. Sales in 1995 included copper sales to two customers of $11,255,000 and $2,926,000. Management believes the loss of any of these customers would not have any material adverse effect on the Company because of the ongoing demand for the quality copper produced at Girilambone.


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

Net operating loss carryforwards of $1,894,000 which expire from 2005 through 2009 are available in the United States. These carryforwards are available only to reduce the separate taxable income of the Company's United States subsidiary.

Exploration cost carryforwards of $867,000 and development cost carryforwards of $682,000 are available in Australia. These carryforwards, subject to certain restrictions, are available indefinitely only to reduce the separate taxable income of the Company's Australian operations.

Exploration cost carryforwards of $22,846,000 are available in Papua New Guinea, provided sufficient projects are developed in that country. Carryforwards totaling $20,010,000 may be carried forward indefinitely against future earnings in Papua New Guinea. Carryforwards totaling $2,836,000 expire between the years 2000 and 2007.

The principal deferred tax assets and (liabilities) for the United States, Australia, Papua New Guinea and Mexico are as follows:

                                                       December 31,
                                                    1997         1996
                                                    -----        -----
                                                      (in thousands)
Long-term deferred tax assets
and (liabilities):
   United States:
       Deferred tax assets:
       Deferred compensation                      $    35      $    68
       Net operating loss carryforwards             1,466        1,384
                                                  -------      -------
                                                    1,501        1,452
Deferred tax (liabilities)
   Depreciation                                         2           (5)

Valuation allowance                                (1,503)      (1,447)
                                                  -------      -------
       Total United States                        $    --      $    --
                                                  -------      -------
                                                  -------      -------


Australia:
   Deferred tax assets:
   Exploration cost carryforwards                      --          296
   Development cost carryforwards                     682          827
   Other                                              867          203
                                                  -------      -------
                                                    1,549        1,326
   Deferred tax (liabilities):
       Unrealized gain on currency contracts           --          (34)
       Deferred leach costs                        (3,229)      (2,843)
       Exploration and development costs           (3,004)      (1,613)
       Depreciation                                  (648)        (448)
       Other                                          (81)        (128)
                                                  -------      -------
                                                   (6,962)      (5,066)
                                                  -------      -------
       Total Australia                            $(5,413)     $(3,740)
                                                  -------      -------
                                                  -------      -------
Papua New Guinea:
   Deferred tax assets:
       Exploration cost carryforwards             $ 5,995      $ 4,029

   Deferred tax liability:
       Deferred exploration costs                  (1,760)      (3,891)

   Valuation allowance                             (4,235)        (138)
                                                  -------      -------
       Total Papua New Guinea                     $    --      $    --
                                                  -------      -------
                                                  -------      -------
Mexico:
   Operating loss carryforwards                   $   723      $   497

   Valuation allowance                               (723)        (497)
                                                  -------      -------
       Total Mexico                               $    --      $    --
                                                  -------      -------
                                                  -------      -------

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


                                                  Year Ended December 31,
                                               1997         1996       1997
                                               -----     --------     -------
                                                       (In thousands)

Currently payable:
   Australia                                  $1,960     $  2,934    $  2,035
   Use of Australian carryforwards            (1,210)      (2,934)     (2,035)
                                              ------     --------     -------
                                                 750           --          --

Change in deferred income taxes               (4,787)       2,424       1,389
Change in valuation allowance                  6,337          196        (269)
                                              ------     --------     -------
Provision for income taxes                    $2,300     $  2,620    $  1,120
                                              ------     --------     -------
                                              ------     --------     -------


Principal reasons for the differences between the income taxes at the statutory U.S. rate and income tax expense as recorded:


                                                  Year Ended December 31,
                                               1997         1996       1995
                                              ------     --------     -------
                                                       (In thousands)
Income taxes at statutory U.S. tax rate      $(4,060)    $  1,101     $   756
Reserve for impairment                         4,266           --          --
Difference between Australian and
   U.S. tax rates                                (98)         121         107
Non-deductible losses of subsidiaries          1,832        1,000       1,006
Effect of Australian tax rate increase
   on deferred income tax assets                 --            --         (59)
Decrease in Australian valuation allowance       --            --        (651)
Other                                            360          398         (39)
                                              ------     --------     -------
Income tax expense                            $2,300     $  2,620     $ 1,120
                                              ------     --------     -------
                                              ------     --------     -------

L.  PENSION PLANS

The Company has a defined contribution pension plan covering certain employees of its Australian operations. Under the terms of the plan, the Company contributes an amount equal to 10% of the employees wages. Pension costs were $48,000, $47,000 and $41,000 for the years ended December 31, 1997, 1996 and
1995 respectively.

The Company is obligated to pay a lump sum benefit that matches the difference, if any, between the present value of an executive's retirement benefit under a previous plan and the cash value of an insurance policy at retirement. At December 31, 1997 and 1996, the cash surrender value of $223,016 and $209,700, respectively, has been offset against the accrued retirement benefits liability. Pension expense for the years ended December 31, 1996 and 1995 was $68,000, and $59,000 respectively. Pension expense for 1997, 1996 and 1995 included $0, $42,000 and $36,000 respectively of service cost and $0, $26,000, and $23,000, respective of interest on the accrued benefit obligation. The projected benefit obligation at December 31, 1997 and 1996 was $350,000 and $501,000, respectively. The assumed discount rate, the estimated rate at which the plan could settle its liabilities, was 7.25% in 1997 and 7.00% in 1996. The assumed rate of a future pay increase was 0.00% in 1997 and 5.00% in 1996. Pension expense and liability are determined on an annual basis.

M.  EMPLOYMENT AGREEMENTS

The Company has agreements with two of its officers which contain change in control provisions which would entitle one officer to receive 50% of his salary and the other officer to receive 200% of his salary in the event of a change in control of the Company and a change in certain conditions of their employment.

The maximum contingent liability under these agreements is approximately $470,000 at December 31, 1997.

N.  DIFFERENCE BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING
    PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which differ in certain respects from accounting principles generally accepted in Canada ("Canadian GAAP"). The Company noted only one material difference as it pertains to these consolidated financial statements. U.S. GAAP under SFAS No. 123 requires options issued to non-employees to be valued and a corresponding expense recorded in the financial statements. Canadian GAAP has no similar requirement. The net result of this difference is that under Canadian GAAP, earnings before income taxes for the years ended December 31, 1997, 1996 and 1995 would be increased by $110,000, $45,000 and $11,000 respectively and general and administrative expense would be reduced by the same amount.

O.   ENVIRONMENTAL

At December 31, 1997, the Company had reserves of approximately $120,000 for remediation of certain Australian and Papua New Guinea sites and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Company's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Company, the unknown extent of the Company's probable liability in proportion to the probable liability of other parties. Moreover, the Company has other probable environmental liabilities that in its judgment cannot reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Company cannot now estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial.

The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists; however, the Company does not recognize these recoveries in its financial statements until they are received.

P.   NET INCOME PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share", the following presents the computations of basic and diluted net income per share:


BASIC NET INCOME PER SHARE
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                            YEAR ENDED DECEMBER 31,
                                        ------------------------------
                                           1997        1996      1995
                                        ---------   ---------  --------
Net (loss) income available to
     common shareholders' basic         $ (14,327)  $     617  $  1,103
                                        ---------   ---------  --------
                                        ---------   ---------  --------
Weighted average shares of
     common stock outstanding - basic      10,935      10,053     9,559
                                        ---------   ---------  --------
                                        ---------   ---------  --------
Basic net (loss) income per share       $   (1.31)  $     .06  $    .12
                                        ---------   ---------  --------
                                        ---------   ---------  --------


DILUTED NET INCOME PER SHARE
(IN THOUSAND EXCEPT PER SHARE AMOUNTS)



                                                            YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                     1997             1996          1995
                                                 -----------        -------       --------
Net (loss) income available to
   Common shareholders - diluted                 $   (14,327)       $   617       $  1,103
                                                 -----------        -------       --------
                                                 -----------        -------       --------
Weighted average shares of
   common stock outstanding                           10,935         10,053          9,559

Add:  Dilutive share related to
   stock based compensation                              221            931          1,146

Weighted average shares of
   Common stock outstanding - diluted                 11,156         10,984         10,705
                                                 -----------        -------       --------
                                                 -----------        -------       --------
Diluted net income per share                     $     (1.31)       $   .06       $    .10
                                                 -----------        -------       --------
                                                 -----------        -------       --------


Warrants to purchase 1,404,775 shares of common stock at $6.50 per share were outstanding at December 31, 1997, but were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of common shares and, since the Company experienced a loss, these shares would have been antidilutive.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

BY: /s/ EDGAR F. CRUFT
   ----------------------
     EDGAR F. CRUFT
     CHAIRMAN OF THE BOARD

     March 27, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ W. PIERCE CARSON
--------------------------               ---------------------------
W. PIERCE CARSON                         MARC FRANKLIN
CHIEF EXECUTIVE OFFICER,                 DIRECTOR
PRESIDENT AND DIRECTOR
                                         MARCH 27, 1998
MARCH 27, 1998

/s/ RAY W. JENNER                        /s/ JAMES ASKEW
--------------------------               ---------------------------
RAY W. JENNER                            JAMES ASKEW
VICE PRESIDENT FINANCE                   DIRECTOR
AND CHIEF ACCOUNTING OFFICER
                                         MARCH 27, 1998
MARCH 27, 1998

/s/ TERENCE H. LANG
-------------------------
TERENCE H. LANG
DIRECTOR

MARCH 27, 1998

/s/ J. MAX Y. BOULLE
-------------------------
J. MAX Y. BOULLE
DIRECTOR

MARCH 27, 1998

/s/ LEONARD LICHTER
------------------------
LEONARD LICHTER
DIRECTOR

MARCH 27, 1998


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


3.       ARTICLES OF INCORPORATION AND BY-LAWS

         3.1        Certificate of Incorporation (as amended) of Registrant.
                    Reference is made to Exhibit 3.1 of Registrant's Report on
                    Form 10-K for the year ended December 31,1987, which exhibit is
                    incorporated herein by reference.                                       **

         3.2        Certificate of Amendment of Certificate of Incorporation of
                    Registrant.                                                             **

         3.3        Certificate of Amendment of Certificate of
                    Incorporation of Registrant.  Reference is made to                      **
                    Exhibit 3:3 of Registrants Form 10-K for the year-
                    Ended December 31, 1997, which exhibit is
                    Incorporated by reference.

         3.4        Amended and Restated Bylaws of Registrant.
                    Reference is made to Exhibit 3.2 of Registrant's
                    Report on Form 10-K for the year ended December
                    31, 1994, which exhibit is incorporated herein by reference.            **


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
         3.5        Amendment No. 1 to Amended and Restated
                    Bylaws of Registrant.                                                   **

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

         10.4       Guaranty of Lease dated May 15, 1988 given by Registrant to
                    ATEL Financial Corporation. Reference is made to Exhibit 10.32 of
                    Registrant's Report on Form 10-K for the year ended December
                    31, 1988, which exhibit is incorporated herein by reference.
                                                                                            **

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

         10.6       Amendments and Waivers dated November, 1991


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                    of Guaranty of Lease dated May 15, 1988 given by Registrant to ATEL Financial Corporation. Reference is made to
                    Exhibit 10.75 of Registrant's Report on Form 10-K for the year ended December 31, 1991, which exhibit is incorporated
                    herein by reference.                                                    **

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


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                    December 31, 1992, which exhibit is incorporated herein
                    by reference.                                                           **

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


         10.18      Amendment No. 4 to Nord Resources Corporation 1982


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                    Nord Incentive Stock Option Plan.  Reference is made to
                    Exhibit 10.19 of Registrant's Report on Form 10-K for the
                    year ended December 31, 1995, which exhibit is incorporated
                    herein by reference.                                                    **

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


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
         10.25      Amendment No. 3 to Nord Resources Corporation 1989 Stock
                    Option Plan.  Reference is made to

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

         10.30      Amendment No. 1 to the Restated Deferred Compensation
                    Agreement between Registrant and Terence H. Lang, dated
                    November 3, 1995. Reference is made to Exhibit 10.31 of
                    Registrant's Report on Form 10-K for the year ended December
                    31, 1995, which exhibit is incorporated herein by reference.            **


         10.31 Restated Deferred Compensation Agreement dated May 10, 1989 between Registrant and Edgar F. Cruft. Reference is made to
                    Exhibit 10.11 of Registrant's Report on Form 10-K for


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                    the year ended December 31, 1989, which exhibit
                    is incorporated herein by reference.                                    **

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

         10.35      Split-Dollar Life Insurance and Supplemental Compensation
                    agreement between Karl A. Frydryk and Registrant dated July
                    22, 1988. Reference is made to Exhibit 10.29 of Registrant's
                    Report on Form 10-K for the year ended December 31, 1988,
                    which exhibit is incorporated herein by reference.                      **

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


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                    incorporated herein by reference.                                       **

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

         10.44      Change of Control Letter Agreement between Registrant and
                    William W. Wilcox, dated March 9, 1990.  Reference


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                    is made to Exhibit 10.57 of Registrant's Report on Form 10-K for the year ended December 31, 1990, which exhibit is
                    incorporated herein by reference.                                       **

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


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
         10.51      Executive Loan Agreement dated September 19, 1989 between
                    Edgar F. Cruft and Registrant. Reference is made to Exhibit
                    10.17 of Registrant's Report on Form 10-K for the year ended
                    December 31, 1989, which exhibit is incorporated herein by
                    reference.                                                              **

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


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                    herein by reference.                                                      **

         10.57      Letter Agreement dated November 17, 1993 between SRL and
                    Eximbank. Reference is made to Exhibit 10.11 of Registrant's
                    Report on Form 8-K dated November 17, 1993, which exhibit is
                    incorporated herein by reference.                                       **

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


         10.62      Amendment No. 1 dated November 18, 1992 to Invest-ment
                    Agreement between SRL and IFC.  Reference is made to
                    Exhibit 10.76 of Registrant's Report on Form 10-K for
                    the year ended December 31, 1992, which exhibit is
                    incorporated herein by reference.                                       **

         10.63      Amendatory Agreement dated November 17, 1993 between
                    SRL and IFC. Reference is made to Exhibit 10.9 of Registrant's Report on Form 8-K dated November 17,


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                    1993, which exhibit is incorporated herein by reference.                **

         10.64      Loan Agreement dated January 24, 1992 between SRL and
                    Commonwealth Development Corporation ("CDC"). Reference
                    is made to Exhibit 10.77 of Registrant's Report on Form
                    10-K for the year ended December 31, 1992, which
                    exhibit is incorporated herein by reference.                            **

         10.65      Amendment dated November 17, 1992 of the Loan Agreement
                    between SRL and CDC. Reference is made to Exhibit 10.78
                    of Registrant's Report on Form 10-K for the year ended
                    December 31, 1992, which exhibit is incorporated herein
                    by reference.                                                           **

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


         10.69      First Amendment dated November 24, 1992 to Finance
                    Agreement between SRL and OPIC. Reference is made to
                    Exhibit 10.80 of Registrant's Report on Form 10-K for
                    the year ended December 31, 1992, which exhibit is
                    inc-orporated herein by reference.                                      **

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


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
         10.71      Third Amendment to Finance Agreement dated as of
                    November 17, 1993 between SRL and OPIC. Reference is
                    made to Exhibit 10.7 of Registrant's Report on Form 8-K
                    dated November 17, 1993, which exhibit is incorporated
                    herein by reference.                                                    **

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


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                    10-K for the year ended December 31, 1992, which
                    exhibit is incorporated herein by reference.                            **

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


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
         10.84      Subordination Agreement dated November 17, 1992 among
                    DEG, Eximbank, IFC, OPIC and CDC and Registrant, Nord
                    Rutile Corporation, Nord Rutile Company and SRL.
                    Reference is made to Exhibit 10.89 of Registrant's
                    Report on Form 10-K for the year ended December 31,
                    1992, which exhibit is incorporated herein by
                    reference.                                                              **

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


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
         10.90      U.S. Marketing Agreement dated as of November 17, 1993
                    among CRL, Registrant, NR Company, SRL, Holdings and
                    U.S. Partnership. Reference is made to Exhibit 10.3 of
                    Registrant's Report on Form 8-K dated November 17,
                    1993, which exhibit is incorporated herein by
                    reference.                                                              **

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

         10.96      Letter Agreement signed by Registrant, Consolidated
                    Rutile Limited and, SRL related to CDC, DEG,


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                    Eximbank, IFC and OPIC dated December 15, 1995. Reference
                    is made to Exhibit 10.100 of Registrant's Report on Form 10-K for the year ended December 31, 1995, which exhibit is
                    incorporated herein by reference.                                       **

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

         10.99      Letter Agreement dated December 19, 1996 between
                    Registrant, SRL, Consolidated Rutile Limited and CDC,
                    DEG, Eximbank, IFC and OPIC. Reference is made to
                    Exhibit 10.99 of Registrant's Form 10-K for the
                    year-ended December 31, 1996 which exhibit is
                    incorporated herein by reference.                                       **


         10.100     Loan and Security Agreement by and between Congress
                    Financial Corporation (Central) and Nord Kaolin
                    Company, dated July 10, 1996. Reference is made to
                    Exhibit 10.100 of Registrant's Form 10-K for the
                    year-ended December 31, 1996, which exhibit is
                    incorporated herein by reference.                                       **

         10.101     Promissory note between Registrant (payee) and Nord
                    Pacific Limited (maker) dated October 24, 1996.
                    Reference is made to Exhibit 10.101 of Registrant's
                    Form 10-K for the year-ended December 31, 1996, which
                    exhibit is incorporated herein by reference.                            **

         10.102     Letter Agreement dated December 30, 1997 between
                    Registrant, SRL, Consolidated Rutile Limited and CDC,
                    DEG, Eximbank, IFC and OPIC.                                           E-1

         10.103     Asset Purchase Agreement between Registrant and
                    Dry Branch Kaolin dated March 5, 1997.                                 E-7

         10.104     Bill of Sale and Assignment between Registrant and
                    Dry Branch Kaolin dated April 23, 1997                                 E-69

         10.105     Assumption Agreement between Registrant and Dry
                    Branch Kaolin dated April 23, 1997.                                    E-72

         10.106     Employment Agreement dated May 27, 1997,
                    between the Registrant and W. Pierce Carson.                           E-74

         10.107     Continuation of Employment Agreement dated
                    May 27, 1997, between the Registrant and Edgar F. Cruft.               E-87

         10.108     Amendment to Continuation of Employment Agreement
                    dated May 27, 1997, between the Registrant and Edgar F. Cruft.         E-96

         10.109     Continuation  of Employment Agreement dated
                    May 27, 1997, between Registrant and Terence H. Lang.                  E-98


         10.110     Employment Agreement dated May 27, 1997
                    May 27, 1997, between the Registrant and
                    MIL (Investment) S.A., Nord Resources, Edgar F. Cruft,
                    Terence H. Lang and W. Pierce Carson.                                  E-109

         10.111     Subscription Agreement between Registrant and
                    Nord Pacific Limited dated July 3, 1997.                               E-112

         10.112     Contract For Sale and Purchase dated March 29, 1996
                    Between the Registrant and Severson Enterprises, Inc.                  E-119

         10.113     Letter Agreement dated March 31, 1998 between Registrant,
                    SRL, Consolidated Rutile Limited and CDC, DEG, Eximbank, IFC
                    and OPIC                                                               E-157



21.            SUBSIDIARIES OF REGISTRANT

                                                                                Jurisdiction in
               Name of Subsidiary                                               Which Incorporated
               ------------------                                               ------------------

               Sierra Rutile Limited                                            Sierra Leone,
                                                                                West Africa

               Nord Kaolin Company                                              Georgia


23.            CONSENTS OF EXPERTS AND COUNSEL

               23.1   Consent of Deloitte & Touche LLP                                                          E-166

               23.2   Consent of KPMG                                                                           E-167


27.            FINANCIAL DATA SCHEDULE                                                                          E-168

99.            ADDITIONAL EXHIBITS

               99.1   Independent Auditors' Report to the Board of
                      Directors and Shareholders, Sierra Rutile Limited,
                      March 27, 1997                                                                            E-169

               99.2   Independent Auditors' Report to the Board of
                      Directors and Shareholders, Sierra Rutile America
                      Inc., March 27, 1997                                                                      E-170

               99.3   Independent Auditors' Report to the Board of
                      Directors and Shareholders, Sierra Rutile Services
                      Limited, March 27, 1997                                                                   E-171

               99.4   Independent Auditors' Report to the Board of
                      Directors and Shareholders, Sierra Rutile Holdings
                      Limited, March 27, 1997                                                                   E-172

               99.5   Independent Auditors' Report to the Board of
                      Directors and Shareholders, Titanium Minerals
                      Marketing International Limited, March 27, 1997                                           E-173


               99.6   Independent Auditors' Report to the Board of
                      Directors and Shareholders, Titanium Minerals
                      Marketing International USA, March 27, 1997                                               E-174


** Indicates that the exhibit is incorporated by reference in this Annual Report on Form 10-K from a previous filing with the Commission.