Form 10-K405/A
period 1997-12-31
NORD RESOURCES CORP
filed 1998-04-29
CIK 72316

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                    FORM 10-K/A-1
     (Mark One)
         (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                     For the fiscal year ended December 31, 1997

                                          OR

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                             Commission file No. 0-6202-2

                              NORD RESOURCES CORPORATION
                (Exact name of registrant as specified in its charter)

          DELAWARE                                              85-0212139
----------------------------                                ----------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

201 3rd St NW, Suite 1750, Albuquerque, NM                        87102
------------------------------------------                  ----------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  (505) 766-9955
                                                    --------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange
          Title of each class                     on which registered
          Common Stock, par                       New York Stock Exchange
          value $.01 per share

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

     Set forth below is certain information for each director and each executive officer named in the Summary Compensation Table.

                                                               DIRECTOR
               DIRECTORS                              AGE       SINCE
               ---------                              ---      --------
               W. Pierce Carson                        55        1994
               Edgar F. Cruft                          65        1971
               Terence H. Lang                         61        1978
               Leonard Lichter                         70        1974
               Joseph Max Yvan Boulle (Max Boulle)     45        1996
               Marc Franklin                           44        1996
               James Askew                             50        1998

                                                               OFFICER
               OTHER NAMED EXECUTIVE OFFICER          AGE       SINCE
               -----------------------------          ---      -------
               Ray W. Jenner                           46        1998


Background of Directors

     Mr. Boulle is an independent investment consultant to MIL. Previously he was employed by BNP Capital Markets, London, England, as a senior institutional sales person in European equities. Prior thereto, he worked for several international trading companies with responsibilities ranging from trading commodities to negotiating and closing trading contracts between American and Russian companies. Mr. Boulle graduated from Oxford Brooks University, Oxford, England in 1975. He is a director of Inco Ltd. and a MIL Nominee.

     Dr. Carson, who holds a Ph.D. in Economic and Structural Geology, was appointed President and Chief Executive Officer of the Corporation effective June 1, 1997. He is also President, Chief Executive Officer and a director of Nord Pacific Limited ("Nord Pacific"), a company which is 28.6% owned by the Corporation. He has held these positions with Nord Pacific since its inception in 1990. Prior thereto, beginning in 1980, he served as senior vice president of Pacific operations for the Corporation.

     Dr. Cruft, who holds a Ph.D. in Geochemistry, is a founder of the Corporation and served as its Chairman since its inception in 1972 and Chief Executive Officer from inception until May 31, 1997. He was President of the Corporation from inception to 1985 and from 1988 until May 31, 1997. Dr. Cruft is also Chairman of Nord Pacific.

     Mr. Franklin has been employed since 1975 by J&S Franklin Holdings and Management Services Ltd., London, England, a manufacturer of military and civil equipment, and has served as a director and has been a shareholder of such corporation since 1977.

     Mr. Lang served as Senior Vice President-Finance and Treasurer upon joining the Corporation in 1978 until his retirement on December 31, 1997. Prior thereto, he had 15 years of experience in financial planning and management in the business equipment industry, holding several financial management positions with NCR Corporation. Mr. Lang is also a director of Nord Pacific.

     Mr. Lichter, an attorney and a CPA, is a principal in the law firm of Spitzer & Feldman P.C., New York, New York, which is counsel to the Corporation. He is also a director of Nord Pacific.

     Mr. Askew, a mining engineer, is President of International Mining and Finance Corporation, a private mining and venture capital company. He was a founder and the CEO of Golden Shamrock Mines Limited and sits on a number of boards of mining and exploration companies in North America, Europe and Australia.


OTHER NAMED EXECUTIVE OFFICER

     Mr. Ray W. Jenner, Chief Financial Officer of the Corporation and Nord Pacific since February 1998, is a chartered accountant who holds a Bachelor of Commerce Degree in Management Science and a Bachelor of Science Degree in Physics and Mathematics. He has 24 years experience in domestic and international financial environments, and for the past 14 years was Vice President and Treasurer of Echo Bay Mines where he was involved in raising equity and securing debt financing both in Canada and the U.S. Prior to Echo Bay, he spent ten years with Price Waterhouse in Canada, Australia and Indonesia.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors, executive officers and beneficial holders of more than 10% of the Corporation's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock of the Corporation. Based on the Corporation's review of copies of such forms it received from directors, executive officers and beneficial holders of more than 10% of the Corporation's common stock and on written representations from certain of such persons, the Corporation believes that, during the year ended December 31, 1997, all filing requirements under Section 16(a) of the Exchange Act were made by such persons on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION


     The following table discloses compensation received by the Corporation's Chief Executive Officer and the other most highly paid executive officers at December 31, 1997 (collectively, "Named Executive Officers") for the fiscal years ended December 31, 1997, 1996 and 1995.



                                    SUMMARY COMPENSATION TABLE


                                                              LONG-TERM
                                                            COMPENSATION
                                                               AWARDS
                                                            ------------
                                                 ANNUAL      SECURITIES
                                             COMPENSATION(5) UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR      SALARY      OPTIONS(2)   COMPENSATION
---------------------------            ----  --------------  ----------   ------------
Edgar F. Cruft(1)                      1997     $ 346,771    127,775(7)    $ 91,5373
     Chairman                          1996     $ 576,874                  $  25,745
                                       1995     $ 576,214     17,775(4)    $   5,431

W. Pierce Carson(6)                    1997     $ 300,580    600,000(8)    $ 71,3773
     President and Chief
      Executive Officer

Terence H. Lang                        1997     $ 271,615     77,775(4)    $ 19,4933
     Sr. VP-Finance Treasurer          1996     $ 261,555                  $   5,709
                                       1995     $ 261,555     17,775(4)    $   4,952

(1) Includes salary earned for 1997 ($112,904), 1996 ($166,810) and 1995
($158,840) as chairman and CEO of Nord Pacific. Dr. Cruft was also President and Chief Executive Officer of the Corporation until June 1, 1997.

(2) Number of shares subject to options granted under stock option plans for the periods presented.

(3) Included in "All Other Compensation" for 1997 are (1) matching contributions under a 401(k) Retirement and Savings Plan for Dr. Cruft - $23,099, (including $20,760 matched by Nord Pacific under its plan), Dr. Carson ($20,760 matched by Nord Pacific) and Mr. Lang - $4,996, (2) the dollar value of life insurance premiums paid by the Company with respect to benefits for Dr. Cruft - $6,776, Dr. Carson $4,925 ($4,325 paid by Nord Pacific), and Mr. Lang - $5,955 (3) debt forgiveness totaling $50,000 as part of the restructuring of management with Dr. Cruft as of June 1, 1997 (4) the fair market value of automobiles provided Dr. Cruft - $10,627, Dr. Carson $3,850 (paid by Nord Pacific) and Mr. Lang - $6,768 and (5) $41,840 cash compensation paid by Nord Pacific as a living allowance since Nord Pacific requires Dr. Carson to spend a portion of his time in Australia.

(4) Replaced expired option for identical number of shares and exercise price.

(5) Non-cash benefits for each of the Named Executive Officers were less than 10% of their aggregate compensation.

(6) Includes salary earned for 1997 ($213,080) as President and CEO of Nord Pacific.

(7) Includes options to replace expired options to purchase 77,775 shares for identical exercise prices.

(8) Options become exercisable 200,000 on May 27, 1997, 200,000 on May 27, 1998 and 200,000 on May 27, 1999.

     The Corporation had established a loan program to fund the exercise of stock options Dr. Cruft and Mr. Lang, who were executive officers. Such loans were limited to $150,000 for each executive, are callable on 90 day notice by the Board and bear interest, payable quarterly, at 1/2% over the yield on funds invested by the Corporation. The largest amount of indebtedness outstanding during 1997 from Messrs. Cruft and Lang was $150,000 each. $50,000 of Dr. Cruft's loan was forgiven in June 1997 and $50,000 of Mr. Lang's loan was forgiven in January 1998 as part of the restructuring of management as of June 1, 1997. The amount currently outstanding from Messrs. Cruft and Lang totals $100,000 each. See "Employment Agreements" in this proxy statement.


OPTION GRANTS IN 1997

     The following table presents information concerning options granted in 1997 to Named Executive Officers under the Corporation's employee option plans.

                                     INDIVIDUAL GRANTS
                   ------------------------------------------------------
                                       % OF TOTAL                             POTENTIAL REALIZABLE VALUE
                    NUMBER OF            OPTIONS                              AT ASSUMED ANNUAL RATES OF
                   SECURITIES            GRANTED                             STOCK PRICE APPRECIATION FOR
                   UNDERLYING               TO                                       OPTION TERM
                     OPTIONS            EMPLOYEES    EXERCISE  EXPIRATION    ----------------------------
NAME                GRANTED(1)          IN 1997(5)    PRICE(6)    DATE        5%        10%           0%
----               -----------         -----------   --------- ----------    ---      -------        ----
Edgar F. Cruft       17,775(2)             1.3%        $5.61    01/30/01     $--      $ 7,633        $--
                     50,000                3.7%        $4.00    06/01/00     $--      $    --        $--
                     60,000(2)             4.5%        $7.38    10/29/99     $--      $    --        $--

W. Pierce Carson    200,000               14.9%        $4.00    05/27/02     $--      $85,780        $--
                    200,000(3)            14.9%        $5.00    05/27/02     $--      $    --        $--
                    200,000(4)            14.9%        $6.00    05/27/02     $--      $    --        $--

Terence H. Lang      17,775(2)             1.3%        $5.61    01/30/01     $--      $ 7,633        $--
                     60,000(2)             4.5%        $7.38    10/27/99     $--      $    --        $--

(1)  All options are exercisable at May 1, 1998 unless otherwise noted.

(2) Replaced expired option for identical number of shares and exercise price.

(3)  Option becomes exercisable on May 27, 1998.

(4)  Option becomes exercisable on May 27, 1999.

(5) The Corporation granted employees options to purchase 1,346,958 shares in 1997, including options to purchase 155,550 shares issued to replace expired options for the identical number of shares and exercise price.

(6) Exercise price is equal to market price at date of grant, other than the replacement grants noted in 2, all of which are in excess of market price at date of their grant.

(7) Dollar amounts under these columns are the result of calculations based on assumed annualized rates
                                     5
of stock appreciation as prescribed by the Securities and Exchange Commission. The assumed rates are not intended by the Corporation to forecast possible future appreciation, if any, of its stock price, which will be determined by future events and unknown factors.

AGGREGATED OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES

     The following table presents information concerning options exercised during 1997 by the Named Executive Officers and the value of their respective unexercised options at December 31, 1997.


                                               NUMBER OF
                                               SECURITIES                VALUE(1)
                                               UNDERLYING            UNEXERCISED IN-
                                               UNEXERCISED              THE-MONEY
                                                OPTIONS AT             OPTIONS AT
                    SHARES                   DECEMBER 31, 1997      DECEMBER 31, 1997
                   ACQUIRED        VALUE       EXERCISABLE/            EXERCISABLE/
NAME             ON EXERCISE      REALIZED    UNEXERCISABLE            UNEXERCISABLE
----             -----------      --------   ----------------       -----------------
Edgar F. Cruft      None           N/A          246,525                   $   --
                                                  --                         N/A
Terence H. Lang     None           N/A          162,775                   $   --
                                                  --                         N/A
W. Pierce Carson    None           N/A          215,000                   $   --
                                                400,000                   $   --


(1) Based on closing sale price of $1.94 for the Corporation's Common Stock on December 31, 1997 on the New York Stock Exchange Composite Tape.

EMPLOYMENT AGREEMENTS

     Effective May 31, 1997, Dr. Cruft retired as President and Chief Executive Officer ("CEO") of the Corporation. He continues to retain the title of Chairman of the Board. Effective June 1, 1997, the Board of Directors appointed Dr. Pierce Carson President and Chief Executive Officer, titles he currently holds with Nord Pacific Limited. Further, effective December 31, 1997, Terence
H. Lang retired and resigned as Senior Vice President-Finance and Treasurer. In February, 1998, the Board of Directors appointed Raymond W. Jenner Vice President-Finance and Chief Financial Officer.

     The Corporation has an Employment Agreement (the "Carson Agreement") with Dr. Carson describing among other things his duties as President and CEO, his compensation level and perquisites. The term of the Agreement is from June 1, 1997 through and including May 31, 1999 and automatically extends from year to year unless termination notice is given by Dr. Carson or the Corporation not less than 90 days prior to the expiration of the term of the Carson Agreement. (See "Compensation of CEO" below).

     The Corporation also has a Continuation of Employment Agreement (the "Cruft Continuation") with Dr. Cruft which runs from June 1, 1997 until May 31, 1998, with automatic year to year extensions. Under the terms of the Cruft Continuation, Dr. Cruft serves as Chairman of the Board and devotes no less than 12.5% of his time to the Corporation. For these services, Dr. Cruft is compensated at a rate of $50,000 per year plus reimbursements for office expenses, part-time secretarial, and travel and other expenses incurred on behalf of the Corporation, and also received title to the vehicle provided by the Corporation at no cost. Dr. Cruft also receives retirement benefits totaling $226,653 per year under the terms of the Corporation's non-qualified retirement plan. This benefit will be paid for the longer of 10 years or for the life of Dr. Cruft and his spouse. Further, Dr. Cruft received options to purchase 50,000 shares of the Corporation's common stock at $4.00 per share. At May 31, 1997, Dr. Cruft owed $150,000 to the Corporation under the terms of a loan program as described under "Compensation of Executive Officers". As per the terms of the Cruft Continuation, $50,000 of his loan was forgiven on June 1, 1997 and $50,000 will be forgiven on each of June 1, 1998 and June 1, 1999 so long as Dr. Cruft does not voluntarily terminate his involvement with the Corporation.

     Mr. Lang had a Continuation of Employment Agreement ("Lang Continuation") which expired on December 31, 1997, the terms of which described his duties and responsibilities from June 1, 1997 through December 31, 1997. Under the terms of the Lang Continuation , Mr. Lang was paid a salary, had at his disposal a company vehicle and was entitled to other benefits and perquisites consistent with his position. On January 1, 1998, under the terms of the Corporation's non-qualified retirement plan, Mr. Lang began receiving retirement benefits totaling $143,855 per year. This benefit will be paid for the longer of 10 years or for the life of Mr. Lang and his spouse. Further, at December 31, 1997, he owed the Corporation $150,000 as described under "Compensation of Executive Officers" in this document. Under the terms of the Lang Continuation, this debt is forgiven at the rate of $50,000 per year on January 1, 1998, 1999 and 2000 so long as Mr. Lang does not voluntarily terminate his involvement with the Company as a director and/or consultant.

DEFINED BENEFIT RETIREMENT PLAN

     The following table illustrates the estimated annual benefit payable upon retirement to Dr. Carson at specified levels of compensation and years of service to the Corporation.


                                     Years of Services
                  -------------------------------------------------------
    Compensation      10         15          20          25         30
    ------------  --------   --------     --------    --------   --------
     $ 100,000    $ 15,000   $ 22,500     $ 30,000    $ 37,500   $ 45,000
     $ 125,000    $ 18,750   $ 28,125     $ 37,500    $ 46,875   $ 56,250
     $ 150,000    $ 22,500   $ 33,750     $ 45,000    $ 56,250   $ 67,500
     $ 175,000    $ 26,250   $ 39,375     $ 52,500    $ 65,625   $ 78,750
     $ 200,000    $ 30,000   $ 45,000     $ 60,000    $ 75,000   $ 90,000

     The non-qualified retirement agreement with Dr. Carson designated by the Board provides annual payments for a period of 15 years beginning at age 62, or on termination of employment, whichever is later (or anytime after age 55 in the event the provisions of the agreement with respect to early retirement are satisfied). The payments are equal to 1.5% for each year of service to a maximum of 30 years times Dr. Carson's average annual compensation over this last three years of employment. The compensation covered by the plan is based on Dr. Carson's annual salary disclosed in the Summary Compensation Table. The portion of the percentage earned through years of service vests at the rate of 20% per year, beginning at six years of service, and becomes fully vested in the event of a change in control of the Corporation as defined in the agreements. If Dr. Carson dies prior to reaching retirement, the agreements provide for payment of a death benefit to his beneficiary in an amount equal to three times the compensation earned during the year prior to this death, in lieu of the above payments after retirement.

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

COMPENSATION OF CEO

     Dr. Carson is compensated by the Corporation at $150,000 per year. This compensation rate became effective June 1, 1997, the date of Dr. Carson's appointment as President and CEO of the Corporation. Dr. Carson's salary will increase to $225,000 per year upon achievement of positive cash flow from operations for three consecutive months of the Corporation's 50% owned affiliate, Sierra Rutile Limited. Further, Dr. Carson was issued options to purchase 600,000 shares of the Corporation's common stock 200,000 shares at $4.00 per share, 200,000 shares at $5.00 per share and 200,000 shares at $5.00 per share, which options expire on May 31, 2002 (see "Compensation of Executive Officers").

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

     3. At the end of the performance cycle, the manager evaluates the accomplishments of objectives/ key goals.

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

     401-K Plan - The Corporation provides a retirement and savings plan for its salaried U.S. employees pursuant to Section 401(k) of the Internal Revenue Code. Each employee may contribute up to 15% of his or her salary to this plan, to a maximum of $9,500 in 1997. Under the plan, the Corporation makes a matching contribution on behalf of each participating employee of 50% of the lower of the first 6% of each employee's salary or the percentage actually contributed by the employee. This plan enables the Corporation to attract and retain employees upon whom the Corporation relies in operating its business.

COMPENSATION COMMITTEE
Leonard Lichter, Chairman
Dr. Edgar Cruft



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee in 1997 were Dr. Carson and Mr. Lichter. Mr. Lichter, Chairman of the Compensation Committee, is a principal in the firm of Spitzer & Feldman P.C., which firm provides legal services to the Corporation. Dr. Carson was appointed President and CEO effective June 1, 1997. He served as an officer of the Corporation from 1980 through March 1990, at which time he was named, and continues to serve as, president and a director of Nord Pacific Limited, a company which is 29% owned by the Corporation.

STOCKHOLDER RETURN ON COMMON STOCK

     The following graph compares the total annual return on the Corporation's Common Stock with the total annual return of the Dow Jones Equity Market Index and the Dow Jones Mining Index. The presentation assumes $100 was invested on December 31, 1992 in the Corporation's Common Stock and in each of the indices and any dividends were reinvested.





                DOW JONES           DOW JONES                NORD
  VALUE AS OF     MINING          EQUITY MARKET            RESOURCES
  DECEMBER 31     INDEX               INDEX               CORPORATION

     1992      $  100.00           $  100.00               $   100.00
     1993      $  118.05           $  109.95               $    79.59
     1994      $  116.44           $  110.76               $   104.08
     1995      $  143.68           $  152.49               $    36.73
     1996      $  145.64           $  187.63               $    71.43
     1997      $  144.10           $  251.34               $    31.63



ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT


     The following table sets forth the only persons known by the Board to be beneficial owners of more than 5% of the outstanding shares of Common Stock of the Corporation:

                                                   SHARES BENEFICIALLY
                                                       OWNED AS OF
                                                     APRIL 30, 1998
             NAME AND ADDRESS OF                  ---------------------
              BENEFICIAL OWNER                    NUMBER     % OF CLASS

          MIL (Investments) S.A.
          Boulevard Royal 25B
          L-2449
          Luxembourg, Luxembourg               6,010,000(1)      27.4%

          Dimensional Fund Advisors, Inc.
          1299 Ocean Avenue, 11th Floor
          Santa Monica, CA  90401              1,143,425(2)      5.22%

(1) MIL (Investments) S.A. ("MIL") acquired 3,160,000 shares from the Corporation pursuant to a Stock Purchase and Sale Agreement dated April 15, 1996, 840,000 shares in a Loan Conversion on June 4, 1996, 2,000,000 shares in a Stock Purchase and Sale Agreement dated October 2, 1996 and 10,000 shares purchased on the open market. The transactions with the Company were private placements in reliance upon the transaction "safe harbor" afforded by Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

(2) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 1,143,425 shares of the Corporation's common stock as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware Business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     Set forth below is certain information for each nominee for election as a director and each executive officer named in the Summary Compensation Table and employed by the Corporation on May 1, 1998.

                                SHARES BENEFICIALLY
                                     OWNED AS OF
                                   APRIL 30, 1998

DIRECTORS                    NUMBER            % OF CLASS
---------                   ----------         -----------
Max Boulle(8)                65,000]                   (2)
W. Pierce Carson            451,040(4)              2.1%
Edgar F. Cruft              357,296(5)              1.6%
Marc Franklin(8)             65,000(3)                 (2)
Terence H. Lang             179,633(6)                 (2)
Leonard Lichter              75,750(7)                 (2)
James Askew(8)               25,000(3)                 (2)

OTHER NAMED EXECUTIVE OFFICER
Ray W. Jenner                      (2)

 All nominees for election
 of directors and other
 named executive officer
 as a group (8 persons)   1,218,719(9)              5.6%

(1) Ownership includes sole voting and investment power except as otherwise noted. When applicable, the number of shares beneficially owned includes the number of unissued shares which the listed person (or group) has a right to acquire within 60 days after April 30, 1998. In determining the number of shares outstanding for computing the percent of class owned by a listed person (or group), the number of shares outstanding of the Corporation has been increased by the number of unissued shares which the listed person (or group) has a right to acquire from the Corporation within 60 days after May 1, 1998.

(2)  Represents less than 1% of the shares outstanding.

(3)  Consists of options to purchase shares.

(4)  Includes options to purchase 415,000 shares.

(5) Includes options to purchase 246,525 shares. Dr. Cruft's wife and children own an additional 15,697 shares as to which Dr. Cruft disclaims beneficial ownership.

(6) Includes options to purchase 162,775 shares. Mr. Lang's wife owns an additional 21,348 shares as to which Mr. Lang disclaims beneficial ownership.

(7)  Includes options to purchase 74,750 shares.

(8) Director is a MIL Nominee. MIL is indirectly 100% owned by Jean-Raymond Boulle. Max Boulle is the brother of Jean-Raymond Boulle. There is no family relationship between Marc Franklin or James Askew and Jean-Raymond Boulle. MIL, as of May 1, 1998, beneficially owned 6,010,000 shares of Common Stock of the Corporation, which amount represents 27.4% of the issued and outstanding shares of Common Stock. Jean-Raymond Boulle also owns directly 10,000 shares.

(9) Includes options to purchase 1,029,050 shares held by directors and named executive officer as a group.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In connection with various agreements with MIL, the size of the Board is required to be seven (7) members. MIL has the right to designate three (3) nominees to the Board (the "MIL Nominees") and the Board (excluding the MIL Nominees) has the right to designate the remaining four (4) nominees. MIL is obligated to vote its shares for the four Board nominees through and including voting at the annual meeting to be held in 1999. The Corporation has agreed to nominate and use its best efforts to obtain the election of the MIL Nominees at each annual or special meeting of stockholders called for the purpose of filling positions on the Board through and including the annual meeting to be held in 1999. Such actions shall include, without limitation, soliciting persons for the election of directors (including the MIL Nominees) and recommending the MIL Nominees for election to the Board in the same manner as all other nominees of the Board for election as directors. If any MIL Nominee shall resign, be removed or be unable to serve for any reason prior to the expiration of such MIL Nominee's term as a director, MIL is required to notify the Board of a replacement MIL Nominee and the Board is required to take all action necessary to cause such replacement MIL Nominee to be elected or appointed to fill the unexpired term of the withdrawing MIL Nominee. In addition, the size of the Board cannot be increased or decreased without the approval of at least two (2) of the MIL Nominees.

     Members of the Board who are not employed by the Corporation, except Mr. Lichter, receive an annual retainer of $10,000, plus $1,000 for attending each meeting of the Board and $800 for attending each meeting of a Committee of the Board. Mr. Lichter, counsel to the Corporation, charges his time and expenses to the Corporation through Spitzer & Feldman P.C.

     The Corporation has a deferred compensation program for directors, other than directors who are employees of the Corporation, its subsidiaries or affiliates or are affiliated with entities which provide services to the Corporation. Under this program, a qualifying director who has served as a director for ten years will receive a lifetime payment, beginning at the later of age 65 or his termination as a director, in an amount equal to the annual retainer paid to the director during his last year of service as a director. A qualifying director may elect to receive a reduced payment beginning at age 62, provided he is not a director at that time. Messrs. Boulle, Franklin and Askew are eligible for this program.

     The Corporation paid $419,322 for legal services during 1997 to the firm of Spitzer & Feldman, P.C. in which Leonard Lichter, a director, is a principal.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION


/s/RAY W. JENNER
------------------------------
RAY W. JENNER
VICE PRESIDENT FINANCE -
AUTHORIZED OFFICER

APRIL 29, 1998