Form 10-Q
period 1998-03-31
NORD RESOURCES CORP
filed 1998-05-15
CIK 72316

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1998

                                          OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-6202-2
                                                 --------

                             Nord Resources Corporation
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               Delaware                                 85-0212139
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          201 Third St., NW, Suite 1750, Albuquerque, NM             87102
          -------------------------------------------------------------------
             (Address of principal executive offices)              (Zip Code)

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

                                   YES  X    NO
                                      -----    -----
Common shares outstanding as of May 14, 1998: 21,905,488

                              NORD RESOURCES CORPORATION
                                   AND SUBSIDIARIES

                                        INDEX

                                                                 PAGE
                                                                NUMBER
                                                                ------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Condensed Financial Statements:

          Balance Sheets - March 31, 1998 and
            December 31, 1997                                      3

          Statements of Operations - Quarters ended
            March 31, 1998 and 1997                                4

          Statements of Cash Flows -
            Quarters ended March 31, 1998 and 1997                 5

          Notes to Condensed Financial Statements                 6-10

          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                   11-12

PART II.  OTHER INFORMATION:

          ITEM 1-5. Not Applicable

          ITEM 6.   Exhibits and Reports on Form 8-K               13

                    NORD RESOURCES CORPORATION AND SUBSIDIARIES
                              CONDENSED BALANCE SHEETS
                                    (Unaudited)
                                   (In Thousands)
                                       ASSETS

                                                         March 31,    December 31,
                                                           1998           1997
                                                         ---------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                              $ 6,667         $12,581
  Accounts receivable                                        104              29
  Prepaid expenses                                           149             166
                                                         -------         -------
TOTAL CURRENT ASSETS                                       6,920          12,776

INVESTMENTS IN AND ADVANCES TO SRL                        37,144          34,649

INVESTMENTS IN AND ADVANCES TO AFFILIATES                  6,406           6,369

PROPERTY, PLANT AND EQUIPMENT, net                           179             150

OTHER ASSETS                                               6,643           6,150
                                                         -------         -------
                                                         $57,292         $60,094
                                                         -------         -------
                                                         -------         -------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $   214         $    93
  Accrued expenses                                           419             869
  Unearned revenue                                         1,500           1,500
                                                         -------         -------
TOTAL CURRENT LIABILITIES                                  2,133           2,462

RETIREMENT BENEFITS                                        7,905           8,047

STOCKHOLDERS' EQUITY:
  Common stock                                               219             219
  Additional paid-in capital                              78,108          78,100
  Retained (deficit)                                     (30,630)        (28,291)
  Cumulative foreign currency
    translation adjustment                                   281             281
  Minimum pension liability                                 (724)           (724)
                                                         -------         -------
                                                          47,254          49,585
                                                         -------         -------
                                                         $57,292         $60,094
                                                         -------         -------
                                                         -------         -------

                   See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                          CONDENSED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                       (In Thousands, Except Per Share Amounts)

                                                           Three Months Ended
                                                                March 31
                                                         -----------------------
                                                          1998            1997
                                                         -------         -------
GENERAL AND ADMINISTRATIVE EXPENSES AND                  $  (790)        $  (954)
   (LOSS) FROM OPERATIONS

OTHER INCOME (EXPENSE):
  Interest income                                            218             272
  Interest expense                                           (31)            (31)
  Equity in net loss of SRL                               (1,739)         (1,630)
  Equity in net earnings of affiliate                          3              20
                                                         -------         -------
TOTAL OTHER INCOME (EXPENSE)                              (1,549)         (1,369)
                                                         -------         -------
NET (LOSS)                                               $(2,339)        $(2,323)
                                                         -------         -------
                                                         -------         -------
BASIC (LOSS) PER SHARE:                                  $  (.11)        $  (.11)
                                                         -------         -------
                                                         -------         -------
AVERAGE COMMON SHARES OUTSTANDING                         21,905          21,840
                                                         -------         -------
                                                         -------         -------

                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED STATEMENTS OF
                                      CASH FLOWS
                                     (Unaudited)
                                    (In Thousands)

                                                           Three Months Ended
                                                                March 31
                                                         -----------------------
                                                           1998           1997
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                             $(2,339)       $(2,323)
  Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
     Changes in non-cash working capital                    (386)             71
     Stock compensation                                        8              --
     Forgiveness of loans due from officers                   50              --
     Provision for retirement benefits                      (142)             --
     Depreciation and amortization                             7               7
     Equity in net loss of SRL                             1,739           1,630
     Equity in net (loss) of affiliate                        (3)            (20)
  Net cash (used in) discontinued operations                  --            (500)
                                                         -------         -------
 Net Cash (Used In) Operating Activities                  (1,066)         (1,135)
                                                         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to other assets                                 (543)           (263)
  Increase in investments in and advances to affiliates      (35)         (1,785)
  Increase in investment in SRL                           (4,235)         (1,090)
  Capital expenditures                                       (35)             --
                                                         -------         -------
Net cash (used in) investing activities                   (4,848)         (3,138)
                                                         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                                     --              10
  Restricted cash and investments                             --              (9)
                                                         -------         -------

Net cash provided by financing activities                     --               1
                                                         -------         -------

(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                              (5,914)         (4,272)
                                                         -------         -------
CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                      12,581          15,583
                                                         -------         -------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                           $ 6,667         $11,311
                                                         -------         -------
                                                         -------         -------

                     See notes to condensed financial statements

                      NORD RESOURCES CORPORATION AND SUBSIDIARIES
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1998 AND 1997

1.   FINANCIAL STATEMENTS

     These interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the first quarter of 1998 are not necessarily indicative of the results that may be expected for the entire year.

     The Company has adopted SFAS No. 129 "Disclosure of Information about Capital Structure", which was effective for financial statements for periods ending after December 15, 1997 and established standards for disclosing information about an entity's capital structure. The adoption of SFAS No. 129 had no significant effect on the Company's disclosures about its capital structure.

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which was effective for financial statements for periods beginning after December 15, 1997 and established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 had no impact on the Company's financial statement presentation or related disclosures.

     The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment and the Company's adoption of FASB No. 131 has not had a material impact on its financial statement presentation or related disclosures.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report to shareholders.

2.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Nord Resources Corporation, its 50% interest in a rutile mining operation ("SRL") and its 28.6% interest in a mineral exploration and production company ("Nord Pacific") (collectively the "Company"). All significant intercompany transactions and balances are eliminated.

     SRL as used in these financial statements includes Sierra Rutile Holdings, Sierra Rutile Limited (the mining operation) and other subsidiaries of the Company and Sierra Rutile Holdings that are economically dependent on the mining operation. As a result of the situation described in Note 3, the Company's 50% interest in SRL is now carried on the equity basis.

     Investments in 20% to 50%-owned affiliates and joint ventures are carried using the equity method.

     The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not contain any adjustments that might be necessary should the Company be unable to continue as a going concern.

     Certain reclassifications have been made to the March 31, 1997 and December 31, 1997 financial statements to conform to the classifications used in 1998.

3.   INVESTMENT IN SRL

     In January 1995, the Company's 50% owned rutile mining operation in Sierra Leone was attacked by non-government forces. As a result, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. The resumption of operations is dependent upon numerous conditions including (1) an acceptable political environment in Sierra Leone within which to operate, (2) adequate levels of security provided by SRL in and around the minesite area, (3) an accurate assessment by SRL of the cost of resuming operations, (4) the successful renegotiation of operating agreements between SRL and the government of Sierra Leone and (5) SRL obtaining adequate financing at acceptable terms. Costs of resuming operations include repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities. Until SRL personnel can complete a detailed assessment of the condition of SRL's assets, it is not possible to accurately estimate these costs. There is no certainty that adequate financing will be available to fund the above noted costs, although management of the Company, SRL and the other 50% owner of SRL are engaged in discussions with potential financing sources. The Company is not yet able to determine when operations will resume at the Sierra Leone mine. If the above noted conditions for resuming operations in Sierra Leone are not satisfied, the Company may have to record an impairment reserve against a significant portion or possibly all of its investment in SRL.

     Prior to December 31, 1994, the Company proportionately consolidated its share in each of the assets, liabilities and operations of SRL. As of December 31, 1994 and through September 30, 1997, the Company adopted the cost basis of accounting for its investment in SRL on the basis that the mine was no longer under the control of SRL. Under the cost basis, the Company's investment included original cost plus undistributed earnings through December 31, 1994 plus SRL's obligations to various lending institutions (the "Lenders") payment of which is guaranteed by the Company, plus funds advanced since January 1, 1995 to fund SRL's operations less any related restricted cash and provision for impairment of assets.

     Subsequent to September 30, 1997, SRL again regained control of the mine. The Company subsequently changed it method of accounting for its investment in SRL from the cost basis to the equity method. In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments In Common Stock", the Company's financial statements for March 31, 1997 have been restated to reflect this change. Under the equity method, the Company reports its share of SRL's net loss in the statements of operations as equity in net loss of SRL. The result of this change was to increase the Company's net loss for the three months ended March 31, 1997 by $1.6 million and net loss per share by $.07 per share.

     The Company intends to resume proportional consolidation for its 50% share in each of the assets, liabilities and operations of SRL once SRL re-establishes its mining operations.

     During the quarter ended March 31, 1998 the Company contributed $4.2 million to SRL as its 50% share of funding for SRL's cash needs, primarily to satisfy bank requirements, vendor payments and the ongoing operating cash requirements of SRL.

     Summarized financial data for the Company's 50% share of SRL's operations are as follows:

                                                     Three Months Ended
                                                         March 31,
                                                    -------------------
                                                      1998        1997
                                                    -------     -------
                                                       (in thousands)
     Revenues                                       $    --     $   492
     Less costs and expenses:
       Cost of sales                                     --         272
       Selling, general and administrative              685       1,094
       Other expense                                  1,051         738
       Income tax expense                                 3          18
                                                    -------     -------

     Net (loss)                                     $(1,739)    $(1,630)
                                                    -------     -------
                                                    -------     -------

     An impairment reserve of $3,000,000 was recorded in the first quarter of 1995 as the Company's 50% share of damage to assets. The Company may record an additional impairment reserve when a more extensive damage assessment can be performed. Although SRL will incur costs to restart operations, the amount of any additional impairment and costs to restart operations cannot currently be estimated. If SRL cannot maintain adequate security in and around the minesite or the estimated costs of resuming operations in Sierra Leone are prohibitive, the Company may have to record an impairment reserve against a portion or possibly all of its investment in SRL.

4.   INDEBTEDNESS

     Under the terms of SRL's financial agreements, the Company has guaranteed
     50% of SRL's debt to the Lenders.   The Company's share of the amount
     guaranteed at March 31, 1998 totaled $17,125,000. As a result of the suspension of its mining operations resulting from civil disturbances in January 1995, SRL is not in compliance with certain financial and operational covenants under its financing agreements. The Lenders have agreed to forebear from accelerating the maturities of the loans or enforcing their rights against any collateral until at least May 15, 1998 to allow SRL time to determine the damage to the mining operations, assess the political situation in Sierra Leone and develop and present a plan for refinancing, rehabilitating and reopening the mining operation. The forebearance agreement would terminate if there is a material change in circumstances.

     The financing agreements contain restrictive covenants relating to SRL, including requirements to maintain minimum current ratios and debt coverage ratios and a limit on indebtedness compared to net worth and a limit on the amount of dividends. Additional covenants under these agreements include restrictions on a change of control of SRL and limitations on additional indebtedness at SRL.

     Separately, as a condition to the forebearance and as security for its guarantee, the Company has pledged proceeds it may receive from claims made under a political risk insurance policy issued by an agency of the United States government. The Company will be able to retain the first $4.6 million of the proceeds of which it has already received $1.5 million. Any additional proceeds will be held in trust and funds will be released from the trust to pay the Company's 50% share of the deferred principal and interest payments to the Lenders. Any additional funds will be released when all principal payments have been made and no events of default exist under the financing agreements.

5.   DISCONTINUED OPERATIONS

     On April 23, 1997 the Company sold substantially all the assets (except cash and accounts receivable) of its 80% owned subsidiary, Nord Kaolin Company ("NKC"), for $20 million less $735,000 relating to certain accrued liabilities assumed by the purchaser. The purchaser also assumed certain lease obligations of NKC. Net proceeds received from this transaction totaled $10.5 million (including collection of accounts receivable and less payment of NKC's liabilities and other liabilities incurred as a result of the transaction).

6.   NET LOSS PER COMMON SHARE

     Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

7.   EQUITY IN NET (LOSS) OF AFFILIATE

     The Company had a 28.6% interest in Nord Pacific Limited ("Nord Pacific") at March 31, 1998 and had a 35% interest in Nord Pacific at March 31, 1997. Summary financial data for the operations of Nord Pacific are as follows:

                                                 Three Months Ended March 31
                                                 ---------------------------
                                                     1998           1997
                                                 -----------     -----------
                                                       (in thousands)
     Sales                                         $ 3,252         $ 3,936
     Less costs and expenses                        (3,273)         (3,409)
     Foreign currency transaction gain (loss)         (329)             31
     Forward currency exchange contracts
         gain (loss)                                   155            (170)
     Copper contracts gain (loss)                       --             232
     Other income                                       82              37
     Provision for taxes                                --            (700)
                                                   -------         -------

     Net (loss)                                    $  (113)        $   (43)
                                                   -------         -------
                                                   -------         -------

     The Company's share of the net (loss) for the three months ended March 31, 1998 and 1997 was $(33,000) and $(15,000), respectively. Amortization of the difference between the Company's investment in Nord Pacific and its share of the underlying net assets of Nord Pacific was $36,000 and $35,000 for the three months ended March 31, 1998 and 1997, respectively.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's securities filings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $5.9 million for the three months ended March 31, 1998 compared to a decrease of 4.3 million for the same period in 1997. Cash used by operations was $1.1 million for the three months ended March 31, 1998 and for the same period in 1997. Cash totaling $4.2 million was advanced to Sierra Rutile Limited ("SRL") in 1998 compared to $1.1 million in 1997. Cash totaling $543,000 in 1998 was used for additions to other assets compared to $263,000 in 1997. Cash totaling $35,000 was advanced to Nord Pacific Limited ("Nord Pacific") in 1998 compared to $1.8 million in 1997 and $35,000 was used to fund capital expenditures in 1998.

On April 23, 1997, the Company completed the sale of substantially all of its kaolin assets. With the sale of the kaolin operations, the Company's business consists of a 50% ownership interest in SRL and a 28.6% ownership interest in Nord Pacific. The Company anticipates that its cash balances at March 31, 1998 will be sufficient to fund its administrative activities for the foreseeable future.

Due to the suspension of its operations, SRL has relied on and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. Funds are expected to continue to be required by SRL for debt service, maintenance of a limited workforce, payments to vendors and costs of security at the mine. It is the Company's and SRL's intention to continue with plans for resumption of SRL's operations. Among other key factors in that process is the availability of adequate levels of funding. SRL's preliminary projections indicate that it may require approximately $90 million through 1999 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL has held discussions with its current lenders (the "Lenders") and other lending sources to determine if funds would be available from these sources to fund the above requirements.
The Company cannot determine if additional funding will be available at terms that will be acceptable to SRL and the Company. To the extent funds are not available from these or other sources, the Company will be required to contribute its 50% share of SRL's cash requirements. The Company will not be able to fund a significant amount of these requirements without obtaining capital from other sources.

As a result of the suspension of the SRL operations, SRL is not in compliance with certain financial and operational covenants under its bank financing agreements. At March 31, 1998, the Company's 50% share of SRL's obligations to the Lenders was $17,125,000, payment of which has been guaranteed by the Company. The Lenders have agreed to forebear through at least May 15, 1998 (extended from March 15, 1998) from accelerating payment of the outstanding indebtedness to enable SRL to assess its future operating alternatives. The forebearance would terminate if a material change in conditions occurs, as determined by the Lenders, and requires SRL to expend at least $500,000 each quarter to pay for its liabilities and purchases. In addition to discussing the availability of additional financing from these Lenders, SRL has discussed revision of the terms of the present financing agreements, including deferral of a portion of the principal payments. Based on discussions to date with the Lenders, SRL and the Company believe they will be successful in negotiating repayment terms acceptable to the Lenders. However, there can be no assurance that the Lenders will approve any modification of the present loan terms or extend the forebearance beyond May 15, 1998, at which date the Lenders could demand payment of the entire amount of the loans outstanding.

The Company has filed a claim for damage due to political violence at SRL under a political risk insurance policy which has a coverage limit of $15.7 million. The Company has received a $1.5 million provisional payment from the insurer and anticipates receipt of further payments in the second quarter of 1998; however, it is not able to estimate the total amount or exact timing of the receipt of these payments. The Company is obligated to return any or all of this amount if it does not comply with certain provisions with respect to its efforts to repair damage at SRL or if the final amount of damage is less than that amount. The Company has pledged any additional proceeds in excess of $3.1 million it may receive under this policy as security under the bank financing agreements.

RESULTS OF OPERATIONS

The Company incurred net losses of $2.3 million and $2.3 million for the three months ended March 31, 1998 and 1997, respectively. Selling, general and administrative expenses for the three months ended March 31, 1998, which comprised a portion of the Company's loss, decreased compared to the same period in 1997 due to the closing of the Company's office in Dayton, Ohio, and the related reductions in staff and other costs associated with the closing of this office. The Company now shares office space and administrative and other costs with Nord Pacific.

Interest income decreased in 1998 compared to 1997 due primarily to a lower level of funds available for investment in 1998. The net loss for the three months ended March 31, 1998 includes the Company's equity in the net loss of SRL of $1.7 million compared to its equity in the net loss of SRL of $1.6 million for the three months ended March 31, 1997.

PART II.   OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

                                       NORD RESOURCES CORPORATION
                                       (Registrant)



                                       By:  /s/ Ray W. Jenner
                                            ---------------------------------
                                                Ray W. Jenner
                                                Vice President - Finance
                                                (Principal Financial Officer
                                                and Authorized Officer)


DATE:  May 14, 1998