Form 10-Q
period 1998-06-30
NORD RESOURCES CORP
filed 1998-08-13
CIK 72316

                                  UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   F O R M 10-Q
                                   ------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                        OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-6202-2
                                               --------

                           Nord Resources Corporation
                 ---------------------------------------------
                (Exact name of registrant as specified in its charter)


          Delaware                                      85-0212139
       -------------                              --------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           201 Third St., NW, Suite 1750, Albuquerque, NM         87102
           ------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

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

Common shares outstanding as of August 14, 1998: 21,905,488

                             NORD RESOURCES CORPORATION
                                   AND SUBSIDIARIES

                                        INDEX

                                                                         PAGE
                                                                         NUMBER
                                                                         ------
PART I.        FINANCIAL INFORMATION:

               ITEM 1.   Condensed Financial Statements:

               Balance Sheets - June 30, 1998 and
                   December 31, 1997                                       3

               Statements of Operations - Three and six months ended
                   June 30, 1998 and 1997                                  4

               Statements of Cash Flows -
                   Six months ended June 30, 1998 and 1997                 5

               Notes to Condensed Financial Statements                    6-10

               ITEM 2.   Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                      11-12

PART II.       OTHER INFORMATION:

               ITEM 1-3. Not Applicable

               ITEM 4.   Submission of Matters to a Vote of
                         Security Holders                                  13

               ITEM 5.   Not Applicable

               ITEM 6.   Exhibits and Reports on Form 8-K                  13

PART 1.   FINANCIAL INFORMATION
          ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                    (In Thousands)
                                        ASSETS

                                                          June 30,  December 31,
                                                            1998        1997
                                                            ----        ----
CURRENT ASSETS:
  Cash and cash equivalents                               $ 8,173      $12,581
  Restricted cash                                           5,547           --
  Accounts receivable                                          83           29
  Prepaid expenses                                            232          166
                                                          -------      -------
TOTAL CURRENT ASSETS                                       14,035       12,776

INVESTMENTS IN AND ADVANCES TO SRL                         27,435       34,649

INVESTMENTS IN AND ADVANCES TO AFFILIATES                   6,224        6,369

PROPERTY, PLANT AND EQUIPMENT, net                            195          150

OTHER ASSETS                                                5,931        6,150
                                                          -------      -------
                                                          $53,820      $60,094
                                                          -------      -------
                                                          -------      -------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $   534      $    93
  Accrued expenses                                            219          869
  Unearned revenue                                             --        1,500
                                                          -------      -------
TOTAL CURRENT LIABILITIES                                     753        2,462

RETIREMENT BENEFITS                                         7,111        8,047

STOCKHOLDERS' EQUITY:
  Common stock                                                219          219
  Additional paid-in capital                               78,108       78,100
  Cumulative foreign currency
    translation adjustment                                    281          281
  Minimum pension liability                                  (724)        (724)
  Accumulated deficit                                     (31,928)     (28,291)
                                                          -------      -------
TOTAL STOCKHOLDERS' EQUITY                                 45,956       49,585
                                                          -------      -------
                                                          $53,820      $60,094
                                                          -------      -------
                                                          -------      -------

                    See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                       (In Thousands, Except Per Share Amounts)

                                       Three Months Ended        Six Months Ended
                                             June 30,                June 30,
                                      -------------------      -------------------
                                        1998       1997         1998        1997

GENERAL AND ADMINISTRATIVE EXPENSES   $  (748)    $(1,584)     $(1,537)    $(2,538)

OTHER INCOME (EXPENSE):
  Interest income                         196         336          414         609
  Interest expense                        (21)        (31)         (53)        (63)
  Equity in net loss of affiliate        (725)     (2,752)      (2,461)     (4,362)
                                      --------    --------     --------    --------

TOTAL OTHER INCOME (EXPENSE)             (550)     (2,447)      (2,100)     (3,816)
                                      --------    --------     --------    --------
LOSS FROM CONTINUING OPERATIONS        (1,298)     (4,031)      (3,637)     (6,354)

GAIN FROM DISCONTINUED OPERATIONS          --         225           --         225
                                      --------    --------     --------    --------
NET LOSS                              $(1,298)    $(3,806)     $(3,637)    $(6,129)
                                      --------    --------     --------    --------
                                      --------    --------     --------    --------
LOSS PER SHARE:
  From continuing operations          $  (.06)    $  (.18)     $  (.17)    $  (.29)
  From discontinued operations             --         .01           --         .01
                                      --------    --------     --------    --------
  Net loss                            $  (.06)    $  (.17)     $  (.17)    $  (.28)
                                      --------    --------     --------    --------
                                      --------    --------     --------    --------
WEIGHTED AVERAGE SHARES OUTSTANDING    21,905      21,854       21,905      21,847
                                      --------    --------     --------    --------
                                      --------    --------     --------    --------

                     See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED STATEMENTS OF
                                      CASH FLOWS
                                     (Unaudited)
                                   (In Thousands)

                                                            Six Months Ended
                                                               June 30
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(3,637)    $(6,129)
  Adjustments to reconcile net loss to
     net cash (used in) operating activities:
     Provision for retirement benefits                      (935)         --
     Changes in assets and liabilities                      (328)         88
     Stock compensation                                        8          --
     Gain from discontinued operations                        --        (225)
     Depreciation and amortization                            15          15
     Equity in net loss of affiliate                       2,461       4,362
     Forgiveness of related party receivables                100          --
                                                         -------    --------

Net cash (used in) operating activities                   (2,316)     (1,889)
                                                         -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                        (60)        (40)
 Additions  to (decrease in) other assets                    119        (155)
 Proceeds from sale of investments                            --       2,619
 Proceeds from sale of discontinued operations                --       9,453
 Increase (decrease) in investment in SRL                  3,487      (5,499)
 (Decrease) in investments in and advances to affiliates     (91)     (2,539)
                                                         -------    --------

Net cash provided by investing activities                  3,455       3,839
                                                         -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock option activity                                       --          85
  Restricted cash and investments                         (5,547)         --
                                                         -------    --------

Net cash provided by (used in) financing activities       (5,547)         85
                                                         -------    --------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                              (4,408)      2,035

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                      12,581      15,583
                                                         -------    --------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                           $ 8,173     $17,618
                                                         -------    --------
                                                         -------    --------

                     See notes to condensed financial statements

                    NORD RESOURCES CORPORATION AND SUBSIDIARIES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

1.    FINANCIAL STATEMENTS

      These interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements but does not expect it to be significant.

      The Accounting Standards Executive Committee ("AcSEC") of the AICPA has issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective for financial statements for fiscal years beginning after December 31, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company has not yet determined the effect of SOP 98-5 on its financial statements but does not expect it to be significant.

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

2.    BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Nord Resources Corporation, its 50% interest in a rutile mining operation Sierra Rutile Limited ("SRL") and its 28.6% interest in a mineral exploration and production company Nord Pacific Limited ("Nord Pacific") (collectively the "Company"). All significant intercompany transactions and balances are eliminated.

      SRL as used in these financial statements includes Sierra Rutile Holdings, Sierra Rutile Limited (the mining operation) and other subsidiaries of the Company and Sierra Rutile Holdings that are economically dependent on the mining operation. As a result of the situation described in Note 3, the Company's 50% interest in SRL is now carried on the equity method.

      Investments in 20% to 50%-owned affiliates and joint ventures are generally accounted for using the equity method.

      Certain reclassifications have been made to the June 30, 1997 and December 31, 1997 financial statements to conform to the classifications used in 1998.

3.    INVESTMENT IN SRL

      In January 1995, the Company's 50% owned rutile mining operation in Sierra Leone was attacked by non-government forces. As a result, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. In February, 1998 the democratically elected government of Sierra Leone was restored to power and conditions for resumption of operations at the minesite continue to improve. However, the resumption of operations is dependent upon numerous conditions including (1) a continued acceptable political environment in Sierra Leone within which to operate, (2) adequate levels of security in and around the minesite area,
      (3) an accurate assessment by SRL of the cost of resuming operations, (4) the successful renegotiation of operating agreements between SRL and the government of Sierra Leone and (5) SRL obtaining adequate financing at acceptable terms. Costs of resuming operations include repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to re-establish and train a workforce, replenish supplies and restore and recommission facilities. The Company is not able to determine when operations will resume at the Sierra Leone mine. If the above noted conditions for resuming operations in Sierra Leone are not satisfied, the Company may be required to record an impairment reserve against a significant portion or possibly all of its investment in SRL.

      Prior to December 31, 1994, the Company proportionately consolidated its share in each of the assets, liabilities and operations of SRL. As of December 31, 1994 and through September 30, 1997, the Company used the cost method of accounting for its investment in SRL on the basis that the mine was no longer under the control of SRL. Under the cost method, the Company's investment included original cost plus undistributed earnings through December 31, 1994 plus SRL's obligations to various lending institutions (the "Lenders") payment of which was guaranteed by the Company, plus funds advanced since January 1, 1995 to fund SRL's operations, less any related restricted cash and provisions for impairment of assets.

      Subsequent to September 30, 1997, SRL regained control of the mine. The Company then changed its method of accounting for its investment in SRL from the cost method to the equity method. In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments In Common Stock", the Company's financial statements for June 30, 1997 have been restated to reflect this change. Under the equity method, the Company reports its share of SRL's net loss in the statements of operations as equity in net loss of SRL. The result of this change was to increase the Company's net loss for the three and six months ended June 30, 1997 by $2,853,000 and $7,634,000 respectively and net loss per share by $.13 and $.20 per share respectively.

      The Company intends to resume proportional consolidation for its 50% share in each of the assets, liabilities and operations of SRL once SRL re-establishes its mining operations.

      During the three and six months ended June 30, 1998 the Company contributed $6,482,000 and $10,732,000 respectively to SRL as its 50% share of funding for SRL's cash needs, primarily to satisfy debt obligations, vendor payments and the ongoing operating cash requirements of SRL.

      Summarized financial data for the Company's 50% share of SRL's operations are as follows:

                                                          Six Months Ended
                                                              June 30,
                                                         ------------------
                                                           1998       1997
                                                         --------   --------
                                                            (in thousands)
      Revenues                                           $    --     $ 1,216
      Less costs and expenses:
        Cost of sales                                         --         539
        Selling, general and administrative                1,411       3,373
        Other expense                                        813       1,566
        Income tax expense                                     1          32
                                                         -------     -------
      Net (loss)                                         $(2,225)    $(4,294)
                                                         -------     -------
                                                         -------     -------

      An impairment reserve of $3,000,000 was recorded in the first quarter of 1995 as the Company's 50% share of the estimated damage to SRL's assets. In 1996, the Company received a $1,500,000 preliminary payment from the carrier of the civil strife insurance policy owned by the Company. On May 15, 1998, the Company received the $14,204,500 balance of the proceeds from this policy. $5,627,500 of the proceeds was advanced to SRL, $5,513,000 was deposited into a collateral account as security for SRL's next scheduled debt payment, and $3,064,000 was retained for general corporate purposes.

      Costs to restart the mine have been estimated at $90,000,000, 50% of which is the responsibility of the Company. If the Company cannot finance these restart costs or cannot maintain adequate security in or around the minesite, the Company may be required to record an impairment reserve against a significant portion or possibly all of its investment in SRL.

4.   INDEBTEDNESS

      Under the terms of SRL's financial agreements, the Company has guaranteed 50% of SRL's debts to SRL's lenders ("the Lenders"). On May 15, 1998, in conjunction with the receipt of the balance of the proceeds from the civil strife insurance policy owned by the Company, the Company advanced SRL $5,627,500 which was used to reduce the Company's share of SRL's existing indebtedness. Concurrent with this payment, SRL's debt agreements were amended. The amendment provided for a reduction in the interest rate on SRL's debt, the accrual of interest from May 15, 1998 to September, 1998 rather than the current payment of such interest, and the reschedule of principal reductions. The Company's share of the remaining debt of SRL totaled $11,807,000 at June 30, 1998 and is scheduled to be paid $5,753,000 on September 30, 1998, with the balance to be paid 25% on September 30, 1999, 25% on September 30, 2000 and 50% on September 30,
      2001.   The Company believes that it is in full compliance with the terms of these agreements.

5.    DISCONTINUED OPERATIONS

      On April 23, 1997 the Company sold substantially all the assets (except cash and accounts receivable) of its 80% owned subsidiary, Nord Kaolin Company ("NKC"), for $20 million less $735,000 relating to certain accrued liabilities assumed by the purchaser. The purchaser also assumed certain
      lease obligations of NKC.   Proceeds received from this transaction to
      June 30, 1997 totaled $9,453,000 (including collection of accounts receivable and less payment of NKC's liabilities and other liabilities incurred as a result of the transaction).

6.    BASIC LOSS PER COMMON SHARE

      Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

7.    EQUITY IN NET (LOSS) OF NORD PACIFIC

      The Company had a 28.6% interest in Nord Pacific Limited ("Nord Pacific") at June 30, 1998 and had a 35.0% interest in Nord Pacific at June 30, 1997. Summary financial data for the operations of Nord Pacific are as follows:



                                                      Six Months Ended June 30
                                                      ------------------------
                                                         1998          1997
                                                      -----------   ----------
                                                           (in thousands)
      Sales                                               $ 6,644     $ 8,125
      Less costs and expenses                              (6,641)     (6,752)
      Foreign currency transaction gain (loss)               (259)         88
      Loss on forward currency exchange contracts            (830)       (579)
      Gain on copper contracts                                 --         382
      Other income (loss)                                      18        (257)
      Provision for income taxes                               --      (1,400)
                                                          -------     -------
      Net loss                                            $(1,068)    $  (393)
                                                          -------     -------
                                                          -------     -------

      The Company's share of the net loss for the months ended June 30, 1998 and 1997 was $305,000 and $138,000, respectively. Amortization of the difference between the Company's investment in Nord Pacific and its share of the underlying net assets of Nord Pacific was $70,000 for the six months ended June 30, 1998 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash and cash equivalents decreased $4,408,000 for the six months ended June 30, 1998 compared to an increase of $ 2,035,000 for the same period in 1997. Cash used by operations was $2,316,000 for the six months ended June
30, 1998 compared to $1,889,000 for the same period in 1997.   $10,732,000  was
advanced to Sierra Rutile Limited ("SRL") during the six months ended June 30,
1998 compared to $5,499,000 for the same period in 1997.   $91,000 was advanced
to Nord Pacific Limited ("Nord Pacific") during the six months ended June 30, 1998 compared to $2,539,000 for the same period in 1997 and $60,000 was used to fund capital expenditures during the six months ended June 30, 1998 compared to $40,000 for the same period in 1997.

On April 23, 1997, the Company completed the sale of substantially all of its kaolin assets. Proceeds from the sale totaled $9,453,000 at June 30, 1997. Further, the sale allowed the sale of previously restricted investments which provided cash of $2,619,000 during the six months ended June 30, 1998. With the sale of the kaolin operations, the Company's business consists of a 50% ownership interest in SRL and a 28.6% ownership interest in Nord Pacific. The Company anticipates that its cash balances at June 30, 1998 will be sufficient to fund its administrative activities for the foreseeable future.

Due to the suspension of its operations, SRL has relied on and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. Funds are expected to continue to be required by SRL for debt service, maintenance of a limited workforce, payments to vendors and costs of security at the mine. It is the Company's and SRL's intention to continue with plans for resumption of SRL's operations. Among other key factors in that process is the availability of adequate levels of funding. SRL's preliminary projections indicate that it may require approximately $90,000,000 in 1999 and 2000 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL has held discussions with its current lenders (the "Lenders") and other lending sources to determine if funds would be available from these sources to fund the above requirements. The Company cannot determine if additional funding will be available at terms that will be acceptable to SRL and the Company. To the extent funds are not available from these or other sources, the Company will be required to contribute its 50% share of SRL's cash requirements. The Company will not be able to fund a significant amount of these requirements without obtaining capital from other sources.
In July 1998, the Company engaged a major investment bank to assist in obtaining funds for the SRL project.

Under the terms of SRL's financial agreements, the Company has guaranteed 50% of SRL's debts to the Lenders. On May 15, 1998, in conjunction with the receipt of the $14,204,500 balance of the proceeds from the civil strife insurance policy owned by the Company, the Company advanced SRL $5,627,500 which was used to reduce the Company's share of SRL's existing indebtedness, deposited $5,513,000 into a collateral account as security for the Company's share of SRL's next scheduled debt payment and $3,064,000 was retained by the Company for general corporate use. Concurrent with this transaction, SRL's debt agreements were amended. The amendment provided for a reduction in the interest rate on SRL's debt, the accrual of interest from May 15, 1998 to September, 1998 rather than the current payment of such interest, and the reschedule of principal and interest. The Company's share of the remaining debt of SRL totaled $11,807,000 at June 30, 1998 and is scheduled to be paid $5,753,000 on September 30, 1998, with the balance to be paid 25% on September 30, 1999, 25% on September 30, 2000 and 50% on September 30, 2001. The Company believes that it is in full compliance with the amended agreements.

RESULTS OF OPERATIONS

The Company incurred a net loss from continuing operations of $1,298,000 and $3,637,000 for the three and six months ended June 30, 1998 respectively and $4,031,000 and $6,354,000 for the same periods in 1997. General and administrative ("G & A") expenses decreased by $756,000 and $1,001,000 for the three and six months ended June 30, 1998 due primarily to decreases in auditing and accounting expenses, office rent, payroll and related expenses, public relations and travel. Reductions in office rent and payroll and related expenses are directly related to the closing of the Company's Dayton office and the reduction in administrative staff. The reduction in G & A was partially offset by one time moving costs and the cost of compiling and submitting the insurance claim described above.

Interest income decreased for the three and six months ended June 30, 1998
compared to 1997 due to a reduction in cash available for investment.   Equity
in net loss of affiliates relates to the Company's equity in the income or loss of Nord Pacific and SRL. Due primarily to reduced interest expense due to debt reduction and to decreased levels of activity at SRL, the equity in net loss of SRL was $2,225,000 for the six months ended June 30, 1998 compared to $4,294,000 for the same period in 1997. Equity in the net loss of Nord Pacific increased to $305,000 during the six months ended June 30, 1998 compared to $138,000 for the same period in 1997 due primarily to the loss from foreign currency exchange contracts and increased depletion, depreciation and amortization.

PART II.   OTHER INFORMATION

ITEM 1-3

Not Applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual General Meeting of the stockholders was held June 25, 1998. The following matters were acted upon and passed at the meeting.

      1.    Election of seven directors.

            VOTE TABULATION                FOR               AGAINST
            ---------------                ---               -------
         James Askew                   13,226,060           165,603
         Max Boulle                    13,276,374           115,289
         W. Pierce Carson              13,276,479           115,184
         Edgar F. Cruft                13,275,703           115,960
         Marc Franklin                 13,276,429           115,234
         Terence Lang                  13,276,373           115,290
         Leonard Lichter               13,275,555           116,108

ITEM 5.     Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required by Item 601 of Regulation S-K.

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         27                                 Financial Data Schedule


(b) The Company filed a report on Form 8-K on April 27, 1998 reporting the termination of its former auditors. It filed another report on Form 8-K on May 13, 1998 reporting the appointment of its current auditors. The Company filed a third report on Form 8-K on May 15, 1998 reporting the receipt of the proceeds from its civil strife insurance policy and the amendment of SRL's debt agreements.

                                      Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NORD RESOURCES CORPORATION
                                          (Registrant)



                                          By:  /s/Ray W. Jenner
                                               -------------------------------
                                                  Ray W. Jenner
                                                  Vice President - Finance
                                                  (Principal Financial Officer
                                                  and Authorized Officer)


DATE:  August 14, 1998