Form 10-Q
period 1998-09-30
NORD RESOURCES CORP
filed 1998-11-13
CIK 72316

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1998

                                          OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-6202-2

                             Nord Resources Corporation
                   -----------------------------------------------
                (Exact name of registrant as specified in its charter)


          Delaware                                 85-0212139
          ---------                                ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

       201 Third St., NW, Suite 1750, Albuquerque, NM       87102
       -----------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

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

Common shares outstanding as of November 13, 1998: 21,905,488

                              NORD RESOURCES CORPORATION
                                   AND SUBSIDIARIES

                                        INDEX


                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Condensed Financial Statements:

          Balance Sheets - September 30, 1998 and
            December 31, 1997                                            3

          Statements of Operations - Three and nine months ended
            September 30, 1998 and 1997                                  4

          Statements of Cash Flows -
            Nine months ended September 30, 1998 and 1997                5

          Notes to Condensed Financial Statements                       6-10

          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                         11-13

PART II.  OTHER INFORMATION:

          ITEM 1-5. Not Applicable

          ITEM 6.   Exhibits and Reports on Form 8-K                    14

PART 1.   FINANCIAL INFORMATION
          ITEM 1.   Condensed Financial Statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                    (In Thousands)
                                        ASSETS
                                        ------

                                             September 30,  December 31,
                                                  1998           1997
                                             -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents                    $  7,322       $ 12,581
  Accounts receivable                                40             29
  Prepaid expenses                                  152            166
                                               --------       --------
TOTAL CURRENT ASSETS                              7,514         12,776

INVESTMENTS IN AND ADVANCES TO SRL               32,764         34,649

INVESTMENTS IN AND ADVANCES TO NORD PACIFIC       5,806          5,404

INVESTMENTS IN NORD MANATEE                          --            965

PROPERTY, PLANT AND EQUIPMENT, net                  207            150

OTHER ASSETS                                      6,046          6,150
                                               --------       --------
                                                $52,337        $60,094
                                               --------       --------
                                               --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                              $   142       $     93
  Accrued expenses                                  141            869
  Unearned revenue                                   --          1,500
                                               --------       --------
TOTAL CURRENT LIABILITIES                           283          2,462

RETIREMENT BENEFITS                               7,058          8,047

STOCKHOLDERS' EQUITY:
  Common stock                                      219            219
  Additional paid-in capital                     78,108         78,100
  Cumulative foreign currency
    translation adjustment                          281            281
  Accumulated other comprehensive loss-
    minimum pension liability                      (724)          (724)
  Accumulated deficit                           (32,888)       (28,291)
                                               --------       --------
TOTAL STOCKHOLDERS' EQUITY                       44,996         49,585
                                               --------       --------
                                                $52,337        $60,094
                                               --------       --------
                                               --------       --------

                   See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                       (In Thousands, Except Per Share Amounts)


                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                             -------------------    ------------------
                                              1998       1997        1998        1997
                                             -------   -------      -------     -------
GENERAL AND ADMINISTRATIVE EXPENSES          $  (881)  $ (1,020)    $(2,418)    $(3,559)

OTHER INCOME (EXPENSE):
  Interest income                               269         338         683         947
  Interest expense                              (15)        (31)        (68)        (94)
  Equity in net loss of affiliates             (333)     (1,782)     (2,794)     (6,144)
                                             -------    -------     -------     -------

TOTAL OTHER INCOME (EXPENSE)                    (79)     (1,475)     (2,179)     (5,291)
                                             -------    -------     -------     -------
LOSS FROM CONTINUING OPERATIONS                (960)     (2,495)     (4,597)     (8,850)

GAIN FROM DISCONTINUED OPERATIONS                --          --          --         225
                                             -------    -------     -------     -------

NET LOSS                                     $ (960)    $(2,495)    $(4,597)    $(8,625)
                                             -------    -------     -------     -------
                                             -------    -------     -------     -------

LOSS PER SHARE:
  From continuing operations                 $ (.04)    $  (.11)    $  (.21)    $  (.40)
  From discontinued operations                   --          --          --         .01
                                             -------    -------     -------     -------

  Net loss                                   $ (.04)    $  (.11)    $  (.21)    $  (.39)
                                             -------    -------     -------     -------
                                             -------    -------     -------     -------

WEIGHTED AVERAGE SHARES OUTSTANDING          21,905      21,901      21,905      21,866
                                             -------    -------     -------     -------
                                             -------    -------     -------     -------

                   See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                               CONDENSED STATEMENTS OF
                                      CASH FLOWS
                                     (Unaudited)
                                    (In Thousands)


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                           ----------------------
                                                                              1998         1997
                                                                           ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (4,597)    $ (8,625)
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
    Payment of retirement benefits                                              (989)          --
    Changes in assets and liabilities                                           (675)       1,042
    Stock compensation                                                             8           --
    Gain from discontinued operations                                             --         (225)
    Depreciation and amortization                                                 24           22
    Equity in net loss of affiliates                                           2,794        6,144
    Forgiveness of related party receivables                                     100           --
    Net cash used in discontinued operations                                      --         (930)
                                                                           ---------     --------

Net cash (used in) operating activities                                       (3,335)      (2,572)
                                                                           ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (80)         (40)
  Decrease (increase) in other assets                                              4       (1,154)
  Proceeds from sale of investments                                               --        2,619
  Proceeds from sale of discontinued operations                                   --       10,921
  Proceeds from insurance settlement                                          14,205           --
  (Increase) in investment in SRL                                            (16,846)      (8,117)
  (Increase) in investments in and advances to Nord Pacific                     (212)        (594)
  Decrease in investment in Nord Manatee                                       1,005           --
                                                                           ---------     --------

  Net cash provided (used) by investing activities                            (1,924)       3,635
                                                                           ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                                                         --          151
                                                                           ---------     --------

Net cash provided by (used in) financing activities                               --          151
                                                                           ---------     --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                 (5,259)       1,214

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                         12,581       15,583
                                                                           ---------     --------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                                            $   7,322     $ 16,797
                                                                           ---------     --------
                                                                           ---------     --------

Non-Cash Transaction-Conversion of
  Advances to affiliate into common stock                                  $      --     $  1,748
                                                                           ---------     --------
                                                                           ---------     --------

                   See notes to condensed financial statements

                     NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

1.   FINANCIAL STATEMENTS

     These interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

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

2.   BASIS OF PRESENTATION

     These condensed financial statements include the accounts of Nord Resources Corporation, its 50% equity interest in a rutile mining operation Sierra Rutile Limited ("SRL") and its 28.5% equity interest in
+     a mineral exploration and production company Nord Pacific Limited ("Nord
     Pacific") (collectively the "Company"). All significant intercompany transactions and balances are eliminated.

     SRL as used in these financial statements includes Sierra Rutile Holdings, Sierra Rutile Limited (the mining operation) and other subsidiaries of the Company and Sierra Rutile Holdings that are economically dependent on the mining operation. As a result of the situation described in Note 3, the Company's 50% interest in SRL is now carried on the equity method.

     Investments in 20% to 50% owned affiliates and joint ventures are accounted for using the equity method.

     Certain reclassifications have been made to the September 30, 1997 and December 31, 1997 financial statements to conform to the classifications used in 1998.

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

     Subsequent to September 30, 1997, SRL regained control of the mine. The Company then changed its method of accounting for its investment in SRL from the cost method to the equity method. In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments In Common Stock", the Company's financial statements for September 30,

     1997 have been restated to reflect this change. Under the equity method, the Company reports its share of SRL's net loss in the statements of operations as equity in net loss of SRL. The result of this change was to increase the Company's net loss for the three and nine months ended September 30, 1997 by $1,948,000 and $6,243,000 respectively and net loss per share by $.09 and $.29 per share respectively.

     The Company intends to resume proportional consolidation for its 50% share in each of the assets, liabilities and operations of SRL once SRL re-establishes its mining operations.

     During the nine months ended September 30, 1998 the Company contributed $16,846,000 to SRL as its 50% share of funding for SRL's cash needs, primarily to satisfy debt obligations, vendor payments and the ongoing operating cash requirements of SRL.

     Summarized financial data for the Company's 50% share of SRL's operations are as follows:

                                                               Nine Months Ended
                                                                  September 30,
                                                             ----------------------
                                                              1998            1997
                                                             ------          ------
                                                                 (in thousands)
     Revenues                                                $  --           $ 1,392
     Less costs and expenses:
       Cost of sales                                            --               571
       Selling, general and administrative                     2,017           4,557
       Other expense                                           1,008           2,468
       Income tax expense                                       --                39
                                                             -------         -------
     Net (loss)                                              $(3,025)        $(6,243)
                                                             -------         -------
                                                             -------         -------

     An impairment reserve of $3,000,000 was recorded in the first quarter of 1995 as the Company's 50% share of the estimated damage to SRL's assets. In 1996, the Company received a $1,500,000 preliminary payment from the carrier of the civil strife insurance policy owned by the Company. On May 15, 1998, the Company received the $14,204,500 balance of the proceeds from this policy. Proceeds totaling $5,627,500 were advanced to SRL, $5,513,000 was deposited into a collateral account as security for SRL's September 30, 1998 debt payment, and $3,064,000 was retained for general corporate purposes.

     Costs to restart the mine have been estimated at $90,000,000. If SRL cannot finance these restart costs or cannot maintain adequate security in or around the minesite, the Company may be required to record an impairment reserve against a significant portion or possibly all of its remaining investment in SRL.

4.   INDEBTEDNESS

     Under the terms of SRL's financial agreements, the Company has guaranteed 50% of SRL's debts to SRL's lenders ("the Lenders") . On May 15, 1998, in conjunction with the receipt of the balance of the proceeds from the civil strife insurance policy owned by the Company, the Company advanced SRL $5,627,500 which was used to reduce the Company's share of SRL's existing indebtedness. Concurrent with this payment, SRL's debt agreements were amended. The amendment provided for a reduction in the interest rate on SRL's debt, the deferral of interest payments and the rescheduling of principal and interest payments. The Company's share of the remaining debt of SRL totaled $6,054,000 at September 30, 1998 and is scheduled to be paid 25% on September 30, 1999, 25% on September 30, 2000 and 50% on September
     30, 2001.   The Company believes that it is in full compliance with the terms of these agreements.

5.   DISCONTINUED OPERATIONS

     On April 23, 1997 the Company sold substantially all the assets (except cash and accounts receivable) of its 80% owned subsidiary, Nord Kaolin Company ("NKC"), for $20 million less $735,000 relating to certain accrued liabilities assumed by the purchaser. The purchaser also assumed certain lease obligations of NKC. Proceeds received from this transaction to September 30, 1997 totaled $10,921,000 (including collection of accounts receivable and less payment of NKC's liabilities and other liabilities incurred as a result of the transaction).

6.   BASIC LOSS PER COMMON SHARE

     Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

7.   EQUITY IN NET (LOSS) OF NORD PACIFIC

     The Company had a 28.5% interest in Nord Pacific Limited ("Nord Pacific") at September 30, 1998 and a 30.0% interest in Nord Pacific at September 30, 1997. Summary financial data for the operations of Nord Pacific are as follows:


                                                              Nine Months Ended September 30
                                                              ------------------------------
                                                                1998                 1997
                                                              --------             --------
                                                                      (in thousands)
     Sales                                                    $ 10,447              $ 12,526
     Less costs and expenses                                    (9,925)               (9,781)
     Foreign currency transaction gain (loss)                     (261)                  212
     Loss on forward currency exchange contracts                (1,180)               (1,053)
     Gain on copper contracts                                       --                   281
     Other income (loss)                                            19                  (241)
     Income tax benefit (expense)                                1,200                (1,900)
                                                              --------              --------
     Net income                                               $    300              $     44
                                                              --------              --------
                                                              --------              --------

     The Company's share of the net income for the nine months ended September 30, 1998 was $85,000. Due to a change in the Company's ownership percentage on July 3, 1997 from 35% to 30%, the Company experienced a net loss in the equity of Nord Pacific for the nine months ended September 30, 1997 of $6,000. Amortization of the difference between the Company's investment in Nord Pacific and its share of the underlying net assets of Nord Pacific was $105,000 for the nine months ended September 30, 1998 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash and cash equivalents decreased $5,259,000 for the nine months ended September 30, 1998 compared to an increase of $1,214,000 for the same period in 1997. Cash used by operations was $3,335,000 for the nine months ended September 30, 1998 compared to $2,572,000 for the same period in 1997. The Company received $14,205,000 during the nine months ended September 30, 1998 as settlement from its civil strife insurance policy. $16,846,000 was advanced to Sierra Rutile Limited ("SRL") during the nine months ended September 30, 1998 compared to $8,117,000 for the same period in 1997. During the nine months ended September 30, 1998, $212,000 was advanced to Nord Pacific Limited ("Nord Pacific") and the Company received $1,005,000 for its interest in Nord Manatee Ltd. Funds totaling $80,000 was used for capital expenditures during the nine months ended September 30, 1998 compared to $40,000 for the same period in 1997.

On April 23, 1997, the Company completed the sale of substantially all of its kaolin assets. Proceeds from the sale totaled $10,921,000 at September 30, 1997. Further, the sale allowed the liquidation of previously restricted investments which provided cash of $2,619,000 during the nine months ended September 30, 1997. With the sale of the kaolin operations, the Company's business consists of a 50% ownership interest in SRL and a 28.5% ownership interest in Nord Pacific. The Company anticipates that its cash balances at September 30, 1998 will be sufficient to fund its administrative activities for the foreseeable future, subject to the financial requirements of SRL as set forth below.

Due to the suspension of its operations, SRL has relied on and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. Funds are expected to continue to be required by SRL for debt service, maintenance of a limited workforce, payments to vendors and costs of security at the mine. It is the Company's and SRL's intention to continue with plans for resumption of SRL's operations. However, the resumption of operations is dependent upon numerous conditions including (1) a continued acceptable political environment in Sierra Leone within which to operate, (2) adequate levels of security in and around the minesite area, (3) an accurate assessment by SRL of the cost of resuming operations, (4) the successful renegotiation of operating agreements between SRL and the government of Sierra Leone and (5) SRL obtaining adequate financing at acceptable terms. SRL's preliminary projections indicate that it may require approximately $90,000,000 in 1999 and 2000 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL has held discussions with its current lenders (the "Lenders") and other lending sources to determine if funds would be available from these sources to fund the above requirements. The Company cannot determine if additional funding will be available at terms that will be acceptable to SRL and the Company.
To the extent funds are not available from these or other sources, the Company will be required to contribute its 50% share of SRL's cash requirements. The Company will not be able to fund a significant portion of these requirements without obtaining capital from other sources. In July 1998, the Company engaged a major investment bank to assist in obtaining funds for the SRL project.

Under the terms of SRL's financial agreements, the Company has guaranteed 50% of SRL's debts to the Lenders. On May 15, 1998, in conjunction with the receipt of the $14,204,500 balance of the proceeds from the civil strife insurance policy owned by the Company, the Company advanced SRL $5,627,500 which was used to reduce the Company's share of SRL's existing indebtedness, deposited $5,513,000 into a collateral account as security for the Company's share of SRL's September 30, 1998 debt payment and $3,064,000 was retained by the Company for general corporate use. Concurrent with this transaction, SRL's debt agreements were amended. The amendment provided for a reduction in the interest rate on SRL's debt, the deferral of interest and the rescheduling of principal and interest payments. The Company's share of the remaining debt of SRL totaled $6,054,000 at September 30, 1998 and is scheduled to be paid 25% on September 30, 1999, 25% on September 30, 2000 and 50% on September 30, 2001. The Company believes that it is in full compliance with the amended agreements.

RESULTS OF OPERATIONS

The Company incurred a net loss from continuing operations of $960,000 and $4,597,000 for the three and nine months ended September 30, 1998 respectively and $2,495,000 and $8,850,000 for the corresponding periods in 1997. General and administrative ("G & A") expenses decreased by $139,000 and $1,141,000 for the three and nine months ended September 30, 1998 due primarily to decreases in auditing and accounting expenses, office rent, payroll and related expenses, public relations and travel. Reductions in office rent and payroll and related expenses are directly related to the closing of the Company's Dayton office and the reduction in administrative staff. The reduction in G & A would have been greater but for non-recurring moving costs and the cost of compiling and submitting the civil strife insurance claim described above.

Interest income decreased for the three and nine months ended September 30, 1998 compared to 1997 due to a reduction in cash available for investment. Equity in net loss of affiliates relates to the Company's equity in the income or loss of SRL, Nord Pacific and Nord Manatee Limited. Due primarily to reduced interest expense from debt reduction and to decreased levels of activity at SRL, the equity in net loss of SRL was $800,000 and $3,025,000 for the three and nine months ended September 30, 1998 respectively, compared to $1,949,000 and $6,243,000 for the comparable periods in 1997. Equity in the net income of Nord Pacific was $426,000 and $190,000 during the three and nine months ended September 30, 1998 respectively, compared to $167,000 and $99,000 for the same periods in 1997. The Company recorded a gain in the equity of Nord Manatee Limited of $41,000 for the three and nine months ended September 30, 1998.

YEAR 2000 UPDATE

In January 1998, the Company initiated the Year 2000 project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The project involves converting to Year 2000 compliant accounting software, testing existing software, hardware and operational systems and communicating with third-party customers and external services to ensure that they are taking appropriate action to remedy their Year 2000 issues.

The Company is in the process of purchasing Year 2000 compliant accounting software. The Company believes the purchase and installation of this software will be completed by September 30, 1999. The Company's local area network and PC hardware and non-accounting software, such as spreadsheets and word processing, have been tested and, to the best of the Company's knowledge, are Year 2000 compliant. Other non-information technology systems, such as the telephone system and other office equipment, are currently being assessed for Year 2000 readiness. Management expects to have substantially all of the system and application changes except for the accounting software, completed by January 1999 and expects to complete testing of substantially all systems and applications by June 30, 1999.

The Company believes that the computer systems and applications it maintains would not have a material impact on the operations of the Company or it's revenues in the event that the systems fail to operate in the Year 2000. A contingency plan to replace any non-compliant systems has been developed. If the conversion to Year 2000 compliant accounting software is not complete by December 31, 1999, the Company may be able to use compliant spreadsheet software until the accounting software is operational. A decision regarding the contingency plan will be made by June 30, 1999.

The Company is maintaining communications with material third parties and has received notification from its building manager, its bank and other external services indicating their expectation to be Year 2000 compliant. Further, the Company is preparing surveys for distribution to its customers, major vendors and other material external service providers to ascertain their state of Year 2000 readiness. It is anticipated that these surveys will be completed and distributed on or about December 15, 1998. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations or financial condition.

The estimated total cost of Year 2000 testing and compliance is expected to be approximately $50,000, which includes costs related to the purchase and conversion to Year 2000 compliant accounting software. No costs directly related to the Year 2000 issue have been incurred to date. The costs of the project and the expected completion dates are based on management's best estimates.

PART II.   OTHER INFORMATION

ITEM 1-5

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits required by Item 601 of Regulation S-K.

        Exhibit No.         Description
        -----------         -----------
          27           Financial Data Schedule

(b) There were no reports filed under Form 8-K filed during the quarter ended September 30, 1998.

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

Date:  November 13, 1998