Form 10-K405
period 1998-12-31
NORD RESOURCES CORP
filed 1999-04-15
CIK 72316

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-K
(Mark One)
 (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

             For the fiscal year ended December 31, 1998

                                  OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                     Commission file No. 0-6202-2

                      NORD RESOURCES CORPORATION
        (Exact name of registrant as specified in its charter)

                 DELAWARE                           85-0212139
     (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)            Identification No.)

     201 3rd St NW, Suite 1750, Albuquerque, NM        87102
     (Address of principal executive offices)        (Zip Code)

  Registrant's telephone number, including area code  (505) 766-9955

     Securities registered pursuant to Section 12 (b) of the Act:

                                           Name of each exchange
     Title of each class                   on which registered
     -----------------------              ------------------------
     Common Stock, par                    New York Stock Exchange
     value $.01 per share

Securities registered pursuant to Section 12 (g) of the Act:        None
                                                              (Title of Class)

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

     Aggregate market value of voting stock held by non-affiliates, based on the closing price of $.6875as of March 23, 1999, was $10,098,668.

     The number of shares of Common Stock outstanding as of March 23, 1999 was 21,905,488.


                  DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be dated on or about April 30, 1999 (Part III).

                                PART I

ITEM 1.  BUSINESS

GENERAL

     Nord Resources Corporation (the "Company") owns a 50% interest in Sierra Rutile Holdings Limited ("SRL"), a company which was engaged in the mining and processing of titanium dioxide (rutile and ilmenite
- both industrial minerals) in Sierra Leone, West Africa, and a 28.5% interest in Nord Pacific Limited ("Pacific"), a company engaged in the production of copper and in the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea and North America. As used herein the term "Company", unless the context indicates otherwise, includes all subsidiaries and investees.

RECENT DEVELOPMENTS

Provision for Impairment of Investment In SRL

     As a result of the initial rebel attack on SRL's mining operations in Sierra Leone and the continuing uncertainty resulting from the ongoing rebel activity in the country, as set forth below, significant uncertainty exists as to the Company's ability to recover its investment in SRL. Accordingly, the Company has recorded a provision for impairment of its investment in SRL, including its estimate of amounts it will be required to advance to SRL for the repayment of loans payable by SRL which it has guaranteed. Since the uncertainty arose as a result of the rebel attack in 1995, the provision for impairment has been recorded as a prior period adjustment to retained earnings in the Company's financial statements as of January 1, 1996. The provision totals $47,435,000, including $30,032,000 to reduce the investment to zero, and $17,403,000 recorded as obligations under guarantee of loans payable by SRL.

Activities in Sierra Leone

     In January 1995, Company's 50% owned mining operation in Sierra Leone was attacked by rebel forces. Due to concern for the safety of SRL's employees, the minesite was evacuated and mining operations were suspended, as security could not be assured for personnel in and around the minesite. In 1996 a civilian president was elected and in December 1996, a peace accord between the government and the opposing faction was signed. However, on May 25, 1997 the democratically elected government was overthrown by a military coup. On October 23, 1997 an accord was reached between the Economic Community of West Africa States ("ECOWAS"), a coalition of sixteen West African countries and the Armed Forces Revolutionary Council ("AFRC") of Sierra Leone. The accord provided, among other things, for the reinstatement of the democratically elected government of President Kabbah; immediate cessation of hostilities; disarmament, demobilization, and reintegration of combatants; provision of humanitarian assistance; the return of refugees and displaced persons; and the broadening of the power base in Sierra Leone. Although this accord was signed, sporadic, isolated acts of aggression continued to occur. After several abortive attempts for a peaceful resolution, in February 1998, ECOWAS provided a military force, ECOMOG, to forcibly remove the AFRC from power and President Kabbah and his government were reinstated in Sierra Leone on March 10, 1998. Pockets of resistance continued to exist and throughout 1998 there were sporadic outbreaks of rebel activity, especially in the northern and eastern parts of the country. In December 1998, fighting broke out between ECOMOG forces and Revolutionary United Front ("RUF") rebels in the areas surrounding the capital city of Freetown. On January 6, 1999 rebels attacked Freetown and took control of the eastern part of the city. Nigerian led ECOMOG forces ultimately pushed the rebels out of Freetown and the surrounding area.

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

     SRL employees at the minesite have reported that looting and damage to certain assets has occurred, primarily at the mine warehouse, including foodstores, furniture and fixtures, small vehicles, housing and office buildings. The reports indicate that SRL's major assets remain substantially intact, but significant restoration efforts will be required to repair much of the equipment which has been idle for over four years. SRL employees have compiled a detailed estimate of the costs to resume operations, including repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations, and costs to reestablish and train a workforce, replenish supplies and restore and recommission facilities.

     In 1998, the Company completed a feasibility study, a portion of which described certain rehabilitation procedures which are critical to the mine reopening plan at SRL. These procedures include development of a master plan for the rehabilitation of the mine and repair of the powerhouse and of a dam located in the Lanti mining deposit. At the time of discontinuance of operations, SRL was in the process of a major expansion of the facility, including construction of a second dredge and a new powerhouse. The feasibility study indicates approximately $112 million may be required for asset rehabilitation, completion of the second dredge and the new powerhouse, mine development and working capital.

     In July 1998 the Company engaged Rothschild, Inc. and its affiliate, Rothschild Natural Resources LLC (collectively "Rothschild") to assist in arranging financing for its share of the costs to resume operations. Representatives of SRL, the Company and Rothschild met with SRL's current lenders and others in February 1999, to update them on the current situation in Sierra Leone as well as to present them with information related to the feasibility study. While these meetings were beneficial, the Company cannot project the willingness of these or other lenders to provide financing to resume operations in Sierra Leone.

     Resumption of the Sierra Leone operations is dependent upon a number of conditions including, (1) a sustainable acceptable political environment in Sierra Leone within which to operate, (2) adequate levels of security in and around the minesite area, (3) the successful renegotiation of operating agreements between SRL and the Government of Sierra Leone, (4) the existence of a suitable marketing environment and (5) the receipt of adequate financing on acceptable terms to cover the costs of resuming operations.

Receipt of Insurance Proceeds

     In May 1998, the Company received the $14,205,000 balance of the proceeds from its Overseas Private Investment Corporation ("OPIC") civil strife insurance claim of $15,705,000. The Company had received a $1,500,000 payment in 1996. The $14,205,000 proceeds were used as follows: (1) $5,630,000 was advanced to SRL for the May 15, 1998 principal and interest payment to SRL's bank lenders; (2) $5,510,000 was advanced to SRL for the September 30, 1998 principal and interest payment to SRL's bank lenders; (3) $3,065,000 was deposited in the Company's general account.

SRL Loan Restructure

     The Company and SRL's other shareholder advanced $11,276,000 on May 15, 1998 and $12,119,000 on September 30, 1998 to SRL to fund principal and interest payments on SRL's loans. Further, the Company has guaranteed payment of 50% of SRL's remaining debt to SRL's bank lenders. Concurrent with the payments made in May 1998, SRL's debt agreements were amended. The amendments provided for a reduction in the interest rate to 6.875% and for an extension of the principal maturities. Prior to the amendments, interest was payable at a
variable rate.   The amendments also provided that the loans would be
payable in two installments of $3,028,000 in September 1999 and 2000, with the balance of $6,055,000 due in September 2001. As a further condition to the restructuring, the Company agreed to maintain cash, cash equivalents or marketable securities with an aggregate value of not less than 150% of the Company's guaranteed portion of the aggregate outstanding principal amount of the debt and cash or cash equivalents having an aggregate value of not less than 100% of the Company's guaranteed portion of the aggregate principal amount of the debt scheduled to be paid during the next six months. At December 31, 1998, the Company was not in compliance with the first stated condition. As a result, the lender could demand repayment of the loans, although as of March 24, 1999, they have not done so.

INVESTMENT IN SRL

     SRL was established to mine and process titanium dioxide minerals (rutile and ilmenite) in Sierra Leone, West Africa and to market these products. Both rutile and ilmenite are used in the production of more highly concentrated titanium dioxide, which is used as a pigment in the manufacture of paint and in many types of paper and plastic products. Titanium dioxide is also used in the production of fiberglass, enamels and coated fabrics. Rutile is used to a lesser extent in welding rod electrode coatings and in the production of titanium metal. SRL has leased a total of 360.4 square miles from the government of Sierra Leone until the year 2014, when the lease is subject to a renewal option of fifteen years on terms to be established at the time of renewal.

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

     The concentrating of the crude ore, which has a titanium dioxide content of between 1.5% and 2.0%, begins on the bucket-ladder dredge. The first stages of processing consist of primary and secondary scrubbing and two stages of screening. The bucket-wheel dredge pumps reclaim ore to a supplemental wet processing plant where primary and secondary scrubbing and two-stage screening are also carried out. The screened material, containing 2.7% to 3.0% titanium dioxide, is then pumped to the floating wet plant where slimes are removed by cyclones. The cyclone discharge, consisting of screened, deslimed sand containing approximately 4% titanium dioxide is then pumped to the concentrating section, consisting of banks of spiral separators.
These increase the titanium dioxide content of this wet semi-concentrate to approximately 50%, which is pumped to shore for dewatering. From there it is transported by truck to the table plant where shaking tables are used to concentrate the material to a grade of approximately 60% titanium dioxide. This material is then fed to the dry plant where, following drying to less than 0.1% moisture, electrostatic and magnetic separation complete the process, producing a final rutile product containing approximately 96% titanium dioxide and an ilmenite by-product containing approximately 64% titanium dioxide.

     During 1993, SRL began a production expansion and facilities improvement program, primarily the construction of a third dredge and a new power generating facility. The dredge was expected to cost approximately $30,000,000 and have expected annual production capacity of over 100,000 tonnes of finished rutile product while mining in the Gangama ore body, where it was to initially begin production. The new power generating facility, consisting of two, five-megawatt diesel generators, which have been delivered to the minesite in Sierra Leone, was initially expected to be operational in mid-1995. The power generated by this facility was anticipated to be available to the third dredge, as described above, and to supplement the existing power generating equipment. Initial reports from minesite inspections indicate that these assets remain substantially intact; however, deterioration in their mechanical components has occurred and numerous components have been stolen or vandalized. The Company is not able to determine when these two facilities will be operational.

     Other physical assets of SRL include support plant and equipment including a power plant, workshops, tugs, barges, concentrate loading facilities, administrative buildings and a "company town" of furnished homes for senior and intermediate staff. Significant looting and damage has occurred, including looting of and damage to foodstores, furniture and fixtures, small vehicles, housing and office buildings. In conjunction with settlement of the OPIC insurance claim, the Company determined that the damage to these assets, the power plant and the dredge described above and inventories totaled approximately $37,000,000.

Reserves

     Based on drill hole testing and geological analysis carried out by SRL personnel, proven reserves as of December 31, 1994 were 278,244,000 tonnes of ore, averaging 1.43% recoverable rutile in the size ranges from which recovery is possible, which computes to 3,991,000 tonnes of recoverable rutile. Minimal production occurred during 1995 prior to suspension of operations. An update of the reserve estimates was not practical and the reserve estimate at December 31, 1998 is believed to reasonably approximate the estimates at December 31, 1994, as disclosed below. Prior to the suspension of operations, actual recovery had steadily improved and is now estimated at 75% of recoverable rutile, or about 3,000,000 tonnes. SRL's estimate of mineral reserves as of December 31, 1992 were reviewed and verified by independent consulting geologists in March 1993. The data below are derived therefrom. Reserves are located in four separate deposits in the Gbangbama area and five separate deposits in the Sembehun area.

     Tonnes of proved recoverable reserves and recoverable rutile grade and tonnes for each of the Gbangbama deposits and the total for the Sembehun deposits are as follows (tonnes in 000's):

                             Crude Ore        Recoverable Rutile
       Deposit                Tonnes          Grade        Tonnes

       Gbangbama:
         Lanti North           20,074         1.87%          376
         Lanti South           51,582         1.69%          871
         Gbeni                 31,288         1.56%          489
         Gangama               21,311         1.70%          362
                              -------                      ------
                              124,255                      2,098
                              -------                      ------
       Sembehun               153,989         1.23%        1,892
                              -------                      ------
                              278,244         1.43%        3,990
                              =======                      ======

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

Customers

     SRL sold 3,000 tons of rutile in 1997 and 3,000 tons in 1996, all from stockpiled material. These sales were made to non-US companies.

    The potential customers for SRL's products consist primarily of five major companies, four of which were customers of SRL in 1994, the last full year of operation. All of SRL's major customers as of the date of the suspension of mining operations had been long time customers and had long-term supply agreements with SRL, which were periodically subject to renewal. The supply agreements generally provided for a fixed rutile tonnage each customer was expected to purchase under various pricing structures. Historically, each of the customers had purchased at least the minimum amounts required under their respective sales agreements. As long as operations at the mine are suspended for reasons beyond the control of SRL, it will not be able to deliver the contracted amounts of rutile to its customers. These missed deliveries have been canceled by SRL due to force majeure. Certain contracts contain purchase commitments through 2002 but for less than SRL's expected production. Although contracts for the sale of all of SRL's projected production have not been finalized as to price and volume, SRL is optimistic that prior to commencement of operations it will be able to negotiate acceptable contracts with these four customers for the sale of a significant amount of production, although there can be no assurance that it can do so.

Competition

    The two principal minerals mined by titanium raw material producers are natural rutile (concentrated to 94% to 96% titanium dioxide) and ilmenite (concentrated to between 55% and 63% titanium dioxide, with an accompanying high iron content). SRL had been one of the world's largest producers of natural rutile, accounting for approximately 25% of the total. The majority of the world's total production of natural rutile comes from Australia and South Africa. Minor production comes from the United States, India and Sri Lanka and nominal amounts from other sources. Most of the companies currently producing rutile have greater financial resources than SRL.

    The world's known reserves of natural rutile are not sufficient to supply the world's raw material need for high titanium dioxide raw materials required for pigment. As a result, processes have been developed to upgrade ilmenite to provide high-content titanium dioxide substitutes known as slag and synthetic rutile, typically containing 85% - 93% or more titanium dioxide. However, since natural rutile remains a higher-grade raw material source and contains less waste, it continues to be a preferred feedstock for the production of paint pigment. Any significant improvement in the economics of upgrading lower grade titanium minerals to higher grade titanium products other than slag and synthetic rutile could adversely affect SRL's competitive position if and when it resumes operations.

    SRL's current plan, subject to the successful resumption of operations, is to increase annual natural rutile production to over 230,000 tonnes. The plan includes adding production from the new, partially built dredge, under the present mine reopening plan. SRL forecasts that market demand for rutile at that time should enable SRL to sell the production from the new dredge. However, the market demand and pricing for natural rutile and the competing slag and synthetic rutile has been susceptible to historical fluctuations due to domestic and worldwide economic cycles, which may have an impact on SRL's ability to sell its production at acceptable prices.

Employees

    As a result of the suspension of mining operations in Sierra Leone, SRL terminated all of its personnel in 1995. Currently SRL has a core staff of about 20 senior expatriates and Sierra Leone nationals. SRL has historically been one of Sierra Leone's largest private employers. Current SRL projections indicate that once operations resume in Sierra Leone, after completion of the rehabilitation program, it expects to employ up to 12 expatriates and over 1,000 Sierra Leone nationals.

Political and Other Risks of Operating in Sierra Leone

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

    During most of 1995 and into mid-1996, Sierra Leone experienced a general state of civil unrest, including military actions by non-government forces, which resulted in the suspension of operations at the mine. Discussions between representatives of the Government of Sierra Leone (the "GOSL") and the opposing forces, which began in early 1996, culminated in the signing of a November 1996 peace agreement between the parties. Final implementation of the terms of the peace accord were interrupted in May 1997 when Major Johnny Paul Koroma, who was being held in prison on coup plotting and treason charges, was broken out of jail by young sympathetic army officers who then overthrew the GOSL in a coup d'etat. The GOSL moved into exile in neighboring Guinea and a new military government was formed called the Armed Forces Revolutionary Council ("AFRC"). Major Koroma was placed as Chairman of this council. The AFRC immediately consolidated its position in Sierra Leone by joining forces with the RUF. The combined forces have been the cause of the civil unrest in Sierra Leone.

    In response to the overthrow of the democratically elected GOSL, the international community universally condemned the ruling junta and called for the immediate return of democracy in Sierra Leone. After several abortive attempts for a peaceful resolution in late 1997 and early 1998, the ECOWAS provided a military force, ECOMOG, to forcibly remove the junta from power in February 1998. President Kabbah and GOSL were reinstated in Sierra Leone on March 10, 1998 amid unanimous support from the Sierra Leonean civilian population and the international community. In December 1998, fighting broke out between ECOMOG forces and RUF rebels in the areas surrounding the capital city of Freetown. On January 6, 1999 rebels attacked Freetown and took control of the eastern part of the city. Nigerian-led ECOMOG forces ultimately pushed the rebels out of Freetown and the surrounding area. ECOWAS has pledged to continue to support the democratically elected GOSL and maintain security in the country until the GOSL can adequately maintain its own security. Additionally, the United Nations has pledged to provide military monitors and establish a mission in Sierra Leone to coordinate and facilitate humanitarian activities in the country. The International Monetary Fund ("IMF") had a Structural Adjustment Program in place at the time of the May 1997 coup. The GOSL has pledged to continue working with the IMF to strengthen its economy. The country is currently receiving considerable support from several multi-lateral and bilateral international agencies including the World Bank, the European Union, the Commonwealth and others.

    Under the current agreement between SRL and the GOSL, the GOSL has an option to purchase a 47% ownership interest in SRL on or after January 1, 2000 at a purchase price of $57,400,000. Both shareholders of SRL would sell equal interests in SRL if this purchase option is exercised. Under the agreement, SRL continues to maintain its currency outside of Sierra Leone and will not be subject to withholding tax on any shareholder dividend payments until the year 2000, after which the GOSL has the right to impose a 10% withholding tax on dividends. The agreement also defines the rate at which income tax, royalty and mining lease payments are to be made by SRL. Prior to the May coup, SRL had entered into negotiations with the GOSL to eliminate the purchase option and change certain aspects of the fiscal regime. In 1998, management of SRL had several meetings with the GOSL and believes it has made significant progress towards finalizing the formal agreement with the GOSL although there can be no assurance that it will be successful.

    Because the mine has been protected by a private security force, the civil unrest that occurred during 1997 and 1998 has not affected SRL's maintenance operations at the mine. SRL anticipates that a security force will remain at the mine as a condition of its reopening. Due to the need to restructure and refinance SRL's current and anticipated financial obligations, to address ongoing security issues, and to finalize the renegotiated agreement with the GOSL, it is unlikely that the commencement of mining operations at SRL will occur in the near future.

     As Sierra Leone is a third-world country, the Company's investment in SRL is subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries, including civil strife and expropriation, excessive taxation and other forms of government interference

INVESTMENT IN PACIFIC

    The Company owns 28.5% of Nord Pacific Limited ("Pacific") (NASDAQ NNM; NORPF - Toronto Stock Exchange; NPF), a company engaged in the production of copper and the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea, Mexico, and North America. Pacific owns a 40% interest in the Girilambone Copper mine which has been in production since May 1993, and a 50% interest in the Girilambone North Copper mine which has been in production since July 1996. At present projected annual production rates, it is estimated that it can sustain production from its present estimated reserves through the year 2001. Pacific also owns a 50% interest in the Tritton Copper Project, a 100% interest in the Tabar Islands Gold Project, a 35% interest in the Ramu Nickel-Cobalt Project, and various interests in other exploration properties. Feasibility studies have been completed on the Tritton Copper Project, the Tabar Islands Gold Project and the Ramu Nickel-Cobalt Project and Pacific is seeking the financing necessary to develop these projects.

    Pacific owns a 50% interest in the Tritton Copper Project, a sulfide copper deposit discovered in 1996. This project has identified a massive medium-to-high grade pyrite-chalcopyrite sulfide ore deposit about fourteen miles southwest of the present Girilambone copper operations. This deposit has an estimated recoverable, diluted resource of approximately 9,230,000 tonnes at a grade of 2.63% copper. The identified resource is also projected to contain gold and silver. A feasibility study has examined the economics of two processing alternatives for the project. The first alternative assumes a conventional flotation concentrate is produced for sale to a smelter. The second alternative produces copper metal on-site by regrinding the flotation concentrate and then employs low temperature-pressure oxidation, acid leaching and solvent extraction electrowinning processing to produce copper cathode using existing Girilambone facilities.

    Pacific also owns 100% of the Tabar Island Gold Project in Papua New Guinea, at which current exploration has identified oxide gold mineralization on Simberi Island as well as identifying promising drilling results in other areas of the project.

     In May 1998, revised resource estimates for Simberi resulting from the recent drilling program were calculated as follows:

               Total Simberi Oxide and Sulfide Resources


                      Resource         Million         Gold Grade
   Mineralization     Category         Tonnes         (Grams/Tonne)

                     Measured and
          Oxide       indicated          10.7              1.25
          Oxide        Inferred           9.0              1.1
         Sulfide       Inferred           9.3              2.5
                                         ----             ------
          Total                          29.0              1.6
                                         =====            ======

    A feasibility study on the development of the oxide resources was completed in 1996 and updated in 1998 to include additional oxide resources identified by a 21,000 meter drilling program completed in early 1998. The feasibility study estimates gold production of approximately 40,000 ounces per year at an average cost of $173 per ounce over a mine life in excess of six years. Pacific has been granted a mining lease over these deposits by the government of Papua New Guinea and has received all necessary operating permits

    In addition, Pacific owns 35% of a nickel-cobalt project also located in Papua New Guinea (the "Ramu Project"). Highlands Pacific Limited ("HPL"), holds a 65% interest and is the manager of the project. HPL, as operator, pursued a program of reserve drilling, metallurgical testwork, engineering studies and preparation of a feasibility study which was completed in late-1998. Unit total operating costs when full production levels are reached are estimated to be approximately $1.38 per pound of nickel produced. After cobalt credits, based on a cobalt price of $10.00 per pound, these operating costs are estimated to be $0.41 per pound of nickel. Capital costs for development are estimated to be $838 million.

    The feasibility study assumes a mine life of 20 years. The study projects annual production of 32,800 tonnes (72 million pounds) of nickel and 3,200 tonnes (7.1 million pounds) of cobalt. Projected nickel production costs, before cobalt credits, of $1.38/lb, and $0.41/lb after cobalt credits (assuming cobalt at $10.00/lb), would place the proposed operation in the lower cost decile of the worldwide cost curve for nickel. Development of the project will be dependent on the availability of financing.

    Pacific also has interests in other properties, which will require additional exploration in order to determine the existence of commercial mineral deposits.

DISCONTINUED OPERATIONS

          On April 23, 1997, the Company sold for cash substantially all of the assets (except for cash and accounts receivable) of its 80%- owned kaolin and Norplexr operations (Nord Kaolin Company - "NKC").
The purchaser has assumed certain reclamation and lease obligations of NKC, while the Company settled NKC's remaining liabilities. The financial statements of the Company reflect the accounts of NKC as discontinued operations.

ITEM 2.  PROPERTIES

     Reference is made to Item 1 of this Form 10-K for information concerning the nature and location of the properties of the Company's investees.

ITEM 3.  LEGAL PROCEEDINGS

    On December 2, 1998 MIL Investments, S. A. ("MIL"), derivatively on behalf of the Company brought a civil action in the District Court of Dallas County, Texas, naming as Defendants, Nord Pacific Limited (Pacific"), W. Pierce Carson, Edgar F. Cruft, Terence H. Lang, and Hicor Corporation. Counsel for Messrs. Carson, Cruft and Lang removed the case on December 31, 1998 to the United States District Court for the Northern District of Texas, Dallas Division. Together with its Notice of Removal, Messrs. Carson, Cruft, and Lang filed a Motion to Realign the Company as party defendant and, in addition, filed a Motion to Dismiss the case for lack of personal jurisdiction and, alternatively, to transfer venue of the case to the United States District Court for the District of New Mexico at Albuquerque. The Company, Pacific and each individual defendant is being represented under a directors and officers liability policy. On behalf of Pacific, on January 13, 1999, a Motion to Dismiss the case was filed asserting that the Court lacked personal jurisdiction over Pacific and that the Plaintiff had failed to state a claim upon which relief could be granted against Pacific. On January 13, 1999, the Plaintiff filed a Motion to Remand the case to the 298th Judicial District Court of Dallas County, Texas, a Motion for Leave to Amend the Complaint and a Response to the Company's Motion to Realign the Parties. All of these Motions are pending and have not been ruled upon by the Court.

    The Plaintiff's Original Petition and Jury Demand sets forth a number of alleged corporate events involving the Company's relationship with Pacific, all of which have been approved by MIL's nominees to Resource's Board of Directors. Causes of action are alleged against Messrs. Carson, Cruft, and Lang for breach of fiduciary duties, negligence and gross negligence. The damages sought in connection with those causes of action are stated to be "in excess of the minimum jurisdictional limits of this Court of not more than $50 million". No specific causes of action are alleged against the Pacific. Nonetheless, a prayer for punitive damages against all defendants is alleged in the amount of $50 million.

    The Company expects to contest the claims vigorously if they are not dismissed for lack of jurisdiction by the courts in Texas. The cost of defense is being covered by a policy of insurance.

    An action was instituted on behalf of the Company and Pacific in the Supreme Court, New York County on January 15, 1999, seeking a determination that MIL is not entitled to demand representation on the Board of Directors of the Company and that the failure to designate such a representative does not constitute a violation or breach of any of the Company's obligations to MIL. The time within which to respond to that complaint has been extended.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      The following table sets forth, for the calendar periods indicated, the high and low closing sale price of the Company's Common Stock on the New York Stock Exchange Composite Tape.

                                  1998                    1997

                            High        Low         High         Low

FIRST QUARTER              2  5/8      1  3/16     4  5/8       3  1/2

SECOND QUARTER             2  7/8      1  3/4      3  7/8       2  1/2

THIRD QUARTER              2  5/16     1  1/16     3  1/4       1  15/16

FOURTH QUARTER             2  1/4        15/16     2  5/16      1  1/4


    The approximate number of equity security holders at December 31, 1998 of the Company's Common Stock was 2,510.

    The Company has never paid cash dividends on its Common Stock and does not expect to do so in the immediate future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                            FOR THE YEARS ENDED DECEMBER 31,

                                               1998           1997          1996          1995         1994
                                                         (In thousands except per share amounts)
SUMMARY OF OPERATIONS

Revenues                                   $       71     $       46     $      35     $      86     $   30,590

Loss from
 continuing operations                         (7,831)       (12,041)       (5,676)      (52,203)       (12,316)

Loss from
 discontinued kaolin operations                    --           (271)      (27,174)       (4,610)        (3,295)

                                           -----------    -----------    ----------    -----------   -----------
Net loss                                   $   (7,831)    $  (12,312)    $ (32,850)    $ (56,813)    $  (15,611)
                                           ===========    ============   ==========    ===========   ===========
Basic loss per common share
 From continuing operations                $     (.36)    $     (.55)    $    (.30)    $   (3.30)    $     (.80)
 From discontinued operations                      --           (.01)        (1.43)         (.29)          (.22)
                                           -----------    -----------    ----------    -----------   -----------
Net loss per common share                  $     (.36)    $     (.56)    $   (1.73)    $   (3.59)    $    (1.02)
                                           ===========    ============   ==========    ===========   ===========


                                                                    YEAR ENDED DECEMBER 31,

                                                1998            1997         1996         1995          1994
BALANCE SHEET DATA

Working capital                            $    6,106     $   26,117     $  42,834     $  21,396     $   13,228


Total assets                                   18,391         39,909        54,722        69,222        108,083


Stockholders' equity                           10,159         18,148        28,981        42,102         97,669



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Safe Harbor Statement under the Private Securities Litigation Act of 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties, and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the risks and factors set forth below in "Economic Outlook" as well as other risks previously disclosed in the Company's securities filings.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's operating activities provided cash of $4,919,000 for the year ended December 31,1998 compared to cash used in operations of $11,901,000 and $7,751,000 for the years ended December 31, 1997 and 1996, respectively. Cash provided by operations for the year ended December 31, 1998 included the receipt of a $14,205,000 insurance claim as a result of the damage suffered at SRL. In February 1998, the Company filed a claim for damage due to political violence at SRL under a $15,705,000 political risk insurance policy. The Company received a $1,500,000 provisional payment from the insurer in 1996 and received the balance of the claim in May 1998. Cash used in operations for the years ended December 31, 1997 and 1996 included cash used in discontinued operations of $1,033,000 and $4,785,000, respectively. Cash used in operating activities included advances to SRL of $5,001,000 in 1998, $8,645,000 in 1997 and
$1,356,000 in 1996 which were amounts used to fund SRL's operations and interest payments due on its loans.

     Cash used in investing activities included a reduction in loan obligations to SRL's lenders of $12,476,000 in 1998, $3,089,000 in 1997 and $1,838,000 in 1996. Net advances to Pacific (repayments from) Pacific were $345,000 in 1998, $98,000 in 1997 and $(1,147,000)
in 1996. Capital expenditures for leasehold improvements and furniture and equipment were $132,000 in 1998 and $44,000 in 1997, primarily incurred in opening the Company's office in Albuquerque. In April 1997, the Company sold the assets of Nord Kaolin Company. Net proceeds from the sale, after the collection of receivables and payment of liabilities and transaction costs, were approximately $10,528,000. In connection with this sale, previously restricted investments were released for sale. Proceeds from the sale of these investments during 1997, amounted to $2,376,000. Cash used in investing activities also included increases in other assets of $1,203,000 in 1997 and $1,177,000 in 1996, primarily representing funds deposited in non-qualified trusts designated for funding of retirement benefits.

     Cash provided by financing activities includes common stock issued for cash, including amounts received upon the exercise of stock options. The Company received $17,773,000 during the year ended December 31, 1996 from the private placement of 5,160,000 shares of its Common Stock and $2,100,000 from the issuance of a convertible loan. The convertible loan was subsequently converted into common stock.

     As a result of the discontinuance of the kaolin operations, the Company's business consists of a 50% ownership in SRL and a 28.5% ownership in Pacific. At December 31, 1998, the Company has working capital of $6,106,000. The Company expects to fund its administrative activities for the next year from its existing working capital.

     Due to the lengthy suspension of its operations, SRL has relied and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. During 1998, 1997 and 1996, the Company provided SRL with $17,477,000, $11,734,000 and $3,194,000 respectively, as its 50% share of funding required by SRL for maintenance of a limited workforce, payment to vendors, costs of security at the mine and payments of principal and interest on loans outstanding. Due to the continuing rebel activity in Sierra Leone, it is doubtful that restart operations will begin any time in the near future. Consequently, SRL has taken steps to reduce budgeted costs in 1999, including employee reductions and reduction in the cost of the
security force.   The Company is not obligated to continue to advance
funds to SRL for SRL's operating expenses, however it expects to do so in the near term while SRL pursues its plan to restart operations. The Company believes that it has adequate working capital and other liquid assets sufficient to fund its share of SRL's operating expenses for the next year, if it elects to do so.

     In May 1998, SRL's debt agreements were amended. The amendments provided for a reduction in the interest rate to 6.875% and for an extension of the principal maturities. Prior to the amendments, interest was payable at a variable rate. The amendments also provided that the loans would be payable in two installments of $3,028,000 in September 1999 and 2000, with the balance of $6,055,000 due in September 2001. As a condition to the restructuring, the Company agreed to maintain cash, cash equivalents or marketable securities with an aggregate value of not less than 150% of the Company's guaranteed portion of the aggregate outstanding principal amount of the debt and cash or cash equivalents having an aggregate value of not less than 100% of the Company's guaranteed portion of the aggregate principal amount of the debt scheduled to be paid during the next six months. At December 31, 1998, the Company is not in compliance with the first of these two conditions. As a result, the lenders could demand repayment of the loans, although as of March 19, 1999, they have not done so. Should the lenders demand repayment of the loans, SRL does not have sufficient funds to repay the amounts due. Consequently, the Company may be required to fulfill a portion or all of its obligation under the guarantee. In that event, it may be required to liquidate certain of its assets. There can be no assurance that the Company will have sufficient funds to fulfill its obligation under the guarantee if it is called upon to do so.

     One of the key uncertainties in returning SRL to operations is the availability of adequate financing. SRL's preliminary projections indicate that it may require approximately $112,000,000 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. In July 1998 the Company engaged Rothschild to assist in arranging financing for its share of the restart costs. SRL intends to continue to pursue discussions with its current lenders and other lending sources to determine if funds would be available from these sources to finance a portion or all of the above requirements. The Company cannot determine if additional financing will be available at terms which would be acceptable to SRL and the Company, if at all. To the extent funds are not available from these or other sources, the Company would be required to contribute its 50% share of SRL's cash requirements. However, the Company would not be able to provide significant funding to SRL without obtaining capital from other sources.

RESULTS OF OPERATIONS

     The Company incurred a loss from continuing operations for the year ended December 31, 1998, of $7,831,000 compared to a loss of $12,312,000 incurred in 1997. Selling, general and administrative expenses ("SG&A") increased slightly for the year ended December 31, 1998 compared to 1997. Increases in accounting expenses and professional fees offset significant reductions in employee costs, insurance expense and other expenses. Also contributing to the increase in SG&A were non-recurring moving costs in 1998 related to the Company's move of its corporate office and employees to Albuquerque, New Mexico and costs associated with the computation and filing of the insurance claim.

     Interest income decreased to $782,000 for the year ended December 31, 1998 as compared to $1,223,000 in 1997 due to reduced funds available for investment and lower interest rates in 1998 compared to 1997. The Company's losses relating to its investment in SRL were $5,001,000 for the year ended December 31, 1998 compared to $8,645,000 in 1997. During the year ended December 31, 1997, SRL was engaged in activities necessary to the restart of the mine, including asset refurbishment and negotiations with the Government of Sierra Leone. This activity significantly increased expenses and correspondingly increased the loss incurred by SRL. Due to continuing rebel activity in Sierra Leone, SRL was forced to curtail its level of activity in 1998. Equity in net earnings from Pacific was $38,000 for the year ended December 31, 1998 compared to equity in net loss of $949,000 in 1997. Pacific's earnings for the year ended December 31, 1998 were impacted by a significant decline in copper prices. The equity in net loss for the year ended December 31, 1997 included an impairment of a development project resulting from the decline in gold prices in 1997.

     The Company incurred a loss from continuing operations for the year ended December 31, 1997, of $12,041,000 compared to a loss of $5,676,000 incurred in 1996. Selling, general and administrative expenses increased slightly for the year ended December 31, 1997 due primarily to severance and other costs involved in closing the Company's offices in Dayton, Ohio. Interest income increased to $1,223,000 for the year ended December 31, 1997 as compared to $700,000 in 1996 due to additional funds available for investment.
The Company's losses relating to its investment in SRL were $8,645,000 for the year ended December 31, 1997 compared to $1,356,000 in 1996 due to the increased level of activity at SRL in 1997 as described above. Equity in net loss from Pacific was $949,000 for the year ended December 31, 1997 and $1,331,000 in 1996. Pacific suffered a loss for the year ended December 31, 1997 due primarily to impairment of exploration projects resulting from the decline in gold prices in 1997 and suffered a loss in 1996 due primarily to exploration expenses.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Since the Company does not participate in hedging activities, SFAS 133 will have no effect on the Company's financial statements.

     The Accounting Standards Executive Committee ("AcSEC") of the AICPA has issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective for financial statements for fiscal years beginning after December 31, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company has determined that SOP 98-5 will have no effect on its financial statements.

YEAR 2000

     In January 1998, the Company initiated a Year 2000 project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The project involves converting to Year 2000 compliant accounting software, testing existing software, hardware and operational systems and communicating with third-party customers, suppliers and service providers to ensure that they are taking appropriate action to remedy their Year 2000 issues.

     The Company has installed Year 2000 compliant accounting software and is in the process of converting its existing system. The Company anticipates that the implementation of this software will be completed by September 30, 1999. The Company's local area network and PC hardware and non-accounting software, such as spreadsheets and word processing, have been tested and, to the best of the Company's knowledge, are Year 2000 compliant. Other non-information technology systems, such as the telephone system and other office equipment, are currently being assessed for Year 2000 readiness. Management expects to have substantially all of the system and application changes, except for the accounting software, completed by April 30, 1999, and expects to complete testing of substantially all systems and applications by June 30, 1999.

     The Company believes that the computer systems and applications it maintains would not have a material impact on the operations of the Company or its revenues in the event that the systems fail to operate in the Year 2000. A contingency plan to replace any non-compliant systems has been developed. If the conversion to Year 2000 compliant accounting software is not complete by December 31, 1999, the Company may be able to use compliant spreadsheet software until the accounting software is operational. A decision regarding the preparation of a contingency plan will be made by June 30, 1999.

     The Company is communicating with third party customers and suppliers and has received notification from its building manager, its bank, the New York Stock Exchange and other service providers indicating that they expect to be Year 2000 compliant. The Company has prepared surveys for distribution to its customers, major vendors and other service providers to ascertain their state of Year 2000 readiness. It is anticipated that these surveys will be completed and distributed on or about March 31, 1999. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party customers, suppliers, and service providers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations or financial condition.

     The estimated total cost of Year 2000 testing and compliance is expected to be approximately $50,000, which includes costs related to the purchase and conversion to Year 2000 compliant accounting software. No costs directly related to the Year 2000 issue have been incurred as of December 31, 1998. The costs of the project and the expected completion dates are based on management's best estimates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 follow.

                     Independent Auditors' Report



The Board of Directors
Nord Resources Corporation:

We have audited the accompanying balance sheets of Nord Resources Corporation and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nord Resources Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                              KPMG LLP


Denver, Colorado
April 13, 1999


NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
   (In thousands)


ASSETS
                                                                  1998            1997
CURRENT ASSETS
  Cash and cash equivalents                                   $   6,136        $  12,581
  Accounts receivable - insurance claim (Note 3)                     --           14,205
  Accounts receivable - Nord Pacific Limited ("Pacific")            443               98
  Other accounts receivable                                          29               29
  Prepaid expenses                                                   73              166
                                                              ----------       ----------
  TOTAL CURRENT ASSETS                                            6,681           27,079

INVESTMENT IN AND ADVANCES TO SIERRA RUTILE LIMITED AND ITS
SUBSIDIARIES AND AFFILIATES ("SRL")  (Note 3)                        --               --

INVESTMENT IN PACIFIC  (Note 4)                                   5,733            5,695

PROPERTY AND EQUIPMENT, at cost less
  Accumulated depreciation (Note 5)                                 247              150

OTHER ASSETS  (Note 6)                                            5,730            6,985
                                                              ----------       ----------
                                                              $  18,391        $  39,909
                                                              ==========       ==========

                 See notes to consolidated financial statements

                                20


NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
   (In thousands)


LIABILITIES AND
STOCKHOLDERS' EQUITY
                                                                  1998               1997
CURRENT LIABILITIES
  Accounts payable                                              $     471        $      93
  Accrued expenses                                                    104              869
                                                                ----------       ----------
  TOTAL CURRENT LIABILITIES                                           575              962

OBLIGATION UNDER GUARANTEE OF LOANS PAYABLE
  BY SRL  (Note 3)                                                     --           12,476


RETIREMENT BENEFITS (Note 7)                                        7,657            8,323


COMMITMENTS AND CONTINGENT LIABILITIES
  (Notes 3, 7, 9 and 11)

STOCKHOLDERS' EQUITY (Notes 4, 7 and 10)
  Common stock, par value $.01 per share.  Authorized
   50,000,000 shares; issued and outstanding 21,905,488
   shares                                                             219              219
  Additional paid-in capital                                       81,539           81,531
  Accumulated deficit                                             (70,714)         (62,883)
  Accumulated other comprehensive loss (Note 2)                      (885)            (719)
                                                                ----------       ----------
                                                                   10,159           18,148
                                                                ----------       ----------
                                                                $  18,391        $  39,909
                                                                ==========       ==========

                 See notes to consolidated financial statements



NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
   (In thousands except per share amounts)

                                                                   1998               1997              1996
REVENUES
 Other                                                          $       71        $      46         $       35

OPERATING COSTS AND EXPENSES
 Selling, general and administrative expenses                       (3,630)          (3,548)            (3,477)
                                                                ------------      -----------       ------------
LOSS FROM OPERATIONS                                                (3,559)          (3,502)            (3,442)

OTHER INCOME (EXPENSE)
 Interest income                                                       782            1,223                700
 Interest expense                                                      (91)            (118)              (117)
 Litigation recoveries                                                  --               --                150
 Provision for impairment of investments                                --              (50)              (280)
 Losses relating to investment in SRL (Note 3)                      (5,001)          (8,645)            (1,356)
 Equity in net earnings (loss) of Pacific (Note 4)                      38             (949)            (1,331)
                                                                ------------      -----------       ------------
 Total other expense                                                (4,272)          (8,539)            (2,234)
                                                                ------------      -----------       ------------
LOSS FROM CONTINUING OPERATIONS                                     (7,831)         (12,041)            (5,676)
                                                                ============      ===========       ============
LOSS FROM DISCONTINUED
 OPERATIONS (Note 8)                                                    --             (271)           (27,174)
                                                                ------------      -----------       ------------
NET LOSS                                                        $   (7,831)       $ (12,312)        $  (32,850)

LOSS PER SHARE
 From continuing operations                                     $     (.36)       $    (.55)        $     (.30)
 From discontinued operations                                           --             (.01)             (1.43)
                                                                ------------      -----------       ------------
 Net loss                                                       $     (.36)       $    (.56)        $    (1.73)
                                                                ============      ===========       ============
 Weighted average shares of
   common stock outstanding                                         21,905           21,875             18,971
                                                                ============      ===========       ============


                 See notes to consolidated financial statements



NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
   (In thousands except share amounts)


                                                                                                    Retained        Accumulated
                                                     Common Stock                 Additional        Earnings           Other
                                                      Outstanding                  Paid-in       (Accumulated      Comprehensive
                                                  Shares           Amount          Capital          Deficit)       Income (Loss)
Balance - January 1, 1996 as
 previously reported                            15,838,408       $     158        $    58,137     $    20,806        $     282
 Prior period adjustments (Notes 3
   and 4)                                               --              --              1,246         (38,527)              --
                                                -----------      ----------       ------------    -------------      ----------
Balance - January 1, 1996,
 as restated                                    15,838,408             158             59,383         (17,721)             282

 Net loss                                               --              --                 --         (32,850)              --
 Issuance of common stock                        5,160,000              52             17,697              --               --
   for cash (Note 10)
 Conversion of loan into
   common stock (Note 4)                           840,000               8              2,091              --               --
 Option activity (Note 10)                              --              --                 25              --               --
 Foreign currency translation
   adjustment                                           --              --                 --              --               (1)
 Minimum pension liability (Note 7)                     --              --                 --              --             (143)
                                                -----------      ----------       ------------    -------------      ----------
Balance - December 31, 1996                     21,838,408             218             79,196         (50,571)             138

 Net loss                                               --              --                 --         (12,312)              --
 Stock options exercised (Note 10)                  67,080               1                150              --               --
 Adjustment resulting from issuance
   of securities by Pacific (Note 4)                    --              --              2,185              --               --
 Minimum pension liability (Note 7)                     --              --                 --              --             (857)
                                                -----------      ----------       ------------    -------------      ----------
Balance - December 31, 1997                     21,905,488             219             81,531         (62,883)            (719)

 Net loss                                               --              --                 --          (7,831)              --
 Compensation related to options
      issued to non-employees                           --              --                  8              --               --
 Minimum pension liability (Note 7)                     --              --                 --              --             (166)
                                                -----------      ----------       ------------    -------------      ----------
Balance - December 31, 1998                     21,905,488       $     219        $    81,539     $   (70,714)       $    (885)
                                                ===========      ==========       ============    =============      ===========

                 See notes to consolidated financial statements.


NORD RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
   (In thousands)

                                                                                  1998            1997            1996

OPERATING ACTIVITIES
  Net loss                                                                   $    (7,831)     $  (12,312)      $  (32,850)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
   Equity in net (earnings) loss of Pacific                                          (38)            949            1,331
   Provision for retirement benefits, net of payments                               (832)            479              817
   Depreciation                                                                       35              21               21
   Provision for impairment of assets                                                 11              50              280
   Loss from discontinued operations                                                  --             271           27,174
   Non-employee compensation expense                                                   8              --               --
  Change in assets and liabilities, excluding effects of dispositions, discontinued operations and other non-cash items:
   Accounts receivable - insurance claim                                          14,205              --            1,500
   Accounts receivable - Pacific                                                    (345)           (669)          (1,147)
   Other accounts receivable                                                          --              --              (73)
   Prepaid expenses                                                                   93              (3)              64
   Accounts payable                                                                  378              16             (144)
   Accrued expenses                                                                                                    61
                                                                                    (765)            330
  Net cash used in discontinued operations                                            --          (1,033)          (4,785)
                                                                             -------------    ------------     ------------
Net cash provided by (used in) operating activities                                4,919         (11,901)          (7,751)
                                                                             -------------    ------------     ------------
INVESTING ACTIVITIES
  Reduction in obligation under guarantee of loans payable by SRL                (12,476)         (3,089)          (1,838)
  Proceeds from sale of investment in Manatee                                        954             180               --
  Proceeds from sale of short-term investments                                        --           2,376               --
  Purchases of property and equipment                                               (132)            (44)              --
  Proceeds from sale of property and equipment                                        --              --              219
  Decrease (increase) in other assets                                                290          (1,203)          (1,177)
  Proceeds from sale of discontinued operations                                       --          10,528               --
                                                                             -------------    ------------     ------------
Net cash provided by (used in) investing activities                              (11,364)          8,748           (2,796)

FINANCING ACTIVITIES
  Issuance of common stock                                                            --             151           17,773
  Issuance of convertible loan                                                        --              --            2,100
  Restricted cash                                                                     --              --              231
                                                                             -------------    ------------     ------------
Net cash provided by financing activities                                             --             151           20,104
                                                                             -------------    ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (6,445)         (3,002)           9,557

CASH AND CASH EQUIVALENTS - Beginning of year                                     12,581          15,583            6,026
                                                                             -------------    ------------     ------------
CASH AND CASH EQUIVALENTS - End of year                                      $     6,136      $   12,581       $   15,583
                                                                             =============    ============     ============

                 See notes to consolidated financial statements.

                                24

NORD RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

1. BACKGROUND AND BASIS OF PRESENTATION

    The Company owns a 50% interest in Sierra Rutile Holdings Limited, which through its ownership of Sierra Rutile Limited, owns a rutile mine in Africa. The Company also owns a 28.5% interest in Nord Pacific Limited ("Pacific"), a publicly owned mining and exploration company engaged in the production of copper in Australia and the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea, North America and Mexico.

Investment In and Advances to SRL and its Subsidiaries and Affiliates

     The Company owns a 50% interest in Sierra Rutile Holdings Limited, which in turn owns 100% of Sierra Rutile Limited and Sierra Rutile America and a 50% interest in Sierra Rutile Services Limited, Titanium Minerals Marketing International and Titanium Minerals Marketing International, USA (collectively, "SRL"). SRL produces and markets rutile and ilmenite (titanium dioxide). These products are sold primarily to the paint pigment industry in the United States, Europe and the Far East. Production facilities and raw material supplies for the rutile operation are located in Sierra Leone, West Africa. As Sierra Leone is a third-world country, the operations are subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries.

     In January 1995, rebel forces attacked SRL's mining operation in Sierra Leone, which had been in operation since 1978. As a result, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel. In April 1996, SRL regained control of the mine site. Maintenance personnel, protected by a security force, have since resumed activities at the mine. In May 1997, a military coup ousted the democratically elected government. Although the democratically elected government of Sierra Leone was restored to power in February 1998, rebel activity in the country has continued.

    The resumption of operations at the mine is dependent upon a number of conditions including (1) a sustainable acceptable political environment in Sierra Leone within which to operate, (2) adequate levels of security in and around the minesite area, (3) the successful renegotiation of operating agreements between SRL and the government of Sierra Leone, (4) the existence of a suitable marketing environment and (5) the receipt of adequate financing on acceptable terms to cover the costs of resuming operations. These costs include repair or replacement of assets which have incurred damage and deterioration during the period of suspension of operations and costs to re-establish and train a workforce, replenish supplies and restore and recommission the facilities. SRL is not able to determine when operations will resume at the mine.

     When the political environment in Sierra Leone stabilizes, SRL intends to continue discussions with its current lenders to determine if funds are available to refinance SRL's existing loans, to finance the rehabilitation program at the mine and to finance the completion of an expansion program. If these lenders do not provide the necessary funds to SRL to refinance SRL's existing loans and to resume operations, SRL intends to pursue other sources of financing. There can be no assurance that SRL will be able to obtain sufficient financing to refinance its existing loans and to resume operations on acceptable terms, if at all.

    The ability of SRL to continue operating as a going concern until such financing can be obtained and the mine resumes operations is dependent on receiving additional advances or contributions from its shareholders to fund its ongoing operations and obligations as they come due, or SRL's ability to access other sources of financing. As described in Note 3, SRL is in default of its loan agreements. The ability of SRL to continue operating as a going concern is also dependent on its ability to renegotiate the terms of or refinance its existing loans.

    The Company has guaranteed its share of SRL's loans outstanding amounting to $6,055,000 as of December 31, 1998. As described in Note 3, SRL is in violation of its loan agreements as of December 31, 1998. As a result, the lenders could demand repayment of the loans, although they have not done so as of March 23, 1999. Should the lenders demand repayment of the loans, SRL does not have sufficient funds to repay the amounts due. Consequently, the Company may be required to fulfill a portion or all of its obligation under its guarantee. In that event, it may be required to liquidate certain of its assets. The consolidated financial statements do not include any adjustments relating to the value of recorded asset amounts should the Company be required to liquidate certain of its assets to fulfill its obligation under the guarantee.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Nord Resources Corporation and its subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation.

    Investments in 20% to 50%-owned affiliates and joint ventures and in affiliates or joint ventures in which the Company's investment may temporarily be in excess of 50% are accounted for using the equity method. Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional securities by such equity investee, are recognized as increases to or reductions of additional paid-in capital in the consolidated statements of stockholders' equity.

Uses of Estimates

    The preparation of these financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include losses related to discontinued operations and rates of discounting and salary escalation and other actuarial assumptions used to evaluate retirement benefits. Estimates of mineral reserves are used as a basis for amortization of certain of the Company's long-term assets.

Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property, Plant and Equipment

    Equipment is depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are amortized over the five-year term of the office lease.

Investments in Mining Companies

     The Company evaluates the carrying value of its investments in mining companies whenever events or changes in circumstances indicate that carrying amount of the investment may not be recoverable. A loss in the value of an investment that is other than a temporary decline is recognized by recording a provision for impairment to reduce the carrying value of the investment to its estimated fair value.

Accounting for Stock-Based Compensation

    The Company measures compensation cost for stock options issued to employees using the intrinsic value based method under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

Earnings Per Share

     Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, effect of stock options and warrants outstanding. Options to purchase 1,644,371, 1,529,371, and 1,659,361 shares of common stock for the years ended December 31, 1998, 1997 and 1996, respectively, are not included in the computation of diluted income per share as the effect of the assumed exercise of these options would be antidilutive.

Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 effective January 1, 1998 and, accordingly, has reported accumulated other comprehensive loss as a separate line item in the stockholders' equity section of its consolidated balance sheets at December 31, 1998 and 1997. The components of total comprehensive income (loss) for the periods consist of net earnings (loss), foreign currency translation and changes in the unfunded pension liability as follows:


                                                                Accumulated
                                    Foreign       Unfunded         Other           Net          Total
                                   Currency        Pension     Comprehensive    Earnings    Comprehensive
                                  Translation     Liability    Income (Loss)     (Loss)     Income (Loss)
                                                              (In thousands)
Balance at December 31, 1995      $     282      $     --       $   282         $ (17,721)    $ (17,439)
  1996 activity                          (1)         (143)         (144)          (32,850)      (32,994)
                                  ----------     ---------      --------        ----------    ----------
Balance at December 31, 1996            281          (143)          138           (50,571)      (50,433)
  1997 activity                          --          (857)         (857)          (12,312)      (13,169)
                                  ----------     ---------      --------        ----------    ----------
Balance at December 31, 1997            281        (1,000)         (719)          (62,883)      (63,602)
  1998 activity                          --          (166)         (166)           (7,831)       (7,997)
                                  ----------     ---------      --------        ----------    ----------
Balance at December 31, 1998      $     281      $ (1,166)      $  (885)        $ (70,714)    $ (71,599)
                                  ==========     ==========     ========        ==========    ==========



Reclassifications

    Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements to conform to the classifications used in 1998.

3.  INVESTMENT IN AND ADVANCES TO SRL AND ITS SUBSIDIARIES AND
    AFFILIATES

     As a result of the initial rebel attack on SRL's mining operations in Sierra Leone and the continuing uncertainty resulting from the ongoing rebel activity in the country, significant uncertainty exists as to the Company's ability to recover its investment in SRL. Accordingly, the Company has recorded a provision for impairment of its investment in SRL, including its estimate of amounts it will be required to advance to SRL for the repayment of loans payable by SRL which it has guaranteed. Since the uncertainty arose as a result of the rebel attack in 1995, the provision for impairment has been recorded as a prior period adjustment to retained earnings in the Company's financial statements as of January 1, 1996. The provision totals $49,866,000, including $32,463,000 to reduce the investment to zero, and $17,403,000 recorded as obligation under guarantee of loans payable by SRL.

    During 1998, 1997 and 1996, the Company advanced to SRL $17,477,000, $11,734,000 and $2,052,000, respectively, to fund its 50%
share of SRL's cash requirements, including debt service requirements, vendor payments and ongoing operating expenses. Amounts advanced to SRL which are used to reduce the principal amounts of loans outstanding are recorded as a reduction of the obligation under guarantee of loans payable by SRL. Other amounts are charged to expense as they are advanced to SRL.

    The following summarized unaudited financial information has been derived from SRL's combined financial statements.

Condensed Balance Sheet
                                                     December 31,
                                                  1998            1997
                                                    (In thousands)

Current assets                                $    3,580     $    4,168
Parts and supplies inventories                     9,974          9,876
Property, plant and equipment, net                80,761         87,279
                                              ----------     ----------
                                              $   94,315     $  101,323
                                              ==========     ==========
Loans payable                                 $   12,109     $   37,061
Other current liabilities                          1,759          4,083
Long term liabilities                              4,374          3,779
                                              ----------     ----------
       Total liabilities                          18,242         44,923

Combined stockholders' investment                 76,073         56,400
                                              ----------     ----------
                                              $   94,315     $  101,323
                                              ==========     ==========

Condensed Statements of Operations
                                            Year Ended December 31,

                                          1998        1997         1996
                                                  (In thousands)

Rutile sales                           $     --     $   1,585     $  2,101
Marketing income                            388           754          892
                                       ---------    ----------    ---------
Total revenues                              388         2,339        2,993
                                       ---------    ----------    ---------
Cost of sales                                --        (1,153)        (850)
Selling, general and administrative     (13,005)      (18,259)     (14,582)
                                       ---------    ----------    ---------
Total operating costs and expenses      (13,005)      (19,412)     (15,432)
                                       ---------    ----------    ---------
Operating loss                          (12,617)      (17,073)     (12,439)

Interest income                              68           101           65
Insurance recovery                           --            --          817
Interest expense                         (2,286)       (7,529)      (4,348)
                                       ---------    ----------    ---------
Total other expense                      (2,218)       (7,428)      (3,466)
                                       ---------    ----------    ---------
Loss before income tax expense          (14,835)      (24,501)     (15,905)

Income tax expense                          (15)          (48)        (113)
                                       ---------    ----------    ---------
Net loss                               $(14,850)    $ (24,549)    $(16,018)
                                       ==========   ==========    ==========

  During and subsequent to the attack by rebel forces at the mine site in January 1995, the buildings, vehicles and processing and other equipment suffered significant damage. SRL personnel and third party engineers completed an assessment of the damage in 1998. A provision for impairment of the damaged assets of $25,623,000 was recorded by SRL as a prior period adjustment in the combined financial statements of SRL as of January 1, 1996.

Loans Payable-SRL

     Loans payable by SRL at December 31, 1998 consist of $12,109,000 due under financing agreements with five institutions. On May 15, 1998, SRL's two shareholders advanced SRL $11,276,000 and on September 30, 1998 they advanced SRL $12,119,000 which was used to fund the payment of principal and interest payments. Concurrent with the May 1998 payment, SRL's debt agreements were amended. The loans are guaranteed on a pro rata basis by SRL's shareholders.

     The amendments provided for a reduction in the interest rate to 6.875% and for an extension of the principal maturities. Prior to the
amendments, interest was payable at a variable rate.   The amendments
also provided that the loans would be payable in two installments of $3,028,000 in September 1999 and 2000, with the balance of $6,055,000 due in September 2001.

     The amendments provided that the Company would comply with certain financial covenants, including a covenant to maintain cash, cash equivalents or marketable securities with a value equal to 150% of its guaranteed portion of the outstanding loans. At December 31, 1998 the Company was in violation of this covenant. As a result, the lenders could demand repayment of the loans, although as of March 23, 1999 they had not done so. Accordingly, the entire amount of the loans outstanding have been classified as a current liability on SRL's balance sheet.

Income Taxes - SRL

     SRL's operations in Sierra Leone are subject to corporate income tax at the rate of 37.5%, subject to a minimum tax of 3.5% of revenue. SRL has carryforward losses and capital allowances of approximately $27,300,000 which can be used to offset future taxable income. A valuation allowance has been provided for the entire amount of the related deferred tax asset.

Commitments and Contingencies - SRL

     On or at any time after January 1, 2000, the Government of Sierra Leone may, at its option, purchase 47% of the shares of SRL for $57,400,000. Both shareholders of SRL would sell equal interests in SRL if this purchase option is exercised. On March 17, 1997, SRL and the Government of Sierra Leone signed a Memorandum Of Understanding which contemplates among other things, that the Sierra Rutile Act of 1989 will be amended to provide that this option shall be released in exchange for an increase in the royalties payable to the government from 3.5% to 4.0% beginning January 1, 2001, and the payment of $10,000,000, which amount is payable in six annual installments commencing in the year 2005. The proposed amendments to the Sierra Rutile Act of 1989 require ratification by the Parliament of Sierra Leone.

    Under the terms of its agreement with the Government of Sierra Leone, SRL is required to spend up to $6,000,000 on government projects as agreed to by both parties.

Insurance Recovery

    The Company had certain amounts of insurance to cover risk of loss on its investment in SRL due to political violence and expropriation of SRL's assets. Under an insurance policy provided by an agency of the United States government, $15,705,000 of coverage was provided for the Company's share of damage to property from political violence. This policy expired on December 31, 1995 and the insurer elected not to renew the coverage. The Company filed a claim under this policy for its 50% share of damage to mine assets resulting from events which began in January 1995. In September 1996, the Company received a $1,500,000 provisional payment from the insurer under this policy. A further claim for the full amount covered by the policy was filed in February 1998, and the balance of $14,205,000 was received in May 1998. These amounts totaling $15,705,000 were recorded as prior period adjustment to retained earnings in the Company's financial statements as of January 1, 1996.

4.  INVESTMENTS IN AND ADVANCES TO NORD PACIFIC LIMITED

    On July 3, 1997, Pacific completed a public share offering in Canada. The offering consisted of the sale of 2,460,000 units, consisting of one common share and one-half of one purchase warrant. Each whole purchase warrant entitled the holder to purchase one common share at C$9.00. Pacific also issued warrants to purchase 225,000 shares at C$6.90 to the underwriter. Gross proceeds from the offering totaled $12,300,000. Pacific received net proceeds of $10,684,000, after the payment of commissions, certain legal fees and other related costs. All of the warrants expired unexercised in 1998.

    In 1997 and prior years, the Company advanced funds to Pacific totaling $3,747,745. The advances were payable on demand with interest at the prime rate plus 1%. In July and August 1997, Pacific repaid $2,000,000 to the Company. Concurrent with the closing of the offering, the Company converted the remaining $1,747,745 due from Pacific into 349,549 units at $5.00 per unit.

    As of December 31, 1998 the Company owns 3,697,561 shares of Pacific. The aggregate market value of the Company's investment in Pacific at December 31, 1998 was $2,427,000 based on the average of the bid and asked price at December 31, 1998 of $.6563 per share.

     In connection with the continuance of Pacific to the Province of New Brunswick, Canada in 1998, Pacific has prepared its financial statements in accordance with generally accepted accounting principles in Canada (Canadian GAAP). The effects on its financial statements of differences between these principles and those that are generally accepted in the United States (U.S. GAAP) are disclosed in the notes to Pacific's financial statements.

    The following summarized financial information, prepared in accordance with generally accepted accounting principles in the United States, has been derived from Pacific's financial statements.

Condensed Balance Sheets                       December 31,
                                             1998         1997
                                               (In thousands)

Current assets                            $    3,646    $   8,745
Property, plant and equipment                  3,605        4,737
Deferred exploration, development
    other costs                               24,908       19,990
                                          ----------    ---------
                                          $   32,159    $  33,472
                                          ==========    =========
Current liabilities                            4,949        8,684
Long-term debt                                 2,400          313
Payable on foreign currency contracts          1,144           --
Deferred income taxes                          3,497        4,604
Retirement benefits                              271          104
                                          ----------    ---------
Total liabilities                             12,261       13,705

Shareholders' equity                          19,898       19,767
                                          ----------    ---------
                                          $   32,159    $  33,472
                                          ==========    =========
Company's share of equity                 $    5,773    $   5,695
                                          ==========    =========
Company's equity percentage                     28.5%        28.5%


                                                                  Year Ended December 31,

Condensed Statements of Operations                              1998          1997            1996
                                                                       (In thousands)

Sales                                                    $    13,807      $   16,328       $   16,178
Costs and expenses                                           (13,610)        (16,431)         (17,126)
                                                         ------------     ------------     ------------
Operating earnings (loss)                                        197            (103)            (948)

Forward currency transaction gains (losses)                     (589)            502             (114)
Foreign currency forward exchange contract
  gains (losses)                                                (606)         (2,399)             497
Copper contracts gains (losses)                                   --             372             (304)
Other income and expenses, net                                   (39)            (14)            (245)
                                                         ------------     ------------     ------------
Income before income taxes                                    (1,037)         (1,642)          (1,114)
Income tax benefit (provision)                                 1,110          (1,662)          (2,774)
                                                         ------------     ------------     ------------
Net earnings (loss)                                      $        73      $   (3,304)      $   (3,888)
                                                         ============     ============     ============
Company's share of earnings (loss)                       $        38      $     (949)      $   (1,331)
                                                         ============     ============     ============


     In 1994, Pacific completed a public offering of its common shares in Australia. The change in the Company's proportionate share of the underlying equity of Pacific as a result of this offering of $1,246,000 was not previously accounted for. The Company has recorded a prior period adjustment to increase its investment in Pacific and increase additional paid-in capital by this amount as of January 1, 1996.

     In 1998, Pacific determined that for purposes of reconciling its financial statements presented in accordance with Canadian GAAP to amounts presented in accordance with U.S. GAAP, exploration costs should be expensed as incurred under U.S. GAAP. The cumulative effect of expensing such costs on the Company's investment in Pacific as of January 1, 1996 of $4,366,000 has been recorded as a prior period adjustment to reduce retained earnings and the investment in Pacific.

5.  PROPERTY AND EQUIPMENT

                                               December 31,
                                             1998       1997
                                              (In thousands)

   Land                                   $   100       $  100
   Leasehold improvements                     130           67
   Equipment                                  530          461
                                          -------       -------
                                              760          628

   Less accumulated depreciation
     and depletion                           (513)        (478)
                                          --------      --------
                                          $   247       $  150
                                          ========      ========

6.  OTHER ASSETS

                                                         December 31,
                                                      1998         1997
                                                         (In thousands)

   Non-qualified trusts designated for funding
     of retirement benefits:  (Note 7)
       Cash surrender value of life insurance,
       net of loans of $1,232,000 in 1998 and
       $1,591,000 in 1997                            $  1,428      $2,843
       Investments held in trust                        4,231       2,965
   Unamortized pension cost                                71          90
   Investment in Manatee Gateway, at cost                  --         965
   Other                                                   --         252
                                                     ---------   ---------
                                                     $  5,730    $  6,985
                                                     =========   =========

    The Company, through its wholly owned subsidiary, Nord Manatee Ltd., owned a 42% interest in approximately 200 acres of undeveloped real estate. In 1997, the venture sold this property for $2,769,000. The venture received $500,000 at closing. The balance of the proceeds were received in September 1998. The Company's share of the proceeds was $954,000.

    Interest on loans against the net cash surrender value of life insurance policies of $117,000, $118,000 and $123,000 was paid in 1998, 1997 and 1996, respectively.

7.  RETIREMENT BENEFITS

    The Company has an unfunded non-contributory defined benefit plan for certain of its executive officers and management personnel. The Company has non-qualified trusts which were established in 1989 related to this plan, and the trusts hold assets valued at $5,659,000 and $5,808,000 at December 31, 1998 and 1997, respectively (Note 6). Effective in 1995, the plan was amended to permit two officers to elect upon their retirement to receive a discounted lump sum distribution of their accumulated benefit obligation, limited to the amounts held in the trusts, which are designated for these officers. The Company has committed to contribute $250,000 in 1999, to the trust designated for one of these officers.

     In addition, the Company has a nonqualified retirement plan for certain former members of the Board of Directors. The amounts accrued under this plan were $163,000 and $151,000 at December 31, 1998 and 1997, respectively.

     The following tables set forth the changes in the projected benefit obligation for the years ended December 31, 1998, 1997 and 1996, and the funded status of the plan and the amounts recognized in the Company's balance sheet at December 31, 1998 and 1997:

                                                  Year Ended December 31,
                                                 1998       1997      1996
                                                      (In thousands)
Change in benefit obligation:
   Benefit obligation, beginning of period     $  8,171   $  7,523   $  6,809
   Service cost                                      16        115        133
   Interest cost                                    539        544        525
   Actuarial loss                                   166        204         56
   Benefits paid                                 (1,398)      (214)        --
                                               ---------  ---------  ---------
   Benefit obligation, end of period           $  7,494   $  8,172   $  7,523
                                               =========  ========   =========


                                                  December 31,
                                              1998            1997
                                                 (In thousands)
Funded status
  Benefit obligation                       $  (7,494)     $ (8,172)
  Unrecognized net loss                        1,166         1,000
  Unrecognized prior service cost                 71            90
                                           -----------    ---------
Net amount recognized                      $  (6,257)     $ (7,082)
                                           ===========    ==========
Amounts recognized in the balance sheet
consist of:
  Retirement benefits liability                (7,494)      (8,172)
  Unamortized pension cost                         71           90
  Accumulated other comprehensive income        1,166        1,000
                                           -----------    ---------
Net amount recognized                       $  (6,257)    $ (7,082)
                                           ===========    ==========

     The following tables set forth the components of net periodic benefit costs for the years ended December 31, 1998, 1997 and 1996 and the assumptions:

                                                       December 31,
                                              1998       1997        1996
                                                      (In thousands)
Components of Net Periodic Benefit Cost:
  Service cost                             $     16    $   115     $   133
  Interest cost                                 539        544         525
  Amortization of prior service cost             19         19          19
  Recognized net actuarial loss                  --          6         154
                                           --------    -------     -------
  Net periodic benefit cost                $    574    $   684     $   831
                                           ========    =======     =======
Assumptions:
  Discount rate                                6.75%      7.00%       7.25%
  Rate of compensation increase                0.00%      0.00%       4.00%

8.  DISCONTINUED OPERATIONS

    During 1996, the Company committed to a formal plan to dispose of its 80% owned subsidiary, Nord Kaolin Company ("NKC"), which represented the Company's kaolin segment. On April 23, 1997, the Company consummated the sale of substantially all of the assets of NKC (except cash and accounts receivable) for $20,000,000, less $735,000 relating to certain liabilities assumed by the purchaser. The purchaser assumed certain lease obligations of NKC and NKC's obligations under a non-contributory defined benefit plan covering hourly employees of NKC. Proceeds in 1997 from this transaction totaled $10,500,000 including collection of accounts receivable and less payment of NKC's liabilities and other liabilities incurred as a result of this transaction.

    The results of operations of the discontinued kaolin segment have been reported separately in the accompanying statement of operations in 1996. A provision for loss on the disposal of the kaolin segment of $21,412,000 was recorded in 1996, including a provision for estimated losses to the disposal date of $2,500,000. The provision included accruals for estimated severance costs of approximately $800,000 and estimated legal and other termination costs of $811,000. Such amounts were paid in 1997. The provision for loss on disposal in 1997 included $510,000 of additional severance costs for which the Company was obligated as a result of the termination of additional employees after the sale, offset by an adjustment of $239,000 to the provision for estimated losses to the disposal date.

9.  LEASES

    The Company leases its office space and certain equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable operating leases for the years ended December 31 are as follows:

                      1999          $   66,532
                      2000              65,943
                      2001              65,845
                      2002              63,873
                   Thereafter          141,217
                                    ----------
                                    $  403,410
                                    ==========

      Total rent expense for 1998, 1997 and 1996 was $101,000, $192,000 and $233,000, respectively.

10. STOCKHOLDERS' EQUITY

Common Stock

    In April and October 1996, the Company sold 3,160,000 and 2,000,000 shares of common stock for $7,900,000 ($2.50 per share) and $10,000,000 ($5 per share) to a private investor. In April 1996, the Company entered into a $2,100,000 convertible loan agreement with the same investor. In June 1996, the loan was converted into 840,000 shares of common stock. As of December 31, 1998, this investor owned approximately 31.3% of the Company's outstanding shares of common stock.

Stock Options

     The Company has granted incentive and non-qualified stock options for its employees and directors under the terms of its various stock option plans. The Company has also granted non-qualified, non-plan options which have been authorized by the Company's Board of Directors.

    Options are granted at an exercise price equal to or in excess of the quoted market price on the date of grant. Options are generally exercisable beginning one year from date of grant and expire ten years from date of grant. At December 31, 1998, 1,170,903 shares are available for future option grants under the terms of the various plans.

    A summary of the status of the Company's outstanding stock options as of December 31, 1998, 1997 and 1996 and changes during the years then ended follows:
                                                           Weighted Average
                                              Options        Exercise Price

Outstanding at January 1, 1996               1,572,901         $  6.37

  Granted                                      190,980            3.05
  Terminated                                   (72,120)           6.50
  Expired                                      (32,400)           6.17
                                             ----------
Outstanding at December 31, 1996             1,659,361            5.99

  Granted                                    1,290,773            5.11
  Exercised                                    (67,080)           2.25
  Terminated                                  (637,294)           5.86
  Expired                                     (716,389)           6.67
                                             ----------
Outstanding at December 31, 1997             1,529,371            5.14

  Granted                                      264,300            4.31
  Expired                                      149,300            5.70
                                             ----------
Outstanding at December 31, 1996             1,644,371         $  4.15
                                             ==========
                                37

                                   1998                       1997                       1996
                          ----------------------      ----------------------     -------------------------
                                        Weighted                   Weighted                     Weighted
                                         Average                    Average                      Average
                                        Exercise                   Exercise                     Exercise
Options                     Shares        Price        Shares        Price         Shares         Price

Options Exercisable
 at Year-End              1,374,371       $4.97       1,029,371      $5.19        1,463,481        $6.38



The following table summarizes information about stock option plans and non-plan options outstanding at December 31, 1998:

                                      Options         Weighted Average            Options
  Exercise Prices Per Share         Outstanding        Contract Life            Exercisable
       $1.38                          45,000               9.08                        --
        2.00                          50,000               9.08                    25,000
        2.25                          52,500               7.06                    52,500
        3.25                         200,000               8.39                   200,000
        4.00                         250,000               4.40                   250,000
        4.13                          41,400               8.05                    41,400
        4.63                          15,000               7.86                    15,000
        4.88                          33,750               1.82                    33,750
        5.00                         231,000               3.77                   231,000
        5.13                         126,100               3.78                   126,100
        5.50                           6,840               3.61                     6,840
        5.61                          35,500               1.08                    35,550
        6.00                         200,000               3.40                        --
        6.13                          30,000               7.42                    30,000
        6.63                          11,500                .92                    11,500
        6.67                          90,000               1.05                    90,000
        6.75                           9,700               4.19                     9,700
        7.00                           6,850               1.96                     6,850
        7.38                         129,150                .83                   129,150
        7.75                          24,600               2.39                    24,600
        8.00                          45,000                .08                    45,000
        8.25                          10,431                .99                    10,431
  $1.38-8.25                       1,644,371               4.97                 1,374,371



    Of the 1,644,371 options outstanding, 601,871 shares have been issued under the terms of the Company's stock option plans. The remaining 1,042,500 options are non-qualified, non-plan options.

    The Company applies APB Opinion No. 25 in accounting for its stock option plans. Therefore, no compensation expense under SFAS No. 123 has been recognized for options granted to employees. Had compensation cost for the Company's option grants in 1995 and subsequent years been determined based on the fair value of the options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                      Year Ended December 31,
                                1998            1997            1996

     Net Loss:
       As reported              $ (7.831)     $ (12,312)      $ (32,850)
       Pro forma                $ (7,895)     $ (12,404)      $ (32,966)
     Loss Per Share:
       As reported              $   (.36)     $    (.56)      $   (1.73)
       Pro forma                $    .36)     $    (.57)      $   (1.74)

      The assumptions used in determining the fair value of options granted during 1998, 1997 and 1996 are as follows:

                                      Year Ended December 31,
                                     1998         1997         1996

     Expected Volatility               73%         66%          67%
     Expected Life of Grant         5 Years      5 Years      4 Years
     Risk-Free Interest Rate         5.05%        6.39%        5.03%
     Expected Dividend Rate          None         None         None

     The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $4.91, $5.11 and
$2.99, respectively.

11.  INCOME TAXES

     Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                  December 31
                                              1998            1997
                                                  (In thousands)

 Deferred tax assets:

   Deferred compensation                  $      2,680       $     2,459
   Net operating loss carryforwards             11,918            10,677
   Tax credit carryforwards                      1,578             1,578
   Unearned revenue                                 --               510
   Other                                           250               286
                                          ------------       ------------
                                                16,426            15,510
       Less valuation allowance                (16,426)         (15, 510)
                                          -------------      ------------
 Net deferred tax assets                  $         --       $        --
                                          =============      ============

    The Company has provided a valuation allowance against its net deferred tax assets, since it is unlikely that the benefits will be realized.

     Income tax expense differed from the amount computed by applying the U.S. statutory income tax rate of 35% to income before income tax expense as a result of the following:

                                                 Years Ended December 31,

                                                 1998      1997      1996
                                                      (In thousands)

Tax benefit at statutory rate                  $ (2,741)  $(4,214)  $(1,987)
Increase (decrease) in taxes
   resulting from:
   Foreign expenses not deductible for tax        1,750     3,026       475
   Change in valuation allowance                    916     1,243     1,870
   Percentage depletion in excess of basis           --       (47)     (226)
   Other                                             75        (8)     (132)
                                               ---------  --------  --------
Income tax expense                             $     --   $    --   $    --
                                               =========  ========  ========

    At December 31, 1998, the Company has net operating loss carryforwards of approximately $34,051,000 which expire from 2012 to 2018. The Company has general business credit carryforwards of $538,000, which expire from 2003 to 2016, available to reduce the Company's future tax liability and alternative minimum tax (AMT) credit carryforwards of approximately $1,040,000 which may be carried forward indefinitely to reduce future federal regular taxes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 27, 1998, the Company, with the approval of the audit committee, terminated its relationship with Deloitte &Touche LLP
("D&T"), independent certified public accountants.

     In the reports of D&T for the years ended December 31, 1997 and 1996, D&T disclaimed an opinion regarding the Company's financial statements for those years, because of the possible material effects of the Company's ability to continue as a going concern and the inability of the auditors of Sierra Rutile Limited ("SRL"), the Company's 50% owned subsidiary, to express an opinion on the financial statements of SRL.

     During the two-year period ended December 31, 1997, and the interim period from that date to April 27, 1998, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of D&T, would have caused it to make reference in connection with its report to the subject matter of the disagreement, except that during the audit of the Company's financial statements for 1997, D&T had a disagreement with management over the Company's accounting for its investment in and advances to SRL. The Company had accounted for its investment using the cost method for 1995, 1996 and the nine-month period ended September 30, 1997. As a result of changes in the political environment in Sierra Leone subsequent to September 30, 1997, D&T believed that the Company should change its method of accounting for its investment in SRL from cost to the equity method, which would require restatement of the Company's financial statements for 1995 and 1996. The matter was reviewed by management and discussed with the Audit Committee of the Board of Directors of the Company and, as a result thereof, management conformed to the position of D&T and recorded adjustments to the Company's financial statements to account for the Company's investment in and advances to SRL under the equity method and the disagreement was resolved to the satisfaction of D&T.

                               PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.      EXECUTIVE COMPENSATION


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information required by the above Items 10-13 is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1999.

                                PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

   (a)  1.  Financial Statements:
            The following consolidated financial statements of Nord Resources Corporation as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are included in Part II, Item 8 of this Form 10-K.

            Nord Resources Corporation:
               Independent Auditors Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Stockholders' Equity
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

            The following consolidated financial statement of Nord Pacific Limited as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, required by rule
            3.09 of Regulation S-X, are included as an exhibit to this Form 10-K.

            Nord Pacific Limited:
               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Shareholder' Equity
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

         2.   Financial Statement Schedules:

            Independent Auditors' Report

            Schedule II -  Valuation and qualifying accounts

     (b)    Reports on Form 8-K:

            There were no Form 8-K's filed in the fourth quarter of 1998.

     (c)    Exhibits:  See INDEX TO EXHIBITS

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

BY:  /s/ EDGAR F. CRUFT
     EDGAR F. CRUFT
     CHAIRMAN OF THE BOARD

     April 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. PIERCE CARSON
W. PIERCE CARSON                        MARC FRANKLIN
CHIEF EXECUTIVE OFFICER,                DIRECTOR
PRESIDENT AND DIRECTOR                  APRIL 15, 1999
APRIL 15, 1999


/s/ RAY W. JENNER
RAY W. JENNER                           JAMES ASKEW
VICE PRESIDENT FINANCE                  DIRECTOR
AND CHIEF ACCOUNTING OFFICER            APRIL 15, 1999
APRIL 15, 1999


/s/ TERENCE H. LANG
TERENCE H. LANG
DIRECTOR
APRIL 15, 1999



FRANK J. WALDRON
DIRECTOR
APRIL 15, 1999


/s/ LEONARD LICHTER
LEONARD LICHTER
DIRECTOR
APRIL 15, 1999

Independent Auditors' Report



The Board of Directors and Stockholders
Nord Resources Corporation:

Under date of April 13, 1999, we have reported on the consolidated balance sheets of Nord Resources Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the Company's annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II
- Valuation and Qualifying Accounts.  This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                            KPMG LLP



Denver, Colorado
April 13, 1999



NORD RESOURCES CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (In thousands)

                      Column A                                     Column B         Column C          Column D         Column E
                                                                                    Additions
                                                                   Balance at       Charged to                         Balance
                                                                   Beginning        Costs and                          At End
                    Description                                    of Period         Expenses         Deductions      of Period

YEAR ENDED DECEMBER 31, 1998

  Estimated loss on disposal, including provision
  for estimated operating losses to disposal date                  $   21,412       $     271       $   21,683      $        --
                                                                   ==========       ==========      ==========      ============
  Investment valuation allowance - Manatee Gateway                 $    2,394       $      --       $    2,394      $        --
                                                                   ==========       ==========      ==========      ============
  Investment valuation allowance-SRL                               $   32,463       $      --       $       --      $    32,463
                                                                   ==========       ==========      ==========      ============
  Obligation under guarantee of loans payable by SRL               $   12,476       $      --       $   12,476      $        --
                                                                   ==========       ==========      ==========      ============
YEAR ENDED DECEMBER 31, 1997

  Estimated loss on disposal, including provision
  for estimated operating losses to disposal date                  $       --       $  21,412       $       --      $    21,412
                                                                   ==========       ==========      ==========      ============
  Investment valuation allowance - Manatee Gateway                 $    2,394       $      --       $       --      $     2,394
                                                                   ==========       ==========      ==========      ============
  Provision for impairment - ilmenite equipment                    $      855       $     280       $    1,135 1    $        --
                                                                   ==========       ==========      ==========      ============
  Investment valuation allowance-SRL                               $   32,463       $      --       $       --      $    32,463
                                                                   ==========       ==========      ==========      ============
  Obligation under guarantee of loans payable by SRL               $   15,565       $      --       $    3,089      $    12,476
                                                                   ==========       ==========      ==========      ============
YEAR ENDED DECEMBER 31, 1996

  Allowance for doubtful accounts                                  $      145       $      --       $      145      $        --
                                                                   ==========       ==========      ==========      ============
  Investment valuation allowance - Manatee Gateway                 $    2,219       $     175       $       --      $     2,394
                                                                   ==========       ==========      ==========      ============
  Provision for impairment - ilmenite equipment                    $      855       $      --       $       --      $       855
                                                                   ==========       ==========      ==========      ============
  Investment valuation allowance-SRL                               $   32,463       $      --       $       --      $    32,463
                                                                   ==========       ==========      ==========      ============
  Obligation under guarantee of loans payable by SRL               $   17,403       $      --       $    1,838      $    15,565
                                                                   ==========       ==========      ==========      ============

1  -  Equipment written off against the provision for impairment


                 Independent Auditors' Report



The Board of Directors
Nord Pacific Limited:

We have audited the accompanying consolidated balance sheet of Nord Pacific Limited and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nord Pacific Limited and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in Canada.

Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the three-year period ended December 31, 1998 and shareholders' equity as of December 31, 1998 and 1997, to the extent summarized in Note N to the consolidated financial statements.

                                               KPMG LLP


Denver, Colorado
March 24, 1999

                     Independent Auditor's Report


Board of Directors and Shareholders
Nord Pacific Limited


We have audited the accompanying consolidated balance sheet of Nord Pacific Limited and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years in the period ended December 31, 1997 (all expressed in U.S. dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in Canada



DELOITTE & TOUCHE
Chartered Accountants
Hamilton, Bermuda
March 20, 1998


NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
(In thousands of U.S. Dollars)


ASSETS                                                                 1998               1997
CURRENT ASSETS
   Cash and cash equivalents                                         $  1,416          $   3,351
   Accounts receivable
     Trade                                                              1,384              1,313
     Subscriptions receivable (Note I)                                     --              2,700
     Other, including joint venture partner                               402                143
   Inventories
     Copper metal                                                         191                137
     Supplies                                                             166                204
   Premium on copper put option contracts (Note F)                         --                760
   Prepaid expenses                                                        87                137
                                                                     ---------          ---------
TOTAL CURRENT ASSETS                                                    3,646              8,745

DEFERRED COSTS ASSOCIATED WITH ORE UNDER LEACH, net of
   accumulated amortization of $16,192 in 1998 and
   $11,518 in 1997 (Note B)                                             9,413              8,970

PROPERTY, PLANT AND EQUIPMENT at cost
   less accumulated depreciation (Note C)                               3,605              4,737

DEFERRED EXPLORATION AND DEVELOPMENT COSTS
   Girilambone, net of accumulated amortization
     of $2,917 in 1998 and $1,883 in 1997 (Note B)                      3,527              4,335
   Exploration and development prospects (Note D)                      19,141             13,492

OTHER ASSETS                                                               71                118
                                                                     ---------         ----------
                                                                     $ 39,403          $  40,397
                                                                     =========         ==========


                 See notes to consolidated financial statements.



NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
(In thousands of U.S. Dollars)


LIABILITIES AND SHAREHOLDERS' EQUITY                                 1998              1997
CURRENT LIABILITIES
  Accounts payable
   Trade                                                         $     1,715       $        975
   Affiliates                                                            594                168
  Accrued expenses                                                       484              1,484
  Payable on copper put option contracts (Note F)                         --                760
  Current maturities of long-term debt (Note E)                          600              2,548
  Payable on foreign currency contracts (Note F)                       1,556              2,099
  Obligation under purchase agreement (Note D)                            --                650
                                                                 -----------       -------------
TOTAL CURRENT LIABILITIES                                              4,949              8,684

LONG-TERM LIABILITIES
  Long-term debt (Note E)                                              2,400                313
  Payable on foreign currency contracts (Note F)                       1,144                 --
  Deferred income tax liability (Note K)                               5,300              6,040
  Retirement benefits (Note L)                                           271                104
                                                                 -----------       -------------
TOTAL LONG-TERM LIABILITIES                                            9,115              6,457

COMMITMENTS AND CONTINGENCIES
      (Notes H, M and O)

SHAREHOLDERS' EQUITY (Notes G and I)
  Common shares, no par value in 1998, $.05 per
   share in 1997; unlimited authorized shares
   in 1998, 20,000,000 authorized in 1997.
   Issued and outstanding 12,960,803 shares in
   1998 and 12,360,803 shares in 1997                                 47,375                618
  Common shares subscribed (Note I)                                       --              2,700
  Additional paid-in capital                                              --             43,999
  Accumulated deficit                                                (22,834)           (22,859)
  Foreign currency translation adjustment                                798                798
                                                                 -----------       -------------
TOTAL SHAREHOLDERS' EQUITY                                            25,339             25,256
                                                                 -----------       -------------
                                                                 $    39,403       $     40,397
                                                                 ===========       =============

                 See notes to consolidated financial statements.

                                50


NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands of U.S. Dollars, except per share amount)


                                                                         1998            1997            1996

SALES (Note J)                                                        $  13,807     $   16,328        $  16,178

COSTS AND EXPENSES
  Cost of sales (Note B)                                                 10,251          8,696            8,969
  Abandoned and impaired properties (Note D)                                 96         14,293              191
  General and administrative
   Nord Resources Corporation (Note G)                                       --            566              415
   Other                                                                  2,941          3,261            3,200
                                                                      ---------     -----------       ----------
   Total costs and expenses                                              13,288         26,816           12,775
                                                                      ---------     -----------       ----------
OPERATING EARNINGS (LOSS)                                                   519        (10,488)           3,403

OTHER INCOME (EXPENSE)
  Interest and other income                                                 233            357              161
  Interest and debt issuance costs                                         (272)          (371)            (406)
  Foreign currency forward exchange contract
   gains (losses)  (Note F)                                                (606)        (2,399)             497
  Foreign currency transaction gains (losses)                              (589)           502             (114)
  Copper contracts gains (losses)  (Note F)                                  --            372             (304)
                                                                      ---------     -----------       ----------
TOTAL OTHER INCOME (EXPENSE)                                             (1,234)        (1,539)            (166)
                                                                      ---------     -----------       ----------
EARNINGS (LOSS) BEFORE INCOME TAXES                                        (715)       (12,027)           3,237

INCOME TAXES  (Note K)                                                     (740)          2,300            2,620
                                                                      ---------     -----------       ----------
NET EARNINGS (LOSS)                                                   $      25    $  (14,327)       $     617
                                                                      ---------     -----------       ----------
EARNINGS (LOSS) PER COMMON SHARE
  BASIC                                                               $      --    $    (1.31)       $     .06
                                                                      ==========    ============      ==========
  DILUTED                                                             $      --    $    (1.31)       $     .06
                                                                      ===========   ============      ==========

                 See notes to consolidated financial statements.


NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands of U.S. Dollars, except shares)

                                                                                   Common      Additional
                                                         Common Stock              Shares       Paid-in    Accumulated
                                                     Share        Amount         Subscribed     Capital      Deficit

BALANCE - December 31, 1995                         9,492,254     $      475      $      --    $  31,336   $   (9,149)

  Net earnings                                             --             --             --           --          617
  Compensation relating to options
   issued to non-employees                                 --             --             --           45           --
  Exercise of options                                  23,400              1             --           86           --
                                                    ---------     -----------     ----------    ---------   ----------
BALANCE - December 31, 1996                         9,515,654            476             --       31,467       (8,532)

  Net loss                                                 --             --             --           --      (14,327)
  Exercise of options                                  35,600              2             --          153           --
  Common shares issued in
   public offering, net of offering costs           2,460,000            123             --       10,561           --
  Compensation relating to options
   issued to non-employees                                 --             --             --          110           --
  Conversion of debt to common shares                 349,549             17             --        1,731           --
  Common shares subscribed                                 --             --          2,700           --           --
  Compensation relating to options issued                  --             --             --          (23)          --
                                                   ----------     -----------     ----------    ---------   ----------
BALANCE - December 31, 1997                        12,360,803            618          2,700       43,999      (22,859)

  Net earnings                                             --             --             --           --           25
  Issuance of common shares subscribed                600,000             30         (2,700)       2,670           --
  Costs related to common shares subscribed                --             --             --           (4)          --
  Compensation relating to options issued
   to non-employees                                        --             --             --           62           --
  Change in par value of common shares from
   $.05 per share to no par value                          --         46,727             --      (46,727)          --
                                                   ----------     -----------     ----------    ---------   ----------
BALANCE - December 31, 1998                        12,960,803     $   47,375      $      --    $      --   $  (22,834)
                                                   ==========     ===========     ==========    =========   ==========

                 See notes to consolidated financial statements.


NORD PACIFIC LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands of U.S Dollars)

                                                                 1998                 1997            1996

OPERATING ACTIVITIES

  Net earnings (loss)                                          $       25        $  (14,327)      $     617
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
       Depreciation                                                 1,573              1,148           1,278
       Amortization                                                 6,619              3,565           3,259
       Abandoned and impaired properties                               96             14,293             191
       Compensation relating to stock options                          62                110              45
       Unrealized loss on foreign currency contracts                  606              2,399             988
       Foreign currency transaction (gain) loss                        --               (502)            114
       Deferred income taxes                                         (740)             2,300           2,620
       Provision for retirement benefits                              167                104              --
       Derivative financial instruments                                --               (372)            304
       Change in assets and liabilities:
          Accounts receivable                                        (330)               146            (764)
          Inventories                                                 (16)                (9)            (45)
          Prepaid expenses                                             50                (42)             80
          Accounts payable                                            823               (319)            158
          Accrued expenses and other liabilities                   (1,760)               374             339
                                                               -----------        -----------      ----------
            Net cash provided by operating activities               7,175              8,868           9,184
                                                               -----------        -----------      ----------
INVESTING ACTIVITIES
  Capital expenditures                                               (440)              (473)           (771)
  Deferred exploration and development costs                       (6,726)           (10,720)         (8,154)
  Deferred costs associated with ore under leach                   (5,117)            (4,023)         (4,992)
                                                               -----------        -----------      ----------
            Net cash used in investing activities                 (12,283)           (15,216)        (13,917)
                                                               -----------        -----------      ----------
FINANCING ACTIVITIES
  Borrowing of long-term debt                                       1,521              2,981             789
  Repayments of long-term debt                                     (1,383)            (5,153)         (1,185)
  Billings from Nord Resources Corporation, net                       343                669             947
  Restricted cash                                                      --                 --           1,080
  Issuance of common shares for cash                                2,700             12,300              --
  Costs associated with issuance of common shares                      (4)            (1,735)           (265)
  Stock options exercised                                              --                155              87
                                                               -----------        -----------      ----------
            Net cash provided by financing activities               3,177              9,217           1,453
                                                               -----------        -----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                     (4)                43              63
                                                               -----------        -----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,935)             2,912          (3,217)

CASH AND CASH EQUIVALENTS - beginning of year                       3,351                439           3,656
                                                               -----------        -----------      ----------
CASH AND CASH EQUIVALENTS - end of year                        $    1,416         $    3,351       $     439
                                                               ===========        ===========      ==========
CASH PAID FOR INTEREST                                         $      241         $      371       $     384
                                                               ===========        ===========      ==========
NON-CASH TRANSACTIONS
   Purchase of derivative financial instruments                $       --         $       --       $     311
                                                               ===========        ===========      ==========
   Conversion of long-term debt due to Nord Resources
     Corporation into common stock  (Note G)                   $       --         $    1,748       $      --
                                                               ===========        ===========      ==========
   Common stock subscribed                                     $       --         $    2,700       $      --
                                                               ===========        ===========      ==========

                 See notes to consolidated financial statements.


NORD PACIFIC LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31,1998, 1997 AND 1996

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Basis of Presentation

     Nord Pacific Limited and its subsidiaries (collectively, the "Company") are engaged in the production of copper and in the exploration for gold, copper, nickel cobalt and other minerals in Australia, Papua New Guinea (PNG"), North America and Mexico.

     In June 1998, the Company's shareholders approved the discontinuance of the Company from Bermuda and approved its continuance into the Province of New Brunswick, Canada, effective September 30, 1998. As a Canadian Company, the Company is required to report its financial statements in accordance with generally accepted accounting principles in Canada. These principles differ in certain respects from those in the United States as described in Note N.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 40% interest in the Girilambone copper property in Australia and its 50% interest in the Girilambone North Project (collectively "Girilambone"). The financial statements include the Company's proportionate share of the assets, liabilities and operations of Girilambone. All significant intercompany accounts and transactions are eliminated at consolidation.

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

Deferred Costs Associated with Ore Under Leach

     Costs at Girilambone incurred with respect to ore under leach are deferred and amortized using the units of production method over the remaining estimated reserves. The Company continually evaluates and refines estimates used to determine the amortization and carrying amount of deferred costs associated with ore under leach based upon actual copper recoveries and mine operating plans.

Property, Plant and Equipment

     Plant, mining and milling equipment at Girilambone is depreciated using the units-of-production method over the estimated remaining reserves. Furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years.

Deferred Exploration and Development Costs

     All costs directly attributable to exploration and development are deferred. Costs related to producing properties are amortized using the units-of-production method over the estimated recoverable reserves. Deferred costs are carried at cost, not in excess of anticipated future recoverable value, and are expensed when a project is no longer considered commercially viable.

Impairment of Mining Properties and Projects

     Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Events or circumstances that may indicate that the carrying amount may not be recoverable include a significant decrease in current or forward commodity prices, a significant reduction in estimates of proven and probable reserves, and significant increases in operating costs, capital requirements or reclamation costs. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recorded to reduce the carrying amount of the mining project or property to its estimated net recoverable amount.

     Impairments are generally assessed for each individual mining project, except where it is not practical to separately identify the net recoverable amount of related properties which are operated on a combined basis.

Debt Issuance Costs

     Professional fees and other costs relating to the issuance of debt are capitalized and amortized over the term of the related borrowings.

Foreign Currency Translation

     The functional currency for operations conducted in Australia is the U.S. dollar. Adjustments to monetary assets and liabilities denominated in Australian dollars as a result of changes in the exchange rate between U.S. dollars and Australian dollars are recognized currently in the statement of operations as foreign currency transaction gains and losses.

Financial Instruments

     Gains and losses related to qualifying hedges of anticipated copper sales are deferred and recognized in the statement of operations as a component of sales at the settlement date. Option premiums incurred are deferred until the date of settlement or expiration of the option.

     Realized and unrealized gains and losses on foreign currency forward exchange contracts and other derivative financial instruments that do not qualify as hedges are recognized currently in the statement of operations. Unrealized gains or losses are included as assets or liabilities in the balance sheet.

Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and warrants outstanding.

The following sets forth the calculation of basic and diluted earnings per share:

                                                                       Year Ended December 31,
                                                                   1998 (1)        1997 (2)      1996 (3)
                                                                              (In thousands)
Earnings (loss) available to common shareholders                $        25     $  (14,327)     $     617
                                                                ===========     ===========     ==========
Weighted average common shares outstanding
  during the period                                                  12,961          10,935        10,053

  Add dilutive effect of stock options                                   --              --         1,634
                                                                -----------     -----------     ----------
Weighted average common shares outstanding
  during the period including the effects of
  dilutive securities                                                12,961          10,935        11,687
                                                                ===========     ===========     ==========
Basic earnings (loss) per share                                  $       --     $    (1.31)     $     .06
                                                                ===========     ===========     ==========
Diluted earnings (loss) per share                                $       --     $    (1.31)     $     .05
                                                                ===========     ===========     ==========


(1) At December 31, 1998, options to purchase 2,299,998 common shares at prices ranging from $2.41 to $5.69 per share were outstanding, but were not included in the computation of diluted income per share for the year ended December 31, 1998. The effect of the assumed exercise of these options was antidilutive.

(2) At December 31, 1997, options to purchase 1,924,678 common shares at prices ranging from $2.54 to $5.69 per share and warrants to purchase 1,404,775 common shares at $6.50 per share were not included in the computation of diluted loss per share at December 31, 1997. The effect of the assumed exercise of these options and warrants was antidilutive. The options expire at various dates from 1999 to 2008. The warrants expired in 1998.

(3) At December 31, 1996, options to purchase 1,664,200 common shares at prices ranging from $2.54 to $4.50 were included in the calculation of diluted earnings per share at December 31, 1996. These options expire at various dates from 1999 to 2004.

Reclassifications

     Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements to conform to the classifications used in 1998.

B.  GIRILAMBONE

     The Company is a 40% joint venturer in the Girilambone Copper Property and a 50% joint venturer in the Girilambone North Copper Property in Australia. In 1996, mining commenced in the Girilambone North Project area and the ore from this property is being processed through the existing Girilambone plant. Following is a condensed balance sheet of Girilambone and the corresponding amounts included in the Company's financial statements:


                                                                                 Amounts Included
                                                  Total Girilambone              In Accompanying
                                                   Joint Ventures              Financial Statements
Balance Sheet Data                                   December 31                   December 31
(In thousands)                                    1998           1997            1998          1997

Current assets                                $    3,132      $    1,638    $    1,290    $     658
Deferred costs associated with ore under
  leach, net                                      19,290          19,934         9,413        8,970
Property, plant and equipment, net                 7,356          10,541         2,981        4,244
Deferred exploration and development
  costs, net                                      19,685          16,602         3,527        4,335
                                              -----------     -----------   ------------   ---------
Total assets                                      49,463          48,715        17,211       18,207

Current liabilities                               (4,071)         (2,230)       (1,749)        (948)
                                              -----------     -----------   ------------   ---------
Partners' equity                               $  45,392       $  46,485     $  15,462    $  17,259
                                              ===========     ===========   ============  ==========
Company's share of equity                      $  16,916       $  18,846

Less elimination                                 (1,454)         (1,587)
                                               ---------       ----------
Net assets recorded by the Company             $  15,462       $  17,259
                                               ==========      ===========

     The difference between the net assets of Girilambone and the Company's investment in Girilambone is being amortized using the units-of-production method as a reduction of depletion expense.

Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint venture's financial statements. Copper production is distributed to each venturer based on their respective ownership interest. The sale of copper produced is the responsibility of each venturer. Cost and expense data related to the operation of the mine is as follows:

                                                Year Ended December 31,
                                           1998           1997          1996
                                                       (In thousands)
Cost of copper sales:
  Total Girilambone                         $24,563        $21,048      $21,993
  Included in financial statements           10,251          8,696        8,969

General and administrative:
  Total Girilambone                         $   398        $   538      $   569
  Included in financial statements              182            242          257


C.  PROPERTY, PLANT AND EQUIPMENT

                                                     December 31,
                                                1998              1997
                                                    (In thousands)

Land                                          $     362      $      302
Plant, mining and milling equipment               9,439           9,211
Furniture and fixtures                              708             712
                                              ---------      -----------
                                                 10,508          10,225
Less accumulated depreciation                    (6,904)         (5,488)
                                              ---------      -----------
                                              $   3,605      $    4,737
                                              =========      ===========


D.  DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Deferred exploration and development costs by prospect are as follows:

                                                         December 31,
                                                      1998          1997
                                                        (In thousands)

Ramu                                                 $ 9,519      $  4,263
Tabar Islands                                          4,355         4,275
Girilambone exploration area (including Tritton)       5,006         3,978
Other                                                    261           976
                                                     --------      --------
                                                     $19,141      $ 13,492
                                                     ========     ==========

Ramu

     The Company has a 35% interest in the Ramu Joint Venture ("Ramu") which was formed to explore for nickel and cobalt in PNG. A feasibility study conducted in 1998 projects that commercial production of nickel and cobalt is economically feasible at Ramu.
However, the Company does not have sufficient resources to fund its share of the estimated $838,000,000 of development costs and is seeking additional funding for these costs.

     The government of PNG has the right to acquire an interest of up to 30% in Ramu for an amount equal to its pro-rata share of the accumulated exploration expenditures at the time a development decision is made. If it exercises this right, the government is required to contribute to further exploration and development expenditures in proportion to its interest in the project. Each joint venture partner's interest in Ramu would be reduced proportionately if the government exercises this right.

     Another party may elect within 180 days of receiving details of any proposed commercial development of Ramu, to participate in such development up to a 10% interest by paying its share of those development costs. This party was provided these details in January 1999 and has until June 1999 to elect to participate. Each joint venture partner's interest in Ramu would be reduced proportionately in the event that this company elects to participate.

Tabar Islands

     The Company owns a 100% interest in a gold exploration project in the Tabar Islands ("Tabar"), north of PNG. On December 3, 1996, the Company was granted a mining lease to develop and operate a gold mine on Simberi Island. While the government of PNG will have no participating interest, if production commences, a royalty of 2% of sales will be payable to the government.

     At December 31, 1997, the Company owed one of Tabar's former owners $650,000 upon the issuance of a Special Mining Lease by the Government of PNG. In 1998, it was determined that a Special Mining Lease would not be issued. Accordingly, the Company eliminated the note payable with a corresponding credit to deferred exploration and development costs.

     Tabar's former owners have an option to reacquire 50% of the project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually. If the option is exercised, the former owners would be required to pay to the Company 250% of its cumulative expenditures for mine development from July, 1994 to the date the option is exercised. Expenditures from July, 1994 through December 31, 1998, total approximately $12,057,000.

     Due to the precipitous decline in gold prices during the fourth quarter of 1997, the Company reviewed the carrying costs of and anticipated cash flows from the project to determine if it was impaired. The Company determined that future cash flows, based on estimated resources, were insufficient at projected gold prices to support the $17,656,000 carrying value of the project. The Company therefore recorded a provision for impairment of $13,381,000 at December 31, 1997 to reduce the carrying value of the project to its estimated net recoverable amount of $4,275,000.

Girilambone Exploration Area

     The Company has a 50% interest in an exploration joint venture formed to explore areas adjacent to its Girilambone copper mine.

Under the terms of the joint venture agreement the Company is required to fund its 50% share of exploration costs. Exploration efforts are continuing in the Girilambone exploration area to identify additional mineable reserves.

     The Company is seeking additional funding to develop its properties. The Company cannot predict the availability of funds to develop these properties and thus whether the deferred exploration and development costs will ultimately be recovered.


E.  LONG TERM DEBT

                                                    December 31,
                                               1998            1997
                                                   (In thousands)

Girilambone financing agreement                $ 3,000     $  2,861
Less current maturities                          (600)       (2,548)

Long-term debt                                 $ 2,400    $     313


The long-term debt matures as follows:

                      1999                $    600
                      2000                   2,400
                                           $ 3,000

Girilambone Financing Agreement

     In December 1998, the Company restructured its Girilambone financing agreement with the lender. The borrowing limit was increased to $3,000,000 at December 31, 1998 and will be increased to a maximum of $3,600,000 in 1999. The loan bears interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2%. Principal payments are payable quarterly beginning September 30, 1999 at the greater of 50% of available cash flow, as defined, for the quarter ending on the relevant repayment date or the amount required to reduce the amount outstanding to $3,400,000 on September 30, 1999, $2,400,000 on
December 31, 1999, $1,100,000 on March 31, 2000 and to zero on June 30, 2000. The agreement also contains certain debt coverage ratio requirements. As collateral on the loan, the lender has a security interest in the Australian assets of the Company including the Company's share of assets of and production from Girilambone.

     Under the agreement, all cash proceeds generated from Girilambone operations are required to be deposited with the lender to be used to pay any costs and expenses related to the project, bank fees, interest and principal and to fund a reserve account with the lender. Any remaining proceeds are available, at the lender's discretion, for use by the Company.

     The estimated fair value of the Company's outstanding debt at December 31, 1998 and 1997 approximates its carrying amount.

F.  FINANCIAL INSTRUMENTS

     The Company utilizes certain financial instruments, primarily copper hedging agreements and foreign currency forward exchange contracts, to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar.

Copper Agreements

     The Company's strategy has been to enter into put options and swap agreements which are designated as hedges of future copper production.

     In November 1996, the Company purchased put options at a cost of $.08 per pound of copper covering 4,000,000 pounds of copper. In 1997, the Company purchased put options for an additional 11,900,000 pounds of copper at a cost of $.05 per pound of copper. These put options matured ratably each month from January 1998 through December 1998. This hedging program assured that the Company received a minimum gross price of $.90 per pound of copper, and benefited from any increases in the copper price above $.90 per pound.

     The Company entered into swap and call option agreements with a single counterparty covering a total of 13,200,000 pounds of copper which settled each month during 1997. The swap agreements locked in a fixed forward price as a floor, and the call options permitted the Company to benefit from an increase in copper price above the call price. Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company received $l.02 per pound plus the excess, if any, of the market price of copper (as quoted on the London Metals Exchange) over $1.11 per pound. The copper swap agreements equal to the anticipated level of copper sales were designated as hedges, with gains and losses reflected as the hedged copper was sold. The swap agreements in excess of the anticipated copper sales and the call options did not qualify as hedges and were marked to market with unrealized and realized gains or losses included in operations.

     Sales for the years ended December 3l, 1998, 1997 and 1996, include gains of $1,616,000, losses of $54,000 and gains of $1,058,000, respectively, that were realized in settlement of copper hedging contracts.

     The Company has entered into swap agreements covering a total of 11,905,000 pounds of copper at a fixed cost of $.75 per pound, representing approximately 75% of the Company's share of budgeted production for 1999. Contracts totaling 992,000 pounds of copper are settled monthly. Upon settlement, the Company receives the difference between the fixed price and the current price of copper if the current price is lower, or the Company pays the difference if the current price is higher. As a result, the Company is assured of receiving a price of $.75 per pound for this hedged production.

      The following table summarizes the market value of the copper contracts determined based upon price quotes received from the counterparty to the agreements.

                                                Strike Price    Fair Value -
                           Notional Amount        Per Pound        Asset
At December 31, 1998:
  Swap contracts          11,905,000 pounds        $.75          $  737,200

At December 31, 1997:
  Purchased put
  options                 15,873,000 pounds        $.90          $1,524,600

Foreign Currency Forward Exchange Contracts

     The Company has entered into foreign currency forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1998, the Company recognized a loss of $606,000 compared to a loss of $2,399,000 in 1997 and a gain of $497,000 in 1996 on these contracts. Outstanding contracts at December 31, 1998, total $15,750,000 and mature in monthly installments of $750,000 at an average exchange rate of A$1.00 = U.S. $.742.

Counterparty Risk

     The Company is exposed to credit risks in the event of nonperformance by the counterparties to the various agreements described above. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.

G.  NORD RESOURCES CORPORATION

     Nord Resources Corporation ("Resources") owned approximately
28.5% of the outstanding common stock of the Company as of December 31, 1998 and 1997.

     In October 1996, the Board of Directors of Resources unanimously agreed to make available to the Company, at Resources' discretion, an operating loan payable on demand and bearing interest at the prime rate plus 1%. In June 1997, advances made to the Company by Resources, net of repayments, totaled $3,747,745. In July and August 1997, the Company repaid $2,000,000 of the amount outstanding. Concurrent with the closing of the Company's Canadian offering on July 3, 1997, Resources converted the remaining amount outstanding into 349,549 Units at $5.00 per unit. Each Unit consisted of one share of common stock and one-half of one purchase warrant. The purchase warrants expired unexercised in 1998. Interest expense paid to Resources totaled $114,000 for the year ended December 31, 1997.

     In December 1997, the Company closed its office in Dayton, Ohio and moved its administrative functions to Albuquerque, New Mexico. In January 1998, under the terms of a cost sharing agreement, it began sharing office space, administrative personnel and expenses with Resources on a 50/50 basis.

     In 1997 and 1996, Resources provided certain services to the Company under a management agreement. Under the terms of the management agreement, Resources was paid a monthly fee of $7,000 and was reimbursed for all direct expenses incurred on behalf of the Company. Management believes that the costs that would have been incurred had the Company obtained such services on a stand-alone basis would have approximated the amounts paid to Resources. Total amounts paid to Resources were $566,000 and $415,000 for the years ended December 31, 1997 and 1996, respectively.

H.  OPERATING LEASES

     The Company leases its office space and certain equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable operating leases for the years ended December 31 are as follows:


                      1999                $ 132,100
                      2000                  135,112
                      2001                  135,953
                      2002                  136,798
                   Thereafter               226,296
                                          $ 766,259


     Rent expense for operating leases was $112,433, $125,885 and $206,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

I.  SHAREHOLDERS' EQUITY

Canadian Offering

     On July 3, 1997, the Company closed its public stock offering in Canada. The offering consisted of the sale of 2,460,000 units, consisting of one common share and one-half of one purchase warrant. Each whole purchase warrant entitled the holder to purchase one share of common stock at C$9.00. The Company also issued 225,000 warrants to the underwriter. Each warrant entitled the underwriter to purchase one share of common stock at C$6.90 prior to July 3, 1998. All of these warrants expired unexercised on July 3, 1998. Gross proceeds from the offering totaled US$12,300,000 (C$16,974,000). The Company received net proceeds of US$10,684,000 (C$14,574,000) after payment of commissions, certain legal fees, and other related costs.

Private Placement to Mineral Resources Development Company Pty,
Limited ("MRDC")

     On December 12, 1997, the Company completed the sale of 600,000 common shares to MRDC, a corporation wholly owned by the Government of Papua New Guinea. These shares were sold at a price of US$4.50
(C$6.40) per share and gross proceeds totaled US$2,700,000
(C$3,840,000). After payment of certain legal and issuance costs, net proceeds were US$2,677,000.

Stock Option Plans and Other Option Grants

     The Company has established three incentive stock option plans, the 1989 Stock Option Plan, the 1991 Stock Option Plan and the 1995 Stock Option Plan (the "Plans") for the benefit of employees and directors of the Company. During 1998, 1997 and 1996, options outstanding not governed by the terms of the Plans (the "Non-Plan Options") totaling 385,000, 150,000 and 224,000 shares, respectively, have been granted to officers and directors of the Company. During 1998, 1997 and 1996, Non-Plan Options totaling 49,000, 53,000 and 33,600 shares, respectively, were issued to certain consultants to the Company.

     Options are granted at an exercise price equal to or in excess of the quoted market price on the date of the grant. Options are generally exercisable beginning six months to three years from date of grant and expire over a five to ten year period from date of grant.
At December 31, 1998, 104,080 shares are available for future option grants under the terms of the Plans.

     A summary of the status of the Company's outstanding stock options as of December 31, 1998, 1997 and 1996 and changes during the years then ended follows:

                                             1998                      1997                      1996
                                                  Weighted                  Weighted                   Weighted
                                                   Average                  Average                    Average
                                                  Exercise                  Exercise                   Exercise
                                       Options      Price        Options     Price         Options     Price

Outstanding at Beginning of
  Year                                 1,924,678   $ 4.26      1,664,200     $ 4.05       1,342,400      $3.95
Granted                                  499,000     2.68        296,078       5.47         347,200       4.50
Exercised                                     --       --       (35,600)       4.34        (23,400)       3.75
Forfeited                              (123,680)     4.38             --         --         (2,000)       4.40
                                       ---------               ---------                  ----------
Outstanding at End of Year             2,299,998     3.92      1,924,678       4.26       1,664,200       4.05
                                       =========   ======      =========     =======      ==========
Options Exercisable at Year-End        1,923,998   $ 4.04      1,574,800     $ 4.10       1,161,600     $ 3.95



The following table summarizes information about stock options outstanding at December 31, 1998:


                                       Weighted
                                        Average
Exercise Prices        Options       Contract Life       Options
   Per Share         Outstanding        (Years)        Exercisable

        $2.41          100,000             4.42                --
         2.54          216,000             3.00           216,000
         2.75          383,000             5.94           198,000
         3.91           36,000             3.25            36,000
         4.00          362,000             1.12           362,000
         4.26          272,800             4.95           272,800
         4.38           84,000             5.26            84,000
         4.45          264,000              .26           264,000
         4.50          309,120             3.10           309,120
         4.80           12,000             5.03            12,000
         5.25          111,078             6.72            70,078
         5.69          150,000             2.75           100,000
   $2.41-5.69        2,299,998             4.04         1,923,998


Stock Bonus Plan

     The 1990 Stock Bonus Plan provides for the issuance of up to 80,000 common shares as incentive bonuses. At December 31, 1998, 76,193 shares have been awarded and 3,807 shares are available for future awards.

J.  SIGNIFICANT CUSTOMERS

     Sales in 1998 included copper sales to two customers of $8,026,000 and $3,051,000. Sales in 1997 included copper sales to three customers of $8,277,000, $2,991,000 and $2,507,000. Sales in
1996 included copper sales to two customers of $11,309,000 and $2,521,000. Management does not believe that the loss of any of these customers would have a material adverse effect on the Company.

K.   INCOME TAXES

     Income tax expense consists entirely of future income taxes payable in Australia. These amounts differ from the amounts computed by applying the U.S. statutory income tax rate of 35% to consolidated income before income tax expense as a result of the following:


                                                              Year Ended December 31,
                                                        1998               1997             1996

Income taxes at statutory rate                     $       (250)       $  (4,060)        $    1,101

Foreign income taxes at effective rates in
  excess of the statutory rate                               14              (98)               121

Change in the valuation allowance for
  deferred tax assets                                      (176)           4,266                196

Non-deductible losses of subsidiaries                       233            1,832              1,000

Adjustment of deferred taxes provided
   for in prior years in Australia                       (1,250)              --                 --

Other                                                       689              360                202
                                                    -----------       -----------        ----------
  Total                                             $      (740)      $    2,300         $    2,620
                                                    ===========       ===========        ==========

     The tax effects of temporary differences that give rise to future income tax assets and future income tax liabilities for Australia, the United States, Papua New Guinea and Mexico are as follows:

                                                                    December 31,
                                                              1998                    1997
                                                                    (In thousands)
Australia:
  Future income tax assets:
   Development cost carryforwards                          $         --           $       682
   Other                                                             --                   867
                                                           -------------          ------------
                                                                     --                 1,549
  Future income tax liabilities:
   Deferred leach costs                                          (3,389)               (3,229)
   Exploration and development costs                               (245)               (3,004)
   Plant, property and equipment                                 (1,626)                 (648)
   Other                                                            (40)                 (708)
                                                           -------------          ------------
                                                                 (5,300)               (7,589)
                                                           -------------          ------------
   Total Australia                                         $     (5,300)          $    (6,040)
                                                           =============          =============
United States:
  Future income tax asset:
   Net operating loss carryforwards                        $      1,518            $    1,466
   Other                                                             --                    37
                                                           -------------          ------------
                                                                  1,518                 1,503
     Valuation allowance                                         (1,518)               (1,503)
                                                           -------------          -------------
   Total United States                                     $         --            $       --
                                                           =============          =============
Papua New Guinea:
  Future income tax asset:
   Exploration cost carryforwards                          $      5,802            $    5,995
  Valuation allowance                                            (5,802)               (5,995)
                                                           -------------          ------------
   Total Papua New Guinea                                  $         --            $       --
                                                           =============          =============
Mexico:
 Future income tax asset-net operating loss
    carryforwards                                          $        725            $      723
 Valuation allowance                                               (725)                 (723)
                                                           -------------          ------------
   Total Mexico                                            $         --            $       --
                                                           =============          =============

     A valuation allowance has been provided for all of the Company's net future income tax assets in the United States, Papua New Guinea and Mexico based on the history of operating losses for the Company in these countries and limitations on the use of the carryforwards. The
Company's operations in Canada in 1998 are insignificant.



L.  PENSION PLANS

     The Company has a defined contribution pension plan covering certain employees of its Australian operations. Under the terms of the plan, the Company contributes an amount equal to 10% of the employee's wages. Pension costs were $38,000, $48,000 and $47,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

     The Company has an unfunded non-contributory defined benefit program for two of its executive officers. Under the terms of the program for one of the executive officers, the Company is obligated to pay a lump sum benefit that matches the difference, if any, between the present value of the executive's retirement benefit and the cash surrender value of an insurance policy owned by the executive at age
62. At December 31, 1998 and 1997, the cash surrender value of the policy of $275,265 and $223,016, respectively, has been offset against the accrued retirement benefits liability.

    The following tables set forth the changes in the projected benefit obligation for the years ended December 31, 1998, 1997 and 1996 and the funded status of the plan and amounts recognized in the Company's balance sheet at December 31, 1998 and 1997:


                                                          December 31,
                                                1998         1997        1996
                                                        (In thousands)
Change in projected benefit obligation
  Benefit obligation, beginning of period     $   350      $   501     $   413
  Service cost                                     23           --          42
  Interest cost                                    15           --          --
  Actuarial (gain) loss                          (117)        (151)         46
  Benefit obligation, end of period           $   271      $   350     $   501


                                                       December 31,
                                                   1998           1997
Funded status:
   Projected benefit obligation unrecognized     $  (271)        $ (350)
   Unrecognized net loss                               9            246
   Unrecognized prior service cost                   103             --
   Net amount recognized                         $  (159)        $ (104)

Amounts recognized in the balance sheet:
   Accrued benefit liability                     $  (271)        $ (104)
   Intangible asset                                  112             --
   Net amount recognized                         $  (159)        $ (104)





     The following tables set forth the components of net periodic benefit costs for the years ended December 31, 1998, 1997 and 1996:



                                                       Year Ending December 31,
                                                    1998            1997              1996
                                                               (In thousands)

Components of net periodic benefit cost:
  Service cost                                    $    23         $     --           $   42
  Interest cost                                        15               --               --
  Recognized net actuarial gain                       (14)              --               --
  Net periodic benefit cost                       $    24         $     --           $   42

Assumptions:
  Discount rate                                      6.75%            7.25%            7.00%
  Expected return on plan assets                       NA               NA               NA
  Rate of compensation increase                      0.00%            0.00%            5.00%



M.  EMPLOYMENT AGREEMENTS

     The Company has agreements with two of its officers which contain change in control provisions which would entitle one officer to receive 50% of his salary and the other officer to receive 200% of his salary in the event of a change in control of the Company and a change in certain conditions of their employment. The maximum contingent liability under these agreements is approximately $470,000 at December 31, 1998.

N.  DIFFERENCE BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING
    PRINCIPLES

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

     Canadian accounting principles provide for the deferral of exploration expenditures until such time as the property is put into production or the property is abandoned or disposed of through sale, or when it is no longer considered to be commercially viable. For U.S. GAAP purposes, the Company has elected to expense all exploration costs until such time as the Company establishes, generally by completing a detailed feasability study, that a commercially minable deposit exists.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that a company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Under U.S. GAAP, the accumulated other comprehensive income at both December 31, 1998 and 1997, is $798,000, representing cumulative foreign currency translation adjustments. Since there was no change in this amount in 1998, 1997 or 1996 comprehensive income under U.S. GAAP is equal to the net loss under U.S. GAAP for those periods presented below.

     Other differences between Canadian GAAP and U.S. GAAP as they relate to these financial statements are not significant.

     The application of U.S. GAAP would have had the following effect on the Company's balance sheets:

                                          December 31,
                                  1998                 1997
                                         (In thousands)

                               Canadian    U.S.     Canadian     U.S.
                                 GAAP      GAAP       GAAP       GAAP

   Deferred exploration and
       development costs        $ 19,141  $12,167    $ 13,492   $ 6,570

     Deferred tax liability    $   5,300  $ 3,498    $  6,040   $ 4,608

     Shareholders' equity       $ 25,339  $20,167    $ 25,256   $19,766

The application of U.S. GAAP would have had the following effect on the Company's statements of operations:

                                               Year ended December 31,
                                         1998       1997             1996
                                                    (In thousands)

 Net earnings (loss) - Canadian GAAP    $    25   $(14,327)    $     617

 Accounting for exploration costs          (322)     10,385        (4,351)
  Income tax effect                         370         638          (154)

  Net loss - U.S. GAAP                  $   (73)   $ (3,304)    $  (3,888)

 Loss per share - U.S. GAAP             $    --    $   (.30)    $    (.39)

 Additional Disclosures Required Under U.S. GAAP - Stock Compensation

     For U.S. GAAP purposes, the Company has elected to measure compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's option grants in 1995 and subsequent years been determined based on the fair value of the options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share under U.S. GAAP would have been reduced to the pro forma amounts indicated below:

                                                Year Ended December 31,
                                           1998           1997        1996
                                                    (In thousands)

  Net loss - U.S. GAAP    As reported    $    (73)    $ (3,304)    $ (3,888)
                          Pro forma          (614)      (3,770)      (4,504)

  Loss per share - U.S.
      GAAP                As reported    $     --    $   (.30)        (.39)
                          Pro forma          (.05)        (.34)        (.45)

The assumptions used in determining the fair value of options granted during 1998, 1997 and 1996 are as follows:

                                 1998          1997           1996
   Expected volatility            73%          55%            55%
   Expected life of grant       3 years     2.5 years       3 years
   Risk-free interest rate      5.567%        6.05%          5.03%
   Expected dividend rate        None          None           None

     The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $1.14, $2.06 and $1.87, respectively.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements prepared under U.S. GAAP.

  The Accounting Standards Executive Committee ("AcSEC") of the AICPA has issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective for financial statements for fiscal years beginning after December 31, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company does not believe that the adoption of SOP 98-5 will have any effect on its current financial statements prepared under U.S.GAAP.

O.   ENVIRONMENTAL CONTINGENCIES

     At December 31, 1998, the Company had reserves of approximately $115,000 for remediation of certain Australian and Papua New Guinea sites and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can reasonably be estimated.

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

     3.2   Certificate of Amendment of Certificate of
           Incorporation of Registrant.                              **

     3.3   Certificate of Amendment of Certificate of
           Incorporation of Registrant.  Reference is made
           to Exhibit 3:3 of Registrants Form 10-K for the
           year-ended December 31, 1997, which exhibit is
           incorporated by reference.                                **

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

     10.5  Amendment and Waivers dated August 1991 of
           Guaranty of Lease dated May 15, 1988 given by
           Registrant to ATEL Financial Corporation.
           Reference is made to Exhibit 19.6 of
           Registrant's Report on Form 10-Q for the period
           ended September 30, 1991, which exhibit is
           incorporated herein by reference.                         **

                                                                     PAGE
                                                                     NUMBER

     10.6  Amendments and Waivers dated November 1991 of
           Guaranty of Lease dated May 15, 1988 given by
           Registrant to ATEL Financial Corporation.
           Reference is made to Exhibit 10.75 of
           Registrant's Report on Form 10-K for the year
           ended December 31, 1991, which exhibit is
           incorporated herein by reference.                         **

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

     10.9  Addendum to License for Proprietary Pigment
           Technologies dated December 1987.  Reference is
           made to Exhibit 10.34 of Registrant's Report on
           Form 10-K for the year ended December 31, 1988,
           which exhibit is incorporated herein by
           reference.                                                **

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

                                                                     PAGE
                                                                     NUMBER

     10.12 Joint Venture Agreement between Nord Southern
           Dolomite Company and Istria, N.V. forming
           Manatee Gateway No. I.  Reference is made to
           Exhibit (10)(d) (i) of Registrant's Registration
           Statement on Form S-2 (No. 33-00961), which
           exhibit is incorporated herein by reference.              **

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

     10.23 Amendment No. 1 to Nord Resources Corporation
           1989 Stock Option Plan.  Reference is made to
           Exhibit 10.55 of Registrant's Report on Form 10-
           K for the year ended December 31, 1990, which
           exhibit is incorporated herein by reference.              **

     10.24 Amendment No. 2 to Nord Resources Corporation
           1989 Stock Option Plan.  Reference is made to
           Exhibit 10.23 of Registrant's Report on Form 10-
           K for the year ended December 31, 1994, which
           exhibit is incorporated herein by reference.              **

     10.25 Amendment No. 3 to Nord Resources Corporation
           1989 Stock Option Plan.  Reference is made to
           Exhibit 10.26 of Registrant's Report on Form 10-
           K for the year ended December 31, 1995, which
           exhibit is incorporated herein by reference.              **

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

     10.28 Amendment No. 2 to Nord Resources Corporation
           1991 Stock Option Plan.  Reference is made to
           Exhibit 10.29 of Registrant's Report on Form 10-
           K for the year ended December 31, 1995, which
           exhibit is incorporated herein by reference.              **

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

     10.58 Loan Agreement dated August 6, 1992 between DEG-
           Deutsche Investitions-Und Entwicklungsgesell
           Schaft MBH ("DEG") and SRL.  Reference is made
           to Exhibit 10.73 of Registrant's Report on Form
           10-K for the year ended December 31, 1992, which
           exhibit is incorporated herein by reference.              **

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

     10.62 Amendment No. 1 dated November 18, 1992 to
           Investment Agreement between SRL and IFC.
           Reference is made to Exhibit 10.76 of
           Registrant's Report on Form 10-K for the year
           ended December 31, 1992, which exhibit is
           incorporated herein by reference.                         **

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

                                                                     PAGE
                                                                     NUMBER

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

     10.93 Agreement between Sierra Rutile Limited and the
           Government of Sierra Leone dated 3 January 1995.
           Reference is made to Exhibit 10.86 of
           Registrant's Report on Form 10-K for the year
           ended December 31, 1994, which exhibit is
           incorporated herein by reference.                         **

     10.94 Letter dated February 22, 1995 regarding Sierra
           Rutile Limited Development Bank Financing.
           Reference is made to Exhibit 10.92 of
           Registrant's Report on Form 10-K for the year
           ended December 31, 1994, which exhibit is
           incorporated herein by reference.                         **

     10.95 Agreement and Fourth Amending Agreement dated
           March 24, 1995 between Consolidated Rutile
           Limited and Registrant.  Reference is made to
           Exhibit 10.93 of Registrant's Report on Form 10-
           K for the year ended December 31, 1994, which
           exhibit is incorporated herein by reference.              **

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

     10.98 Pledge, Assignment and Security Agreement among
           Registrant and CDC, DEG, ExImbank, IFC and OPIC
           dated February 28, 1996.  Reference is made to
           Exhibit 10.102 of Registrant's Report on Form 10-
           K for the year ended December 31, 1995, which
           exhibit is incorporated herein by reference.              **

     10.99 Letter Agreement dated December 19, 1996 between
           Registrant, SRL, Consolidated Rutile Limited and
           CDC, DEG, ExImbank, IFC and OPIC.  Reference is
           made to Exhibit 10.99 of Registrant's Form 10-K
           for the year-ended December 31, 1996 which
           exhibit is incorporated herein by reference.              **

     10.100Loan and Security Agreement by and between
           Congress Financial Corporation (Central) and
           Nord Kaolin Company, dated July 10, 1996.
           Reference is made to Exhibit 10.100 of
           Registrant's Form 10-K for the year-ended
           December 31, 1996, which exhibit is incorporated
           herein by reference.                                      **

     10.101 Promissory note between Registrant (payee) and
            Nord Pacific Limited (maker) dated October 24,
            1996.  Reference is made to Exhibit 10.101 of
            Registrant's Form 10-K for the year-ended
            December 31, 1996, which exhibit is incorporated
            herein by reference.                                     **

    10.102 Letter Agreement dated December 30, 1997 between
           Registrant, SRL, Consolidated Rutile Limited and
           CDC, DEG, ExImbank, IFC and OPIC. Reference is
           made to Exhibit 10.102 of Registrant's Form 10-K for
           the year-ended December 31, 1997, which exhibit is
           incorporated herein by reference.                         **

    10.103 Asset Purchase Agreement between Registrant and
           Dry Branch Kaolin dated March 5, 1997. Reference
           is made to Exhibit 10.103 of Registrant's Form 10-K
           for the year-ended December 31, 1997, which
           exhibit is incorporated herein by reference.              **

                                                                     PAGE
                                                                     NUMBER

 10.104    Bill of Sale and Assignment between Registrant
           and Dry Branch Kaolin dated April 23, 1997.
           Reference is made to Exhibit 10.104 of Registrant's
           Form 10-K for the year-ended December 31, 1997,
           which exhibit is incorporated herein by reference.        **

 10.105    Assumption Agreement between Registrant and Dry Branch
           Kaolin dated April 23, 1997.  Reference is made to
           Exhibit 10.105 of Registrant's Form 10-K for the
           year-ended December 31, 1997, which exhibit is
           incorporated herein by reference.                         **

 10.106    Employment Agreement dated May 27, 1997, between
           the Registrant and W. Pierce Carson.  Reference is
           made to Exhibit 10.106 of Registrant's Form 10-K for
           the year-ended December 31, 1997, which
           exhibit is incorporated herein by reference.              **

 10.107    Continuation of Employment Agreement dated May 27,
           1997, between the Registrant and Edgar F. Cruft.
           Reference is made to Exhibit 10.107 of Registrant's
           Form 10-K for the year-ended December 31, 1997,
           which exhibit is incorporated herein by reference.         **

 10.108    Amendment to Continuation of Employment Agreement
           dated May 27, 1997, between the Registrant and
           Edgar F. Cruft.  Reference is  made to Exhibit 10.108
           of Registrant's Form 10-K for the year-ended
           December 31, 1997, which exhibit is incorporated
           herein by reference.                                      **

 10.109 Continuation of Employment Agreement dated May 27, 1997, between Registrant and Terence H. Lang. Reference is made to Exhibit 10.109 of Registrant's Form 10-K for
           the year-ended December 31, 1997, which exhibit is
           incorporated herein by reference.                         **

 10.110    Employment Agreement dated May 27, 1997 May 27,
           1997, between the Registrant and MIL (Investment)
           S.A., Nord Resources, Edgar F. Cruft, Terence H. Lang
           and W. Pierce Carson.  Reference is  made to Exhibit
           10.110 of Registrant's Form 10-K K for the year-ended
           December 31, 1997, which exhibit is incorporated herein
           by reference.                                             **

                                                                    PAGE
                                                                    NUMBER

  10.111    Subscription Agreement between Registrant and
            Nord Pacific Limited dated July 3, 1997.  Reference
            is made to Exhibit 10.111 of Registrant's Form 10-K
            for the year-ended December 31, 1997, which
            exhibit is incorporated herein by reference.              **

  10.112    Contract For Sale and Purchase dated March 29,
            1996 between the Registrant and Severson Enterprises,
            Inc. Reference is made to Exhibit 10.112 of Registrant's Form 10-K for the year-ended December 31, 1997, which
            exhibit is incorporated herein by reference.             **

 10.113    Letter Agreement dated March 31, 1998, between
           Registrant, SRL, Consolidated Rutile Limited and
           CDC, DEG, ExImbank, IFC and OPIC. Reference is made
           to Exhibit 10.113 of Registrant's Form 10-K for the
           year-ended December 31, 1997, which exhibit is
           incorporated herein by  reference.                        **

 10.114    Letter dated April 28, 1998 from Deloitte & Touche
           LLC to the Securities and Exchange Commission.
           Reference is made to Exhibit 10.114 of Registrant's
           Form 8-K dated April 30, 1998, which exhibit is
           incorporated herein by reference.                         **

 10.115    CDC Amendment Agreement dated 5/15/98.  Reference
           is made to Exhibit 10.115 of Registrant's Form 8-K
           dated May 15, 1998, which exhibit is incorporated
           herein by Reference.                                      **

 10.116    DEG Amendment Agreement dated 5/15/98. Reference
           is made to Exhibit 10.116 of Registrant's Form 8-K
           dated May 15, 1998, which exhibit is incorporated
           herein by Reference.                                      **

 10.117    ExIm Bank Amendment Agreement dated 5/15/98.
           Reference is made to Exhibit 10.117 of Registrant's
           Form 8-K Dated May 15, 1998, which exhibit is
           incorporated herein by Reference.                         **

 10.118    IFC Amendment Agreement dated 5/15/98.
           Reference is made to Exhibit 10.118 of
           Registrant's Form 8-K dated May 15, 1998, which
           exhibit is incorporated herein by Reference.              **

                                                                     PAGE
                                                                     NUMBER

  10.119   OPIC Amendment Agreement dated 5/15/98.
           Reference is made to Exhibit 10.119 of
           Registrant's Form 8-K dated May 15, 1998, which
           exhibit is incorporated herein by Reference.              **

  10.120   Account Security and Control Agreement (with
           exhibits) dated 5/15/98. Reference is made to
           Exhibit 10.120 of Registrant's Form 8-K
           dated May 15, 1998, which exhibit is incorporated
           herein by Reference.                                      **

  10.121   SRL Share Pledge Agreement dated 5/15/98.
           Reference is made to Exhibit 10.121 of
           Registrant's Form 8-K dated May 15, 1998, which
           exhibit is incorporated herein by Reference.              **

  10.122   Collateral Agent Agreement, dated 5/15/98.
           Reference is made to Exhibit 10.122 of
           Registrant's Form 8-K dated May 15, 1998, which
           exhibit is incorporated herein by Reference.              **

     21.    Subsidiaries of Registrant

                                          Jurisdiction in
            Name of Subsidiary            Which Incorporated

            Sierra Rutile Limited           Sierra Leone,
                                            West Africa

   23.1     Consent of KPMG

     27     Financial Data Schedule


**   Indicates that the exhibit is incorporated by reference in this Annual
    Report on Form 10-K from a previous filing with the Commission.