Form 10-K405/A
period 1998-12-31
NORD RESOURCES CORP
filed 1999-04-30
CIK 72316

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

     Aggregate market value of voting stock held by non-affiliates, based on the closing price of $.6875 as of March 23, 1999, was $10,098,668.

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

     Set forth below is certain information for each director and each executive officer named in the Summary Compensation Table.

                                                  Director
Directors                            Age           Since

W. Pierce Carson                      56           1994
Edgar F. Cruft                        66           1971
Terence H. Lang                       62           1978
Leonard Lichter                       71           1984
Marc Franklin                         45           1996
James Askew                           51           1998
Francis Waldron                       55           1998


Other Named Executive Officer
Ray W. Jenner                         47           1998


Background Of Directors

      Dr. Carson holds a Ph.D. in Economic and Structural Geology and was appointed President and Chief Executive Officer of the Corporation effective June 1, 1997. He is also President, Chief Executive Officer and a director of Nord Pacific Limited ("Nord Pacific"), a company which is 28.5% owned by the Corporation. He has held these positions with Nord Pacific since its inception in 1990. From 1980 to 1990, he served as Senior Vice President of Pacific operations for the Corporation.

     Dr. Cruft holds a Ph.D. in Geochemistry and is a founder of the Corporation. He served as its Chairman since the Corporation's inception in 1972 and as Chief Executive Officer from inception until May 31, 1997. He was President of the Corporation from inception to 1985 and from 1988 until May 31, 1997. Dr. Cruft is also Chairman of Nord Pacific.

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

     Mr. Askew, a mining engineer, is President of International Mining and Finance Corporation, a private mining and venture capital company. He was a founder and the Chief Executive Officer of Golden Shamrock Mines Limited and sits on a number of boards of mining and exploration companies in North America, Europe and Australia.

     Mr. Waldron has been with Mutual of New York in various capacities since 1968 and is currently Senior Vice President, International Operations, a position he has held since 1994. Mr. Waldron is also President and Chief Operating Officer of MONY International Holdings, MONY Life Insurance Company of the Americas and MONY Bank and Trust Company.


Other Named Executive Officer

     Mr. Ray W. Jenner, Chief Financial Officer of the Corporation and Nord Pacific since February 1998, is a chartered accountant who holds a Bachelor of Commerce Degree in Management Science and a Bachelor of Science Degree in Physics and Mathematics. He has 25 years experience in domestic and international financial environments, and for 14 years was Vice President and Treasurer of Echo Bay Mines where he was involved in raising equity and securing debt financing both in Canada and the U.S. Prior to Echo Bay, he spent ten years with Price Waterhouse in Canada, Australia and Indonesia.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors, executive officers and beneficial holders of more than 10% of the Corporation's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock of the Corporation. Based on the Corporation's review of copies of such forms it received from directors, executive officers and beneficial holders of more than 10% of the Corporation's common stock and on written representations from certain of such persons, the Corporation believes that, during the year ended December 31, 1998, all filing requirements under Section 16(a) of the Exchange Act were made by such persons on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table discloses compensation received by the Corporation's Chief Executive Officer and the other most highly paid executive officers at December 31, 1998 (collectively, "Named
Executive Officers") for the fiscal years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE


                                                                                   Long-Term
                                                                                  Compensation
                                                                                     Awards
                                                                                     -------
                                                                 Annual            Securities
                                                             Compensation(1)         Underlying         All Other
Name and Principal Position                       Year         Salary ($)       Options(4) (Shares)    Compensation ($)
-------------------------------------            ------      ----------------   --------------------   ----------------
Edgar F. Cruft                                    1998          119,200 (2)           78,750 (5)         59,861 (9)
 Chairman                                         1997          346,771 (2)          127,775 (6)         91,537 (9)
                                                  1996          576,874 (2)           33,750 (5)         25,379 (9)

W. Pierce Carson                                  1998          350,000 (3)               --
 President & Chief Executive                      1997          300,580 (3)          600,000 (7)         71,377 (10)
 Officer

Ray W. Jenner                                     1998          153,125               35,000 (8)         42,124 (11)
 Chief Financial Officer

Terence H. Lang                                   1998               --               45,000 (5)         50,000 (12)
 Sr. VP-Finance Treasurer                         1997          271,615               77,775 (6)         19,493 (12)
                                                  1996          261,555                                   5,709 (12)


_______________________________

1 Non-cash benefits for each of the Named Executive Officers were less than 10% of their aggregate compensation.

2 Includes $55,760 salary earned in 1998 as chairman and $112,904 and $166,810 salary earned in 1997 and 1996, respectively, as chairman and CEO of Nord Pacific. Dr. Cruft was also President and Chief Executive Officer of the Corporation until June 1, 1997.

3 Includes $200,000 and $213,080 salary earned in 1998 and 1997, respectively, as President and CEO of Nord Pacific.

4 Number of shares subject to options granted under stock option plans for the periods presented.

5 Replaced expired option for identical number of shares and exercise price.

6 Includes options to replace expired options to purchase 77,775 shares for identical exercise prices.

7  Includes 200,000 options which become exercisable on May 27, 1999.

8  Includes 17,500 shares which become exercisable on January 30, 2000.

9 Included in "All Other Compensation" for Dr. Cruft are matching contributions under 401(k) Retirement and Savings Plan totaling $842 in 1998, $23,099 in 1997, including $20,820 matched by Nord
   Pacific Limited under its plan, and $24,921 in 1996, including $20,820 matched by Nord Pacific. Also includes the dollar value of life insurance premiums paid by the Company with respect to the benefits for Dr. Cruft totaling $3,780, $6,776 and $458 for 1998, 1997 and 1996 respectively, debt forgiveness of $50,000 in both 1998 and 1997 respectively, as part of the restructuring of management as of June 1, 1997, and the fair market value of automobiles provided Dr. Cruft totaling $10,627 in 1997.

10 Included in "All Other Compensation" for Dr. Carson are matching contributions under a 401(k) Retirement and Savings Plan totaling $10,000 in 1998 matched by Nord Pacific Limited under its plan, and $20,760 matched by Nord Pacific in 1997. Also includes the dollar value of life insurance policies paid by the Company with respect to benefits to Dr. Carson of $5,110 in 1998 and $4,925 in 1997 of which $4,325 was paid by Nord Pacific, the fair market value of an automobile provided Dr. Carson of $3,850 paid by Nord Pacific in 1997 and cash compensation paid by Nord Pacific of $57,957 and $41,840 in 1998 and 1997 as a living allowance since Nord Pacific requires Dr. Carson to spend a portion of his time in Australia.

11 Included in "All Other Compensation" for Mr. Jenner are matching contributions under a 401(k) Retirement and Savings Plan of $4,813. Also includes the dollar value of life insurance premiums paid by the Company of $761 and relocation costs of $41,363.

12 Included in "All Other Compensation" for Mr. Lang are matching contributions under a 401(k) Retirement and Savings Plan of $4,996 and $4,750 for 1997 and 1996, respectively. Also included are the dollar value of life insurance premiums paid by the Company with respect to benefits to Mr. Lang of $5,955 and $959 in 1997 and 1996, respectively, the fair market value of an automobile provided Mr. Lang of $6,768 in 1997 and debt forgiveness of $50,000 in 1998 as part of the restructuring of management as of June 1, 1997.
___________________________

      The Corporation had established a loan program to fund the exercise of stock options Dr. Cruft and Mr. Lang, who were executive officers. Such loans were limited to $150,000 for each executive, are callable on 90 day notice by the Board and bear interest, payable quarterly, at 1/2% over the yield on funds invested by the Corporation. The largest amount of indebtedness outstanding during 1998 from Messrs. Cruft and Lang was $100,000 each. $50,000 of Dr. Cruft's loan was forgiven on June 1,1998 and $50,000 was forgiven on June 1, 1997 as part of the restructuring of management as of June 1, 1997. $50,000 of Mr. Lang's loan was forgiven on January 1, 1998 as part of the restructuring of management as of June 1, 1997. The amount currently outstanding from Messrs. Cruft and Lang totals $50,000 each. See "Employment Agreements".


OPTION GRANTS IN 1998

     The following table presents information concerning options granted in 1998 to Named Executive Officers under the Corporation's employee option plans.


                                         Individual Grants
                             ----------------------------------------------

                             Number of         % of                                              Potential Realizable Value at
                             Securities       Total                                                 Assumed Annual Rates of
                             Underlying      Options                                              Stock Price Appreciation for
                              Options        Granted          Exercise           Expiration           Option Term ($) (6)
    Name                     Granted (1)     in 1998 (4)      Price (5) ($)         Date           5%        10%       0%
-------------------          ------------    -----------      --------------    ------------   ----------  --------  -------
Edgar F. Cruft                45,000 (2)      25.2%             6.67              01/20/00         --        --        --
                              33,750 (3)      18.9%             4.88              10/25/00         --        --        --

Ray W. Jenner                 35,000 (3)      19.6%             1.38              01/30/08       30,380    76,965      --

Terence H. Lang               45,000 (2)      25.2%             6.67              01/20/00         --        --        --


_________________________
1 All options are exercisable at April 30, 1999 unless otherwise noted.

2 Replaced expired option for identical number of shares and exercise price.

3 Options to purchase 17,500 shares become exercisable on January 30, 2000.

4 The Corporation granted options to purchase 178,750 shares in 1998, including options to purchase 123,780 shares issued to replace expired options for the identical number of shares and exercise price.

5 Exercise price is equal to market price at date of grant, other than the replacement grants noted in footnote 2 above, the exercise price of all of which are in excess of market price at date of their grant.

6 Dollar amounts under these columns are the result of calculations based on assumed annualized rates of stock appreciation as prescribed by the Securities and Exchange Commission. The assumed rates are not intended by the Corporation to forecast possible future appreciation, if any, of its stock price, which will be determined by future events and unknown factors.
________________________

AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES

     The following table presents information concerning options exercised during 1998 by the Named Executive Officers and the value of their respective unexercised options at December 31, 1998.


                                                                Number of
                                                               Securities                  Value (1)
                                                               Underlying             Unexercised In-
                                                               Unexercised               the-Money
                                                               Options at                Options at
                             Shares                         December 31, 1998        December 31, 1998
                            Acquired          Value           Exercisable/              Exercisable/
Name                       On Exercise       Realized         Unexercisable          Unexercisable ($)
--------------------       -----------       --------       ------------------       ------------------
Edgar F. Cruft                None             N/A              246,525                     --

W. Pierce Carson              None             N/A              415,000                     --
                                                                200,000                     --

Ray W. Jenner                 None             N/A               17,500                     --
                                                                 17,500                     --

Terence H. Lang               None             N/A              162,775                     --



__________________________

1   Based on closing sale price of $1.09375 for the Corporation's
    Common Stock on December 31, 1998 on the New York Stock Exchange
    Composite Tape.
__________________________


EMPLOYMENT AGREEMENTS

     Effective May 31, 1997, Dr. Cruft retired as President and Chief Executive Officer ("CEO") of the Corporation. He continues to retain the title of Chairman of the Board. Effective June 1, 1997, the Board of Directors appointed Dr. Pierce Carson President and Chief Executive Officer, titles he currently holds with Nord Pacific Limited.
Further, effective December 31, 1997, Terence H. Lang retired and resigned as Senior Vice President-Finance and Treasurer. In February 1998, the Board of Directors appointed Raymond W. Jenner Vice President-Finance and Chief Financial Officer.

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

     The Corporation also has a Continuation of Employment Agreement (the "Cruft Continuation") with Dr. Cruft which runs from June 1, 1998 until May 31, 1999, with automatic year to year extensions. Under the terms of the Cruft Continuation, Dr. Cruft serves as Chairman of the Board and devotes no less than 12.5% of his time to the Corporation. For these services, Dr. Cruft is compensated at a rate of $50,000 per year plus reimbursements for office expenses, part-time secretarial, and travel and other expenses incurred on behalf of the Corporation, and also received title to the vehicle provided by the Corporation at no cost. Dr. Cruft also receives retirement benefits totaling $226,653 per year under the terms of the Corporation's non-qualified retirement plan. This benefit will be paid for the longer of 10 years or for the life of Dr. Cruft and his spouse. Further Dr. Cruft received options to purchase 50,000 shares of the Corporation's common stock at $4.00 per share. At May 31, 1997, Dr. Cruft owed $150,000 to the Corporation under the terms of a loan program as described under "Compensation of Executive Officers". As per the terms of the Cruft Continuation, $50,000 of his loan was forgiven on June 1, 1997, $50,000 was forgiven on June 1, 1998 and $50,000 will be forgiven on June 1, 1999 so long as Dr. Cruft does not voluntarily terminate his involvement with the Corporation.

     On January 1, 1998, under the terms of the Corporation's non-qualified retirement plan, Mr. Lang began receiving retirement benefits. As per the terms of the retirement plan, he elected to exercise the lump sum payment option. Under the terms of the option, the Corporation paid to Mr. Lang in cash the present value of his future benefits, less 12% of such amount in a lump sum payment, but only to the extent that funds were available in the related trust established to fund Mr. Lang's benefit. This payment totaled $877,800. Since the amount received by Mr. Lang was less than the total accrued benefit, Mr. Lang receives payments totaling $7,247 monthly. This benefit will be paid for the longer of 10 years or for the life of Mr. Lang and his spouse. Further, at December 31, 1997, he owed the Corporation $150,000 as described under "Compensation of Executive Officers" in this document. $50,000 of his loan was forgiven on January 1, 1998 and $50,000 on January 1, 1999. The $50,000 balance will be forgiven on January 1, 2000 so long as Mr. Lang does not voluntarily terminate his involvement with the Company as a director.


DEFINED BENEFIT RETIREMENT PLAN

     The following table illustrates the estimated annual benefit payable upon retirement to Dr. Carson at specified levels of compensation and years of service to the Corporation.

                                    Years of Service

Compensation         10           15             20            25            30
-------------     --------     --------       --------      ---------     --------
 $ 100,000       $ 15,000      $ 22,500       $ 30,000      $ 37,500      $ 45,000
 $ 125,000       $ 18,750      $ 28,125       $ 37,500      $ 46,875      $ 56,250
 $ 150,000       $ 22,500      $ 33,750       $ 45,000      $ 56,250      $ 67,500
 $ 175,000       $ 26,250      $ 39,375       $ 52,500      $ 65,625      $ 78,750
 $ 200,000       $ 30,000      $ 45,000       $ 60,000      $ 75,000      $ 90,000


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

Compensation of CEO

     Dr. Carson is compensated by the Corporation at $150,000 per year. This compensation rate became effective June 1, 1997, the date of Dr. Carson's appointment as President and CEO of the Corporation. Dr. Carson's salary will increase to $225,000 per year upon achievement of positive cash flow from operations for three consecutive months of the Corporation's 50% owned affiliate, Sierra Rutile Limited. Further, Dr. Carson was issued options to purchase 600,000 shares of the Corporation's common stock, 200,000 shares at $4.00 per share, 200,000 shares at $5.00 per share and 200,000 shares at $6.00 per share, which options expire on May 31, 2002 (see "Compensation of Executive Officers").

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



Compensation Committee
Leonard Lichter, Chairman
Dr. Edgar Cruft



     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee in 1998 were Dr. Cruft and Mr. Lichter. Mr. Lichter, Chairman of the Compensation Committee, is a principal in the firm of Spitzer & Feldman P.C., which firm provides legal services to the Corporation. Dr. Cruft is Chairman of the Board. He retired as President and CEO effective June 1, 1997.
He served as an officer of the Corporation from 1969 until June 1997.

STOCKHOLDER RETURN ON COMMON STOCK

     The following graph compares the total annual return on the Corporation's Common Stock with the total annual return of the Dow Jones Equity Market Index and the Dow Jones Mining Index. The presentation assumes $100 was invested on December 31, 1993 in the Corporation's Common Stock and in each of the indices and any dividends were reinvested.


               Comparison of Five-Year Cumulative Total Returns
                         Performance Graph for
                        Nord Resources Corporation

Prepared by the Center for Research in Security Prices
Produced on 04/26/1999 including data to 12/31/1998


                      [DELETED PERFORMANCE GRAPH]

                                Legend

CRSP Total Returns Index for:               12/1993      12/1994     12/1995     12/1996    12/1997     12/1998

Nord Resources Corporation                   100.0        133.3        48.7        87.2       39.7        20.5

NYSE Stock Market (US Companies)             100.0        100.0       135.5       164.3      218.3       262.0

NYSE Stocks (SIC 1000-1099 US + Foreign)     100.0         90.6       105.5       109.4       79.0        63.1
Metal mining

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.  The index level for all series was set to $100.0 on 12/31/1993.

                                12

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the only persons known by the Board to be beneficial owners of more than 5% of the outstanding shares of Common Stock of the Corporation:

                                          Shares Beneficially
                                              Owned as of
                                            April 30, 1999
     Name and Address of             ----------------------------
     Beneficial Owner                Number           % of Class
     ----------------------          ----------       -----------
     MIL (Investments) S.A.          7,004,200          32.0%
     Boulevard Royal 25B
     L-2449
     Luxembourg, Luxembourg

      MIL (Investments) S.A. ("MIL") acquired 3,160,000 shares from the Corporation pursuant to a Stock Purchase and Sale Agreement dated April 15, 1996, 840,000 shares in a Loan Conversion on June 4, 1996, 2,000,000 shares in a Stock Purchase and Sale Agreement dated October 2, 1996 and 1,004,200 shares purchased on the open market. The transactions with the Company were private placements in reliance upon the transaction "safe harbor" afforded by Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

     Set forth below is certain information for each nominee for election as a director and each executive officer named in the Summary Compensation Table and employed by the Corporation on April 30, 1999.

                                           Shares Beneficially
                                               Owned as of
                                             April 30, 1999 (1)
Name and Address of                   --------------------------------
Beneficial Owner                         Number           % of Class
------------------------------         ------------       ------------
W. Pierce Carson                        671,040 (2)          3.0%
Edgar F. Cruft                          303,869 (3)          1.4%
Marc Franklin                            65,000 (4)           (9)
Terence H. Lang                         179,633 (5)           (9)
Leonard Lichter                          66,000 (6)           (9)
James Askew (10)                         50,000 (4)           (9)
Francis Waldron (10)                         --               (9)


Other Named Executive Officer

Ray W. Jenner                            19,500 (7)           (9)

 All nominees for election of
 directors and other
 named executive officer as a         1,355,042 (8)          5.9%
 group (8 persons)

________________________________

1 Ownership includes sole voting and investment power except as otherwise noted. When applicable, the number of shares beneficially owned includes the number of unissued shares which the listed person (or group) has a right to acquire within 60 days after April 30, 1999. In determining the number of shares outstanding for computing the percent of class owned by a listed person (or group), the number of shares outstanding of the Corporation has been increased by the number of unissued shares which the listed person (or group) has a right to acquire from the Corporation within 60 days after April 30, 1999.

2  Includes options to purchase 615,000 shares.

3 Includes options to purchase 246,525 shares. Dr. Cruft's wife and children own an additional 57,727 shares as to which Dr. Cruft disclaims beneficial ownership.

4  Consists of options to purchase shares.

5 Includes options to purchase 162,775 shares. Mr. Lang's wife owns an additional 21,348 shares as to which Mr. Lang disclaims beneficial ownership.

6  Includes options to purchase 65,000 shares.

7  Includes options to purchase 17,500 shares.

8 Includes options to purchase 1,221,800 shares held by directors and named executive officer as a group.

9  Represents less than 1% of the shares outstanding.

10 Director is a MIL Nominee.  MIL is indirectly 100% owned by Jean-
   Raymond Boulle. There is no family relationship between any of the MIL Nominees and Jean-Raymond Boulle. MIL, as of April 30, 1999, beneficially owned 7,004,200 shares of Common Stock of the Corporation, which amount represents 32.0% of the issued and outstanding shares of Common Stock. Jean-Raymond Boulle also owns directly 10,000 shares.
_________________________


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In connection with various agreements with MIL, the size of the Board is required to be seven (7) members. MIL has the right to nominate three (3) nominees to the Board (the "MIL Nominees") and the Board (excluding the MIL Nominees) has the right to nominate the remaining four (4) nominees. MIL is obligated to vote its shares for the four Board nominees through and including voting at the annual meeting to be held in 1999. The Corporation has agreed to nominate and use its best efforts to obtain the election of the MIL Nominees at each annual or special meeting of stockholders called for the purpose of filling positions on the Board through and including the annual meeting to be held in 1999. Such actions shall include, without limitation, soliciting persons for the election of directors

(including the MIL Nominees) and recommending the MIL Nominees for election to the Board in the same manner as all other nominees of the Board for election as directors. If any MIL Nominee shall resign, be removed or be unable to serve for any reason prior to the expiration of such MIL Nominee's term as a director, MIL is required to notify the Board of a replacement MIL Nominee and the Board is required to take all action necessary to cause such replacement MIL Nominee to be elected or appointed to fill the unexpired term of the withdrawing MIL Nominee. In addition, the size of the Board cannot be increased or decreased without the approval of at least two (2) of the MIL Nominees.

     Members of the Board who are not employed by the Corporation, except Mr. Lichter, receive an annual retainer of $10,000, plus $1,000 for attending each meeting of the Board and $800 for attending each meeting of a Committee of the Board. Mr. Lichter, counsel to the Corporation, charges his time and expenses to the Corporation through Spitzer & Feldman P.C.

     The Corporation has a deferred compensation program for directors, other than directors who are employees of the Corporation, its subsidiaries or affiliates or are affiliated with entities which provide services to the Corporation. Under this program, a qualifying director who has served as a director for ten years will receive a lifetime payment, beginning at the later of age 65 or his termination as a director, in an amount equal to the annual retainer paid to the director during his last year of service as a director. A qualifying director may elect to receive a reduced payment beginning at age 62, provided he is not a director at that time. Messrs. Askew, Franklin and Waldron are eligible for this program.

     The Corporation paid $191,768 for legal services during 1998 to the firm of Spitzer & Feldman, P.C. in which Leonard Lichter, a director, is a principal.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION


/s/RAY W. JENNER
RAY W. JENNER
VICE PRESIDENT FINANCE -
AUTHORIZED OFFICER

APRIL 30, 1999