Form 10-Q
period 1999-03-31
NORD RESOURCES CORP
filed 1999-05-17
CIK 72316

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                             F O R M   10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

                                  OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 0-6202-2

                      Nord Resources Corporation
        (Exact name of registrant as specified in its charter)


         Delaware                               85-0212139
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)


       201 Third St., NW, Suite 1750, Albuquerque, NM       87102
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

                        YES X    NO

Common shares outstanding as of May 14, 1999: 21,905,488

                      NORD RESOURCES CORPORATION
                           AND SUBSIDIARIES

                                 INDEX


                                                         PAGE
                                                        NUMBER


PART I.  FINANCIAL INFORMATION:

ITEM 1.  Condensed Financial Statements:

  Balance Sheets - March 31, 1999 and
     December 31, 1998  (Unaudited)                         3

  Statements of Operations - Three months ended
     March 31, 1999 and 1998  (Unaudited)                   4

  Statements of Cash Flows - Three Months ended
     March 31, 1999 and 1998 (Unaudited)                    5

  Notes to Condensed Financial Statements  (Unaudited)     6-9

ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                        10-11

PART II. OTHER INFORMATION:

ITEM 1-5. Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K                   12


                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In Thousands)
                                     ASSETS


                                                                           March 31,         December 31,
                                                                              1999               1998

CURRENT ASSETS:
 Cash and cash equivalents                                                  $  5,028          $  6,136
 Accounts receivable - Nord Pacific Limited ("NPL")                              108               443
 Other accounts receivable                                                        17                29
 Prepaid expenses                                                                 86                73
                                                                            ---------         ---------
TOTAL CURRENT ASSETS                                                           5,239             6,681

INVESTMENT IN AND ADVANCES TO SIERRA RUTILE LIMITED AND ITS
SUBSIDIARIES AND AFFILIATES ("SRL") (notes 2, 3 and 4)                            --                --

INVESTMENT IN NPL                                                              5,577             5,733

PROPERTY, PLANT AND EQUIPMENT, net                                               240               247

OTHER ASSETS                                                                   5,828             5,730
                                                                            ---------         ---------
                                                                            $ 16,884          $ 18,391
                                                                            =========         =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                           $    512          $    471
 Accrued expenses                                                                 18               104
                                                                            ---------         ---------
TOTAL CURRENT LIABILITIES                                                        530               575

RETIREMENT BENEFITS                                                            7,673             7,657

STOCKHOLDERS' EQUITY:
 Common stock                                                                    219               219
 Additional paid-in capital                                                   81,539            81,539
 Accumulated deficit                                                         (72,192)          (70,714)
 Accumulated other comprehensive loss                                           (885)             (885)
                                                                            ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                     8,681            10,159
                                                                            ---------         ---------
                                                                            $ 16,884          $ 18,391
                                                                            =========         =========

                   See notes to condensed financial statements




                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                       Three Months Ended
                                                            March 31,
                                                       1999            1998

GENERAL AND ADMINISTRATIVE EXPENSES AND
 (LOSS) FROM OPERATIONS                              $   (906)       $   (836)

OTHER INCOME (EXPENSE):
 Interest and other income                                107             264
 Interest expense                                          --             (31)
 Losses relating to investment in SRL                    (523)         (1,850)
 Equity in loss of NPL                                   (156)           (193)
                                                     ----------      ----------
TOTAL OTHER INCOME (EXPENSE)                             (572)         (1,810)
                                                     ----------      ----------
NET LOSS                                             $ (1,478)       $ (2,646)
                                                     ==========      ==========
BASIC LOSS PER SHARE                                 $   (.07)       $   (.12)
                                                     ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             21,905          21,905
                                                     ==========      ==========

                   See notes to condensed financial statements


                                4



                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                        1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $ (1,478)      $ (2,646)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
   Equity in loss of NPL                                                   156            193
   Provision for retirement benefits, net of payments                       16           (142)
   Depreciation and amortization                                            11              7
   Non-employee compensation expense                                        --              8
   Forgiveness of loans due from officers                                   --             50
   Changes in non-cash working capital                                     289           (406)
                                                                      ---------      ----------
 Net cash used in operating activities                                  (1,006)        (2,936)
                                                                      ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to other assets                                               (99)          (543)
   Reduction in obligation under guarantee of loans
    payable by SRL                                                          --         (2,400)
   Purchases of equipment                                                   (3)           (35)
                                                                      ---------      ----------
 Net cash used in investing activities                                    (102)        (2,978)
                                                                      ---------      ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,108)        (5,914)

CASH AND CASH EQUIVALENTS - beginning of period                          6,136         12,581
                                                                      ---------      ----------
CASH AND CASH EQUIVALENTS - end of period                             $  5,028       $  6,667
                                                                      =========      ==========

                   See notes to condensed financial statements




              NORD RESOURCES CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1999 AND 1998

1.   FINANCIAL STATEMENTS

     These interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the first quarter of 1999 are not necessarily indicative of the results that may be expected for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report on Form 10-K

2.   BASIS OF PRESENTATION

     The Company owns a 50% interest in Sierra Rutile Holdings Limited, which through its ownership of Sierra Rutile Limited, owns a rutile mine in Africa. The Company also owns a 28.5% interest in Nord Pacific Limited ("NPL"), a publicly traded mining and exploration company engaged in the production of copper in Australia and the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea, North America and Mexico.

     Investment In and Advances to SRL and its Subsidiaries and Affiliates

     The Company owns a 50% interest in Sierra Rutile Holdings Limited, which in turn owns 100% of Sierra Rutile Limited and Sierra Rutile America, and a 50% interest in Sierra Rutile Services Limited, Titanium Minerals Marketing International and Titanium Minerals Marketing International, USA (collectively, "SRL"). SRL produces and markets rutile and ilmenite (titanium dioxide). These products are sold primarily to the paint pigment industry in the United States, Europe and the Far East. Production facilities and raw material supplies for the rutile operation are located in Sierra Leone, West Africa. As Sierra Leone is a third-world country, the operations are subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries.

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

3.   INVESTMENT IN SRL

     As a result of the initial rebel attack on SRL's mining operations in Sierra Leone and the continuing uncertainty resulting from the ongoing rebel activity in the country, significant uncertainty exists as to the Company's ability to recover its investment in SRL. Accordingly, the Company has recorded a provision for impairment of its entire investment in SRL, including its estimate of amounts it will be required to advance to SRL for the repayment of loans payable by SRL which it has guaranteed.

     During the three months ended March 31, 1999 and 1998, the Company advanced $523,000 and $1.9 million, respectively, to SRL as its 50% share of funding for SRL's cash needs, primarily to fund vendor payments and the ongoing operating cash requirements of SRL. Amounts advanced to SRL prior to 1998, which were used to reduce the principal amounts of loans outstanding, were recorded as a reduction of the obligation under guarantee of loans payable by SRL. Other amounts were charged to expense as they were advanced to SRL. Subsequent to 1997, all amounts advanced to SRL are charged to expense.

     Summarized financial data for the Company's 50% share of SRL's operations are as follows:


                                                 Three Months Ended
                                                     March 31,
                                                -----------------------
                                                  1999         1998
                                                ---------     ---------
                                                    (In Thousands)

     Revenues                                   $     --      $     --
     Costs and expenses:
      Depreciation and amortization               (1,561)       (1,790)
      Selling, general and administrative           (992)         (685)
      Other expense (income)                          33        (1,051)
      Income tax expense                              --            (3)
                                                ----------    ---------
     Net loss                                   $ (2,520)     $ (3,529)
                                                ==========    ==========

4.   INDEBTEDNESS

     The Company has guaranteed its share of SRL's loans outstanding amounting to $6,055,000 as of March 31, 1999. One of the conditions of the loan agreement between SRL and its lending institutions is that the Company maintain cash, cash equivalents or marketable securities with a value equal to 150% of its guaranteed portion of the outstanding loans. At March 31, 1999, the Company was in violation of this condition. As a result, the lenders could demand repayment of the loans, although as of May 14, 1999, they have not done so. Should the lenders demand repayment of the loans, SRL does not have sufficient funds to repay the amounts due. Consequently, the Company may be required to fulfill a portion or all of its obligation under its guarantee. In that event, it may be required to liquidate certain of its assets. The consolidated financial statements do not include any adjustments relating to the value of recorded asset amounts should the Company be required to liquidate certain of its assets to fulfill its obligation under the guarantee.

5.   EQUITY IN NET LOSS OF NPL

     The Company had a 28.5% interest in NPL at March 31, 1999 and 1998. Summary financial data for the operations of NPL is as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 -----------------------
                                                    1999       1998
                                                 ---------    ----------
                                                    (In Thousands)

     Sales                                       $  2,919     $  3,252
     Costs and expenses:                           (3,491)      (3,273)
     Foreign currency transaction loss               (415)        (329)
     Forward currency exchange contract gains         643          155
     Other income                                      29           82
                                                 ---------    ----------
     Net loss                                    $   (315)    $   (113)
                                                 =========    ==========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Safe Harbor Statement under the Private Securities Litigation Act of 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's securities filings.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1.1 million for the three months ended March 31, 1999 compared to a decrease of 5.9 million for the same period in 1998. Cash used by operations was $1.0 million for the three months ended March 31, 1999 and $2.9 million for the same period in 1998. Net cash totaling $99,000 in 1999 was used for additions to other assets, primarily additions to retirement trusts, compared to $543,000 in 1998. Cash totaling $2.4 million was advanced to SRL for debt repayment in 1998 and $3,000 was used to fund capital expenditures in 1999 compared to $35,000 for the three months ended March 31, 1998.

Due to the suspension of its operations, SRL has relied on and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. Funds are expected to continue to be required by SRL for debt service, maintenance of a limited workforce, payments to vendors and costs of security at the mine. It is the Company's and SRL's intention to continue with plans for resumption of SRL's operations. Among other key factors in that process is the availability of adequate levels of funding. SRL's preliminary projections indicate that it may require approximately $90 million for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL has held discussions with its current lenders and other lending sources to determine if funds would be available from these sources to fund the above requirements. The Company cannot determine if additional funding will be available at terms that will be acceptable to SRL and the Company. To the extent funds are not available from these or other sources, the Company will be required to contribute its 50% share of SRL's cash requirements. The Company will not be able to fund a significant portion of these requirements without obtaining capital from other sources.

Results of Operations

The Company incurred net losses of $1.5 million and $2.6 million for the three months ended March 31, 1999 and 1998, respectively. General and administrative expenses for the three months ended March 31, 1999, increased compared to the same period in 1998 due to increased legal fees related to the derivative lawsuit filed in late 1998 and due to increased professional fees.

Interest income decreased in 1999 compared to 1998 due primarily to decreased funds available for investment in 1999. The net loss for the three months ended March 31, 1999 included the Company's losses relating to its investment in SRL of $523,000 compared to losses related to its investment in SRL of $1.9 million for the three months ended March 31, 1998. A significantly reduced level of activity during the three months ended March 31, 1999 compared to 1998 contributed to the reduction in losses related to the Company's investment in SRL.

PART II.   OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

(a)  Exhibits required by Item 601 of Regulation S-K.

     Exhibit No.      Description

         27           Financial Data Schedule

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NORD RESOURCES CORPORATION
                                  (Registrant)



                                  By:  /s/Ray W. Jenner
                                     Ray W. Jenner
                                     Vice President - Finance
                                     (Principal Financial Officer
                                      and Authorized Officer)



DATE:  May 17, 1999