Form 10-Q
period 1999-06-30
NORD RESOURCES CORP
filed 1999-08-16
CIK 72316

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                             F O R M 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

                        YES X    NO

Common shares outstanding as of August 16, 1999: 23,505,488

                    NORD RESOURCES CORPORATION
                           AND SUBSIDIARIES

                                 INDEX


                                                             PAGE
                                                            NUMBER


PART I.  FINANCIAL INFORMATION:

     ITEM 1.  Condensed Financial Statements:

     Balance Sheets - June 30, 1999 and
         December 31, 1998  (Unaudited)                        3

     Statements of Operations - Three months ended
         June 30, 1999 and 1998  (Unaudited)                   4

     Statements of Operations - Six months ended
         June 30, 1999 and 1998  (Unaudited)                   5

     Statements of Cash Flows - Six Months ended
         June 30, 1999 and 1998 (Unaudited)                    6

     Notes to Condensed Financial Statements (Unaudited)      7-10


     ITEM 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     11-12

PART II. OTHER INFORMATION:

         ITEM 1-5.   Not Applicable

         ITEM 6.     Exhibits and Reports on Form 8-K           13


                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In Thousands)
                                     ASSETS


                                                                        June 30,       December 31,
                                                                          1999             1998

CURRENT ASSETS:
 Cash and cash equivalents                                             $  3,800          $  6,136
 Accounts receivable - Nord Pacific Limited ("NPL")                         199               443
 Other accounts receivable                                                   15                29
 Copper Inventory                                                            63                --
 Prepaid expenses                                                            76                73
                                                                       ---------         ---------
TOTAL CURRENT ASSETS                                                      4,153             6,681

INVESTMENT IN AND ADVANCES TO SIERRA RUTILE LIMITED AND ITS
SUBSIDIARIES AND AFFILIATES ("SRL") (notes 2, 3 and 4)
                                                                             --                --

INVESTMENT IN NPL                                                         5,368             5,733

PROPERTY, PLANT AND EQUIPMENT, net                                        2,792               247

OTHER ASSETS                                                              5,795             5,730
                                                                       ---------         ---------
                                                                       $ 18,108          $ 18,391
                                                                       ==========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                      $     86          $    471
 Accrued expenses                                                            62               104
 Current maturities of long-term debt                                       500                --
                                                                       ---------         ---------
TOTAL CURRENT LIABILITIES                                                   648               575

LONG-TERM DEBT                                                            1,050                --

RETIREMENT BENEFITS                                                       7,706             7,657

STOCKHOLDERS' EQUITY:
 Common stock                                                               235               219
 Additional paid-in capital                                              82,223            81,539
 Accumulated deficit                                                    (72,869)          (70,714)
 Accumulated other comprehensive loss                                      (885)             (885)
                                                                       ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                8,704            10,159
                                                                       ---------         ---------
                                                                       $ 18,108          $ 18,391
                                                                       ==========        =========

                   See notes to condensed financial statements






                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                                              Three Months Ended
                                                                   June 30,
                                                           -----------------------------
                                                             1999                1998
                                                           ---------           ---------
GENERAL AND ADMINISTRATIVE EXPENSES AND
 LOSS FROM OPERATIONS                                      $  (553)            $  (701)

OTHER INCOME (EXPENSE):
 Interest and other income                                      85                 150
 Interest expense                                               --                 (22)
 Losses relating to investment in SRL                           --                (855)
 Equity in loss of NPL                                        (209)               (362)
                                                           ---------           ---------
TOTAL OTHER INCOME EXPENSE                                    (124)             (1,089)
                                                           ---------           ---------
NET LOSS                                                   $  (677)            $(1,790)
                                                           =========           =========
BASIC LOSS PER SHARE                                       $ (0.03)            $ (0.08)
                                                           =========           =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  22,292              21,905
                                                           =========           =========


                   See notes to condensed financial statements








                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)




                                                                Six Months Ended
                                                                     June 30,
                                                          ------------------------------
                                                              1999               1998
                                                          ----------          ----------
GENERAL AND ADMINISTRATIVE EXPENSES AND
 LOSS FROM OPERATIONS                                     $ (1,459)           $ (1,537)

OTHER INCOME (EXPENSE):
 Interest and other income                                     192                 414
 Interest expense                                               --                 (53)
 Losses relating to investment in SRL                         (523)             (2,705)
 Equity in loss of NPL                                        (365)               (555)
                                                          ----------          ----------
TOTAL OTHER EXPENSE                                           (696)             (2,899)
                                                          ----------          ----------
NET LOSS                                                  $ (2,155)           $ (4,436)
                                                          ==========          ==========
LOSS PER SHARE                                            $  (0.10)           $  (0.20)
                                                          ==========          ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  22,100              21,905
                                                          ==========          ==========

                   See notes to condensed financial statements


                                5





                   NORD RESOURCES CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                         ----------------------------
                                                                            1999              1998
                                                                         ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                $ (2,155)         $ (4,436)
 Adjustments to reconcile net loss to net cash used in
 Operating activities:
   Equity in loss of NPL                                                      365               555
   Provision for retirement benefits, net of payments                          49              (935)
   Depreciation and amortization                                               22                15
   Stock compensation                                                          --                 8
   Forgiveness of loans due from officers                                      --               100
   Reduction in accounts receivable for insurance claim                        --            14,205
   Changes in non-cash working capital                                       (235)             (417)
                                                                         ----------        ----------
 Net cash provided (used in) by operating activities                       (1,954)            9,095
                                                                         ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in other assets                                                     (65)              119
   Reduction in obligation under guarantee of loans
    payable by SRL                                                             --            (8,015)
   Purchases of property and equipment                                       (317)              (60)
                                                                         ----------        ----------
 Net cash used in investing activities                                       (382)           (7,956)
                                                                         ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Restricted cash                                                            --            (5,547)
                                                                         ----------        ----------
    Net cash provided by (used in) financing activities                        --            (5,547)
                                                                         ----------        ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                      (2,336)           (4,408)

CASH AND CASH EQUIVALENTS - beginning of period                             6,136            12,581
                                                                         ----------        ----------
CASH AND CASH EQUIVALENTS - end of period                                $  3,800          $  8,173
                                                                         ===========       ==========
NON-CASH TRANSACTIONS
    Issuance of common stock in exchange for property rights             $    700          $     --
                                                                         ===========       ==========
    Issuance of long-term debt in exchange for capital assets             $  1,550          $     --
                                                                         ===========       ==========



                   See notes to condensed financial statements


                                6



              NORD RESOURCES CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1999 AND 1998

1.   FINANCIAL STATEMENTS

     In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial position and results of operations for the interim periods presented. The results shown for the second quarter of 1999 are not necessarily indicative of the results that may be expected for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain reclassifications have been made in the 1998 financial statements to conform to the classification used in 1999. These reclassifications had no effect on results of operations or shareholders' equity as previously reported.


2.   BASIS OF PRESENTATION

     The Company owns a 50% interest in Sierra Rutile Holdings Limited, which through its ownership of Sierra Rutile Limited, owns a rutile mine in Africa. The Company also owns a 28.5% interest in Nord Pacific Limited ("NPL"), a publicly traded mining and exploration company engaged in the production of copper in Australia and the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea, North America and Mexico. The Company also owns a 100% interest in Nord Copper Corporation which acquired a copper mining facility ("Johnson Camp Mine") in Cochise County, Arizona, from Arimetco, Inc on June 8, 1999.


     Investment In and Advances to SRL and its Subsidiaries and Affiliates

     The Company owns a 50% interest in Sierra Rutile Holdings Limited, which in turn owns 100% of Sierra Rutile Limited and Sierra Rutile America, and a 50% interest in Sierra Rutile Services Limited, Titanium Minerals Marketing International and Titanium Minerals Marketing International, USA (collectively, "SRL"). Until being forced to suspend operations in January 1995, SRL produced and marketed rutile and ilmenite (titanium dioxide). These products were sold primarily to the paint pigment industry in the United States, Europe and the Far East. Production facilities and raw material supplies for the rutile operation are located in Sierra Leone, West Africa. As Sierra Leone is a third-world country, the operations are subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries.

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

     The resumption of operations at the mine is dependent upon a number of conditions including (1) a sustainable acceptable political environment in Sierra Leone within which to operate,
     (2)  adequate levels of security in and around the minesite area,
     (3) the successful renegotiation of operating agreements between SRL and the government of Sierra Leone, (4) the existence of a suitable marketing environment and (5) the receipt of adequate financing on acceptable terms to cover the costs of resuming operations. These costs include repair or replacement of assets, which have incurred damage and deterioration during the period of suspension of operations and costs to re-establish and train a workforce, replenish supplies and restore and recommission the facilities. SRL is not able to determine when operations will resume at the mine.

     On June 16, 1999, the Company announced that it had entered into an agreement to sell its 50% interest in Sierra Rutile Limited to an affiliate of MIL (INVESTMENTS) S.A.R.L, a shareholder of the Company. The purchase price is comprised of (a) a cash payment of $1,250,000, (b) a 5% carried interest in the acquiring entity,
     (c) the release of the Company from its current guaranty obligation of approximately $6,000,000 to a group of development bank lenders to Sierra Rutile, and (d) the redemption and cancellation of MIL's 7,004,200 shares of common stock in the Company, which shares currently represent approximately 29.7% of the Company's issued and outstanding shares. The transaction is subject to several conditions, including approval by the other shareholders of the Company. A Shareholders meeting has been scheduled for September 8, 1999 to approve the transaction. Assuming approval by Shareholders and approval of the transaction by SRL's developmental bank lenders, the closing is scheduled to occur promptly thereafter.

     If the sale is not consummated, when the political environment in Sierra Leone stabilizes, SRL intends to continue discussions with its current lenders to determine if funds are available to refinance SRL's existing loans, to finance the rehabilitation program at the mine and to finance the completion of an expansion program. If these lenders do not provide the necessary funds to SRL to refinance SRL's existing loans and to resume operations, SRL intends to pursue other sources of financing. There can be no assurance that SRL will be able to obtain sufficient financing to refinance its existing loans and to resume operations on acceptable terms, if at all.

     The ability of SRL to continue operating as a going concern until such financing can be obtained and the mine resumes operations is dependent on receiving additional advances or contributions from its shareholders to fund its ongoing operations and obligations as they come due, or SRL's ability to access other sources of financing. As described in Note 4, SRL is in default of its loan agreements. The ability of SRL to continue operating as a going concern is also dependent on its ability to renegotiate the terms of or refinance its existing loans.


3.   INVESTMENT IN SRL

     As a result of the initial rebel attack on SRL's mining operations in Sierra Leone and the continuing uncertainty resulting from the ongoing rebel activity in the country, significant uncertainty exists as to the Company's ability to recover its investment in SRL. Accordingly, the Company has recorded a provision for impairment of its entire investment in SRL, including its estimate of amounts it will be required to advance to SRL for the repayment of loans payable by SRL, which it has guaranteed.

     During the six months ended June 30, 1999 and 1998, the Company advanced $523,000 and $2,705,000 respectively, to SRL as its 50% share of funding for SRL's cash needs, primarily to fund vendor payments and the ongoing operating cash requirements of SRL. Amounts advanced to SRL prior to 1998, which were used to reduce the principal amounts of loans outstanding, were recorded as a reduction of the obligation under guarantee of loans payable by SRL. Other amounts were charged to expense as they were advanced to SRL. Subsequent to 1997, all amounts advanced to SRL are charged to expense.


4.   INDEBTEDNESS

     The Company has guaranteed its share of SRL's loans outstanding amounting to $6,055,000 as of June 30, 1999. One of the conditions of the loan agreement between SRL and its lending institutions is that the Company maintain cash, cash equivalents or marketable securities with a value equal to 150% of its guaranteed portion of the outstanding loans. At June 30, 1999, the Company was in violation of this condition. As a result, the lenders could demand repayment of the loans, although as of August 13, 1999, they have not done so. Should the lenders demand repayment of the loans, SRL does not have sufficient funds to repay the amounts due. Consequently, the Company may be required to fulfill a portion or all of its obligation under its guarantee. In that event, it may be required to liquidate certain of its assets. The consolidated financial statements do not include any adjustments relating to the value of recorded asset amounts should the Company be required to liquidate certain of its assets to fulfill its obligation under the guarantee.


5.   EQUITY IN NET LOSS OF NPL

     The  Company  had a 28.5% interest in NPL at June  30,  1999  and
     1998.   Summary financial data for the operations of  NPL  is  as
     follows:



                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                      ---------------------     ----------------------
                                                       1999         1998          1999         1998
                                                      --------     --------     ---------    ---------
                                                         (In Thousands)              (In Thousands)

     Sales                                            $ 2,704      $ 3,392      $  5,623     $  6,644
     Cost and expenses                                 (3,878)      (3,426)       (7,301)      (6,638)
         Interest and other income                         22           53            51          135
         Interest and debt issuance costs                 (58)         (59)         (125)        (120)
         Foreign currency forward exchange
           Contract gains (losses)                        746         (985)        1,168         (830)
         Foreign currency transaction losses              (88)          70          (282)        (259)
                                                      --------     --------     ---------    ---------
     Net Loss                                         $  (552)     $  (955)     $   (866)    $ (1,068)
                                                      ========     ========     =========    =========


6.   INVESTMENT IN NORD COPPER CORPORATION

     In June 1999, Nord Copper Corporation acquired a copper mining facility ("Johnson Camp Mine") in Cochise County, Arizona, from Arimetco, Inc. At the time of the acquisition, Summo USA Corporation had a purchase agreement to acquire the Johnson Camp Mine and related assets from Arimetco. The total consideration paid by Nord Resources Corporation and Nord Copper Corporation included (a) $310,000 in cash, (b) the issuance to Summo of 1,600,000 unregistered shares of Nord Resources Corporation's common stock $0.01par value and (c) a promissory note ("Promissory Note") from Nord Copper Corporation in the amount of $1,550,000, payable in three principal payments of $500,000, $500,000 and $550,000, due on June 8, 2000, June 8, 2001 and June
     8, 2002, respectively, together with interest at the rate of 8% per annum payable quarterly. In addition to the purchase price, Nord Copper Corporation assumed the obligation to pay up to $1,000,000 to Arimetco out of revenues from the Johnson Camp Mine, at a rate of $0.02 per pound of copper sold, except that no payment is due where the price is less than $1.00 per pound. All monies used for the cash portion of the purchase price were from Nord Resources Corporation's own funds. The payment of the Promissory Note is guaranteed by Nord Resources Corporation and is secured by a lien on the Johnson Camp Mine until the Promissory Note is paid in full.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement under the Private Securities Litigation Act of 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's annual report on Form 10-K.

Liquidity and Capital Resources

Cash and cash equivalents decreased $2,336,000 for the six months ended June 30, 1999 compared to a decrease of 4,408,000 for the same period in 1998. Cash used by operations was $1,954,000 for the six months ended June 30, 1999 compared to $ 9,095,000 of cash provided by operations for the same period in 1998 primarily due to the receipt on May 15, 1998 of the $14,205,000 balance of the proceeds from the civil strife insurance policy owned by the Company. Cash totaling $382,000 was used primarily for the purchase of the Johnson Camp Mine during the six months ended June 30, 1999 compared to $7,956,000 used primarily for SRL debt repayment for the same period in 1998. There were no financing activities for the six months ended June 30, 1999 compared to cash used by financing activities of $5,547,000 in the same period in 1998 related to cash deposited into a collateral account as security for the Company's share of SRL's next scheduled debt payment.

Due to the suspension of its operations, SRL has relied on and will continue to rely on funds from the Company and its other 50% owner to sustain its operations. Funds are expected to continue to be required by SRL for debt service, maintenance of a limited workforce, payments to vendors and costs of security at the mine. It is SRL's intention to continue with plans for resumption of SRL's operations. Among other key factors in that process is the availability of adequate levels of funding. SRL's preliminary projections indicate that it may require approximately $112,000,000 for asset rehabilitation, completion of a new powerhouse and dredge, mine development and working capital. SRL has held discussions with its current lenders and other lending sources to determine if funds would be available from these sources to fund the above requirements. The Company cannot determine if additional funding will be available at terms that will be acceptable to SRL and the Company. To the extent funds are not available from these or other sources and the Company has not completed a sale of its interest in SRL, the Company would be required to contribute its 50% share of SRL's cash requirements. The Company will not be able to fund a significant portion of these requirements without obtaining capital from other sources.

The Company has entered into an agreement to sell its 50% interest in Sierra Rutile Limited to an affiliate of MIL (INVESTMENTS) S.A.R.L. The transaction is subject to several conditions, including approval by the other shareholders of the Company.. A Shareholders meeting has been scheduled for September 8, 1999 to approve the transaction. Assuming approval by Shareholders and approval of the transaction by SRL's developmental bank lenders, the closing is scheduled to occur promptly thereafter.


Results of Operations

The Company incurred net losses of $677,000 and $1,790,000 for the three months ended June 30, 1999 and 1998, respectively. The company incurred similar net losses of $2,155,000 and $4,436,000 for the six months ended June 30, 1999 and 1998, respectively. General and administrative expenses for the three and six months ended June 30, 1999, decreased compared to the same period in 1998 due to cost cutting measures by the Company's management.

Interest income decreased for both the three and six months ended June 30, 1999 compared to the same periods in 1998 due primarily to decreased funds available for investment in 1999. The Company's recorded no losses relating to its investment in SRL for the three months ended June 30, 1999 compared to losses related to its investment in SRL of $855,000 for the same period in 1998. For the six months ended June 30, 1999, the Company recorded $523,000 of losses related to its investment in SRL compared to $2,705,000 of losses in its investment in SRL for the same period in 1998. A significantly reduced level of activity during the six months ended June 30, 1999 compared to 1998 contributed to the reduction in losses related to the Company's investment in SRL. The company recorded equity losses of $209,000 and $365,000 in NPL for three and six months ended June 30, 1999 respectively compared to $362,000 and $555,000 for the same periods in 1998 due primarily to the lower copper prices and higher operating costs at the Girilambone Mine.

PART II.     OTHER INFORMATION

ITEM 1-5.   NOT APPLICABLE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits required by Item 601 of Regulation S-K.

     Exhibit No.         Description
          27         Financial Data Schedule

(b) The Company filed a report on Form 8-K on June 8, 1999, reporting the acquisition of a copper mining facility ("Johnson Camp Mine") in Cochise County, Arizona, from Arimetco, Inc by its wholly owned subsidiary Nord Copper Corporation.

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



DATE:  August 16, 1999