Form 10-Q
period 1999-09-30
NORD RESOURCES CORP
filed 1999-11-15
CIK 72316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

F O R M  10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number      0-6202-2

             Nord Resources Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-0212139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Third St., NW, Suite 1750, Albuquerque, NM                87102
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

YES X NO

Common shares outstanding as of November 12, 1999: 16,501,288

NORD RESOURCES CORPORATION
AND SUBSIDIARIES

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION:

ITEM 1.	Condensed Consolidated Financial Statements:

	Balance Sheets - September 30, 1999 and December 31, 1998 (Unaudited)	3

	Statements of Operations - Three months ended September 30, 1999 and 1998 (Unaudited)	4

	Statements of Operations - Nine months ended September 30, 1999 and 1998 (Unaudited)	5

	Statements of Cash Flows - Nine Months ended September 30, 1999 and 1998 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7-9

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-11

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	12

PART II	OTHER INFORMATION:

ITEM 1-3	Not Applicable

ITEM 4	Submission of Matters to a Vote of Securities Holders	13

ITEM 5	Other information

ITEM 6	Exhibits and Reports on Form 8-K	13

PART I.          FINANCIAL INFORMATION

ITEM 1
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)
ASSETS
	September 30, 1999	December 31, 1998
Current assets:
Cash and cash equivalents	$ 3,115	$ 6,136
Accounts receivable - trade	184	--
Accounts receivable - Nord Pacific Limited ("NPL")	284	443
Other accounts receivable	9	29
Copper Inventory	73	--
Prepaid expenses	82	73
TOTAL CURRENT ASSETS	3,747	6,681

INVESTMENT IN AND ADVANCES TO SIERRA RUTILE LIMITED AND ITS SUBSIDIARIES AND AFFILIATES ("SRL") (notes 2 and 3)	--	--

INVESTMENT IN AND ADVANCES TO NPL (note 4)	5,825	5,733

PROPERTY, PLANT AND EQUIPMENT, net	2,750	247

OTHER ASSETS	5,800	5,730
	$ 18,122	$ 18,391

LIABILITIES AND STOCKHOLDERS' EQUITY
Current LIABILITIES:
Accounts payable	$ 269	$ 471
Accrued expenses	46	104
Current maturities of long-term debt	500	--

TOTAL CURRENT LIABILITIES	815	575

LONG-TERM DEBT	1,050	--

RETIREMENT BENEFITS	7,738	7,657

STOCKHOLDERS' EQUITY:
Common stock , par value $.01 per share. Authorized 50,000,000 Shares; issued and outstanding 16,501,288 shares	165	219
Additional paid-in capital	79,667	81,539
Accumulated deficit	(70,428)	(70,714)
Accumulated other comprehensive loss	(885)	(885)

TOTAL STOCKHOLDERS' EQUITY	8,519	10,159
	$ 18,122	$ 18,391

See notes to condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,
	1999	1998

SALES	$ 254	$ --

COSTS AND EXPENSES
Cost of sales	(558)	--
General and administrative	(902)	(881)

TOTAL COSTS AND EXPENSES	(1,460)	(881)

OPERATING LOSS	(1,206)	(881)

OTHER INCOME (EXPENSE):
Interest and other income	101	269
Interest expense	(39)	(15)
Gain on sale of interest in SRL	3,877	--
Losses relating to investment in SRL	--	(514)
Equity in loss of NPL	(292)	352

TOTAL OTHER INCOME	3,647	92

NET EARNINGS (LOSS)	$ 2,441	$ (789)

BASIC EARNINGS (LOSS) PER SHARE	$ 0.10	$ (0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,429	21,905

See notes to condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)(In Thousands, Except Per Share Amounts)
	Nine Months Ended September 30,
	1999	1998

SALES	$ 254	$ --

COSTS AND EXPENSES
Cost of sales	(558)	--
General and administrative	(2,361)	(2,418)

TOTAL COSTS AND EXPENSES	(2,919)	(2,418)

OPERATING LOSS	(2,665)	(2,418)

OTHER INCOME (EXPENSE):
Interest and other income	293	683
Interest expense	(39)	(68)
Gain on sale of interest in SRL	3,877	--
Losses relating to investment in SRL	(523)	(3,219)
Equity in loss of NPL	(657)	(203)

TOTAL OTHER INCOME (EXPENSE)	2,951	(2,807)

NET EARNINGS (LOSS)	$ 286	$ (5,225)

BASIC EARNINGS (LOSS) PER SHARE	$ 0.01	$ (0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,548	21,905

See notes to condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$ 286	$ (5,225)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on sale of investment in SRL	(3,877)	--
Equity in loss of NPL	657	203
Provision for retirement benefits, net of payments	81	(989)
Depreciation and amortization	126	24
Stock compensation	--	8
Forgiveness of loans due from officers	--	100
Reduction in accounts receivable for insurance claim	--	14,205
Changes in non-cash working capital	(347)	(901)

Net cash (used in) provided by operating activities	(3,074)	7,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(377)	(80)
Proceeds from sale of investment in SRL	1,250	--
Proceeds from sale of investment in Manatee	--	954
Advances to NPL	(750)	--
Change in other assets	(70)	4
Reduction in obligation under guarantee of loans
payable by SRL	--	(8,015)

Net cash provided by (used in) investing activities	53	(7,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	--	(5,547)

Net cash used in financing activities	--	(5,547)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,021)	(5,259)

CASH AND CASH EQUIVALENTS - beginning of period	6,136	12,581

CASH AND CASH EQUIVALENTS - end of period	$ 3,115	$ 7,322

CASH PAID FOR INTEREST	$ 39	$ 68

NON-CASH TRANSACTIONS
Issuance of common stock in exchange for property rights	$ 700	$ --

Issuance of long-term debt in exchange for capital assets	$ 1,550	$ --

See notes to condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

  FINANCIAL STATEMENTS

In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial position and results of operations for the interim periods presented. The results shown for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

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

2. BASIS OF PRESENTATION

The Company owns a 28.5% interest in Nord Pacific Limited ("NPL"), a publicly traded mining and exploration company engaged in the production of copper in Australia and the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea, North America and Mexico. The Company also owns a 100% interest in Nord Copper Corporation which acquired a copper mining facility ("Johnson Camp Mine") in Cochise County, Arizona, from Arimetco, Inc on June 8, 1999.

Investment In and Advances to SRL and its Subsidiaries and Affiliates

On September 30, 1999, the Company completed the sale to MIL (Investments) S.A.R.L. ("MIL") of its 50% interest in the Sierra Rutile titanium dioxide project in Sierra Leone, West Africa. The Company's shareholders voted to approve the sale on September 8, 1999.

The sale resulted in the return for cancellation of MIL's 7,004,200 shares of common stock in the Company, representing 29.7% of the outstanding common shares of Nord Resources which were owned by MIL; the receipt by the Company of $1,250,000 in cash; and the release of the Company's guarantee of approximately $6,000,000 of Sierra Rutile bank debt. Nord Resources also retained a 5% carried interest in the Sierra Rutile interest sold. The shares of common stock received in the transaction. As a result of the transaction, Company has 16,501,288 shares outstanding as of September 30, 1999.

Until it sold its interest on September 30, 1999 to MIL, the Company owned a 50% interest in Sierra Rutile Holdings Limited which in turn owned 100% of Sierra Rutile Limited and Sierra Rutile America, and a 50% interest in Sierra Rutile Services Limited, Titanium Minerals Marketing International and Titanium Minerals Marketing International, USA (collectively, "SRL"). Until being forced to suspend operations in January 1995, SRL produced and marketed rutile and ilmenite (titanium dioxide). These products were sold primarily to the paint pigment industry in the United States, Europe and the Far East. Production facilities and raw material supplies for the rutile operation are located in Sierra Leone, West Africa. As Sierra Leone is a third-world country, the operations are subject, at any time, to the potentially volatile effects of political instability and economic uncertainty often present in such countries.

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

  INVESTMENT IN SRL

As a result of the initial rebel attack on SRL's mining operations in Sierra Leone and the continuing uncertainty resulting from the ongoing rebel activity in the country, significant uncertainty existed as to the Company's ability to recover its investment in SRL. Accordingly, the Company previously recorded a provision for impairment of its entire investment in SRL, including its estimate of amounts it was required to advance to SRL for the repayment of loans payable by SRL, which it had guaranteed.

During the nine months ended September 30, 1999 and 1998, the Company advanced $523,000 and $3,219,000 respectively, to SRL as its 50% share of funding for SRL's cash needs, primarily to fund vendor payments and the ongoing operating cash requirements of SRL. Amounts advanced to SRL prior to 1998, which were used to reduce the principal amounts of loans outstanding, were recorded as a reduction of the obligation under guarantee of loans payable by SRL. Other amounts were charged to expense as they were advanced to SRL. Subsequent to 1997, all amounts advanced to SRL were charged to expense.

4. INVESTMENT IN NPL

The Company has a 28.5% interest in NPL at September 30, 1999 and 1998. Summary financial data for the operations of NPL is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(In Thousands)		(In Thousands)
Sales	$ 2,473	$ 3,802	$ 8,096	$ 10,447
Cost and expenses	(3,443)	(3,286)	(10,744)	(9,925)
Interest and other income	27	75	78	209
Interest and debt issuance costs	(79)	(70)	(204)	(190)
Foreign currency forward exchange Contract gains (losses)	(182)	(350)	986	(1,180)
Foreign currency transaction losses	(48)	(1)	(330)	(261)
(Loss) earnings before taxes	(1,252)	170	(2,118)	(900)
Income tax benefit	338	1,200	338	1,200
Net (loss) earnings	$ (914)	$ 1,370	$ (1,780)	$ 300

During the quarter ended September 30, 1999, the Company advanced to NPL $750,000 in the form of a note receivable. The terms of the note provide for interest to be accrued at a rate of 10% per annum. The principal and accrued interest is due and payable on September 30, 2000.

  ACQUISITION OF JOHNSON CAMP MINE

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

Liquidity and Capital Resources

Cash at September 30, 1999 was $3,115,000 compared to $6,136,000 at December 31, 1998. Cash and cash equivalents decreased $685,000 and $3,021,000 for the three and nine months ended September 30, 1999. Cash used in operations was $1,120,000 and 3,074,000 for the three and nine months ended September 30, 1999 compared to cash used in operations of $1,670,000 and cash provided by operations of $7,425,000 for the same periods in 1998 respectively. Cash provided by operations was greater in 1998 as a result of the receipt on May 15, 1998 of the $14,205,000 balance of the proceeds from the civil strife insurance policy owned by the Company. The Company received cash proceeds of $1,250,000 during the three months ended September 30, 1999 from the sale of its interest in SRL and advanced NPL $750,000 in the form of a note receivable. The Company used $377,000 of cash primarily for the purchase of the Johnson Camp Mine during the nine months ended September 30, 1999 compared to $8,015,000 used primarily for SRL debt repayment for the same period in 1998. There were no financing activities for the nine months ended September 30, 1999 compared to cash used by financing activities of $5,547,000 in the same period in 1998 related to cash deposited into a collateral account as security for the Company's share of SRL's next scheduled debt payment.

Results of Operations

The Company reported net earnings of $2,441,000 for the three months ended September 30, 1999 compared to a net loss of $789,000 for the same period in 1998. The company reported net earnings of $286,000 for the nine months ended September 30, 1999 compared to a net loss of $5,225,000 for the same period in 1998.

The Company's Johnson Camp mine sold 336,000 pounds of copper for the three months ended September 30, 1999 at a realized price of $0.76 per pound or $254,000 while incurring cost of sales of $558,000 and general administrative costs of $85,000 resulting in a loss from operations of $389,000. The operating costs are high at Johnson Camp Mine as a result of startup requirements for the processing facilities, which had been previously shut down.

The Company recognized a gain of $3,877,000 on the sale of its interest in SRL. The gain was comprised of $2,627,000 from the return for cancellation of MIL's 7,004,200 shares of common stock in the Company, and the receipt by the Company of $1,250,000 in cash.

Interest income decreased for both the three and nine months ended September 30, 1999 compared to the same periods in 1998 due primarily to decreased funds available for investment in 1999. The Company recorded no losses relating to its investment in SRL for the three months ended September 30, 1999 compared to losses related to its investment in SRL of $514,000 for the same period in 1998. For the nine months ended September 30, 1999, the Company recorded $523,000 of losses related to its investment in SRL compared to $3,219,000 of losses in its investment in SRL for the same period in 1998. A significantly reduced level of activity during the nine months ended September 30, 1999 compared to 1998 contributed to the reduction in losses related to the Company's investment in SRL. The company recorded an equity loss in NPL of $292,000 for the three months ended September 30, 1999 compared to equity in earnings of $352,000 in NPL for the same period in 1998. The Company recorded an equity loss in NPL of $657,000 for the nine months ended September 30, 1999 compared to an equity loss in NPL of $203,000 for the same period in 1998.

Year 2000 Compliance

In January 1998, the Company initiated a Year 2000 project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 ("Year 2000 Issues"). The project involves converting to Year 2000 compliant accounting software, testing existing software, hardware and operational systems and communicating with third-party customers, suppliers and service providers to ensure that they are taking appropriate action with respect to their Year 2000 Issues.

The Company has installed Year 2000 compliant accounting software. The Company's local area network and PC hardware and on-accounting software, such as spreadsheets and word processing, have been tested and, to the best of the Company's knowledge, are Year 2000 compliant. Other non-information technology systems, such as the telephone system and other office equipment, have been assessed for Year 2000 readiness and are compliant

The Company believes that the computer systems and applications it maintains would not have a material impact on the operations of the Company or its revenues in the event that the systems fail to operate in the Year 2000.

The Company is communicating with third party customers and suppliers and has received notification from its building manager, its bank, the New York Stock Exchange and other service providers indicating that they expect to be Year 2000 compliant. Due to the general uncertainty inherent with respect to Year 2000 Issues, resulting in part from the uncertainty of the Year 2000 readiness of third-party customers, suppliers, and service providers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations or financial condition.

The total cost of Year 2000 testing and compliance was $50,000, which includes costs related to the conversion to Year 2000 compliant accounting software.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of adverse changes in commodity prices as discussed below.

Commodity Price Risk

The Company sells copper produced from its Johnson Camp Mine in Arizona. As a result, the Company is subject to changes in copper prices, which directly impact its profitability and cash flows.

PART II. OTHER INFORMATION

ITEM 1-3.     NOT APPLICABLE

ITEM 4.       SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of the stockholders was held on September 8, 1999. The following matters were acted upon and passed at the meeting:

1.     Election of seven Directors

2.     Approve the sale of the Company's 50% ownership interest in the Sierra
       Rutile titanium dioxide mine in Sierra Leone to an affiliate of MIL (INVESTMENTS)
       S.A.R.L.

VOTE TABULATION
	Votes For	Votes Against	Votes Abstained
1. Directors
W. Pierce Carson	19,270,344	311,612	--
Edgar F. Cruft	19,269,663	312,293	--
James Askew	19,269,544	312,412	--
Marc Franklin	19,265,196	316,760	--
Terence H. Lang	19,269,923	312,033	--
Leonard Lichter	19,269,548	312,408	--
Francis Waldron	19,269,869	313,087	--

2. Approve the sale of SRL	6,175,274	569,130	60,860

ITEM 5. OTHER INFORMATION

On November 11, 1999, the Company was informed by the New York Stock Exchange ("NYSE") that its shares would be delisted from the NYSE. In July 1999, the NYSE adopted new rules which require, among other things, that a company maintain shareholders' equity and market capitalization of $50,000,000 to continue listing. Trading in the Company's stock will move to the over-the-counter bulletin board system.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
27	Financial Data Schedule

    The Company filed a report on Form 8-K on October 12, 1999, reporting that it had closed the sale to MIL (Investments) S.A.R.L. ("MIL") of its 50% interest in the Sierra Rutile titanium dioxide project in Sierra Leone, West Africa.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORD RESOURCES CORPORATION
(Registrant)

By:   /s/Ray W. Jenner
Ray W. Jenner
Vice President - Finance
(Principal Financial Officer
and Authorized Officer)

DATE: November 12, 1999