Form 10-K
period 1999-12-31
NORD RESOURCES CORP
filed 2000-04-14
CIK 72316

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                              FORM 10-K

    (X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

           For the fiscal year ended December 31, 1999

                               OR

    (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                  Commission file No. 0-6202-2

                   NORD RESOURCES CORPORATION
                   ---------------------------
     (Exact name of registrant as specified in its charter)

            DELAWARE                                85-0212139
            ---------                               -----------
       (State or other jurisdiction           (I.R.S. Employer
        of incorporation or organization)    Identification No.)

   201 3rd St NW, Suite 1750, Albuquerque, NM             87102
   ------------------------------------------             ------
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

Aggregate market value of voting stock held by non-affiliates, based on the closing price of $.2188 as of April 6, 2000, was $3,601,657.

The number of shares of Common Stock outstanding as of April 6, 2000 was 16,501,288.

               DOCUMENTS INCORPORATED BY REFERENCE

  Proxy statement to be dated on or about April 30, 2000 (Part
                           III)PART I

ITEM 1.   BUSINESS

General

Nord Resources Corporation (the Company) owns the Johnson Camp copper mine in Arizona, which is currently being redeveloped, and a 28.5% interest in Nord Pacific Limited (Pacific), a company engaged in the production of copper and in the exploration for gold, copper, and other minerals in Australia, Papua New Guinea and North America. The Company sold its 50% interest in the Sierra Rutile titanium dioxide project in Sierra Leone, West Africa, in September 1999. As used herein the term "Company", unless the context indicates otherwise, includes all subsidiaries and investees.

Johnson Camp Copper Mine

Purchase from Arimetco

In June 1999, Nord Copper Corporation acquired a copper mine and related assets (Johnson Camp Mine) in Arizona, from Arimetco, Inc. At the time of the acquisition, Summo USA Corporation had entered into a purchase agreement to acquire the Johnson Camp Mine from Arimetco. The Company paid Arimetco $310,000 and issued a promissory note payable to them in the amount of $1,550,000. The note is payable in installments of $500,000, $500,000 and $550,000, due on June 8, 2000, June 8, 2001 and June
8, 2002, respectively, together with interest at the rate of 8% per annum payable quarterly. The note is secured by a lien on the Johnson Camp Mine. The Company also agreed to pay Arimetco up to an additional $1,000,000 from revenues from the Johnson Camp Mine, at a rate of $0.02 per pound for all copper sold, but only if the market price is in excess of $1.00 per pound. In connection with the acquisition, the Company also issued 1,600,000 shares of its common stock to Summo.

Under an arrangement with Pacific, which was instrumental in identifying and assessing the Johnson Camp Mine opportunity, Pacific will participate in management of the Johnson Camp Mine and will be entitled to 20% of cash flow after the Company has fully recovered its past and future investment in the property.

Operating History

Johnson Camp was operated by Arimetco from 1991 to 1997, and by Cyprus Copper before Arimetco. Since 1975 the mine has produced over 150 million pounds of cathode copper from open pit mining, heap leaching and solvent extraction-electrowinning (SX-EW) processing of oxide ores. Significant reserves remain and the leach pads and SX-EW operation remain active, currently producing approximately 1.3 million pounds of copper cathode annually from limited rinsing of the heaps while the operation remains on care and maintenance status.

Feasibility Study and Ore Reserves

In November 1999 the Company and NCC commissioned The Winters Company (Winters) of Tucson, Arizona, an independent engineering and consulting company, to prepare a feasibility study for the resumption of full production at Johnson Camp. Winters completed the feasibility study in March 2000. NCC intends to resume mining and leaching operations to produce copper cathode at an average annual rate of 19 to 20 million pounds, assuming financing can be arranged.

Large disseminated copper deposits occur on the Johnson Camp property. Two of these deposits, the Burro and the Copper Chief, are targeted for production by NCC. The copper mineralization consists of malachite, chrysocolla, copper in limonite, chalcocite and small amounts of native copper. Cyprus produced approximately 15 million tons of ore grading 0.6% copper from the Burro deposit between 1975 and 1986. Arimetco mined an additional 16 million tons from Burro, plus a small tonnage from the Copper Chief, at an average grade of 0.35% copper. Current ore reserves for Johnson Camp, as estimated by Winters, total 32 million tons grading 0.416% copper. The overall stripping ratio is 0.7:1, for a total of 53.5 million tons of material to be mined. Significant additional copper resources could be converted to reserves in the future at copper prices above current market levels.

Existing Facility

Johnson Camp is located 65 miles east of Tucson, between Benson and Wilcox on IH-10. The property consists of 64 patented lode mining claims (872 acres), 88 unpatented claims (1,340 acres), and fee simple lands (511 acres), totaling 2,723 acres. No material issues of conflict regarding NCC's land position are known to exist.

The copper production facility includes a 4,000 gpm solvent extraction plant and tank farm, a 52,000 lb/day capacity electrowinning plant with 74 cells, 8 million gallons of solution storage and other related equipment. With the planned refurbishment, the facility will be capable of producing 19 to 20 million pounds of copper cathode annually. The SX-EW facility was installed by Arimetco in 1991, and expanded in 1996.

The Company continues to circulate leaching solutions through the heaps while the operation is on care and maintenance status, and has produced and sold a small amount of copper while seeking financing for the expansion plan. In 1999, Johnson Camp sold 672,000 pounds of copper at a realized price of $0.76 per pound, or $510,000 while incurring cost of sales of $1,537,000 and general and administrative costs of $165,000, resulting in a loss from operations of $1,192,000. The operating costs at Johnson Camp are relatively high as a result of the startup costs incurred since purchasing the facility and ongoing care and maintenance requirements.

Expanded Operations

Ore would be crushed to minus 1 inch. The crushed ore would be treated with a sulfuric acid solution and agglomerated before being transported to the leach pads. Ore would be placed on the existing heaps in the first year of operation and on new pads thereafter using conveyor stacking techniques, although the existing heaps will continue to be leached for residual copper recovery.

In order to reach a production rate of 19 to 20 million pounds per year, part of the SX-EW facility will require rehabilitation. Some new leach pads and new solution ponds to accompany the new pads will also be required. The expanded, refurbished operation would have a mine life of approximately 12 years. Mining would be carried out by a contractor, and the Company is currently seeking bids for mining with the assistance of Winters. The future operating cost is heavily dependent upon the costs of mining, electric power and sulfuric acid.

Approximately $13 million in capital is required to carry out the refurbishment. The major components of the capital plan are to rehabilitate solution ponds, the SX-EW plant and other facilities, purchase and install crushing and conveying equipment and construct new heap leach pads. The entire refurbishment would require approximately 12 months to complete construction and commission the new facilities.

Consent Order

Effective with the acquisition of the Johnson Camp mine, the Company agreed to a Consent Order with the Arizona Department of Environmental Quality (ADEQ). The Consent Order specifies actions the Company must take to remediate conditions at the mine that are not in compliance with current Arizona laws, including modifications to the current facilities that will be required to qualify for an aquifer protection permit (APP). The Consent Order also sets forth a schedule under which the Company has agreed to file an application for an APP. The ADEQ may impose financial penalties on the Company for failure to meet the requirements of the Consent Order. The Company plans to meet its obligations under the Consent Order in the course of rehabilitating the mine and returning it to full production.

Investment in Pacific

The  Company owns 28.5% of Nord Pacific Limited (Pacific) (OTCBB:
NORPF - Toronto Stock Exchange: NPF), a company engaged in the production of copper and the exploration for gold, copper, and other minerals in Australia, Papua New Guinea, and North America. Pacific owns a 40% interest in the Girilambone Copper mine which has been in production since May 1993, and a 50% interest in the Girilambone North Copper mine which has been in production since July 1996. Pacific also owns a 50% interest in the Tritton Copper Project, a 100% interest in the Tabar Islands Gold Project and various interests in other exploration properties. Feasibility studies have been completed on the Tritton Copper Project and the Tabar Islands Gold Project and Pacific is seeking the financing necessary to develop these projects. Pacific sold its 31.5% interest in the Ramu nickel-cobalt project on March 10, 2000.

Pacific owns a 50% interest in the Tritton Copper Project, a sulfide copper deposit discovered in 1996. This project has identified a massive medium-to-high grade pyrite-chalcopyrite sulfide ore deposit about fourteen miles southwest of the present Girilambone copper operations. This deposit has an estimated diluted resource of approximately 9,230,000 tonnes at a grade of 2.63% copper. The identified resource is also projected to contain gold and silver. A feasibility study has examined the economics of developing Tritton by underground mining methods using ramp access to develop the deposit based on mining ore reserves of 4,610,000 tonnes at 3.14% copper. Ore would be mined at a rate of 660,000 tonnes per annum (tpa) by retreat uphole benching and room and pillar methods. Ore would be trucked to the surface, crushed, milled in a grinding circuit and processed in flotation cells for the recovery of a marketable concentrate. Concentrates would be shipped to a smelter for sale.

Pacific also owns 100% of the Tabar Island Gold Project in  Papua
New Guinea, at which current exploration has identified oxide gold mineralization on Simberi Island as well as identifying promising drilling results in other areas of the project.

In   May  1998,  revised  resource  estimates  for  Simberi  were calculated as follows:

       Total Simberi Oxide and sulfide resources
                   Resource      Million     Gold grade
Mineralization     category      tonnes     (grams/tonne)

                  Measured and
Oxide               indicated     10.7            1.25
Oxide               Inferred       9.0            1.1
Sulfide             Inferred       9.3            2.5

   Total                          29.0            1.6
                                 ======           ====

A feasibility study on the development of the oxide resources was updated in 1998 to include additional oxide resources identified by a 21,000 meter drilling program completed in early 1998. The feasibility study estimates gold production of approximately 40,000 ounces per year at an average operating cost of $173 per ounce over a mine life in excess of six years. Pacific has been granted a mining lease over these deposits by the government of Papua New Guinea and has received all necessary operating permits.

Sale of Ramu Nickel Project

Pacific agreed to sell its 31.5% interest in the Ramu Nickel-Cobalt Project (Ramu) in November 1999, and closed the sale on March 10, 2000. Pacific received $5.0 million from Orogen Minerals Limited on closing, and is entitled to two additional payments of $0.25 million upon the completion of financing and upon achieving commercial production. Pacific incurred a loss on the sale of $4.7 million which was recognized in the fourth quarter of 1999.

Pacific  also  has  interests  in other  properties,  which  will
require   additional  exploration  in  order  to  determine   the
existence of commercial mineral deposits.

Sale of Sierra Rutile

On September 30, 1999 the Company sold its 50% ownership interest in Sierra Rutile Limited and its related entities (SRL) to an entity controlled by MIL (INVESTMENTS) S.A.R.L. (MIL), the largest shareholder of the Company. The Company's interest in SRL was sold to MIL pursuant to a Purchase and Sale Agreement executed by the parties on June 16, 1999 (Purchase and Sale Agreement). The total consideration paid to the Company by MIL was (a) a cash payment of $1,250,000, (b) a 5% carried interest in the acquiring entity, (c) the release of the Company from a guaranty obligation of approximately $6,000,000 to the development bank lenders to SRL, and (d) the redemption and cancellation of MIL's 7,004,200 shares in the Company, which shares represented approximately 29.8% of the issued and outstanding shares of the Company.

SRL's primary asset is a titanium dioxide mining facility located in Sierra Leone, West Africa. At that facility, SRL was principally engaged in the mining and processing of rutile and ilmenite, both industrial minerals, and was the largest producer of natural rutile in the world until the mine was shut down in 1995 when it was overrun by rebel militia forces. The mine has remained shut down since 1995. The Company engaged NM Rothschild & Sons (Washington) LLC (Rothschild) to evaluate the fairness, from a financial point of view, to the shareholders of the consideration to be paid by MIL pursuant to the Purchase and Sale Agreement. Rothschild is one of the world's leading independent merchant banking organizations with substantial experience in advising clients on mergers and acquisitions, divestitures, project finance, equity offerings and other capital market operations. In an opinion letter dated June 21, 1999, Rothschild concluded that: "[T]he consideration to be paid by Buyer pursuant to the Agreement in respect of the transaction is fair, from a financial point of view, to the shareholders of Seller."

Under various agreements between the Corporation and MIL that terminated upon the closing of the sale of SRL to MIL, MIL had the right to nominate three persons to the Board, while the Board (excluding the MIL nominees) retained the right to designate the remaining four nominees. MIL was obligated to vote its shares for the four Board nominees. In addition, the size of the Board could not be increased or decreased without the approval of at least two MIL nominees.

Discontinued Operations

On April 23, 1997, the Company sold for cash substantially all of the assets (except for cash and accounts receivable) of its 80%- owned kaolin and Norplexr operations (Nord Kaolin Company - NKC). The purchaser has assumed certain reclamation and lease obligations of NKC, while the Company settled NKC's remaining liabilities. The financial statements of the Company reflect the accounts of NKC as discontinued operations.

ITEM 2.   PROPERTIES

Reference is made to Item 1 of this Form 10-K for information concerning the nature and location of the properties of the Company and its investees.

ITEM 3.   LEGAL PROCEEDINGS

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                             PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock was traded on the New York Stock Exchange until November 18, 1999. Thereafter, it has been traded on the NASDAQ OTC Bulletin Board. The following table sets forth, for the calendar periods indicated, the high and low closing sale price of the Company's Common Stock on the New York Stock Exchange Composite Tape (through November 18, 1999) and thereafter on the NASDAQ OTC Bulletin Board;

                            1999                     1998
                      High         Low         High         Low

First Quarter        1 3/16        9/16        2 5/8       1 3/16
Second Quarter          3/4        5/16        2 7/8       1 3/4_

Third Quarter          9/16        1/4         2 5/16      1 1/16
Fourth Quarter         7/16        1/8         2 1/4        15/16


The approximate number of equity security holders at December 31, 1999 of the Company's Common Stock was 2,400.

The Company has never paid cash dividends on its Common Stock and does not expect to do so in the immediate future.

ITEM 6.                 SELECTED FINANCIAL DATA

                                For the years ended December 31,
                       1999      1998      1997        1996         1995
                            (In thousands except per share amounts)

    Summary of
    Operations

Revenue              $   510           -          -          -           -

Loss from continuing  (3,867)    (7,831)   (12,041)    (5,676)    (52,203)
  operations
Loss from
  discontinued kaolin      -          -       (271)   (27,174      (3,295)
  operations

    Net loss         $ (3,867)   (7,831)   (12,312)   (32,850)    (56,813)


Basic loss per
 common share
 From  continuing    $   (.18)    (.36)      (.55)      (.30)      (3.30)
 operations
 From discontinued          -        -       (.01)     (1.43)       (.29)
 operations

     Net loss per    $   (.18)    (.36)      (.56)     (1.73)      (3.59)
     common share

                                    Year ended December 31,
                       1999     1998     1997     1996          1995
                            (In thousands except per share amounts)

Balance Sheet Data

Working capital      $ 2,074     6,106    26,117    42,834      21,396

Total assets          14,203    18,391    39,090    54,722      69,222

Stockholders'          5,149    10,159    18,148    28,981      42,102
equity


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

Results of Operations

The Company incurred a loss from continuing operations for the year ended December 31, 1999 of $3,867,000, compared to losses of $7,831,000 in 1998 and $12,312,000 in 1997. Selling, general and administrative expenses (SG&A) fell slightly for the year ended December 31, 1999 compared to 1998, as decreases in accounting expenses, professional fees, public relations costs and recognition of bad debt offset increases in deferred compensation costs. Contributing to the increase in SG&A from 1997 to 1998 were non-recurring moving costs related to the Company's move of its corporate office and employees to Albuquerque, New Mexico and costs associated with the preparation of the SRL insurance claim.

Interest income decreased to $267,000 for the year ended December 31, 1999 compared to $782,000 in 1998 and $1,223,000 in 1997 due to reduced funds available for investment in 1999 compared to 1998 and 1997. The Company's losses related to its investment in SRL were $523,000 for the year ended December 31, 1999, compared to a loss of $5,001,000 in 1998 and a loss of $8,645,000 in 1997.
The Company was engaged in attempting to restart the mine in 1997, significantly increasing expenses and the loss incurred by SRL. This activity was curtailed in 1998 with increased rebel activity in Sierra Leone. Equity in the net loss from Pacific was $3,065,000 for the year ended December 31, 1999 compared to equity in net earnings of $38,000 in 1998 and equity in net loss of $949,000 in 1997. Pacific's earnings in 1999 were affected by a decline in both copper prices and copper production, while the loss in 1997 included the impairment of a gold project in development.

Liquidity and Capital Resources

The Company's independent accountants have included in their opinion on the Company's financial statements an explanatory paragraph discussing the uncertainty regarding the Company's ability to continue as a going concern.

During 1999 the Company acquired the Johnson Camp Mine and commenced activities to resume mining operations there. Currently the Company is producing copper from ore stacked on the leach pads prior to the Company's acquisition of the property. The Company is currently updating a study to determine the feasibility of resuming mining operations and is attempting to obtain financing for the project. The ability of the Company to resume mining operations is dependent on obtaining sufficient financing for the project, of which there can be no assurance.

Revenue from the mine is currently not sufficient to cover the costs of operating the mine and the Company's overhead costs. If the Company is unable to resume mining operations and achieve profitability, it will be required to seek other sources of revenue or additional capital to fund its operations.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's operating activities used cash of $5,312,000 for the year ended December 31, 1999, compared to cash provided by operations of $4,919,000 in 1998 and cash used in operations of $11,901,000 in 1997. Cash used by operations included advances to Pacific of $935,000 in 1999, $345,000 in 1998 and $98,000 in
1997. Cash used by operations in 1999 also included $862,000 in expenses at Johnson Camp, net of sales of copper. Cash provided by operations in 1998 included the receipt of a $14,205,000 insurance claim for damage caused by the rebel incursion at SRL. Cash used in operations in 1997 included cash used in discontinued operations of $1,033,000. Cash used in operating activities included advances to SRL of $5,001,000 in 1998 and $8,645,000 in 1997, which were amounts used to fund SRL's operations and interest payments due on its loans.

Cash provided by investing activities in 1999 included $1,075,000 in net proceeds from the sale of SRL. Cash used in investing activities in 1999 included $452,000 related to the purchase of Johnson Camp and for operating equipment. Cash used in investing activities included reductions in loan obligations to RL's lenders of $12,476,000 in 1998 and $3,089,000 in 1997. Capital
expenditures for leasehold improvements and furniture and equipment were $132,000 in 1998 and $44,000 in 1997, primarily incurred in opening the Company's office in Albuquerque. Net proceeds from the April 1997 sale of the assets of Nord Kaolin
Company were $10,528,000. In connection with this sale, previously restricted investments became unrestricted, and were subsequently sold for $2,376,000 in 1997. Cash used in investing activities also included increases in other assets of $1,203,000 in 1997, primarily representing funds deposited in non-qualified trusts designated for funding of retirement benefits.

Cash  provided by financing activities includes $151,000 in  1997 arising from the exercise of stock options.

As a result of the sale of the Company's interest in SRL, the Company's assets currently consist of the Johnson Camp mine and a 28.5% interest in Pacific. At December 31, 1999 the Company had working capital of $2,074,000, compared to $6,106,000 at December 31, 1998. The Company will need to raise capital to fund its administrative and operating activities for the next year, either from the sale of its interest in Pacific or from other sources.

The  Company's ability to raise the capital required  to  develop
Johnson Camp is highly uncertain, and is very dependent on the price of copper and the availability of capital to junior mining companies, such as the Company.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Since the Company does not participate in hedging activities, SFAS 133 will have no effect on the Company's financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 follow.



                  Independent Auditors' Report


The Board of Directors
Nord Resources Corporation:

We have audited the accompanying balance sheets of Nord Resources Corporation and subsidiaries as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nord Resources Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                         KPMG LLP


Denver, Colorado
April 5, 2000





                                    NORD RESOURCES CORPORATION
                                         AND SUBSIDIARIES

                                    Consolidated Balance Sheets

                                    December 31, 1999 and 1998

                                         (In thousands)



Assets                                                                  1999        1998
Current assets:
  Cash and cash equivalents                                            $  1,491       6,136
  Trade accounts receivable                                                  76           0
  Receivable from Nord Pacific Limited (Pacific) (note 4)                 1,378         443
  Other accounts receivable                                                  41          29
  Inventories                                                                68           0
  Prepaid expenses                                                           54          73

     Total current assets                                                 3,108       6,681

Investment in Pacific (note 4)                                            2,668       5,733

Property and equipment, at cost less accumulated
  depreciation (note 5)                                                   2,741         247

Other assets (note 6)                                                     5,686       5,730

                                                                       $ 14,203      18,391

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt (note 2)                           $    500           0
  Accounts payable                                                          148         471
  Accrued expenses                                                          386         104

     Total current liabilities                                            1,034         575

Long-term debt (note 2)                                                   1,050           0
Retirement benefit obligations (note 7)                                   6,970       7,657

Stockholders' equity (notes 4, 7 and 9):
  Common stock, par value $.01 per share.  Authorized
   50,000,000 shares; issued and outstanding 16,501,288
   shares in 1999 and 21,905,488 shares in 1998                             165         219
  Additional paid-in capital                                             79,667      81,539
  Accumulated deficit                                                   (74,581)    (70,714)
  Accumulated other comprehensive loss (note 1)                            (102)       (885)

                                                                          5,149      10,159
Commitments (notes 2, 7 and 11)
                                                                       $ 14,203      18,391


See accompanying notes to consolidated financial statements.




                              NORD RESOURCES CORPORATION
                                   AND SUBSIDIARIES

                        Consolidated Statements of Operations

                     Years ended December 31, 1999 , 1998 and 1997

                                        (In thousands)


                                                                   1999         1998         1997

Sales                                                          $     510           0             0

Costs and expenses:
  Cost of sales                                                   (1,537)          0             0
  Selling, general and administrative                             (3,235)     (3,630)       (3,548)

     Total costs and expenses                                     (4,772)     (3,630)       (3,548)

     Operating loss                                               (4,262)     (3,630)       (3,548)

Other income (expense):
  Interest and other income                                          351         853         1,269
  Interest expense                                                   (70)        (91)         (168)
  Gain on sale of SRL (note 3)                                     3,702           0             0
  Losses relating to investment in SRL (note 3)                     (523)     (5,001)       (8,645)
  Equity in earnings (loss) of Pacific, including
   cumulative effect of change in accounting
   of $1,242,000 in 1999 (note 4)                                 (3,065)         38          (949)

     Total other income (expense)                                    395      (4,201)       (8,493)

     Loss from continuing operations                              (3,867)     (7,831)      (12,041)

Loss from discontinued operations (note 10)                            0           0          (271)

     Net loss                                                  $  (3,867)     (7,831)      (12,312)

Loss per share:
  From continuing operations                                   $   (0.18)      (0.36)        (0.55)
  From discontinued operations                                      0.00        0.00         (0.01)

     Net loss                                                  $   (0.18)      (0.36)        (0.56)

Weighted average shares of common stock
  outstanding                                                     21,028      21,905        21,875


See accompanying notes to consolidated financial statements.




                         NORD RESOURCES CORPORATION
                              AND SUBSIDIARIES

              Consolidated Statements of Stockholders' Equity

               Years ended December 31, 1999, 1998 and 1997

                                   (In thousands)

                                                                                                      Retained       Accumulated
                                                           Common stock                Additional     earnings          other
                                                            outstanding                 paid-in     (accumulated    comprehensive
                                                              Shares        Amount      capital       deficit)      income (loss)

Balance, December 31, 1996                                  21,838,408     $    218     79,196        (50,571)           138

Net loss                                                             0            0          0        (12,312)             0
Stock options exercised (note 9)                                67,080            1        150              0              0
Adjustment resulting from issuance of
 securities by Pacific (note 4)                                      0            0      2,185              0              0
Minimum pension liability (note 7)                                   0            0          0              0           (857)

Balance, December 31, 1997                                  21,905,488          219     81,531        (62,883)          (719)

Net loss                                                             0            0          0         (7,831)             0
Compensation related to options issued
 to non-employees                                                    0            0          8              0              0
Minimum pension liability (note 7)                                   0            0          0              0           (166)

Balance, December 31, 1998                                  21,905,488          219     81,539        (70,714)          (885)

Net loss                                                             0            0          0         (3,867)             0
Common shares issued for Johnson Camp
 acquisition (note 2)                                        1,600,000           16        684              0              0
Common shares reacquired and canceled (note 3)              (7,004,200)         (70)    (2,556)             0              0
Minimum pension liability (note 7)                                   0            0          0              0            783

Balance, December 31, 1999                                  16,501,288     $    165     79,667        (74,581)          (102)


See accompanying notes to consolidated financial statements.



                             NORD RESOURCES CORPORATION
                                   AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                     Years ended December 31, 1999, 1998 and 1997

                                   (In thousands)



                                                                                    1999           1998         1997

Operating activities:
 Net loss                                                                        $   (3,867)       (7,831)     (12,312)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Gain on sale of SRL                                                               (3,702)            0            0
   Equity in net loss (earnings) of Pacific                                           3,065           (38)         949
   Provision for retirement benefits, net of payments                                    96          (832)         479
   Depreciation                                                                         209            35           21
   Provision for impairment of assets                                                     0            11           50
   Compensation expense for options issued to non-employees                               0             8            0
   Loss from discontinued operations                                                      0             0          271
 Change in assets and liabilities, excluding effects of acquisitions, dispositions, discontinued operations and other non-cash items:
   Accounts receivable - insurance claim                                                  0        14,205            0
   Receivable from Pacific                                                             (935)         (345)        (669)
   Other accounts receivable                                                            (87)            0            0
   Inventories                                                                          (68)            0            0
   Prepaid expenses                                                                      18            93           (3)
   Accounts payable                                                                    (323)          378           16
   Accrued expenses                                                                     282          (765)         330
 Net cash used in discontinued operations                                                 0             0       (1,033)

     Net cash provided by (used in) operating activities                             (5,312)        4,919      (11,901)

Investing activities:
 Proceeds from sale of SRL, net                                                       1,075             0            0
 Reduction in obligation under guarantee of loans payable by SRL                          0       (12,476)      (3,089)
 Proceeds from sale of investment in Manatee                                              0           954          180
 Proceeds from sale of short-term investments                                             0             0        2,376
 Purchases of property and equipment                                                   (452)         (132)         (44)
 Decrease (increase) in other assets                                                     44           290       (1,203)
 Proceeds from sale of discontinued operations, net                                       0             0       10,528

     Net cash provided by (used in) investing activities                                667       (11,364)       8,748

Financing activities -
 issuance of common stock for options exercised                                           0             0          151

     Net cash provided by financing activities                                            0             0          151

     Decrease in cash and cash equivalents                                           (4,645)       (6,445)      (3,002)

Cash and cash equivalents - beginning of year                                         6,136        12,581       15,583

Cash and cash equivalents - end of year                                          $    1,491         6,136       12,581

Non-cash transactions:
 Issuance of common stock and notes payable for mining property                  $    2,251             0            0
 Common stock received on sale of SRL                                                 2,627             0            0

See accompanying notes to consolidated financial statements.




(1)  Summary of Significant Accounting Policies
   (a)Company Description and Basis of Presentation
       The Company owns a 28.5% interest in Nord Pacific Limited (Pacific), a publicly owned mining and exploration company engaged in the production of copper in Australia and the exploration for gold, copper, and other minerals in Australia, Papua New Guinea and North America. The Company also owns a 100% interest in Nord Copper Corporation which owns a copper mine in Arizona. The Company's 50% interest in Sierra Rutile Holdings Limited was disposed of during 1999.

       The consolidated financial statements include the accounts of Nord Resources Corporation and its subsidiaries (collectively, the Company). All significant intercompany transactions and balances are eliminated in consolidation.

       Investments in 20% to 50%-owned affiliates and joint ventures are accounted for using the equity method. Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional securities by such equity investee, are recognized as increases to or reductions of additional paid-in capital in the consolidated statements of stockholders' equity.

   (b)  Liquidity and Future Operations
       During 1999 the Company acquired the Johnson Camp Mine (see note 2) and commenced activities to resume mining operations there. Currently the Company is producing copper from ore stacked on the leach pads prior to the Company's acquisition of the property. The Company is currently updating a study to determine the feasibility of resuming mining operations and is attempting to obtain financing for the project. The ability of the Company to resume mining operations is dependent on obtaining sufficient financing for the project, of which there can be no assurance.

       Revenue from the mine is currently not sufficient to cover the costs of operating the mine and the Company's overhead costs. If the Company is unable to resume mining operations and achieve profitability, it will be required to seek other sources of revenue or additional capital to fund its operations.

       These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   (c)Uses of Estimates
       The preparation of these financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include losses related to discontinued operations and rates of discounting and salary escalation and other actuarial assumptions used to evaluate retirement benefits. Estimates of mineral reserves are used as a basis for amortization of certain of the Company's long-lived assets.

   (d)Cash Equivalents
       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   (e)Investments in Mining Companies
       The Company evaluates the carrying value of its investments in mining companies whenever events or changes in circumstances indicate that carrying amount of the investment may not be recoverable. A loss in the value of an investment that is other than a temporary decline is recognized by recording a provision for impairment to reduce the carrying value of the investment to its estimated fair value.

   (f)Property, Plant and Equipment
       Equipment is depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are amortized over the five-year term of the office lease.

       Mineral properties are amortized over the life of the mine using the units of production method. Buildings and mining equipment are depreciated over the shorter of their estimated useful lives, or over the life of the mine using the units of production method.

   (g) Impairment of Long-Lived Assets and Long-Lived Assets to be
       Disposed Of
       The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed  for  impairment whenever events  or  changes  in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be
       recognized  is  measured  by  the  amount  by  which   the
       carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   (h)Accounting for Stock-Based Compensation
       The Company measures compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board (APB) Opinion
       No. 25, Accounting for Stock Issued to Employees.

   (i)Earnings (Loss) Per Share
       Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants outstanding. Outstanding options to purchase 1,425,800, 1,644,371, and 1,529,371 shares of common stock for the years ended December 31, 1999, 1998 and 1997, respectively, are not included in the computation of diluted loss per share as the effect of
       the   assumed   exercise  of  these   options   would   be
       antidilutive.

   (j)Comprehensive Income (Loss)
       The components of total comprehensive income (loss) for the years ended December 31, 1997, 1998 and 1999 consist of net earnings (loss), foreign currency translation and changes in the unfunded pension liability as follows:

                                            Accumulated              Total
                    Foreign      Unfunded   other        Net      comprehensive
                    currency     pension    comprehen-   earnings     income
                    translation  liablility sive
                                            income(loss)  (loss)      (loss)



Balance at            $281        (143)        138       (50,571)    (50,433)
 December 31, 1996
 1997 activity           -        (857)       (857)      (12,312)    (13,169)


Balance at             281      (1,000)        (719)     (62,883)    (63,602)
 December 31, 1997
 1998 activity           -        (166)        (166)      (7,831)     (7,997)


Balance at             281      (1,166)       (885)     (70,714)      (71,599)
 December 31, 1998
 1999 activity           -         783         783       (3,867)       (3,084)


Balance at            $281        (383)       (102)     (74,581)      (74,683)
 December 31, 1999

   (k)Reclassifications
       Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the classifications used in 1999.

(2)
   Acquisition of Johnson Camp Mine

   In June 1999, Nord Copper Corporation acquired a copper mine and related assets (Johnson Camp Mine) in Arizona, from Arimetco, Inc. At the time of the acquisition, Summo USA Corporation had entered into a purchase agreement to acquire the Johnson Camp Mine from Arimetco. The Company paid Arimetco $310,000 and issued a promissory note payable to them in the amount of $1,550,000. The note is payable in installments of $500,000, $500,000 and $550,000, due on June 8, 2000, June 8, 2001 and June 8, 2002, respectively, together with interest at the rate of 8% per annum payable quarterly. The note is secured by a lien on the Johnson Camp Mine. The Company also agreed to pay Arimetco up to an additional $1,000,000 from revenues from the Johnson Camp Mine, at a rate of $0.02 per pound for all copper sold, but only if the market price is in excess of $1.00 per pound. In connection with the acquisition, the Company also issued 1,600,000 shares of its common stock to Summo. The shares were valued based on the quoted market price of the Company's common stock.

   Under an agreement with Pacific, the Company has agreed to pay Pacific 20% of the cash flow after the Company has recovered its investment in the Johnson Camp mine as consideration for assisting in identifying and assessing the opportunity and participating in the management of the mine.

   Also in connection with the acquisition, the Company entered into a consent decree with the Arizona Department of Environmental Quality. The Company has agreed to upgrade and improve certain of the facilities and complete certain remediation activities at the property by September 2000. The estimated cost to complete the upgrades and improvements and to perform the remediation activities is approximately $1,500,000. The Company is subject to fines if it fails to comply with the terms of the consent decree.

(3)  Sale of SRL and its Subsidiaries and Affiliates

   The Company owned a 50% interest in Sierra Rutile Holdings Limited, which in turn owned 100% of Sierra Rutile Limited and Sierra Rutile America, and 50% interests in Sierra Rutile Services Limited, Titanium Minerals Marketing International and Titanium Minerals Marketing International, USA
   (collectively, SRL). SRL produced and marketed rutile and ilmenite (titanium dioxide) from its rutile operation located in Sierra Leone, West Africa. These products were sold primarily to the paint pigment industry in the United States, Europe and the Far East. In January 1995, rebel forces attacked SRL's mining operation in Sierra Leone, which had been in operation since 1978. As a result, SRL was forced to suspend mining operations and subsequently terminated all nonessential personnel.

   On September 30, 1999, the Company completed the sale of SRL to MIL (Investments) S.A.R.L. (MIL), then a shareholder of the Company. The Company's shareholders voted to approve the sale on September 8, 1999. As consideration for the sale, the Company received $1,250,000; 7,004,200 shares of its common stock, representing all of the common shares owned by MIL; and a release of the Company's guarantee of approximately $6,000,000 of Sierra Rutile bank debt. The Company also retained a 5% carried interest in the mine. The shares of common stock received were valued based on the quoted market price of the Company's common shares on
   September 30, 1999. The shares received were subsequently cancelled.

   As a result of the initial rebel attack on SRL's mining operations in Sierra Leone and the continuing uncertainty resulting from the ongoing rebel activity in the country, significant uncertainty existed as to the Company's ability to recover its investment in SRL. Accordingly, the Company previously recorded a provision for impairment of its investment in SRL, including a provision for amounts it was required to advance to SRL for the repayment of loans payable by SRL which it had guaranteed. During 1999, 1998 and 1997, the Company advanced to SRL $523,000, $17,477,000, and $11,734,000, respectively, to fund its 50% share of SRL's cash requirements, including debt service requirements, vendor payments and ongoing operating expenses. Amounts advanced to SRL which were used to reduce the principal amounts of loans outstanding were recorded as a reduction of the obligation under guarantee of loans payable by SRL. Other amounts were charged to expense as they were advanced to SRL.

   The Company had certain amounts of insurance to cover risk of loss on its investment in SRL due to political violence and expropriation of SRL's assets. Under an insurance policy provided by an agency of the United States government, $15,705,000 of coverage was provided for the Company's share of losses from political violence. The Company filed a claim under this policy for its 50% share of losses resulting from events which began in January 1995. In September 1996, the Company received a $1,500,000 provisional payment from the insurer under this policy. A further claim for the full amount covered by the policy was filed in February 1998, and the balance of $14,205,000 was received in May 1998. These amounts totaling $15,705,000 were recorded as prior period adjustment to the 1995 financial statements.

(4)  Investment in Nord Pacific Limited
   As of December 31, 1999 and 1998 the Company owns 3,697,561 shares of Pacific. The aggregate market value of the
   Company's investment in Pacific at December 31, 1999 was approximately $1,850,000 based on the average of the bid and asked price at December 31, 1999 of $0.50 per share.

   Accounts receivable from Pacific at December 31, 1999 includes a note receivable of $750,000 due September 30, 2000 with interest payable at 10%. Interest income on the note for 1999 was $18,000. Subsequent to December 31, 1999, the note was repaid in full. The remaining amounts receivable from Pacific are on open account and do not bear interest. These amounts represent amounts due under an agreement entered into with Pacific in 1998 to share office space, administrative personnel and other expenses on a 50/50 basis.

   In 1997, the Company provided certain services to Pacific under a management agreement. Under the terms of the agreement, the Company received a monthly fee of $7,000 and was reimbursed for all direct expenses incurred on behalf of Pacific. The Company received $566,000 from Pacific under this agreement in 1997.

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



                             NORD RESOURCES CORPORATION
                                   AND SUBSIDIARIES

                       Notes to Consolidated Finanical Statements

                     Years ended December 31, 1999, 1998 and 1997








Condensed Balance Sheets
                                                                    December 31,
                                                                  1999        1998
                                                                    (In thousands)

Current assets                                                $     1,712       3,646
Property, plant and equipment                                       2,282       3,605
Deferred exploration, development other costs                      15,626      24,908

                                                              $    19,620      32,159

Current liabilities                                           $     8,055       4,949
Long-term debt                                                          0       2,400
Payable on foreign currency contracts                                   0       1,144
Deferred income taxes                                               2,129       3,497
Retirement benefits                                                   270         271

    Total liabilities                                              10,454      12,261

Shareholders' equity                                                9,166      19,898

                                                              $    19,620      32,159

Company's share of equity                                     $     2,668       5,733



Condensed Statements of Operations
                                                                    Year ended December 31,
                                                                  1999        1998        1997
                                                                        (In thousands)

Sales                                                         $    10,752      13,807      16,328
Costs and expenses                                                (18,624)    (13,610)    (16,431)

    Operating earnings (loss)                                      (7,872)        197        (103)

Forward currency transaction gains (losses)                          (323)       (589)        502
Foreign currency forward exchange contract
 gains (losses)                                                       901        (606)     (2,399)
Copper contracts gains (losses)                                         0           0         372
Other income and expenses, net                                       (451)        (39)        (14)

    Income before income taxes                                     (7,745)     (1,037)     (1,642)

Income tax benefit (provision)                                      1,368       1,110      (1,662)

    Earnings (loss), before cumulative effect
     of change in method of accounting                             (6,377)         73      (3,304)

Cumulative effect of change in method of
 accounting for development costs                                  (4,355)          0           0

    Net earnings (loss)                                       $   (10,732)         73      (3,304)

Company's share of net earnings (loss)                        $    (3,065)         38        (949)




(5)  Property and Equipment
                                         December 31,
                                       1999         1998
                                        (In thousands)

Land                               $     187          100
Mineral properties                        42            -
Building                                 789            -
Mining equipment                       1,684            -
Other equipment                          625          530
Leasehold improvements                   130          130

                                       3,457          760
Less accumulated depreciation and       (716)        (513)
depletion

                                  $    2,741          247

(6)  Other Assets
                                         December 31,
                                       1999         1998
                                        (In thousands)

Non-qualified trusts designated for
funding of retirement benefits
(note 7):
Investments held in trust         $  5,634        4,231
Cash surrender value of life
insurance, net of loans of               -        1,428
$1,232,000 in 1998
Unamortized pension cost                52           71

                                   $ 5,686        5,730

   The Company, through its wholly owned subsidiary, Nord Manatee Ltd., owned a 42% interest in approximately 200 acres of undeveloped real estate. In 1997, the venture sold this property for $2,769,000. The venture received $500,000 at
   closing.   The  balance  of  the  proceeds  were  received  in
   September  1998.   The  Company's share of  the  proceeds  was
   $954,000.

   Interest on loans against the net cash surrender value of life insurance policies of $117,000 and $118,000 was paid in 1998 and 1997, respectively.

(7)  Retirement Benefits
   The Company has an unfunded non-contributory defined benefit plan for certain of its executive officers and management personnel. The Company has non-qualified trusts which were established in 1989 related to this plan, and the trusts hold assets valued at $5,634,000 and $5,659,000 at
   December  31,  1999  and  1998,  respectively  (see  note  6).
   Effective  in  1995,  the  plan  was  amended  to  permit  two officers to elect upon their retirement to receive a discounted lump sum distribution of their accumulated benefit obligation, limited to the amounts held in the trusts, which are designated for these officers. The Company contributed $250,000 in 1999 to the trust designated for one of these officers.

   The following tables set forth the changes in the projected benefit obligation for the years ended December 31, 1999, 1998 and 1997, and the funded status of the plan and the amounts recognized in the Company's balance sheet at December 31, 1999 and 1998:

                                     Year ended December 31,
                                  1999        1998         1997
                                         (In thousands)

  Change in benefit
    obligation:
  Benefit obligation,
    beginning of period      $  7,494       8,172        7,523
  Service cost                     16          16          115
  Interest cost                   490         539          544
  Actuarial loss (gain)          (713)        166          204
  Benefits paid                  (474)     (1,399)        (214)

  Benefit obligation, end of $  6,813       7,494        8,172
    period


                                            December 31,
                                          1999         1998
                                           (In thousands)

 Funded status:
   Benefit obligation                 $ (6,813)      (7,494)
   Unrecognized net loss                   383        1,166
   Unrecognized prior service cost          52           71

        Net amount recognized         $ (6,378)      (6,257)

 Amounts recognized in the balance
   sheet consist of:
   Retirement benefits liability      $ (6,813)      (7,494)
   Unamortized pension cost                 52           71
   Accumulated  other  comprehensive       383        1,166
   income

        Net amount recognized         $ (6,378)      (6,257)

   The following tables set forth the components of net periodic benefit costs and the actuarial assumptions used for the years ended December 31, 1999, 1998 and 1997:

                                    Year ended December 31,
                                 1999         1998        1997
                                         (In thousands)

  Components of net periodic
    benefit cost:
    Service cost             $   16           16          115
    Interest cost               490          539          544
    Amortization of prior        19           19           19
    service cost
    Recognized net actuarial     70            -            6
    loss

      Net periodic           $  595          574          684
      benefit cost

 Assumptions:
   Discount rate               7.75%        6.75%       7.00%
   Rate of compensation            -            -           -
    increase

   In  addition,  the Company has a nonqualified retirement  plan
   for  certain  former members of the Board of  Directors.   The
   amounts accrued under this plan were $157,000 and $163,000 at December 31, 1999 and 1998, respectively.

(8)  Income Taxes
   Tax  effects  of  temporary  differences  that  give  rise  to significant  portions of the deferred tax assets and  deferred tax liabilities are as follows:
                                         December 31,
                                       1999         1998
                                        (In thousands)

Deferred tax assets:
Deferred compensation              $  2,439        2,680
Net operating loss carryforwards     13,243       11,918
Tax credit carryforwards              1,578        1,578
Capital loss carryforward            10,212            -
Other                                    48          250

                                     27,520       16,426
Less valuation allowance            (27,520)     (16,426)

    Net deferred tax assets        $      -            -

   The Company has provided a valuation allowance against its net deferred tax assets, since it is unlikely that the benefits will be realized.

   Income tax expense differed from the amount computed by applying the U.S. statutory income tax rate of 35% to income before income tax expense as a result of the following:

                                            Year ended December 31,
                                        1999        1998        1997
                                               (In thousands)

Tax benefit at statutory rate         $   (754)       (2,741)     (4,214)
Increase (decrease in taxes
   resulting from:
   Change in valuation                   11,094          916       1,243
   allowance
   Foreign    expenses    not                 -        1,750       3,026
   deductible for tax
   Percentage  depletion   in                 -            -        (47)
   excess of basis
  Capital loss on sale of SRL
   for tax purposes                    (10,212)            -          -
   Other                                  (128)           75         (8)

       Income tax expense             $      -             -          -

   At December 31, 1999, the Company has net operating loss carryforwards of approximately $37,800,000 which expire from 2012 to 2019. The Company has general business credit carryforwards of $538,000, which expire from 2003 to 2016, available to reduce the Company's future tax liability and alternative minimum tax (AMT) credit carryforwards of approximately $1,040,000 which may be carried forward indefinitely to reduce future federal regular taxes.


(9)  Stock Options
   The Company has granted incentive and non-qualified stock options for its employees and directors under the terms of its various stock option plans. The Company has also granted non-qualified, non-plan options which have been authorized by the Company's Board of Directors.

   Options  are  granted  at an exercise price  equal  to  or  in excess of the quoted market price on the date of grant. Options are generally exercisable beginning one year from date of grant and expire ten years from date of grant. At December 31, 1999, 1,469,474 shares are available for future option grants under the terms of the various plans.
   A summary of the status of the Company's outstanding stock options as of December 31, 1999, 1998 and 1997 and changes during the years then ended follows:

                                                               Weighted
                                                                average
                                                                 exercise
                                            Options              price

Outstanding at December 31, 1996             1,659,361      $    5.99


Granted                                      1,290,773           5.11

Exercised                                      (67,080)          2.25
Terminated                                    (637,294)          5.86

Expired                                       (716,389)          6.67


Outstanding at December 31, 1997              1,529,371          5.14


Granted                                         264,300          4.31
Expired                                         149,300          5.70

Outstanding at December 31, 1998               1,644,37          4.15


Granted                                         200,000          6.06
Terminated                                       (5,000)         1.38
Expired                                        (413,571          6.14


Outstanding at December 31, 1999              1,425,800      $   4.78


                           1999                1998               1997
                          Weighted            Weighted           Weighted
                          average             average            average
               Shares     exercise   Shares   exercise   Shares  exercise
                          price               price               price

Options
exercisable
at year-     1,358,300    $ 4.73    1,374,371  $ 4.97  1,029,371  $ 5.19
 end

   The following table summarizes information about stock option plans and non-plan options outstanding at December 31, 1999:

  Exercise                  Weighted
   prices      Options      average        Options
     per     outstanding    contract       exercisable
    share                   life

$   1.38        40,000      8.08         22,500
    1.75        50,000      9.42              -
    2.00        50,000      8.08         50,000
    2.25        15,000      5.85         15,000
    3.25       200,000      7.39        200,000
    4.00       250,000      3.40        250,000
    4.13         1,500      7.05          1,500
    4.63        15,000      6.86         15,000
    4.88        33,750       .82         33,750
    5.00       200,000      2.40        200,000
    5.13        65,000      2.42         65,000
    5.61        35,550       .08         35,550
    6.00       200,000      2.40        200,000
    6.13        30,000      6.42         30,000
    6.67        90,000       .05         90,000
    7.38       120,000      1.83        120,000
    8.00        30,000      1.08         30,000

$ 1.38-8.00  1,425,800      4.93      1,358,300


   Of  the  1,425,800 options outstanding at December  31,  1999,
   303,300  shares  have  been issued  under  the  terms  of  the
   Company's   stock  option  plans.   The  remaining   1,122,500
   options are non-qualified, non-plan options.

   The Company applies APB Opinion No. 25 in accounting for its stock option plans. Therefore, no compensation expense under SFAS No. 123 has been recognized for options granted to employees. Had compensation cost for the Company's option grants in 1995 and subsequent years been determined based on the fair value of the options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:
                                     Year ended December 31,
                                  1999        1998         1997

Net loss:
    As reported              $  (3,867)      (7,831)     (12,312)
    Pro forma                   (3,883)      (7,895)     (12,404)
Loss per share:
    As reported                  (.18)        (.36)       (.56)
    Pro forma                    (.18)        (.36)       (.57)
   The assumptions used in determining the fair value of options granted during 1999, 1998 and 1997 are as follows:
                                     Year ended December 31,
                                  1999        1998         1997

    Expected volatility      $    81%          73%         66%
    Expected life of grant      5 years      5 years     5 years
    Risk-free interest rate      6.50%        5.05%       6.39%
    Expected dividend rate        None        None         None

   The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $6.06, $4.91 and  $5.11, respectively.

(10) Discontinued Operations
   During 1996, the Company committed to a formal plan to dispose of its 80% owned subsidiary, Nord Kaolin Company
   (NKC),  which  represented the Company's kaolin  segment.   On
   April   23,  1997,  the  Company  consummated  the   sale   of
   substantially all of the assets of NKC (except cash and accounts receivable) for $20,000,000, less $735,000 relating to certain liabilities assumed by the purchaser.

   The purchaser assumed certain lease obligations of NKC and NKC's obligations under a non-contributory defined benefit plan covering hourly employees of NKC. Proceeds in 1997 from this transaction totaled $10,500,000 including collection of accounts receivable and less payment of NKC's liabilities and other liabilities incurred as a result of this transaction.

   A provision for loss on the disposal of the kaolin segment was recorded in 1996, including a provision for estimated losses to the disposal date. The provision included accruals for estimated severance costs of approximately $800,000 and estimated legal and other termination costs of $811,000. Such amounts were paid in 1997. The provision for loss on disposal in 1997 included $510,000 of additional severance costs for which the Company was obligated as a result of the termination of additional employees after the sale, offset by an adjustment of $239,000 to the provision for estimated losses to the disposal date.
(11) Commitments

   The Company leases its office space and certain equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable operating leases for the years ended December 31 are as follows:

 2000                $ 65,943
 2001                  65,845
 2002                  63,873
Thereafter            141,217

                    $ 336,878

   Total rent expense for 1999, 1998 and 1997 was $101,000, $101,000 and $192,000, respectively.






ITEM 9.                              CHANGES IN AND DISAGREEMENTS
      WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by the above Items 10-13 is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2000.
                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
       FORM 8-K

(a)   1.  Financial Statements:
      The following consolidated financial statements of Nord Resources Corporation as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 are included in Part II, Item 8 of this Form 10-K:

      Nord Resources Corporation:
        Independent Auditors Report
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

      The following consolidated financial statement of Nord Pacific Limited as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, required by rule 3.09 of Regulation S-X, are included as an exhibit to this Form 10-K.

      Nord Pacific Limited:
        Independent Auditors' Report
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

   2.  Financial Statement Schedules:

      Independent Auditors' Report
      Schedule II - Valuation and qualifying accounts

(b)  Reports on Form 8-K:
   A Form 8-K was filed on October 12, 1999, related to the sale of SRL.

(c)  Exhibits:  See INDEX TO EXHIBITS
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

/s/ Edgar F. Cruft
Edgar F. Cruft
Chairman of the Board
April 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer,
President and Director

/s/ John P. Griffith
John P. Griffith
Acting    Chief    Financial
Officer
April 12, 2000

/s/ Terence H. Lang
Terence H. Lang
Director


Frank J. Waldron
Director

/s/ Leonard Lichter
Leonard Lichter
Director


James Askew
Director

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION


Edgar F. Cruft
Chairman of the Board
April 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


W. Pierce Carson
Chief Executive Officer,
President and Director


John P. Griffith
Acting    Chief    Financial
Officer
April 12, 2000


Terence H. Lang
Director


Frank J. Waldron
Director


Leonard Lichter
Director


James Askew
Director











                  Independent Auditors' Report


The Board of Directors and Stockholders
Nord Resources Corporation:

Under date of April 5, 2000, we have reported on the consolidated balance sheets of Nord Resources Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the Company's annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                            KPMG LLP

Denver, Colorado
April 5, 1999

                                                                                                  Schedule II

                                NORD RESOURCES CORPORATION
                                     AND SUBSIDIARIES

                            Valuation and Qualifying Accounts

                                      (In thousands)



Column A                                              Column B      Column C        Column D       Column E

                                                                    Additions
                                                     Balance at     charge to                       Balance
                                                      beginning     costs and                       at end
Description                                           of period     expenses       Deductions      of period

Year ended December 31, 1999

Investment valuation allowance - SRL                  $   32,463              0         (32,463)             0

Year ended December 31, 1998

Estimated loss on disposal, including
 provision for estimated operating
 losses to disposal date                              $   21,412            271          21,683              0

Investment valuation allowance -
 Manatee Gateway                                      $    2,394              0           2,394              0

Investment valuation allowance - SRL                  $   32,463              0               0         32,463

Obligation under guarantee of loans
 payable by SRL                                       $   12,476              0          12,476              0

Year ended December 31, 1997

Estimated loss on disposal, including
 provision for estimated operating
 losses to disposal date                              $        0         21,412               0         21,412

Investment valuation allowance -
 Manatee Gateway                                      $    2,394              0               0          2,394

Investment valuation allowance -
 ilenite equipment                                    $      855            280           1,135              0

Investment valuation allowance - SRL                  $   32,463              0               0         32,463

Obligation under guarantee of loans
 payable by SRL                                       $   15,565              0           3,089         12,476



1 - Equipment written off against the provision for impairment



                  Independent Auditors' Report


The Board of Directors
Nord Pacific Limited:

We have audited the accompanying consolidated balance sheets of Nord Pacific Limited and subsidiaries as of December 31, 1999 and
1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nord Pacific Limited and subsidiaries as of December
31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in Canada.

Accounting  principles  generally  accepted  in  Canada  vary  in certain significant respects from accounting principles generally
accepted   in  the  United  States.   Application  of  accounting
principles  generally accepted in the United  States  would  have affected  results of operations for the years ended December  31,
1999  and  1998 and stockholders' equity as of December 31,  1999 and 1998, to the extent summarized in note 14 to the consolidated financial statements.



                         KPMG LLP


Denver, Colorado
April 5, 2000




                  Independent Auditor's Report


Board of Directors and Shareholders
Nord Pacific Limited:

We  have  audited  the  accompanying consolidated  statements  of operations, shareholders' equity, and cash flows of Nord  Pacific
Limited  and  subsidiaries  (the  Company)  for  the  year  ended
December  31,  1997  (all  expressed  in  U.S.  dollars).   These
consolidated financial statements are the responsibility  of  the
Company's  management.   Our  responsibility  is  to  express  an
opinion on these consolidated financial statements based  on  our audit.

We  conducted  our  audit in accordance with  auditing  standards
generally  accepted  in  the United  States  of  America.   Those
standards  require that we plan and perform the audit  to  obtain reasonable  assurance  about whether the  consolidated  financial statements are free of material misstatement.  An audit  includes examining,  on a test basis, evidence supporting the amounts  and
disclosures in the consolidated financial statements.   An  audit
also  includes  assessing  the  accounting  principles  used  and significant  estimates made by management, as well as  evaluating the  overall  financial statement presentation.  We believe  that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the results of the operations and cash flows of the Company for the year ended December 31, 1997 in conformity with accounting principles generally accepted in Canada.




DELOITTE & TOUCHE
Chartered Accountants
Hamilton, Bermuda
March 20, 1998





                             NORD PACIFIC LIMITED
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1999 and 1998

                        (In thousands of U.S. Dollars)




Assets                                                                             1999              1998
Current assets:
 Cash and cash equivalents                                                      $      102           1,416
 Accounts receivable:
  Trade                                                                                950           1,384
  Other, including joint venture partner                                               146             402
 Inventories:
  Copper metal                                                                         260             191
  Supplies                                                                             175             166
 Prepaid expenses                                                                       79              87

    Total current assets                                                             1,712           3,646

Deferred costs associated with ore under leach, net of accumulated
 amortization of $22,740 in 1999 and $16,192 in 1998 (note 2)                        8,228           9,413

Property, plant and equipment at cost less
 accumulated depreciation (note 3)                                                   2,282           3,605

Deferred exploration and development costs:
 Girilambone, net of accumulated amortization of $4,434 in
  1999 and $2,917 in 1998 (note 2)                                                   2,045           3,527
 Exploration and development prospects (note 4)                                     15,591          19,141

Other assets                                                                           103              71

                                                                                $   29,961          39,403


See accompanying notes to consolidated financial statements.




                            NORD PACIFIC LIMITED
                               AND SUBSIDIARIES

                         Consolidated Balance Sheets

                          December 31, 1999 and 1998

                         (In thousands of U.S. Dollars)



Liabilities and Stockholders' Equity                                          1999                 1998
Current liabilities:
 Accounts payable:
  Trade                                                                     $     1,356            1,715
  Affiliates                                                                      2,091              594
 Accrued expenses                                                                 1,058              484
 Current maturities of long-term debt (note 5)                                    2,400              600
 Payable on foreign currency contracts (note 6)                                   1,150            1,556

    Total current liabilities                                                     8,055            4,949

Long-term liabilities:
 Long-term debt (note 5)                                                              0            2,400
 Payable on foreign currency contracts (note 6)                                       0            1,144
 Deferred income tax liability (note 11)                                          4,019            5,300
 Retirement benefits (note 12)                                                      270              271

    Total long-term liabilities                                                   4,289            9,115

Stockholders' equity (notes 7 and 9):
 Common shares, no par value; unlimited authorized shares.
  Issued and outstanding 12,960,803 shares in 1999 and 1998                      47,375           47,375
 Accumulated deficit                                                            (30,556)         (22,834)
 Foreign currency translation adjustment                                            798              798

    Total stockholders' equity                                                   17,617           25,339

Commitments and contingent liabilities (notes 8, 12, 13 and 15)

                                                                            $    29,961           39,403

See accompanying notes to consolidated financial statements.




                           NORD PACIFIC LIMITED
                             AND SUBSIDIARIES

                    Consolidated Statements of Operations

                Years ended December 31, 1999, 1998 and 1997

   (In thousands of U.S. dollars, except share and per share amounts)



                                                         1999               1998               1997
Sales (note 10)                                      $     10,752           13,807            16,328

Costs and expenses:
 Cost of sales (note 2)                                    12,827           10,251             8,696
 Abandoned and impaired properties (note 4)                 4,750               96            14,293
 General and administrative:
  Nord Resources Corporation (note 7)                           0                0               566
  Other                                                     2,305            2,941             3,261

    Total costs and expenses                               19,882           13,288            26,816

    Operating earnings (loss)                              (9,130)             519           (10,488)

Other income (expense):
 Interest and other income (expense), net                    (149)             233               357
 Interest expense and amortization of debt
  issuance costs                                             (302)            (272)             (371)
 Foreign currency forward exchange contract
  gains (losses) (note 6)                                     901             (606)           (2,399)
 Foreign currency transaction gains (losses)                 (323)            (589)              502
 Copper contracts gains (losses) (note 6)                       0                0               372

    Total other income (expense)                              127           (1,234)           (1,539)

    Earnings (loss) before income taxes                    (9,003)            (715)          (12,027)

Income taxes (note 11)                                     (1,281)            (740)            2,300

    Net earnings (loss)                              $     (7,722)              25           (14,327)

Earnings (loss) per common share                     $      (0.60)              -*             (1.31)

Weighted average common shares outstanding             12,961,000       12,961,000        10,935,000

*  Less than $.01 per share


See accompanying notes to consolidated financial statements.




                            NORD PACIFIC LIMITED
                              AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity

              Years ended December 31, 1999, 1998 and 1997

              (In thousands of U.S. dollars, except shares)



                                                                       Common stock           Common     Additional
                                                                       outstanding            shares      paid-in    Accumulated
                                                                  Shares          Amount    subscribed    capital      deficit

Balance, December 31, 1996                                       9,515,654      $    476          0         31,467       (8,532)

Net loss                                                                 0             0          0              0      (14,327)
Exercise of options                                                 35,600             2          0            153            0
Common shares issued in public offering, net of offering costs   2,460,000           123          0         10,561            0
Compensation relating to options issued to non-employees                 0             0          0            110            0
Conversion of debt to common shares                                349,549            17          0          1,731            0
Common shares subscribed                                                 0             0      2,700              0            0
Compensation relating to options issued                                  0             0          0            (23)           0

Balance, December 31, 1997                                      12,360,803           618      2,700         43,999      (22,859)

Net earnings                                                             0             0          0              0           25
Issuance of common shares subscribed                               600,000            30     (2,700)         2,670            0
Costs related to common shares subscribed                                0             0          0             (4)           0
Compensation relating to options issued to non-employees                 0             0          0             62            0
Change in par value of common shares from $.05 per share
 to no par value                                                         0        46,727          0        (46,727)           0

Balance, December 31, 1998                                      12,960,803        47,375          0              0      (22,834)

Net loss                                                                 0             0          0              0       (7,722)

Balance, December 31, 1999                                      12,960,803      $ 47,375          0              0      (30,556)

See accompanying notes to consolidated financial statements.



                            NORD PACIFIC LIMITED
                              AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                 Years ended December 31, 1999, 1998 and 1997

                       (In thousands of U.S. dollars)



                                                                            1999          1998          1997
Operating activities:
 Net earnings (loss)                                                    $   (7,722)          25        (14,327)
 Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
   Depreciation                                                              1,328        1,573          1,148
   Amortization                                                              8,106        6,619          3,565
   Abandoned and impaired properties                                         4,750           96         14,293
   Compensation relating to stock options issued                                 0           62            110
   Unrealized loss (gain) on foreign currency contracts                     (1,550)         606          2,399
   Foreign currency transaction gain                                             0            0           (502)
   Deferred income taxes                                                    (1,281)        (740)         2,300
   Provision (credit) for retirement benefits                                   (1)         167            104
   Derivative financial instruments                                              0            0           (372)
   Change in assets and liabilities:
    Accounts receivable                                                        690         (330)           146
    Inventories                                                                (78)         (16)            (9)
    Other assets                                                               (73)           0              0
    Prepaid expenses                                                             8           50            (42)
    Accounts payable                                                           203          823           (319)
    Accrued expenses and other liabilities                                     524       (1,760)           374

      Net cash provided by operating activities                              4,904        7,175          8,868

Investing activities:
 Capital expenditures                                                           (5)        (440)          (473)
 Deferred exploration and development costs                                 (1,235)      (6,726)       (10,720)
 Deferred costs associated with ore under leach                             (5,363)      (5,117)        (4,023)

      Net cash used in investing activities                                 (6,603)     (12,283)       (15,216)

Financing activities:
 Borrowing of long-term debt                                                   400        1,521          2,981
 Repayments of long-term debt                                               (1,000)      (1,383)        (5,153)
 Advances on copper sales                                                       50            0              0
 Advances from Nord Resources Corporation, net                                 935          343            669
 Issuance of common shares for cash                                              0        2,700         12,300
 Costs associated with issuance of common shares                                 0           (4)        (1,735)
 Stock options exercised                                                         0            0            155

      Net cash provided by financing activities                                385        3,177          9,217

Effect of exchange rate changes on cash and cash equivalents                     0           (4)            43

      Increase (decrease) in cash and cash equivalents                      (1,314)      (1,935)         2,912

Cash and cash equivalents - beginning of year                                1,416        3,351            439

Cash and cash equivalents - end of year                                 $      102        1,416          3,351

Cash paid for interest                                                  $       53          241            371

Non-cash transactions:
 Conversion of long-term debt due to Nord Resources
  Corporation into common stock  (note 7)                               $        0            0          1,748

 Common stock subscribed                                                $        0            0          2,700


See accompanying notes to consolidated financial statements.






(1)  Summary of Significant Accounting Policies

   (a) Company Description and Basis of Presentation

       Nord Pacific Limited and its subsidiaries (collectively, the Company) are engaged in the production of copper and in the exploration for gold, copper, and other minerals in Australia, Papua New Guinea (PNG), and North America.

       In June 1998, the Company's shareholders approved the discontinuance of the Company from Bermuda and approved its continuance into the Province of New Brunswick, Canada, effective September 30, 1998. As a Canadian Company, the Company is required to report its financial statements in accordance with generally accepted accounting principles in Canada. These principles differ in certain respects from those in the United States as described in Note 14.

   (b) Principles of Consolidation

       The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 40% interest in the Girilambone copper property in Australia and its 50% interest in the Girilambone North Project (collectively Girilambone). The financial statements include the Company's proportionate share of the assets, liabilities and operations of Girilambone.
       All significant intercompany accounts and transactions are eliminated at consolidation.

   (c) Use of Estimates

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

   (d) Cash and Cash Equivalents

       The  Company  considers all investments with  an  original maturity  of  three months or less to be cash equivalents.
       The   carrying   amount  of  cash  and  cash   equivalents
       approximates fair value.

   (e) Inventories

       Inventories are valued at the lower of cost (first-in, first-out method) or market.

   (f) Deferred Costs Associated with Ore Under Leach

       Costs at Girilambone incurred with respect to ore under leach are deferred and amortized using the units of production method over the remaining estimated reserves. The Company continually evaluates and refines estimates used to determine the amortization and carrying amount of deferred costs associated with ore under leach based upon actual copper recoveries and mine operating plans.

   (g) Property, Plant and Equipment

       Plant, mining and milling equipment at Girilambone is depreciated using the units-of-production method over the estimated remaining reserves. Furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years.

   (h) Deferred Exploration and Development Costs

       All costs directly attributable to exploration and development are deferred. Costs related to producing properties are amortized using the units-of-production method over the estimated recoverable reserves. Deferred costs are carried at cost, not in excess of anticipated future recoverable value, and are expensed when a project is no longer considered commercially viable.

   (i) Impairment of Mining Properties and Projects

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

   (j) Debt Issuance Costs

       Professional  fees  and  other  costs  relating   to   the
       issuance of debt are capitalized and amortized over the term of the related borrowings.

   (k) Foreign Currency Translation

       The functional currency for operations conducted in Australia is the U.S. dollar. Adjustments to monetary assets and liabilities denominated in Australian dollars as a result of changes in the exchange rate between U.S. dollars and Australian dollars are recognized currently in the statement of operations as foreign currency transaction gains and losses.

   (l) Financial Instruments

       Gains and losses related to qualifying hedges of anticipated copper sales are deferred and recognized in the statement of operations as a component of sales at the settlement date. Option premiums paid are deferred until the date of settlement or expiration of the option.

       Realized and unrealized gains and losses on foreign currency forward exchange contracts and other derivative financial instruments that do not qualify as hedges are recognized currently in the statement of operations.
       Unrealized gains or losses are included as assets or liabilities in the balance sheet.

   (m) Earnings (Loss) Per Common Share

       Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and warrants outstanding. For the years ended December 31, 1999, 1998 and 1997, the assumed exercise of options and warrants was antidilutive and therefore not included in the weighted average shares computation.

(2)  Girilambone

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


                                                              Amounts included in
                                  Total Girilambone              accompanying
                                    Joint Ventures            financial statements
                                      December 31                  December 31
                                     1999        1998             1999       1998

Current assets                   $  3,625         3,132          1,506        1,290

Deferred costs associated with     16,456        19,290          8,228        9,413
ore under leach, net

Property, plant and equipment,      4,450         7,356          1,816        2,981
net

Deferred exploration and            5,751         9,673          2,045        3,527
development costs, net

      Total assets                 30,282        39,451         13,595       17,211

Current liabilities                (2,983)       (4,071)        (1,197)      (1,749)

Partners' equity                 $ 27,299        35,380         12,398       15,462

Company's share of equity        $ 13,682        16,916
Less elimination                   (1,284)       (1,454)

Net assets recorded by the       $ 12,398        15,462
Company


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

   Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint venture's financial statements. Copper production is distributed to each venturer based on their respective ownership interest. The sale of copper produced is the responsibility of each venturer. Cost and expense data related to the operation of the mine is as follows:

                                 Year ended December 31,
                              1999         1998        1997
                                      (In thousands)

Cost of copper sales:
Total Girilambone         $  27,173      24,563      21,048
Included in financial        12,827      10,251       8,696
statements

General and
administrative:
Total Girilambone         $     416         398         538
Included in financial           190         182         242
statements

(3)  Property, Plant and Equipment

                                       December 31,
                                    1999         1998
                                     (In thousands)

Land                             $   362          362
Plant, mining and milling          9,373        9,439
equipment
Furniture and fixtures               722          708

                                  10,457       10,508

Less accumulated depreciation     (8,175)      (6,904)
                                 --------      -------
                                 $ 2,282        3,605


(4)  Deferred Exploration and Development Costs

   Deferred exploration and development costs by prospect are as follows:

                                        December 31,
                                     1999         1998
                                       (In thousands)

Ramu                               $ 5,250        9,519
Tabar Islands                        4,886        4,355
Girilambone exploration area         5,249        5,006
(including Tritton)
Other                                  206          261
                                   -------       ------
                                   $15,591       19,141

   (a) Ramu

       Through  December  31,  1998  the  Company  owned  a   35%
       interest in the Ramu Joint Venture (Ramu) which was formed to explore for nickel and cobalt in PNG. A feasibility study conducted in 1998 found that commercial production of nickel and cobalt would be economically feasible at Ramu.

       During 1999, a third party exercised its right to acquire a 10% interest in the project by agreeing to fund its share of future development costs. Each of the joint venture partners' original interests were reduced proportionately.

       In November 1999, the Company reached an agreement to sell its 31.5% interest in Ramu to an unrelated third party for $5,250,000. The Company is also entitled to two additional payments of $250,000 upon the completion of financing and upon achievement of commercial production. Upon execution of the agreement, the Company recognized an impairment charge of $4,750,000 to reduce the carrying value of the property to the sales price. The sale closed in March 2000.

   (b) Tabar Islands

       The Company owns a 100% interest in a gold exploration project in the Tabar Islands (Tabar), north of PNG. On December 3, 1996, the Company was granted a mining lease to develop and operate a gold mine on Simberi Island. While the government of PNG will have no participating interest, if production commences, a royalty of 2% of sales will be payable to the government.

       At December 31, 1997, the Company owed one of Tabar's former owners $650,000 upon the issuance of a Special
       Mining Lease by the Government of PNG. In 1998, it was determined that a Special Mining Lease would not be issued. Accordingly, the Company eliminated the note payable with a corresponding credit to deferred exploration and development costs.

       Tabar's former owners have an option to reacquire 50% of the project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually. If the option is exercised, the former owners would be required to pay to the Company 250% of its cumulative expenditures for mine development from July 1994 to the date the option is exercised.

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

   (c) Girilambone Exploration Area

       The Company has a 50% interest in an exploration joint venture formed to explore areas adjacent to its Girilambone copper mine. Under the terms of the joint venture agreement the Company is required to fund its 50% share of exploration costs. Exploration efforts are continuing in the Girilambone exploration area to identify additional mineable reserves.

   The Company is seeking additional financing to develop its properties. The Company cannot predict whether financing will be available to develop these properties and thus whether the deferred exploration and development costs will ultimately be recovered.

(5)  Long-Term Debt
                                         December 31,
                                       1999         1998
                                        (In thousands)

Girilambone financing agreement    $  2,400       3,000
Less current maturities              (2,400)       (600)
                                   ---------      ------
Long-term debt                     $      -       2,400

   The Girilambone financing agreement provided for borrowings of up to $3,600,000. The loan bears interest at Singapore Interbank Offered Rates (SIBOR) plus 1-1/2% (7.52% at December 31, 1999). Principal payments are payable quarterly at the greater of 50% of available cash flow, as defined, for the quarter ending on the relevant repayment date or the amount required to reduce the amount outstanding to $1,100,000 on March 31, 2000 and to zero on June 30, 2000.
   The agreement also contains certain debt coverage ratio requirements. As collateral for the loan, the lender has a security interest in the Australian assets of the Company, including the Company's share of assets of and production from Girilambone.

   Under the agreement, all cash proceeds generated from Girilambone operations are required to be deposited with the lender to be used to pay any costs and expenses related to the project, bank fees, interest and principal and to fund a reserve account with the lender. Any remaining proceeds are available, at the lender's discretion, for use by the Company.

   The estimated fair value of the Company's outstanding debt at December 31, 1999 and 1998 approximates its carrying amount.

(6)  Financial Instruments

   The Company utilizes certain financial instruments, primarily copper hedging agreements and foreign currency forward exchange contracts, to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar.

   (a) Copper Agreements

       The Company's strategy has been to enter into put options and swap agreements which are designated as hedges of future copper production.

       At December 31, 1999, the Company had entered into swap agreements covering a total of 11,905,000 pounds of copper at a fixed price of $.75 per pound. Contracts totaling 992,000 pounds of copper settled each month during 1999. Upon settlement the Company received the difference between the fixed price and the current price of copper if the current price was lower, or the Company paid the difference if the current price was higher. As a result, the Company was assured of receiving a price of $.75 per pound for this hedged production.

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

       The Company entered into swap and call option agreements with a single counterparty covering a total of 13,200,000 pounds of copper which settled each month during 1997. The swap agreements locked in a fixed forward price as a floor, and the call options permitted the Company to benefit from an increase in copper price above the call price. Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company received $l.02 per pound plus the excess, if any, of the market price of copper (as quoted on the London Metals Exchange) over $1.11 per pound. The copper swap agreements equal to the anticipated level of copper sales were designated as hedges, with gains and losses reflected as the hedged copper was sold. The swap agreements in excess of the anticipated copper sales and the call options did not qualify as hedges and were marked to market with unrealized and realized gains or losses included in earnings.

       Sales for the years ended December 3l, 1999, 1998 and 1997, include gains of $403,000, gains of $1,616,000 and losses of $54,000, respectively, that were realized in settlement of copper hedging contracts.

       The Company has entered into swap agreements covering a total of 3,960,000 pounds of copper at a fixed price of $.80 per pound, representing approximately 30% of the Company's share of budgeted production for 2000. Contracts totaling 330,000 pounds of copper are settled monthly. Upon settlement, the Company receives the difference between the fixed price and the current price of copper if the current price is lower, or the Company pays the difference if the current price is higher. As a result, the Company is assured of receiving a price of $.80 per pound for this hedged production.

       The  following table summarizes the market  value  of  the
       copper   contracts  determined  based  upon  price  quotes
       received from the counterparty to the agreements.

                           Notional      Strike        Fair
                           amount        price        value -
                                          per          asset
                                         pound
                                                   (in thousands)

At December 31, 1999:
   Swap                   3,960,000     $  .80        (295)
   contracts               pounds

At December  31, 1998:
   Swap                  11,905,000        .75         737
   contracts               pounds

   (b) Foreign Currency Forward Exchange Contracts

The Company has entered into foreign currency forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Since these contracts are not specifically identified with anticipated transactions, realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1999, the Company recorded realized and unrealized gains of $901,000 compared to losses of $606,000 and $2,399,000 in 1998 and 1997, respectively. Outstanding contracts at December 31, 1999 totaled $9,450,000 at an average exchange rate of A$1.00 = US$0.742. The amounts maturing in 2000 are as follows: January, $1,949,575; February, $750,000; March, $750,000; April, $750,000; May,
$750,000;  June,  $750,000;  July,  $750,000;  August,  $750,000;
September, $1,500,000; and October, $750,000.

   (c) Counterparty Risk

       The Company is exposed to credit risks in the event of nonperformance by the counterparties to the various agreements described above. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.

(7)  Nord Resources Corporation

   Nord  Resources  Corporation (Resources)  owned  approximately
   28.5% of the outstanding common stock of the Company as of December 31, 1999 and 1998.

   Accounts payable to affiliates includes amounts payable to Resources of $1,378,000 and $443,000 at December 31, 1999 and 1998, respectively. The balance at December 31, 1999 includes a note payable in the amount of $750,000 due
   September 30, 2000 with interest payable at 10%. The remaining amounts payable to Resources are on open account and do not bear interest. These amounts represent amounts due under an agreement entered into with Resources in 1998 to share office space, administrative personnel and other expenses on a 50/50 basis. Subsequent to December 31, 1999 the  note  was repaid in full.  Interest expense on  the  note for 1999 was $18,000. Accounts payable to affiliates also include amounts payable to the Company's joint venture partner in Girilambone for operating costs of the mine.

   In 1997, Resources provided certain services to the Company under a management agreement. Under the terms of the agreement, Resources was paid a monthly fee of $7,000 and was reimbursed for all direct expenses incurred on behalf of the Company. Management believes that the costs that would have been incurred had the Company obtained such services on a stand-alone basis would have approximated the amounts paid to Resources. The total amount paid to Resources was $566,000 for the year ended December 31, 1997.

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

(8)  Operating Leases

   The Company leases its office space and certain equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable operating leases for the years ended December 31 are as follows (in thousands):

              2000                  $  140
              2001                     141
              2002                     142
              2003                     143
              2004                      79
              Thereafter                11
                                    -------
                                    $  656

   Rent expense for operating leases was $144,082, $112,433 and $125,885 for the years ended December 31, 1999, 1998 and 1997, respectively.

(9)  Shareholders' Equity

   (a) Canadian Offering

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

   (b) Private   Placement   to   Mineral  Resources   Development
       Company Pty, Limited (MRDC)

       On December 12, 1997, the Company completed the sale of 600,000 common shares to MRDC, a corporation wholly owned by the Government of Papua New Guinea. These shares were sold at a price of US$4.50 (C$6.40) per share and gross proceeds totaled US$2,700,000 (C$3,840,000). After payment of certain legal and issuance costs, net proceeds were US$2,677,000.

   (c) Stock Option Plans and Other Option Grants

       The Company has established three incentive stock option plans, the 1989 Stock Option Plan, the 1991 Stock Option Plan and the 1995 Stock Option Plan (the Plans) for the benefit of employees and directors of the Company. The Company has also granted options which are not governed by the terms of the Plans (the Non-Plan Options). At December 31, 1999, Non-Plan Options covering 787,000 shares have been granted to officers and Directors of the Company and are outstanding. During 1998 and 1997, Non-Plan Options covering 49,000 and 53,000 shares, respectively, were issued to certain consultants to the Company.

       Options are granted at an exercise price equal to or in excess of the quoted market price on the date of the grant. Options are generally exercisable beginning six months to three years from date of grant and expire over a five to ten year period from date of grant. At December 31, 1999, 104,080 shares are available for future option grants under the terms of the Plans.

       A summary of the status of the Company's outstanding stock options as of December 31, 1999, 1998 and 1997 and changes during the years then ended follows:


                      1999                    1998                        1997
                            Weighted                Weighted                    Weighted
                            average                 average                      average
                            exercise                exercise                    exercise
                 Options    price      Options       price         Shares         price

Outstanding at
beginning of     2,299,998   $3.92    1,924,678    $ 4.26          1,664,200     $ 4.05
year

Granted                  -       -      499,000      2.68            296,078       5.47
Exercised                -       -            -         -            (35,600)      4.34
Forfeited         (276,000)   4.38     (123,680)     4.38                  -          -


Outstanding at
end of year      2,023,998    3.86    2,299,998      3.92          1,924,678       4.26


Options
exercisable at   1,888,998    3.95    1,923,998      4.04          1,574,800       4.10
year-end



The following table summarizes information about stock options outstanding at December 31, 1999:

   Exercise                   Weighted
    prices        Options      average       Options
   per share    outstanding   contract     exercisable
                                life
                               (years)

$    2.41       100,000       3.42          50,000
     2.54       216,000       1.02         216,000
     2.75       383,000       4.99         292,000
     3.91        36,000       2.25          36,000
     4.00       362,000       0.12         362,000
     4.26       272,800       3.95         272,800
     4.38        84,000       4.26          84,000
     4.50       309,120       1.09         309,120
     4.80        12,000       4.03          12,000
     5.25       111,078       5.72         111,078
     5.69       150,000       1.75         150,000

$  2.41-5.69    2,035,998     3.85         1,894,998

   (d) Stock Bonus Plan

       The 1990 Stock Bonus Plan provides for the issuance of  up
       to   80,000  common  shares  as  incentive  bonuses.    At
       December 31, 1999, 76,193 shares have been awarded and 3,807 shares are available for future awards.

(10) Significant Customers

   Sales  in  1999  included copper sales  to  two  customers  of
   $7,246,000  and  $1,551,000.  Sales in  1998  included  copper sales to two customers of $8,026,000 and $3,051,000. Sales in 1997 included copper sales to three customers of $8,277,000, $2,991,000 and $2,507,000. Management does not believe that the loss of any of these customers would have a material adverse effect on the Company.

(11) Income Taxes

   Income tax expense (benefit) consists entirely of future income taxes payable in Australia. These amounts differ from the amounts computed by applying the U.S. statutory income tax rate of 35% to consolidated income (loss) before income tax expense as a result of the following:

                                        Year ended December 31,
                                    1999          1998        1997

Income taxes (benefit) at         $ (3,151)       (250)      (4,060)
statutory rate

Foreign income taxes at
effective rates
in excess of the U.S.                  112          14          (98)
statutory rate

Change in the valuation
allowance for
deferred tax assets                    718        (176)       4,266

Non-deductible losses of               113         233        1,832
subsidiaries

Expiration of exploration
cost carryforwards in Papua            750           -            -
New Guinea

Adjustment of deferred
taxes provided
for in prior years in                    -      (1,250)           -
Australia

Other                                  177         689          360

Total                             $ (1,281)       (740)       2,300


   The tax effects of temporary differences that give rise to future income tax assets and future income tax liabilities for Australia, the United States, Papua New Guinea and Mexico are as follows:

                                                  December 31,
                                              1999          1998
                                                 (In thousands)

Australia:
Future income tax liabilities:
Deferred leach costs                        $ (2,962)       (3,389)
Exploration and development costs               (977)       (1,626)
Plant, property and equipment                    (52)         (245)
Other                                            (28)          (40)

Total Australia                             $ (4,019)        5,300

United States:
Future income tax asset -
net operating loss carryforwards               1,492         1,518

Valuation allowance                           (1,492)       (1,518)

Total United States                         $      -             -

Papua New Guinea:
Future income tax assets:
Net operating loss carryforwards            $  1,438             -
Exploration cost carryforwards                 5,058         5,802
Valuation allowance                           (6,496)       (5,802)

Total Papua New Guinea                      $      -             -

Mexico:
Future income tax asset -
net operating loss carryforwards            $    775           725

Valuation allowance                             (775)         (725)

Total Mexico                                $      -             -


   A valuation allowance has been provided for all of the Company's net future income tax assets in the United States, Papua New Guinea and Mexico based on the history of operating losses for the Company in these countries and limitations on the use of the carryforwards. The Company's operations in Canada are not significant.

(12) Pension Plans

   The Company has a defined contribution pension plan covering certain employees of its Australian operations. Under the terms of the plan, the Company contributes an amount equal to 10% of the employee's wages. Pension costs were $41,000, $38,000 and $48,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

   The Company has an unfunded non-contributory defined benefit program for two of its executive officers. Under the terms of the program for one of the executive officers, the Company is obligated to pay a lump sum benefit that matches the difference, if any, between the present value of the executive's retirement benefit and the cash surrender value of an insurance policy owned by the executive at age 62. At December 31, 1999 and 1998, the cash surrender value of the policy of $319,670 and $275,265, respectively, has been offset against the accrued retirement benefit liability.

   The following tables set forth the changes in the projected benefit obligation for the years ended December 31, 1999, 1998 and 1997 and the funded status of the plan and amounts recognized in the Company's balance sheet at December 31, 1999 and 1998:

                                        December 31,
                                1999        1998        1997
                                       (In thousands)

Change in projected
benefit obligation
  Benefit obligation,            $ 271       350         501
     beginning of period
  Service cost                      25        23           -
  Interest cost                     18        15           -
  Actuarial gain                   (44)     (117)       (151)

  Benefit obligation, end        $ 270       271         350
     of period

                                                   December 31,
                                                 1999        1998
                                                  (In thousands)

Funded status:
Projected benefit obligation                $  (270)        (271)
Unrecognized net loss (gain)                    (36)           9
Unrecognized prior service cost                  86          103

Net amount recognized                       $  (220)        (159)

Amounts recognized in the balance sheet:
Accrued benefit liability                   $  (270)        (271)
Intangible asset                                 50          112

Net amount recognized                       $  (220)        (159)
   The following tables set forth the components of net periodic benefit costs for the years ended December 31, 1999, 1998 and 1997:
                                 Year ending December 31,
                              1999         1998        1997
                                      (In thousands)

Components of net
periodic benefit cost:
  Service cost            $ 25              23           -
  Interest cost             18              15           -
  Amortization of prior     17              17           -
service cost

  Net periodic            $ 60              55           -
benefit cost

Assumptions:
  Discount rate            7.75%           6.75%       7.25%
  Expected return on       N/A              NA          NA
  plan assets
  Rate   of  compensation       -            -           -
  increase

(13) Employment Agreements
   The Company has agreements with two of its officers which contain change in control provisions which would entitle one officer to receive 50% of his salary and the other officer to receive 200% of his salary in the event of a change in control of the Company and a change in certain conditions of their employment. The maximum contingent liability under these agreements is approximately $470,000 at December 31, 1999.

(14)  Difference  Between  Canadian and U.S.  Generally  Accepted
Accounting Principles
   The  consolidated financial statements have been  prepared  in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

   Canadian  accounting principles provide for  the  deferral  of exploration expenditures until such time as the property is put into production or the property is abandoned or disposed of through sale, or when it is no longer considered to be commercially viable. For U.S. GAAP purposes, the Company has expensed all exploration costs until such time as the Company establishes, generally by completing a detailed feasibility study, that a commercially mineable deposit exists. During 1999, the Company changed its method of accounting for completing detailed feasibility studies on its properties to expense those costs as incurred. The cumulative effect of this change, calculated as of January 1, 1999 was $4,355,000, which amount was charged to operations in 1999 as the cumulative  effect  of  a change in accounting  principle  for
   U.S. GAAP purposes. Management believes the newly adopted accounting method is preferable because it is the more predominant method used in the mining industry and it will better reflect operating income and cash flow.
   Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that a company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Under U.S. GAAP, the accumulated other comprehensive income at both December 31, 1999 and 1998, is $798,000, representing cumulative foreign currency translation adjustments. Since there was no change in this amount in 1999, 1998 or 1997 comprehensive income under U.S. GAAP is equal to the net loss under U.S. GAAP for those periods presented below.

   Other differences between Canadian GAAP and U.S. GAAP as they relate to these financial statements are not significant.

   The application of U.S. GAAP would have had the following effect on the Company's balance sheets:

                                    December 31,
                            1999                   1998
                   Canadian      U.S.      Canadian      U.S.
                    GAAP        GAAP        GAAP         GAAP
                                 (In thousands)

Deferred
exploration and   $ 15,591      5,250        19,141      11,897
development
costs

Deferred tax      $ 4,019       2,129         5,300       3,498
liability

Shareholders'     $ 17,617      9,166        25,339      19,898
equity

   The application of U.S. GAAP would have had the following effect on the Company's statements of operations:

                                 Year ended December 31,
                              1999        1998         1997
                                     (In thousands)

Net earnings (loss) -       $  (7,722)       25        (14,327)
Canadian GAAP

Accounting for                  1,258      (322)        10,385
exploration costs

Income tax effect                  87       370            638

Earnings (loss) before
cumulative effect of
change in method of            (6,377)       73         (3,304)
accounting - U.S. GAAP

Cumulative effect of
change in method of            (4,355)        -              -
accounting

Net earnings (loss)-        $ (10,732)       73         (3,304)
U.S. GAAP

                                 Year ended December 31,
                                1999        1998         1997
                                       (In thousands)

Loss per share before
cumulative effect of
change in method of         $    (.49)        -           (.30)
accounting - U.S. GAAP

Change in method of
accounting - U.S. GAAP      $    (.34)        -              -

Loss per share - U.S.       $    (.83)        -           (.30)
GAAP


   (a) Additional  Disclosures Required Under U.S.  GAAP  -  Stock
       Compensation

       For U.S. GAAP purposes, the Company has elected to measure compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is consistent with the method used for Canadian GAAP. Had compensation cost for the Company's option grants in 1995 and subsequent years been determined based on the fair value of the options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share under U.S. GAAP would have been reduced to the pro forma amounts indicated below:

                               Year ended December 31,
                             1999       1998       1997
                                   (In thousands)

Net loss -   As          $ (10,732)     (73)     (3,304)
U.S. GAAP    reported
             Pro forma     (10,848)    (614)     (3,770)

Loss per
share -
U.S. GAAP    As               (.83)       -        (.30)
             reported
             Pro forma        (.84)    (.05)       (.34)

       No  options  were  granted during 1999.   The  assumptions
       used in determining the fair value of options granted during 1998 and 1997 are as follows:

                              1998             1997

Expected volatility            73%              55%
Expected life of grant       3 years         2.5 years
Risk-free interest rate      5.567%            6.05%
Expected dividend rate        None             None

       The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 was $1.14 and $2.06, respectively.

   (b) New Accounting Pronouncement

       In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect of SFAS No. 133 on its financial statements prepared under U.S. GAAP and does not believe that such a determination will be meaningful until closer to the date of initial adoption.

(15) Environmental Contingencies

   At December 31, 1999, the Company had reserves of approximately $133,000 for remediation of certain Australian and Papua New Guinea sites and other environmental costs which have been provided for in accordance with the Company's policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can reasonably be estimated.

   The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Company, the unknown extent of the Company's probable liability in proportion to the probable liability of other parties.





2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

   2.1   Stock Purchase Agreement dated March  11,
          1993    by   and   among   Nord   Kaolin
          Corporation   (NK   Corp),   Registrant,
          Norplex,   Inc.  (Norplex)  and   Kemira
          Holdings,  Inc. (Kemira).  Reference  is
          made  to  Exhibit  2.1  of  Registrant's
          Current  Report on Form 8-K dated  March
          11,  1993, which exhibit is incorporated
          herein by reference.                             **

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

   10.9  Addendum   to   License  for  Proprietary
          Pigment   Technologies  dated   December
          1987.   Reference  is  made  to  Exhibit
          10.34 of Registrant's Report on Form 10-
          K  for the year ended December 31, 1988,
          which exhibit is incorporated herein  by
          reference.                                       **

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

   10.27 Amendment   No.   1  to  Nord   Resources
          Corporation1991   Stock   Option   Plan.
          Reference  is made to Exhibit  10.25  of
          Registrant's Report on Form 10-K for the
          year  ended  December  31,  1994,  which
          exhibit   is  incorporated   herein   by
          reference.                                       **

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

   10.50 Executive  Loan Agreement dated  December
          31,  1988  between Terence H.  Lang  and
          Registrant. Reference is made to Exhibit
          10.27 of Registrant's Report on Form 10-
          K  for the year ended December 31, 1988,
          which exhibit is incorporated herein  by
          reference.                                       **

   10.51 Executive  Loan Agreement dated September
          19,  1989  between Edgar  F.  Cruft  and
          Registrant.   Reference   is   made   to
          Exhibit 10.17 of Registrant's Report  on
          Form  10-K  for the year ended  December
          31,  1989, which exhibit is incorporated
          herein by reference.                             **

   10.52 Agreement between The Government  of  the
          Republic  of  Sierra  Leone  and  Sierra
          Rutile Limited (SRL), dated November  3,
          1989.  Reference is made to Exhibit 10.4
          of  Registrant's Report on Form 10-K for
          the  year ended December 31, 1989, which
          exhibit   is  incorporated   herein   by
          reference.                                       **

   10.53 Agreement   dated   November   17,   1992
          amending   Fifth   Amendment   to    and
          Restatement  of the Financing  Agreement
          and Second Amendment and Restatement  of
          Credit  between  SRL  and  Export-Import
          Bank  of  the  United States (ExImbank).
          Reference  is  made to Exhibit  10.5  of
          Registrant's Report on Form 10-K for the
          year  ended  December  31,  1992,  which
          exhibit   is  incorporated   herein   by
          reference.                                       **

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

   10.58 Loan   Agreement  dated  August  6,  1992
          between   DEG-Deutsche  Investitions-Und
          Entwicklungsgesell Schaft MBH (DEG)  and
          SRL.  Reference is made to Exhibit 10.73
          of  Registrant's Report on Form 10-K for
          the  year ended December 31, 1992, which
          exhibit   is  incorporated   herein   by
          reference.                                       **

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

   10.61 Investment Agreement dated June 30,  1992
          between  SRL  and International  Finance
          Corporation (IFC).  Reference is made to
          Exhibit 10.75 of Registrant's Report  on
          Form  10-K  for the year ended  December
          31,  1992, which exhibit is incorporated
          herein by reference.                             **

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

   10.64 Loan  Agreement  dated January  24,  1992
          between SRL and Commonwealth Development
          Corporation (CDC).  Reference is made to
          Exhibit 10.77 of Registrant's Report  on
          Form  10-K  for the year ended  December
          31,  1992, which exhibit is incorporated
          herein by reference.                             **

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

   10.68 Finance  Agreement dated August 11,  1992
          between   SRL   and   Overseas   Private
          Investment      Corporation      (OPIC).
          Reference  is made to Exhibit  10.79  of
          Registrant's Report on Form 10-K for the
          year  ended  December  31,  1992,  which
          exhibit   is  incorporated   herein   by
          reference.                                       **

   10.69 First  Amendment dated November 24,  1992
          to  Finance  Agreement between  SRL  and
          OPIC.   Reference  is  made  to  Exhibit
          10.80 of Registrant's Report on Form 10-
          K  for the year ended December 31, 1992,
          which exhibit is incorporated herein  by
          reference.                                       **

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

   10.72 Funding  Agreement  dated  February   16,
          1993  among  SRL,  OPIC  and  PNC  Bank,
          National  Association (PNC).   Reference
          is made to Exhibit 10.70 of Registrant's
          Report  on Form 10-K for the year  ended
          December  31,  1993,  which  exhibit  is
          incorporated herein by reference.                **

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

   10.79 Pledge Agreement dated November 17,  1992
          between SRL and DEG, ExImbank, IFC, OPIC
          and  CDC.  Reference is made to  Exhibit
          10.84 of Registrant's Report on Form 10-
          K  for the year ended December 31, 1992,
          which exhibit is incorporated herein  by
          reference.                                       **

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

   10.94 Letter  dated February 22, 1995 regarding
          Sierra  Rutile Limited Development  Bank
          Financing.  Reference is made to Exhibit
          10.92 of Registrant's Report on Form 10-
          K  for the year ended December 31, 1994,
          which exhibit is incorporated herein  by
          reference.                                       **

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

   10.97 Guaranty  among Registrant and DCD,  DEG,
          ExImbank,  IFC  and OPIC dated  February
          28,  1996.  Reference is made to Exhibit
          10.101 of Registrant's Report on Form 10-
          K  for the year ended December 31, 1995,
          which exhibit is incorporated herein  by
          reference.                                       **

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

   10.101Promissory    note   between   Registrant
          (payee) and Nord Pacific Limited (maker)
          dated  October 24, 1996.   Reference  is
          made  to  Exhibit 10.101 of Registrant's
          Form  10-K  for the year-ended  December
          31,  1996, which exhibit is incorporated
          herein by reference.                             **

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

   10.117    ExImbank Amendment Agreement dated 5/15/98.  Reference
          is made to Exhibit 10.117 of Registrant's Form 8-K Dated May 15,
          1998, which exhibit is incorporated herein by Reference.   **

   10.118IFC  Amendment  Agreement dated  5/15/98.
          Reference  is made to Exhibit 10.118  of
          Registrant's  Form  8-K  dated  May  15,
          1998,   which  exhibit  is  incorporated
          herein by Reference.                             **

   10.119OPIC  Amendment Agreement dated  5/15/98.
          Reference  is made to Exhibit 10.119  of
          Registrant's  Form  8-K  dated  May  15,
          1998,   which  exhibit  is  incorporated
          herein by Reference.                             **

   10.120 Account Security and Control Agreement (with exhibits) dated 5/15/98. Reference is made to Exhibit 10.120 of
          Registrant's Form 8-K dated May 15, 1998, which exhibit is
          incorporated herein by Reference.                          **

   10.121SRL    Share   Pledge   Agreement   dated
          5/15/98.   Reference is made to  Exhibit
          10.121  of  Registrant's Form 8-K  dated
          May   15,   1998,   which   exhibit   is
          incorporated herein by Reference.                **

   10.122Collateral    Agent   Agreement,    dated
          5/15/98.   Reference is made to  Exhibit
          10.122  of  Registrant's Form 8-K  dated
          May   15,   1998,   which   exhibit   is
          incorporated herein by Reference.                **

   10.123Sale   and  Purchase  Agreement  (Johnson
          Camp  Mine)  dated  September  15,  1998
          between  Arimetco, Inc., as  Seller  and
          Summo  USA  Corporation,  as  Purchaser.
          Reference  is made to Exhibit 10.123  of
          Registrant's   Form 8-K dated  June  23,
          1999, which exhibit is incorporated herein
          by Reference.                                    **

   10.124Amendment  of Sale and Purchase Agreement
          (Johnson  Camp Mine) dated  January  19,
          1999  between Arimetco, Inc., as  Seller
          and Summo USA Corporation, as Purchaser.
          Reference  is made to Exhibit 10.124  of
          Registrant's  Form 8-K  dated  June  23,
          1999, which exhibit is incorporated herein
          by Reference.                                    **

   10.125Second  Amendment  of Sale  and  Purchase
          Agreement (Johnson Camp Mine) dated  May
          26,  1999  between  Arimetco,  Inc.,  as
          Seller  and  Summo USA  Corporation,  as
          Purchaser.  Reference is made to Exhibit
          10.125  of  Registrant's Form 8-K  dated
          June   23,   1999,  which   exhibit   is
          incorporated herein by Reference.                  **

   10.126Acquisition Agreement dated June 4,  1999
          among  Nord Resources Corporation,  Nord
          Copper   Corporation   and   Summo   USA
          Corporation.   Reference  is   made   to
          Exhibit 10.126 of Registrant's Form  8-K
          dated  June  23, 1999, which exhibit  is
          incorporated herein by Reference.                  **

   10.127Promissory  note dated June 8, 1999  from
          Nord  Copper  Corporation  to  Arimetco,
          Inc. Reference is made to Exhibit 10.127
          of  Registrant's Form 8-K dated June 23,
          1999, which exhibit is incorporated herein
          by Reference.                                    **

   10.128Unconditional Guarantee of Payment  dated
          June   8,   1999  from  Nord   Resources
          Corporation  in favor of Arimetco,  Inc.
          Reference  is made to Exhibit 10.128  of
          Registrant's  Form 8-K  dated  June  23,
          1999, which exhibit is incorporated herein
          by Reference.                                    **

   10.129Deed   of  Trust,  Assignment  of  Rents,
          Security  Agreement and  Fixture  Filing
          dated  June 8, 1999 between Nord  Copper
          Corporation    and    Arimetco,     Inc.
          Reference  is made to Exhibit 10.129  of
          Registrant's  Form 8-K  dated  June  23,
          1999, which exhibit is incorporated herein
          by Reference.                                    **

   10.130Grant   of  Production  Payment  (Johnson
          Camp  Mine) effective as of June 8, 1999
          from   Nord   Copper   Corporation    to
          Arimetco,  Inc.  Reference  is  made  to
          Exhibit 10.130 of Registrant's Form  8-K
          dated  June  23, 1999, which exhibit  is
          incorporated herein  by Reference.                  **

   10.131Sale  and  Purchase Agreement dated  June
          16,    1999   between   Nord   Resources
          Corporation, MIL (Investments) S.A.R.L.,
          and   SRL  Acquisition  No.  1  Limited.
          Reference  is made to Exhibit 10.131  of
          Registrant's Form 8-K dated October  12,
          1999, which exhibit is incorporated herein
          by Reference.                                    **

   10.132Shareholders  Agreement  dated  September
          30,    1999   between   Nord   Resources
          Corporation, MIL (Investments) S.A.R.L.,
          SRL  Acquisition No.  1 Limited, and SRL
          Holding  GmbH.  Reference  is  made   to
          Exhibit 10.132 of Registrant's Form  8-K
          dated October 12, 1999, which exhibit is
          incorporated herein by Reference.                  **

   10.133Guaranty   dated   September   30,   1999
          between  MIL (Investments) S.A.R.L.,  as
          Guarantor,     and    Nord     Resources
          Corporation.   Reference  is   made   to
          Exhibit 10.133 of Registrant's Form  8-K
          dated October 12, 1999, which exhibit is
          incorporated herein by Reference.                  **

   10.134Valuation  Report  and  Fairness  Opinion
          dated   June  21,  1999  issued  by   NM
          Rothschild  &  Sons  (Washington)   LLC.
          Reference  is made to Exhibit 10.134  of
          Registrant's Form 8-K dated October  12,
          1999, which exhibit is incorporated herein
          by Reference.                                    **

   10.135Form   of  Memorandum  and  Articles   of
          Association  of SRL Acquisition  No.   1
          Limited,   a   British  Virgin   Islands
          corporation.   Reference  is   made   to
          Exhibit 10.135 of Registrant's Form  8-K
          dated October 12, 1999, which exhibit is
          incorporated herein by Reference.                  **

   21.   Subsidiaries of Registrant

                 Name of            Jurisdiction in
                subsidiary        which incorporated

            Nord        Copper         Delaware
            Corporation

   23.1 Consent of KPMG LLP

   27.    Financial Data Schedule


     ** Indicates that the exhibit is incorporated by reference in this Annual Report on Form 10-K from a previous filing with the Commission.