Form 10-Q
period 2000-03-31
NORD RESOURCES CORP
filed 2000-05-30
CIK 72316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2

Nord Resources Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-0212139
(State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification No.)

201 Third St., NW, Suite 1750, Albuquerque, NM      87102
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (505) 766-9955

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X        NO

The number of shares of Common Stock outstanding as of May 22, 2000 was 16,501,288.

NORD RESOURCES CORPORATION
AND SUBSIDIARIES

INDEX

			Page Number

PART I.	FINANCIAL INFORMATION:
	ITEM 1.	Condensed Financial Statements:

		Balance Sheets - March 31, 2000 and December 31, 1999 (Unaudited)	3

		Statements of Operations - Three months ended March 31, 2000 and 1999 (Unaudited)	4

		Statements of Cash Flows - Three Months ended March 31, 2000 and 1999 (Unaudited)	5

		Notes to Condensed Financial Statements (Unaudited)	6

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-8

	PART II.	OTHER INFORMATION:

	ITEM 1	Legal Proceedings	8

	ITEMS 2-5.	Not Applicable

	ITEM 6.	Exhibits and Reports on Form 8-K	8

PART I.            FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

NORD RESOURCES CORPORATION
AND SUBSIDIARIES
BALANCE SHEETS
(Unaudited)
(In Thousands of U.S. Dollars)

ASSETS
	March 31, 2000	December 31, 1999

Current assets:
Cash and cash equivalents	$ 1,541	$ 1,491
Trade accounts receivable	-	76
Accounts receivable - Pacific	234	1,378
Other accounts receivable	13	41
Inventories	-	68
Prepaid expenses	62	54

TOTAL CURRENT ASSETS	1,850	3,108

INVESTMENT IN PACIFIC	2,480	2,668

PROPERTY, PLANT AND EQUIPMENT, net	2,551	2,741

OTHER ASSETS	5,794	5,686
	$ 12,675	$ 14,203
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 500	500
Accounts payable	198	148
Accrued expenses	143	386

TOTAL CURRENT LIABILITIES	841	1,034

LONG-TERM DEBT	1,050	1,050

RETIREMENT BENEFITS	6,990	6,970

STOCKHOLDERS' EQUITY:
Common stock	165	165
Additional paid-in capital	79,667	79,667
Accumulated deficit	(75,936)	(74,581)
Accumulated other comprehensive loss	(102)	(102)

TOTAL STOCKHOLDERS' EQUITY	3,794	5,149
	$ 12,675	$ 14,203
	========	========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,
	2000	1999
SALES	$ 234	$ -

COSTS AND EXPENSES:
Cost of sales	(782)	-
Selling, general and administrative	(689)	(906)

TOTAL COSTS AND EXPENSES	(1,471)	(906)

Operating loss	(1,237)	(906)

OTHER INCOME (EXPENSE):
Interest and other income	147	107
Interest expense	(31)	-
Loss on sale of assets	(45)	-
Losses relating to investment in SRL	-	(523)
Equity in loss of Pacific	(188)	(156)

TOTAL OTHER INCOME (EXPENSE)	(118)	(572)

NET LOSS	$ (1,355)	$ (1,478)
	=======	=======
BASIC LOSS PER SHARE	$ (.08)	$ (.07)
	=======	=======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,501	21,905
	=======	=======

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,355)	$ (1,478)
Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of Pacific	188	156
Provision for retirement benefits, net of payments	20	16
Depreciation and amortization	60	11
Loss on sale of assets	45	-
Changes in non-cash working capital	(27)	(45)

Net cash used in operating activities	(1,069)	(1,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	55	-
Additions to other assets	(68)	(99)
Purchases of equipment	(11)	(3)

Net cash used in investing activities	(24)	(102)

CASH FLOWS FROM FINANCING ACTIVITIES -
Repayment of advance to affiliate	1,143	334

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50	(1,108)

CASH AND CASH EQUIVALENTS - beginning of period	1,491	6,136

CASH AND CASH EQUIVALENTS - end of period	$ 1,541	$ 5,028
	=======	=======

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

NORD RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

1.     FINANCIAL STATEMENTS OF NORD RESOURCES CORPORATION (the "Company")

     These interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the first quarter of 2000 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report on Form 10-K

Certain reclassifications have been made in the 1999 financial statements to conform to the classification used in 2000. These reclassifications had no effect on results of operations or stockholders' equity as previously reported.

2.     NATURE OF OPERATIONS

The Company owns a 28.5% interest in Nord Pacific Limited (Pacific), a publicly traded mining and exploration company engaged in the production of copper in Australia and the exploration for gold and base metals in Australia, Papua New Guinea and North America. The Company also owns a 100% interest in Nord Copper Corporation which owns the Johnson Camp Copper Mine in Arizona.

3.     EQUITY IN NET LOSS OF PACIFIC

The Company had a 28.5% interest in Pacific at March 31, 2000 and 1999. Summary financial data for the operations of Pacific is as follows:
	Three Months Ended March 31,
	2000	1999
	(In Thousands)
Sales	$ 3,865	$ 2,919
Operating costs and expenses	(4,180)	(3,423)
Operating loss	(315)	(504)
Foreign currency transaction gain (loss)	76	(415)
Forward currency exchange contract gains (losses)	(516)	643
Other expense	(111)	(67)
Other income	20	29
Loss before income taxes	(846)	(314)
Tax Benefit	365	--
Net loss	$ (481)	$ (314)
	=======	=======
Company's share of net loss	$ (188)	$ (156)
	=======	=======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                   RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Act of 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's securities filings.

Results of Operations

The Company incurred net losses of $1,355,000 and $1,478,000 for the three months ended March 31, 2000 and 1999, respectively. In the first quarter of 2000, $548,000 of the loss was due to remediation, care and maintenance expenses at the Johnson Camp Mine, net of sales of a small amount of copper produced. General and administrative expenses decreased for the three months ended March 31, 2000, compared to the same period in 1999 primarily due to reduced legal and insurance costs.

Interest income increased for the three months ended March 31, 2000 compared to the same period in 1999, primarily due to interest on the loan to Pacific. Interest expense in the first quarter of 2000 was incurred on a note payable related to the purchase of Johnson Camp in 1999. The loss on sale of assets is related to the sale of a property in Dayton, Ohio, that was acquired by the Company when its headquarters office was located in Dayton. In the first quarter of 1999 the Company incurred a $523,000 loss related to its investment in Sierra Rutile Holdings Limited (SRL), compared to nil in 2000, since the Company disposed of its interest in SRL in September, 1999.

Liquidity and Capital Resources

In the Form 10-K filed by the Company for the fiscal year ended 1999, the Company's independent accountants included in their opinion on the Company's financial statements an explanatory paragraph discussing the uncertainty regarding the Company's ability to continue as a going concern.

During 1999, the Company acquired the Johnson Camp Mine and commenced activities to resume mining operations there. Currently, the Company is producing copper from ore stacked on the leach pads prior to the Company's acquisition of the property. The Company has updated a study to determine the feasibility of resuming mining operations and is attempting to obtain financing for the project. The ability of the Company to resume mining operations is dependent on obtaining sufficient financing for the project, of which there can be no assurance.

Revenue from the mine is currently not sufficient to cover the costs of operating the mine and the Company's overhead costs. If the Company is unable to resume mining operations and achieve profitability, it will be required to seek other sources of revenue or additional capital to fund its operations.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents increased by $50,000 for the three months ended March 31, 2000, compared to a decrease of $1,108,000 for the same period in 1999. The Company's operating activities used cash of $1,069,000 for the quarter ended March 31, 2000 compared to cash used by operations of $1,340,000 in the first quarter of 1999. Cash provided by financing activities included net repayments by Pacific of $1,143,000 in the first quarter of 2000 compared to net repayments by affiliates of $334,000 in 1999.

The Company's assets currently consist of the Johnson Camp mine and a 28.5% interest in Pacific. At March 31, 2000, the Company had working capital of $1,009,000, compared to $2,074,000 at December 31, 1999. The Company will need to raise capital to fund its administrative and operating activities for the remainder of 2000, either from the sale of its interest in Pacific or from other sources.

The Company's ability to raise the capital required to develop Johnson Camp is highly uncertain, and is very dependent on the price of copper and the availability of capital to junior mining companies, such as the Company.

PART II.     OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS

On April 28, 2000, the Company was informed that Ray Jenner, the Company's former Chief Financial Officer and two other shareholders had commenced a shareholder's derivative suit against inter alia the Company's directors (other than W. Pierce Carson), claiming the waste of corporate assets. The commencement of the action followed the Board's rejection of Mr. Jenner's demand for a lucrative severance package. The Company has not yet been served with a copy of the complaint, however, it received a copy of the complaint from Mr. Jenner's attorney. The action has been commenced in the First Judicial District Court of Santa Fe, New Mexico.

On May 18, 2000, Mr. Jenner and the other two shareholders who commenced the suit announced that they had filed a Schedule 13D disclosure statement with the Securities and Exchange Commission, disclosing that as a group, they own 5.25% of the Company's outstanding stock. Among other disclosures, the filing states that it is the intention of the group to seek the removal of the Company directors named in the suit.

The Company expects to contest this action vigorously.

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 2000.

     (a)     Exhibits required by Item 601 of Regulation S-K.

     Exhibit No.                   Description

         27                            Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORD RESOURCES CORPORATION
(Registrant)

May 25, 2000	By: /s/ John P. Griffith John P. Griffith Acting Chief Financial Officer and Authorized Officer