Form 10-Q
period 2000-06-30
NORD RESOURCES CORP
filed 2000-09-12
CIK 72316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-6202-2

Nord Resources Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-0212139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Third St., NW, Suite 1750, Albuquerque,      87102
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code      (505) 766-9955

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         NO    X

The number of shares of Common Stock outstanding as of August 21, 2000 was 16,501,288.

NORD RESOURCES CORPORATION
AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION
ITEM 1.     Condensed Financial Statements

NORD RESOURCES CORPORATION
AND SUBSIDIARIES
BALANCE SHEETS
(Unaudited)
(In Thousands of U.S. Dollars)

ASSETS
	June 30, 2000	December 31, 1999

Current assets:
Cash and cash equivalents	$ 75	$ 1,491
Trade accounts receivable	76	76
Accounts receivable - Nord Pacific Limited	209	1,378
Other accounts receivable	13	41
Inventories	76	68
Prepaid expenses	31	54

TOTAL CURRENT ASSETS	480	3,108

INVESTMENT IN NORD PACIFIC LIMITED	2,368	2,668

PROPERTY, PLANT AND EQUIPMENT, net	2,472	2,741

OTHER ASSETS	5,843	5,686

	$ 11,163	$ 14,203
	======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current LIABILITIES:
Current portion of long-term debt	$ 500	$ 500
Accounts payable	260	148
Accrued expenses	152	386

TOTAL CURRENT LIABILITIES	912	1,034

LONG-TERM DEBT	550	1,050

RETIREMENT BENEFITS	6,993	6,970

STOCKHOLDERS' EQUITY:
Common stock	165	165
Additional paid-in capital	79,667	79,667
Accumulated deficit	(77,022)	(74,581)
Accumulated other comprehensive loss	(102)	(102)

TOTAL STOCKHOLDERS' EQUITY	2,708	5,149

	$ 11,163	$ 14,203
	=======	=======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Three Months Ended June 30,
	2000	1999
SALES	$ 226	$ -

COSTS AND EXPENSES:
Cost of sales	637	-
Selling, general and administrative	590	553

TOTAL COSTS AND EXPENSES	1,227	553

Operating loss	(1,001)	(553)

OTHER INCOME (EXPENSE):
Interest and other income	54	85
Interest expense	(28)	-
Equity in loss of Pacific	(112)	(209)

TOTAL OTHER INCOME (EXPENSE)	(86)	(124)

NET LOSS	$ (1,087)	$ (677)
	======	======
BASIC LOSS PER SHARE	$ (.07)	$ (.03)
	======	======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,501	22,292
	======	======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Six Months Ended June 30,
	2000	1999
SALES	$ 460	$ -

COSTS AND EXPENSES:
Cost of sales	1,419	-
Selling, general and administrative	1,279	1,459

TOTAL COSTS AND EXPENSES	2,698	1,459

Operating loss	(2,238)	(1,459)

OTHER INCOME (EXPENSE):
Interest and other income	201	192
Interest expense	(59)	-
Loss on sale of assets	(45)	-
Losses relating to investment in SRL	-	(523)
Equity in loss of Pacific	(300)	(365)

TOTAL OTHER INCOME (EXPENSE)	(203)	(696)

NET LOSS	$ (2,441)	$ (2,155)
	======	======
BASIC LOSS PER SHARE	$ (.15)	$ (.10)
	======	======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,501	22,100
	======	======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,441)	$ (2,155)
Adjustments to reconcile net loss to net cash used in
operating activities:
Equity in loss of Pacific	300	365
Provision for retirement benefits, net of payments	23	49
Depreciation and amortization	157	22
Loss on sale of assets	45	-
Changes in non-cash working capital	267	(235)

Net cash used in operating activities	(1,649)	(1,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(30)	(317)
Proceeds from sale of property	55	-
Additions to other assets	(42)	(65)
Repayment of advance to affiliate	750	-

Net cash provided (used) by investing activities	733	(382)

CASH FLOWS FROM FINANCING ACTIVITIES -
Payments on long-term debt	(500)	-

Net cash used in financing activities	(500)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,416)	(2,336)

CASH AND CASH EQUIVALENTS - beginning of period	1,491	6,136

CASH AND CASH EQUIVALENTS - end of period	$ 75	$ 3,800
	=====	=======
NON-CASH TRANSACTIONS
Issuance of common stock in exchange for property rights	$ --	$ 700
	=====	=======
Issuance of long-term debt in exchange for capital assets	$ --	$ 1,550
	=====	=======

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

NORD RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

1.      FINANCIAL STATEMENTS OF NORD RESOURCES CORPORATION (the "Company")

These interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the second quarter of 2000 are not necessarily indicative of the results that may be expected for the entire year.  The Company has suffered recurring losses from its operations which raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report on Form 10-K.

Certain reclassifications have been made in the 1999 financial statements to conform to the classification used in 2000. These reclassifications had no effect on results of operations or stockholders' equity as previously reported.

2.      NATURE OF OPERATIONS

The Company owns a 100% interest in Nord Copper Corporation which owns the Johnson Camp Copper Mine in Arizona. The Company also owns a 28.5% interest in Nord Pacific Limited (Pacific), a publicly traded mining and exploration company engaged in the production of copper in Australia and the exploration for gold and base metals in Australia and North America.

3.      LONG-TERM DEBT

The long-term debt relates to amounts due for the acquisition of Johnson Camp.  The current portion relates to a $500,000 payment due June 8, 2001 and the long-term portion represents the payment due June 8, 2002 for $550,000.  Interest at 8 percent is due and payable quarterly.

4.      EQUITY IN NET LOSS OF PACIFIC

The Company had a 28.5% interest in Pacific at June 30, 2000 and 1999. Summary financial data for the operations of Pacific is as follows:

NORD PACIFIC LIMITED INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(In Thousands)		(In Thousands)
Sales	$ 3,286	$ 2,704	$ 7,151	$ 5,623
Operating costs and expenses	(3,684)	(3,878)	(7,865)	(7,301)
Operating loss	(398)	(1,174)	(714)	(1,678)
Foreign currency transaction gain (loss)	75	(88)	151	(282)
Forward currency exchange contract gains (losses)	(114)	746	(630)	1,168
Other expense		--
Interest and debt issuance costs	(31)	(58)	(141)	(125)
Interest and other income	47	22	67	51
Loss before income taxes	(421)	(552)	(1,267)	(866)
Income tax benefit	200	--	565	--

Net loss	$ (221)	$ (552)	$ (702)	$ (866)
	======	=====	=====	=====

BALANCE SHEET INFORMATION
	June 30, 2000	December 31, 1999
Cash and cash equivalent	$ 182	$ 102
Receivables	1,494	1,096
Inventories and other current assets	429	514
Total current assets	2,105	1,712
Deferred costs associated with ore under leach	6,033	8,228
Property plant and equipment net	1,819	2,282
Deferred exploration and development costs	17,429	17,739
Total assets	$ 27,386	$ 29,961
	=======	=======

Accounts payable and accrued expenses	$ 1,440	$ 4,505
Current portion of notes payable	1,399	2,400
Payable on foreign currency contracts	1,195	1,150
Total current liabilities	4,034	8,055
Long-term debt	2,702	--
Deferred income taxes and other liabilities	3,735	4,289
Stockholder's equity	16,915	17,617
Total liabilities and stockholders' equity	$ 27,386	$ 29,961
	=======	======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                     RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Act of 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risk factors disclosed in the Company's annual report on Form 10-K and the Company's other Securities Exchange Act filings.

Results of Operations

The Company incurred net losses of $1,087,000 and $677,000 for the three months ended June 30, 2000 and 1999, respectively. The Company incurred net losses of $2,441,000 and $2,155,000 for the six months ended June 30, 2000 and 1999, respectively. General and administrative expenses decreased for the six months ended June 30, 2000, compared to the same period in 1999 due primarily to reduced legal and insurance costs and reduced salaries as a result of a reduction in staffing.

The Company reported sales of $226,000 and $460,000 for the three and six months, respectively, ending June 30, 2000 from the production of copper at Johnson Camp, which was acquired in June 1999.  The Company received a net price of $.78 per lb. and $.80 per lb. for the three and six months, respectively, ending June 20, 2000.

The Company reported cost of goods sold of $637,000 and $1,419,000 for the three and six months, respectively, ending June 30, 2000.  Copper costs of sales were $2.21 per lb. and $2.46 per lb. for the three and six months, respectively, ending June 30, 2000.

The cost of goods sold was $782,000 for the first three months ending March 31, 2000. The decrease in cost of goods sold was due to costs being spread over a higher level of production resulting in a lower cost per pound.   There was an increase in various costs related to production for acid, reagents, etc. which was offset by a decrease in environmental and other consulting costs related to a feasibility study being conducted for the restart of mining operations.

Interest income decreased for the three months ended June 30, 2000 compared to the same period in 1999, primarily due to the repayment of a loan to Pacific. Interest expense increased by $59,000 for first and second quarters of 2000 as a result of interest incurred on a note related to the purchase of Johnson Camp in 1999. In the first six months of 1999 the Company incurred a $523,000 loss related to its investment in Sierra Rutile Holdings Limited (SRL). The Company disposed of its interest in SRL in September, 1999.

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

The ability of the Company to resume mining operations is dependent on obtaining sufficient financing for the project, of which there can be no assurance. The Company is continuing operations of the Johnson Camp mine on a limited basis. Revenue from the mine has not been sufficient to cover the costs of operating the mine and the Company's overhead costs. The Company has instituted steps to increase revenue in an attempt to cover the operating costs of the mine, but revenues have been insufficient to cover the mine's entire operating costs. Following June 30, 2000 additional steps have been taken to reduce operating costs, by decreasing staff to only essential staff and curtailing all consulting/contractor activities.  If the Company is unable to resume full mining operations and achieve profitability at Johnson Camp, it will be required to seek other sources of revenue or additional capital to fund its operations.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations, which raises substantial doubt about the Company's ability to continue as a going concern. At the time of this filing the Company's only source of cash is the receivable from NPL and cash it receives from copper sales. The Company will need to seek other sources of funding in the near future. If additional funding is not secured by the end of the third quarter of 2000 the Company may be required to curtail all of its activities and/or file for bankruptcy. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may need to sell their shares of  NPL but there is no assurance it can sell their shares, or that the sale of the shares will provide sufficient liquidity to continue its operations.

Cash and cash equivalents decreased by $1,416,000 for the six months ended June 30, 2000, compared to a decrease of $2,336,000 for the same period in 1999. The Company's operating activities used cash of $1,649,000 for the six months ended June 30, 2000 compared to cash used by operations of $1,954,000 for the same period in 1999. Investing activities included proceeds from the repayment by Pacific of $750,000 under a note payable to the Company.  Financing activities include a payment on the Johnson Camp note of $500,000 in the second quarter of 2000. There were no financing activities for the comparable period in 1999.

The Company's assets currently consist of the Johnson Camp mine and a 28.5% interest in Pacific. At June 30, 2000, the Company had working capital deficit of $432,000, compared to working capital of $2,074,000 at December 31, 1999. As indicated above, the Company will need to raise sufficient additional capital to fund its administrative and operating activities for the remainder of 2000 or it may be required to curtail its operations and/or file for bankruptcy.

The Company's ability to raise the capital required to develop Johnson Camp is highly uncertain, and is dependent on the price of copper and the availability of capital to junior mining companies, such as the Company, as well as other market considerations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A shareholders derivative case was filed on April 26, 2000, in the First Judicial District Court of Santa Fe County, New Mexico, by Ray W. Jenner, Stephen Seymour and Ronald Hirsch against Edgar Cruft, Geraldine Cruft, Leonard Lichter, Terrence Lang, Evelyn Lang, James Askew, Frank Waldron, National City Bank, N.A., and the Corporation, which case timely was removed to the United States District Court for the District of New Mexico (the "Lawsuit"). The Lawsuit alleged breach of fiduciary duties, fraud and deceit, and unfair trade practices. The Lawsuit did not allege a specific amount of claimed damages. The named defendants deny the validity of the claims alleged.

Rather than expend the resources of the Company and divert its attention from its present and future business opportunities, the Company, together with the plaintiffs and the defendants in the Lawsuit, have negotiated a settlement. Under the terms of the settlement, the defendants who are directors of the Company have resigned as directors of the Company and Nord Pacific Limited and have surrendered all of  their options to acquire shares in the Company and Nord Pacific Limited. The remaining director, W. Pierce Carson, who is also the Company's chief executive officer, will appoint up to three new directors, one of whom will be Ronald Hirsch, a plaintiff in the lawsuit. The Company will not be responsible for the attorney's fees and costs of the plaintiffs. The Company's attorney's fees and expenses are expected to be paid by an insurance company. The insurance company has agreed to pay these expenses with the condition that it will not be obligated to pay any further expenses relating to lawsuits from shareholders.

The Company's sole disinterested director and chief executive officer who is not a defendant, is of the opinion that the settlement is in the best interests of the Company. The settlement will allow the Company to pursue its business with new directors and will avoid the costs that would be required to defend the lawsuit.

The United States District Court for the District of New Mexico held a hearing on September 7, 2000, and the Settlement Agreement was approved.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

NORD RESOURCES CORPORATION (Registrant)
September 12, 2000	By: /s/ W. Pierce Carson W. Pierce Carson President & CEO Acting Chief Financial Officer