Form 10-Q
period 2000-09-30
NORD RESOURCES CORP
filed 2000-12-18
CIK 72316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

YES      NO  X

The number of shares of Common Stock outstanding as of November 30, 2000 was 21,521,288.

NORD RESOURCES CORPORATION
AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

                 ITEM 1.                                 Condensed Financial Statements

NORD RESOURCES CORPORATION
AND SUBSIDIARIES
BALANCE SHEETS
(Unaudited)
(In Thousands of U.S. Dollars)

ASSETS
	September 30, 2000	December 31, 1999

CURRENT ASSETS:
Cash and cash equivalents	$ 65	$ 1,491
Trade accounts receivable	86	76
Accounts receivable - Nord Pacific Limited	--	1,378
Other accounts receivable	46	41
Inventories	--	68
Prepaid expenses	32	54

TOTAL CURRENT ASSETS	229	3,108

INVESTMENT IN NORD PACIFIC LIMITED	2,214	2,668

PROPERTY, PLANT AND EQUIPMENT, net	2,349	2,741

OTHER ASSETS	5,858	5,686

	$ 10,650	$ 14,203

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	500	500
Accounts payable	347	148
Accounts payable - Nord Pacific Limited	146	--
Accrued expenses	252	386

TOTAL CURRENT LIABILITIES	1,245	1,034

LONG-TERM DEBT	550	1,050

RETIREMENT BENEFITS	7,013	6,970

STOCKHOLDERS' EQUITY:
Common stock	165	165
Additional paid-in capital	79,667	79,667
Accumulated deficit	(77,888)	(74,581)
Accumulated other comprehensive loss	(102)	(102)

TOTAL STOCKHOLDERS' EQUITY	1,832	5,149

	$ 10,650	$ 14,203

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Three Months Ended September 30,
	2000	1999
SALES	$ 530	$ 254

COSTS AND EXPENSES:
Cost of sales	798	558
Selling, general and administrative	572	902

TOTAL COSTS AND EXPENSES	1,370	1,460

Operating loss	(840)	(1,206)

OTHER INCOME (EXPENSE):
Interest and other income	152	102
Interest expense	(24)	(39)
Equity in loss of Pacific	(155)	(294)
Gain on sale of interest in SRL	--	3,877

TOTAL OTHER INCOME (EXPENSE)	(27)	3,646

NET EARNINGS (LOSS)	$ (867)	$ 2,440

EARNINGS (LOSS) PER SHARE	$ (.05)	$ .10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,501	23,429

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Nine Months Ended September 30,
	2000	1999
SALES	$ 990	$ 254

COSTS AND EXPENSES:
Cost of sales	2,217	558
Selling, general and administrative	1,851	2,361

TOTAL COSTS AND EXPENSES	4,068	2,919

Operating loss	(3,078)	(2,665)

OTHER INCOME (EXPENSE):
Interest and other income	353	293
Interest expense	(83)	(39)
Equity in loss of Nord Pacific Limited	(454)	(657)
Loss on sale of assets	(45)	--
Losses relating to investment in SRL	--	(523)
Gain on sale of SRL	--	3,877

TOTAL OTHER INCOME (EXPENSE)	(229)	2,951

NET EARNINGS (LOSS)	$(3,307)	$ 286

EARNINGS (LOSS) PER SHARE	$ (.20)	$ 0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,501	22,548

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$ (3,307)	$ 286
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on sale of investment in SRL	--	(3,877)
Equity in loss of Pacific	454	657
Provision for retirement benefits, net of payments	43	81
Depreciation and amortization	281	126
Loss on sale of assets	45	--
Changes in non-cash working capital	779	(347)

Net cash used in operating activities	(1,705)	(3,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(26)	(377)
Proceeds from sale of investment in SRL	--	1,250
Proceeds from sale of property	55	--
Additions to other assets	--	(70)
Repayment from (advance to) Nord Pacific Limited	750	(750)

Net cash provided (used) by investing activities	779	53

CASH FLOWS FROM FINANCING ACTIVITIES :
Payments on long-term debt	(500)	--

Net cash used in financing activities	(500)	--

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,426)	(3,021)

CASH AND CASH EQUIVALENTS - beginning of period	1,491	6,136

CASH AND CASH EQUIVALENTS - end of period	$ 65	$ 3,115

CASH PAID FOR INTEREST	$ 39	$ 39

NON-CASH TRANSACTIONS
Issuance of common stock in exchange for property	$ -	$ 700

Issuance of long-term debt in exchange for capital assets	$ -	$ 1,550

NORD RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    FINANCIAL STATEMENTS OF NORD RESOURCES CORPORATION (the "Company")

These interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the third quarter of 2000 are not necessarily indicative of the results that may be expected for the entire year. The Company has suffered recurring losses from its operations which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report on Form 10-K.

2.    NATURE OF OPERATIONS

The Company owns a 100% interest in Nord Copper Corporation, which owns the Johnson Camp Copper Mine in Arizona. The Company also owns a 28.5% interest in Nord Pacific Limited (Pacific), a publicly traded mining and exploration company engaged in the production of copper in Australia, the exploration for gold and base metals in Australia and Papa New Guinea. Until September 1999 the Company owned an interest in Sierra Rutile Holdings Limited (SRL), which owned an interest in an inactive rutile mine.

3.    LONG-TERM DEBT

The long-term debt relates to amounts due for the acquisition of Johnson Camp. The current portion relates to a $500,000 payment due June 8, 2001 and the long-term portion represents the payment due June 8, 2002 for $550,000. Interest at 8% is due and payable quarterly.

4.    PRIVATE PLACEMENT

On November 7, 2000 the Company raised $803,200 through the sale of 5,020,000 units consisting of 5,020,000 shares of Common Stock and warrants to purchase an additional 2,510,000 shares of Common Stock with an exercise price of $.18 per share for a period of two and one-half years.

5.    EQUITY IN NET LOSS OF PACIFIC

The Company owned a 28.5% interest in Pacific at September 30, 2000 and 1999. Summary financial data for the operations of Pacific stated in US GAAP is as follows:

NORD PACIFIC LIMITED INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(In Thousands)		(In Thousands)
Sales	$ 2,418	$ 2,473	$ 9,569	$ 8,096
Operating costs and expenses	3,056	3,443	11,267	10,744

Operating loss	(638)	(970)	(1,698)	(2,648)
Foreign currency transaction gain (loss)	248	(48)	399	(330)
Forward currency exchange contract gains (losses)	(214)	(182)	(845)	986
Interest and debt issuance costs	(52)	(79)	(193)	(204)
Interest and other income	8	27	62	78
Gain on sale of assets	--	--	12	--

Loss before income taxes	(648)	(1,252)	(2,263)	(2,118)
Income tax benefit	107	338	672	338

Net loss	$ (541)	$ (914)	$ (1,591)	$ (1,780)

BALANCE SHEET INFORMATION
	September 30, 2000	December 31, 1999
Cash and cash equivalent	$ 360	$ 102
Receivables	1,338	1,096
Inventories and other current assets	446	514

Total current assets	2,144	1,712
Property plant and equipment net	1,620	2,282
Deferred development costs	9,544	15,626

Total assets	$ 13,308	$ 19,620

Accounts payable and accrued expenses	$ 1,399	$ 4,505
Current portion of notes payable	825	2,400
Payable on foreign currency contacts	1,096	1,150

Total current liabilities	3,320	8,055
Long-term debt	672	--
Deferred income taxes and other liabilities	1,741	2,399
Stockholders equity	7,575	9,166

Total liabilities and stockholders' equity	$ 13,308	$ 19,620

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

Results of Operations

The Company incurred a net loss of $867,000 and net earnings of $2,440,000 for the three months ended September 30, 2000 and 1999, respectively. The Company incurred a net loss of $3,307,000 and net earnings of $286,000 for the nine months ended September 30, 2000 and 1999, respectively. The 1999 results were significantly affected by the gain on the sale of, and losses relating to, the Company's interest in SRL, which was sold in September 1999. If items relating to SRL were not considered, net loss for the three months ended September 30, 1999 would have been $1,437,000 and net loss from the nine months ended September 30, 1999 would have been $3,068,000. The Company's operating loss for the three months ended September 30, 2000 was reduced to $840,000, compared with an operating loss of $1,206,000 for the three months ended September 30, 1999. General and administrative expenses decreased for the nine months ended September 30, 2000, compared to the same period in 1999 due primarily to reduced legal and insurance costs and reduced salaries as a result of a reduction in staffing in 2000.

The Company reported copper sales of $530,000 and $990,000 for the three and nine months, respectively, ending September 30, 2000 compared to $254,000 for the same periods in 1999. Production of copper was from the Johnson Camp Mine, which was acquired in June 1999 and the current leaching operations commenced in July of 1999. The Company received a net price of $.85 per lb. and $.83 per lb. for the three and nine months, respectively, ending September 30, 2000 compared to $.76 per lb. for the same periods in 1999.

The Company reported cost of goods sold of $798,000 and $2,217,000 for the three and nine months, respectively, ending September 30, 2000. Copper costs of sales were $1.28 per lb. and $1.85 per lb. for the three and nine months, respectively, ending September 30, 2000.

The cost of goods sold was $558,000 for the three months ending September 30, 1999 and $798,000 for the three months ending September 30, 2000. The increase in cost of goods sold in 2000 was due to higher sales volume with a lower production cost per pound. There was an increase in various costs in 2000 related to production for acid, and reagents which was offset by a decrease in environmental and other consulting costs related to a feasibility study being conducted between August 1999 and February 2000, for the restart of mining operations. In August 2000, Johnson Camp reduced all excess staff to streamline operations while awaiting financing for the project.

Interest income increased to $152,000 for the three months ended September 30, 2000 compared to $102,000 for the same period in 1999, primarily due to earnings on trust accounts included in other assets. Interest income was $353,000 for the nine months ended September 30,2000 compared with $293,000 for the nine months ended September 30, 1999. Interest expense increased by $44,000 from $39,000 to $83,000 for the first three quarters of 2000 as a result of interest incurred on a note of $1,550,000 related to the purchase of Johnson Camp in 1999. In the first nine months of 1999 the Company incurred a $523,000 loss related to its investment in Sierra Rutile Holdings Limited (SRL). The Company disposed of its interest in SRL in September 1999.

Liquidity and Capital Resources

In the Form 10-K filed by the Company for the fiscal year ended 1999, the Company's independent accountants included in their opinion on the Company's financial statements an explanatory paragraph discussing the uncertainty regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

In 1999, the Company acquired the Johnson Camp Mine and commenced activities to resume mining operations there. Since the time of the acquisition, the Company has been producing copper from ore stacked on the leach pads prior to the Company's acquisition of the property. The Company has updated a study to determine the feasibility of resuming mining operations and is attempting to obtain financing for the project. The Johnson Camp copper mine has an anticipated start-up cost, including working capital, of $13.5 million and a construction period of approximately eight months.

The ability of the Company to resume mining operations is dependent on obtaining sufficient financing for the project, of which there can be no assurance. The Company is continuing operations of the Johnson Camp mine on a limited basis. The Company has instituted steps to increase revenue in an attempt to cover the operating costs of the mine, but revenues have been insufficient to cover the mine's entire operating costs. During the third quarter additional steps have been taken to reduce operating costs, by decreasing staff to only essential staff and curtailing all consulting/contractor activities. The Company is actively seeking external equity and debt financing, and is in discussions with lending institutions. If the Company is unable to resume full mining operations and achieve profitability at Johnson Camp, it will be required to seek other sources of revenue or additional capital to fund its operations.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations, which raises substantial doubt about the Company's ability to continue as a going concern. At the time of this filing the Company's only source of operating cash is what it receives from copper sales. The Company continues to seek other sources of funding. The Company raised $803,200 from a Private Placement of its common stock on November 7, 2000. Additional funding might be sought from a variety of different sources, including the issuance of equity securities, debt financing, the sale of its shares of Nord Pacific Limited, merger possibilities with third parties and/or seeking joint venture partners to assist in the development of the Company's properties.

The Company may need to sell its shares of Nord Pacific Limited but there is no assurance it can sell its shares, or that the sale of these shares will provide sufficient liquidity to continue the Company's operations. At September 30, 2000 the market value of the Company's NPL Shares was $1,039,754. If additional funding is not secured by the end of the first quarter of 2001 and/or the Company is unable to sell its shares of Nord Pacific Limited, the Company may be required to curtail all of its activities and/or file for bankruptcy. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Cash and cash equivalents decreased by $1,426,000 for the nine months ended September 30, 2000, compared to a decrease of $3,021,000 for the same period in 1999. The Company's operating activities used cash of $1,705,000 for the nine months ended September 30, 2000 compared to cash used by operations of $3,074,000 for the same period in 1999. Investing activities included proceeds from the repayment by Pacific in March 2000 of $750,000 under a Company note issued in October 1999. Financing activities included the repayment of a long-term debt of $500,000 in June 2000. There were no financing activities for the comparable period in 1999.

The Company's assets currently consist of the Johnson Camp mine and a 28.5% interest in Pacific. At September 30, 2000, the Company had working capital deficit of $1,016,000, compared to working capital of $2,074,000 at December 31, 1999 .

The Company's ability to raise the capital required to develop Johnson Camp is highly uncertain, and is dependent on the price of copper and the availability of capital to junior mining companies, such as the Company, as well as other market considerations.

PART II.                                                    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A shareholders derivative case was filed on April 26, 2000 in the First Judicial District Court of Santa Fe County, New Mexico by Ray W. Jenner, Stephen Seymour and Ronald Hirsch, as plaintiffs, against Edgar Cruft, Geraldine Cruft, Leonard Lichtner, Terrence Lang, Evelyn Lang, James Askew, Frank Waldron, National City Bank N.A. and the Company as defendants. The case was timely removed to the United States District Court for the District of New Mexico (the "Lawsuit"). The Lawsuit alleged breach of fiduciary duties, fraud, deceit, and unfair trade practices. The Lawsuit did not allege a specific amount of claimed damages.

The Company, the plaintiffs and the defendant negotiated a settlement ("Settlement Agreement") of the Lawsuit, which the United States District Court for the District of New Mexico approved on September 7, 2000.

The Settlement Agreement provided that Edgar F. Cruft, Terence H. Lang and Leonard Lichter resign as directors of the Company and Nord Pacific Limited, and that Ronald A. Hirsch be appointed a director of Nord Resources Corporation. The Settlement Agreement also permits W. Pierce Carson, chief executive officer and a director of the Company to appoint two additional directors of the Company.

Pursuant to this right, offers to join the Company's Board of Directors were made to John F. Champagne and to Ricardo M. Campoy and these individuals accepted the respective appointments effective November 7, 2000.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 7, 2000 the Company raised $803,200 through the sale of 5,020,000 units consisting of 5,020,000 shares of Common Stock and warrants to purchase an additional 2,510,000 shares of Common Stock with an exercise price of $.18 per share for a period of two and one-half years.

There was no underwriter or placement agent involved in the offering. Units were sold to seven individuals who purchased 5,020,000 units at a purchase price of $.16 per unit Each of the purchasers was an accredited investor and the offering was made in reliance on the exemption provided by Regulation D under the Securities Act of 1933. The warrants entitle the holders thereof to purchase shares of Company Common Stock until June 30, 2003 at an exercise price of $.18 per share.

The outstanding shares of common stock of the Company trade on the Nasdaq Over-The-Counter Bulletin Board (OTCBB). As of September 30, 2000, the closing price for a Common Share on the OTCBB was $.1406. The Common Stock and warrants issued in the offering will not be registered under the Securities Act or listed for trading on NASDAQ. The Company does not intend to register either the Common Stock or any Common Stock purchased upon exercise of warrants. The Common Shares issued represent the equivalent of 23% of the Company's issued and outstanding stock after the offering, assuming no exercise of the warrants. If all of the warrants were exercised, the Common Shares issued or issuable in the offering would represent approximately 31% of the Company's issued and outstanding stock after the offering.

The Company will utilize proceeds from the offering to pay legal and administrative expenses associated therewith. The proceeds will be used to fund operating expenses until additional financing is obtained.

ITEM 5.    OTHER INFORMATION

Ronald A Hirsch was appointed a Director of the Company as a result of the settlement of the derivative lawsuit. Director Ronald Hirsch, 57, a significant and long-term shareholder in the Company, has over thirty years experience in the investment and corporate finance community. Currently he is the president of Hirsch Enterprises, a private investment firm based in Santa Fe, New Mexico with offices also in New York. Until 1997, Mr. Hirsch was Senior Vice President - Investments with Lehman Brothers in New York where he was employed for twenty years, and previous to that was with Dean Witter for five years.

John F. Champagne and Ricardo M. Campoy joined the Board of Directors effective November 7, 2000. Mr. Champagne has accepted appointment as Executive Chairman.

John Champagne is Chief Operating Officer of Global Minerals and Metals Corporation, a New York-based metals trading firm with international activities, a position he has held since 1996. Prior to that, he was President of Magma Metal Company where he had operating responsibility for the large copper smelting and refining complex at San Manuel, Arizona and for commercial activities of the parent, Magma Copper Company. He became familiar with the Johnson Camp copper mine in 1998 while he was Non-Executive Chairman of Summo Minerals Corporation. Summo's new board approved the sale of its interest in Johnson Camp to Nord Resources last year.

Ricardo Campoy is a principal in the New York investment banking firm of McFarland Dewey & Co., LLC which specializes in the natural resource sector. Mr. Campoy's two-decade international banking career has included merchant banking and project finance advisory services at ING Capital Corporation, Swiss Bank Corporation, European Banking Corporation, Elders Resource Finance Inc. and the Continental Illinois National Bank.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                                No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

NORD RESOURCES CORPORATION (Registrant)

December 18, 2000	By: /s/	W. Pierce Carson
W. Pierce Carson
President & CEO
Acting Chief Financial Officer