Form 10KSB
period 2004-12-31
NORD RESOURCES CORP
filed 2006-01-17
CIK 72316

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

☐	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from to
Commission File Number: 0-26407
NORD RESOURCES CORPORATION
(Exact name of small Business Issuer as specified in its charter)

DELAWARE	85-0212130

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3048 Seven Dash Road
Dragoon, Arizona	85609

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (520) 586-2241
Securities registered under Section 12(b) of the Exchange Act:
Common Stock, par value $0.01 per share
Securities registered under Section 12(g) of the Exchange Act: None
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes ☑ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year: $0.00
The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $5,533,889, based upon the closing price of such Common Stock on the Pink Sheets LLC of $0.28 per share on December 30, 2005, and determined by subtracting from the total number of shares of Common Stock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,418,347 shares of common stock as of December 31, 2005.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

NORD RESOURCES CORPORATION
Form 10-KSB

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	45

Our Plan of Operations	45
Results Of Operations – Years Ended December 31, 2004, 2003, 2002, 2001 and 2000	46
Liquidity and Financial Resources	54
Critical Accounting Policies And Estimates	58
Off-Balance Sheet Arrangements	61
Disclosure of Unauditability of Financial Statements for 2001 and 2000	61

ITEM 7. FINANCIAL STATEMENTS	62

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	62

ITEM 8A. CONTROLS AND PROCEDURES	63

ITEM 8B. OTHER INFORMATION	64

Entry into Material Definitive Agreements	64
Termination of a Material Definitive Agreement	67

PART III	68

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	68

Directors and Executive Officers	68
Committees of the Board of Directors	69
Compliance with Section 16(A) of the Securities Exchange Act	70
Code of Ethics	71

ITEM 10. EXECUTIVE COMPENSATION	71

Summary Compensation Table	71
Option/SAR Grants Table	72
Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values	72
Long Term Incentive Plan Awards	73
Compensation of Directors	73
Employment Contracts and Termination of Employment and Change-In-Control Arrangements	73
Report on Repricing of Options/SARs	75

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	75

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	76

Where You Can Find More Information	78
Glossary of Technical Terms	78
Definitions of Technical Terms	79

ITEM 13. EXHIBITS	81

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	88

Audit Fees	88
Audit Related Fees	88
Tax Fees	88
All Other Fees	88
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors	89

FINANCIAL STATEMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB	90

Index	90
SIGNATURES
Certificate of Incorporation
Bylaws of Nord Resources Corporation
Exert From Bylaws Defining Rights of Holders of Equity or Debt Securities
Convertible Promissory Note to R A Hirsch dated June 29/04
Convertible Promissory Note to R A Hirsch dated July 1/04
Convertible Promissory Note to S D Seymour dated August 19/04
Convertible Promissory Note to R A Hirsch dated October 4/04
Deed of Release & Reconveyance dated October 18/04
Security Agreement - Regiment Capital III, LP
Promissory Note - Regiment Capital III, LP
Pledge & Security Agreement - Regiment Capital III, LP
Post-Closing Letter Agreement with Regiment Capital III, LP
Perfection Certificate - Regiment Capital Advisors, LLC
Amendment 1 to Promissory Note Issued to Regiment Capital III, LP
Amendment 1 to Post-Closing Letter Agreement with Regiment Capital III, LP
Revolving Line of Credit Agreement - R A Hirsch & S Seymour
Security Agreement - R A Hirsch & S Seymour dated June 21/05
Secured Promissory Note - R A Hirsch & S Seymour
Amendment to Convertible Promissory Note - R A Hirsch dated October 4/04
Amendment to Convertible Promissory Note - S Seymour dated August 19/04
Beneficiary's Deed of Release & Reconveyance dated October 17/05
Environmental Indemnity Agreement - Auramet Trading, LLC
Deed of Trust, Assignment of Rents, Security Agreement & Fixture Filing 1st American Title & Auramet
Letter to Auramet Trading, LLC regarding conditions subsequent
Secured Promissory Note to Auramet Trading, LLC
Warrant Certificate to Auramet Trading, LLC
Subordination Agreement Between R A Hirsch, S Seymour & Auramet Trading, LLC
Credit Risk Participation Agreement between Auramet Trading, LLC & R A Hirsch
Perfection Certificate - Aurament Trading, LLC
Beneficiary's Deed of Release & Reconveyance - Auramet Trading, LLC dated November 17/05
Beneficiary's Deed of Release & Reconveyance - Long Horizons Fund, LLP
Environmental Indemnity Agreement - Nedbank Ltd.
Deed of Trust, Assignment of Rents, Security Agreement & Fixture Filing 1st American Title & Nedbank
Secured Promissory Note to Nedbank Ltd.
Warrant Certificate - Nedbank Ltd.
Subordination Agreement - R A Hirsch, S Seymour & Nedbank Ltd
Letter to Nedbank Ltd Regarding Conditions Subsequent
Perfection Certificate for Nedbank Ltd
Amendment to Convertible Promissory Note Agreement with R A Hirsch
Amendment 2 to Convertible Promissory Note Agreement with R A Hirsch
Amendment 2 to Convertible Promissory Note Agreement with S D Seymour
Acknowledgement of R A Hirsch Regarding Credit Risk Participation Agreement
Stock Option Granted to R A Hirsch
Stock Option Granted to S D Seymour
Stock Option Granted to E A Anderson
Settlement Agreement - Nord Pacific Ltd, PGM Ventures Corp, Dated November 13/03
Settlement Agreement - Nord Pacific Ltd
Subordinatioin Agreement - Allied Gold Ltd & Nord Pacific Ltd
Executive Compensation Agreement - R A Hirsch
Executive Compensation Agreement - E A Anderson
Option to Purchase Coyote Springs Property
Debt Conversion Letter from Peifer, Hanson & Mullins, P A
Consulting Arrangement Letters - R E Loesby
Letters & Draft Debt Conversion Agreement - Cognis Corporation
Debt Conversion Agreement -with Cognis Corporation
Debt Conversion Agreement with Thornwell Rogers
Debt Conversion Agreement with South Branch Resources LLC
Debt Conversion Agreement with MRPGEO, LLC
Option to Purchase the Mimbres Property
Settlement Between Nord Resources & South Branch Res LLC
Settlement Between Thornwell Rogers & South Branch Res LLC
Settlement Between MRPGEO & South Branch Res LLC
Consultling Agreement with Investor Growth, Inc.
Option Agreement with S Bailey
Agreement of Option & Right of 1st Refusal - R A Hirsch & S Seymour
Assignment & Assumption Agreement - R A Hirsch & S Seymour
Settlement Agreement & General Release - Schuler Messersmith Daly & Lansdowne
Amendment 1 to Option to Purchase Coyote Springs Property
Agreement for Purchase & Sale of Waste Rock
Agreement of Assignment & Assumption
Final Asset Purchase Agreement
Executive Employment Agreement - J Perry
Settlement Agreement & General Release - W P Carson
Warrant Certificate - W P Carson
Amendment 1 to Settlement Agreement & Mutual General Release - Schuler Messersmith Daly & Lansdowne
Purchase, Sale & Option Agreement - Titanium Resources Group Ltd
Rescission Agreement - R A Hirsch
Form of Subscription Agreement for US Investors
Form of Subscription Agreement for Canadian Investors
Form of Warrant Certificate for US Purchasers
Form of Warrant Certificate For Canadian Purchasers
Debt Conversion Agreement - Piefer, Hanson & Mullins P A
Letter Dated October 25/05 Amending the Terms of the 2005 Private Placement Offering
Letter Dated November 15/05 Amending the Terms of the 2005 Private Placement Offering
Letter Dated December 21/05 Amending the Terms of the 2005 Private Placement Offering
2003 & 2004 Private Placement Documents
Second Amendment to the "Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine"
Third Amendment to the "Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine"
Fourth Amendment to the "Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine"
Memorandum of Understanding between Nord Resources Corp. and John Perry regarding employment matters dated March 28, 2005
Settlement Agreement and Mutual Releases
Settlement Agreement and Mutual Release of Claims
Settlement Agreement
Section 302 Certification - CEO
Section 302 Certification - CFO
Section 906 Certifications - CEO & CFO

- ii -

EXPLANATORY NOTE
Due to financial difficulties, we have not filed the required reports under the Securities Exchange Act of 1934, as amended, since 1999. These reports include annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy statements. Accordingly, this annual report is intended to provide meaningful disclosure for the years ended December 31, 2000 through 2004, during which our company was delinquent in its filings. This annual report includes audited financial statements for the years ended December 31, 2004, 2003 and 2002, and unaudited statements for the years ended December 31, 2001 and 2000.
FORWARD-LOOKING STATEMENTS
The information in this annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
Overview of Our Business
We are in the business of exploring for and developing mineral mining properties. Our principal asset is the Johnson Camp property located in Arizona. The Johnson Camp property includes the Johnson Camp Mine which is an existing open pit copper mine and production facility that uses the solvent extraction, electrowinning (SX-EW) process. The Johnson Camp Mine includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits.
The Johnson Camp property consists of 64 patented lode mining claims (872 acres), 88 unpatented claims (1,340 acres) and fee simple lands (511 acres), totaling 2,723 acres. The copper processing facilities and the Burro and Copper Chief bulk mining pits are located on the patented mining claims or fee simple lands.
The Johnson Camp property has had a long history of development and mining, dating back to the early 1880s. A number of underground mines operated during the 1880-1975 period. In 1974, Cyprus Mines Corporation developed a large scale open pit heap leach mine and SX-EW processing complex on the

Johnson Camp property. Mining in the Burro pit commenced in 1975 and continued until 1986 when the operation closed. After the closure, Cyprus dismantled the original SX-EW plant. Cyprus continued to maintain ownership of the Johnson Camp Mine until 1989, when it sold its holdings in the district to Arimetco, Inc. In mid-1990, Arimetco, Inc. constructed a new SX-EW plant at the Johnson Camp Mine and resumed mining in the Burro pit in 1991. Arimetco, Inc. began limited open pit mining from the Copper Chief deposit in 1996. Mining continued from both the Burro and Copper Chief deposits until 1997, when production was terminated.
We acquired the Johnson Camp property from Arimetco in June 1999. We continued production of copper from ore that had been mined and placed on leach pads until August 2003 when we placed the Johnson Camp mine on a care and maintenance program due to weak market conditions for copper at that time. Although mining ceased in 1997, the Johnson Camp leach pads and SX-EW operation remained active until 2003, producing approximately 6.7 million pounds of copper cathode from residual copper in the heaps over the period 1998 to 2003. Currently, the existing Johnson Camp leach dumps are being rinsed in a limited manner with the goal of managing solution inventories.
Our near term objective is to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. We obtained a feasibility study containing a mine plan for the Johnson Camp Mine that was completed by The Winters Company in March 2000. We obtained an updated feasibility study prepared by Winters, Dorsey and Company as of October 2005. The updated feasibility study includes an economic assessment of the Johnson Camp Mine based on the mine plan included in the original feasibility study and current capital and operating cost estimates, and 36 month average copper prices. Winters, Dorsey concluded in its feasibility study that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over an eleven year mine life at 8%, 10% and 15% discount rates.
In order to resume full mining operations, we will have to complete the mine development plan outlined in the updated feasibility study. This mine development plan will require that we reline an existing solution pond, construct three new lined solution ponds, prepare a new, stand-alone lined leach pad facility for approximately 60 percent of the new ore that will be leached, and install a two-stage crushing circuit. The SX-EW plant will have to be rehabilitated to meet production goals and the electrowinning section expanded.
The initial capital costs to be incurred within the first two years of start-up are expected to exceed $22 million (including working capital), and relate primarily to the rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment. The capital costs to be incurred in the following two years are expected to be approximately an additional $9 million (including working capital) and will be attributable to the construction of new leach pads, new ponds and pipe, and the infrastructure for conveyor relocation.
Our mine operating plan calls for an active leach program of newly mined ore and the residual leaching of the existing old dumps. We plan to use a mining contractor to mine both the Burro and Copper Chief deposits, and our own employees for remediation activities.
We presently do not have sufficient cash or working capital necessary to implement the mine development plan and commence mining operations. Our ability to commence mining operations will be subject to our obtaining sufficient financing to enable us to fund the necessary initial capital costs and start-up operation expenses and working capital. In addition, final permits must be in place before mining operations are commenced. Once financing and permits are in place, we anticipate it will take approximately three months to complete sufficient rehabilitation of the Johnson Camp Mine to allow the production of copper from the existing heaps, and approximately nine months to begin producing copper from new ore placed on the heaps.
We presently do not have any arrangements in place to obtain the necessary financing to commence mining operations. We believe that debt financing will not be available to us as debt financing for mining projects in the development and permitting phase is very difficult to obtain. We plan to raise the necessary financing through an offering of our equity securities. We believe that we may be forced to effect a reverse split (consolidation) of our issued and outstanding shares of common stock in connection with any equity financing. There is a substantial risk that we will not be able to obtain the necessary financing on commercially reasonable terms or at all. In addition to the risk that we do not obtain financing, our business and our ability to realize our business objectives and implement our operating plan is subject to a number of additional risks and uncertainties, including those discussed below under the heading “Description of Property – Risk Factors”. If we fail to obtain the necessary financing, our plan is to continue to maintain the Johnson Camp Mine on care and maintenance status indefinitely.
In addition to the Johnson Camp property, we have options to acquire interests in three exploration stage projects, Coyote Springs and the Texas Arizona Mines project, both located in Arizona, and Mimbres located in New Mexico (see “Description of Property – Other Properties”). We are planning to conduct preliminary exploration activities at the Coyote Springs and Mimbres properties to help us determine whether we should exercise the options. Any such exploration activities are subject to the availability of sufficient financing, which cannot be assured. We do not believe that these properties are material to our overall operations at this time.
Name and Incorporation
Nord Resources Corporation was formed under the laws of Delaware on January 18, 1971.
Our principal business offices are located at 3048 N. Seven Dash Road, Dragoon, Arizona 85609-0384, and our telephone number is (520) 586-2241.
We own 100% of the issued and outstanding shares of Cochise Aggregates and Materials, Inc., which was formed under the laws of Nevada on December 9, 2003. We have no other subsidiaries. As used in this annual report, the terms “we”, “us” and “our” mean Nord Resources Corporation and its subsidiaries, taken as a whole.
In this annual report, our references to the “Johnson Camp property” refer to the entire property we own, while the previously mined area of the Johnson Camp property, together with the related SX-EW plant, is referred to as the “Johnson Camp Mine”.
History and Background of the Company — Summary
This summary of our company’s history should be read in conjunction with the more detailed information that follows.
Our Current Interest in the Sierra Rutile Project
We formerly held a 50% interest in Sierra Rutile Limited, which was engaged in producing and marketing minerals used in the production of titanium dioxide. In January 1995, civil unrest resulted in the closure of Sierra Rutile’s mining facility in Sierra Leone. The loss of titanium revenue left our company with very little cash flow. On September 30, 1999, we were forced to sell our 50% ownership interest in Sierra

Rutile to SRL Acquisition No. 1 Limited for consideration that included one Class B share of SRL Acquisition No.1.
Titanium Resources Group, Ltd. subsequently acquired Sierra Rutile. In August 2005, we granted to Titanium Resources Group an option to acquire our Class B share in SRL Acquisition No. 1. We subsequently sold a 2/15 fractional interest in the Class B share to Titanium Resources Group in consideration of $200,000 plus the amount of $100,002 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share.
After we entered into the option with Titanium Resources Group, we discovered that Titanium Resources had made arrangements to list its shares on the Alternative Investment Market of the London Stock Exchange. In December 2005, we initiated legal proceedings against Titanium Resources Group claiming, among other things, that they purposefully concealed the pending public offering from us and thereby deprived us of the opportunity to account for the positive impact the AIM listing would have on the value of the Class B share in determining a fair price for the share. Further, we allege that a change in the corporate structure of the mine’s ownership was effected by Titanium Resources Group without our consent, contrary to their agreement with us.
Former Kaolin Business
We formerly held a majority interest in a kaolin mining and processing operation in Jeffersonville, Georgia. In early 1997, we sold substantially all of our Kaolin assets. The sale released us from some $12,000,000 in equipment lease obligations. We believe that we no longer have any remaining liabilities arising from this transaction.
Delisting from the New York Stock Exchange and Disqualification from Trading on the OTC Bulletin Board
Due to the severe financial difficulties that we were experiencing at the time, we were delisted from the New York Stock Exchange in 1999. Our common stock also ceased to be eligible to trade on the OTC Bulletin Board in May 2001. Certain market makers continue to make market in our common stock on the Pink Sheets, LLC.
Nord Pacific Limited/Allied Gold Limited
Throughout the 1990s we owned a significant equity interest in Nord Pacific Limited. In December 2003, Nord Pacific entered into an Arrangement Agreement with Allied Gold Limited, pursuant to which we exchanged all of our outstanding shares of Nord Pacific for, and converted a subordinated debt owed to us by Nord Pacific into, common shares of Allied Gold. Allied Gold is an Australian mining company whose shares trade on the Australian Stock Exchange under the symbol “ALD”. We held 5,097,561 common shares of Allied Gold as of December 31, 2004, and continue to hold 5,029,894 common shares of Allied Gold as of December 31, 2005. We may from time to time sell our remaining shares of Allied Gold through the facilities of the Australian Stock Exchange. Based on the current market price of Allied Gold stock, the sale of all of our Allied Gold shares would result in gross proceeds of approximately $1,460,000 (see “Management’s Discussion and Analysis and Plan of Operation – Liquidity and Financial Resources – Cash and Working Capital” for details).
Acquisition of the Johnson Camp Property
In June 1999, we acquired the Johnson Camp property from Arimetco, Inc. In October 2004, we obtained a loan in the amount of $2,750,000 from Regiment Capital III, L.P., of which $828,477 was used to pay off all remaining amounts outstanding under the vendor financing loan. We have no further financial obligations to Arimetco, other than a royalty obligation described under the heading “Description of Property — Royalty Obligations”.
In October 2005, we obtained a secured loan in the amount of $2,850,000 from Auramet Trading, LLC, of which $1,850,000 was funded by Ronald Hirsch, our Chief Executive Officer and a director of our company. From the loan proceeds, $2,763,561 was used to pay off all remaining amounts outstanding under the secured loan funded by Regiment Capital.
In November 2005, we obtained a secured loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading participated through the contribution of our $1,000,000 debt outstanding under the Auramet loan. From the proceeds of this loan, $1,860,175 was used to repay Ronald Hirsch. We have granted Nedbank a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property.
Shareholders’ Derivative Case; Change in Management
Until mid-2000, our company and Nord Pacific had common directors. In April 2000, a shareholders derivative case was filed against our company and certain other defendants, including three persons who were directors of both our company and Nord Pacific. The plaintiffs alleged breach of fiduciary duties, fraud, deceit, and unfair trade practices.
The plaintiffs, our company and the other defendants subsequently negotiated a settlement agreement which was approved by the United States District Court in September 2000. Under the settlement agreement, three of the defendants resigned as directors of both our company and Nord Pacific. The settlement agreement also provided that Ronald Hirsch, a plaintiff in the action, be appointed a director of our company, and permitted W. Pierce Carson, then our company’s chief executive officer and a director of our company, to appoint two additional directors. Stephen Seymour, a plaintiff in the action, was subsequently appointed to our board of directors in 2003.
Bankruptcy Petition
In February 2001, we filed a petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was dismissed in April 2001.
Tennessee Mining Division Assets
We hold a right of first refusal and an option to purchase from TMD Acquisition Corporation certain assets that TMD asserts it has the right to acquire from ASARCO under an Asset Purchase Agreement. The assets comprise ASARCO’s Tennessee Mines Division zinc business. TMD is a private company owned by Ronald Hirsch and Stephen Seymour, formed to facilitate the asset acquisition when our company was advised by our then senior lender that we were not permitted to make the acquisition directly. There are no restrictions imposed by our current lender in respect of these zinc assets.
In August 2005, ASARCO purported to terminate the Asset Purchase Agreement and filed for relief under Chapter 11 of the United States Bankruptcy Code. TMD has informed us that it is disputing ASARCO’s position that the Asset Purchase Agreement has terminated, and we are not certain whether this transaction will ultimately be of any direct value to us. However, our board of directors is considering these matters and whether it would be in the best interests of our company to endeavor to acquire these assets.

History and Background of the Company – Detailed Discussion
Former Rutile Business
We formerly held a 50% interest in Sierra Rutile Limited and its related entities. Sierra Rutile was engaged in producing and marketing rutile and ilmenite, which are used in the production of more highly concentrated titanium dioxide, which in turn can be used as a pigment in the manufacture of paint and many types of paper and plastic products. These minerals were mined and processed at Sierra Rutile’s mining facility located in Sierra Leone, West Africa, which was brought into production in 1978. In the 1980’s, Sierra Rutile became the largest producer of natural rutile in the world, and our investment in Sierra Rutile provided substantially all of our cash flow.
In January 1995, Sierra Rutile’s mining facility in Sierra Leone was attacked by non-government forces. Due to concern for the safety of Sierra Rutile’s employees, the mine site was evacuated and mining operations were suspended. The loss of titanium revenue left our company with very little cash flow.
The suspension of Sierra Rutile’s mining operations resulted in it not being in compliance with certain financial and operational covenants under its bank financing agreements. The total amount due from Sierra Rutile to the lenders at December 31, 1994 was $43 million, payment of 50% of which was guaranteed by our company. In part consideration of the lenders’ agreement to forbear making demand for payment, and as security for our company’s guaranty, we pledged and eventually paid to the lenders the proceeds that we received pursuant to claims made under a $15.7 million political risk insurance policy issued by an agency of the United States government.
As of June 30, 1999, our company’s share of the guaranty to Sierra Rutile’s lenders was $6,055,000. One of the conditions of the amended loan agreement between Sierra Rutile and the lenders was that we maintain cash, cash equivalents or marketable securities with a value equal to 150% of our guaranteed portion of the outstanding loans. By then, our financial situation had deteriorated to the point where we were in violation of this condition.
Our Current Interest in the Sierra Rutile Project
On September 30, 1999, we were forced to sell our 50% ownership interest in Sierra Rutile and its related entities to SRL Acquisition No. 1 Limited in consideration for: (a) a cash payment of $1,250,000, (b) one Class B share of SRL Acquisition No.1, (c) the release of our company from the guaranty obligation to Sierra Rutile’s lenders, and (d) the redemption and cancellation of MIL (Investments) S.A.R.L.’s 7,004,200 shares in our company, representing approximately 29.8% of our then issued and outstanding shares of common stock. At the time of the transaction, SRL Acquisition No. 1 was an entity controlled by MIL (Investments) S.A.R.L., which was then our largest shareholder. In order to protect our rights in the Class B share, we required MIL (Investments) S.A.R.L. and SRL Acquisition No. 1 Limited to agree to restrict their ability to dispose of, or restructure, their interest in the mine. MIL (Investments) S.A.R.L. and SRL Acquisition No. 1 Limited expressly agreed that there would be no change in the corporate structure of the mine’s ownership without our consent.
Under SRL Acquisition No. 1’s articles of association, the Class B share carries the right to a fixed dividend to be paid in respect of each financial year, calculated with reference to a complicated formula. Essentially the holder of a Class B share is entitled to 5% of certain cash flows (including any dividends declared by Sierra Rutile Holdings, which in turn will be dependent on any dividends or other income generated by Sierra Rutile Holdings from its interest in Sierra Rutile) if certain conditions are met. The Class B share does not otherwise confer a right to participate in SRL Acquisition No. 1’s profits, but upon a return of capital on winding up or otherwise (other than on a redemption of shares), the Class B share will be deemed to represent 5% of all outstanding and paid up shares of SRL Acquisition No. 1 and will rank equally with the Class A shares.
Titanium Resources Group, Ltd., a British Virgin Islands company, subsequently acquired Sierra Rutile. On August 3, 2005, we granted to Titanium Resources Group an option to acquire our Class B share in SRL Acquisition No. 1 by December 15, 2005, for an aggregate option and purchase price equal to $1,500,000. On August 17, 2005, we sold a 2/15 fractional interest in the Class B share to Titanium Resources Group in consideration of $200,000 plus the amount of $100,002 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share. We continued to hold a 13/15 fractional interest in the single outstanding Class B share of SRL Acquisition No.1, which remained subject to the option granted to Titanium Resources Group, exercisable until December 15, 2005 at the proportionately reduced price of $1,300,000.
After we entered into the option with Titanium Resources Group, we discovered that Titanium Resources had made arrangements to list its shares on the Alternative Investment Market of the London Stock Exchange (commonly referred to as AIM). According to Titanium Resources Group’s AIM admission document dated August 19, 2005:
•	Titanium Resources Group indirectly holds the single outstanding Class A voting share of SRL Acquisition No. 1;

•	SRL Acquisition No. 1 holds a 37.5% interest in Sierra Rutile Holdings Limited;

•	Sierra Rutile Holdings, in turn, holds all except one of the outstanding shares of Sierra Rutile; and

•	Titanium Resources Group also indirectly owns the balance of the outstanding shares of both Sierra Rutile and Sierra Rutile Holdings.
On December 3, 2005, we initiated legal proceedings against Titanium Resources Group claiming, among other things, that they purposefully concealed the impending public offering from us during the negotiation of the option agreement and thereby deprived us of the opportunity to account for the positive impact the AIM listing would have on the value of the Class B share in determining a fair price for the share. Further, as disclosed in the AIM listing, Titanium Resources Group had orchestrated a change in the corporate structure of the mine’s ownership. We allege that this was done without our consent and is contrary to their agreement with us. (For further details, see the discussion under the heading “Legal Proceedings.”)
Former Kaolin Business
We formerly held a majority interest in a kaolin mining and processing operation in Jeffersonville, Georgia. Acting through our then 80% subsidiary Norplex Inc. and its wholly-owned subsidiary, Nord Kaolin Company, we were focused on the production of kaolin-based products that were used as coatings or filling pigments by the paper industry. During the 1980’s, Nord Kaolin developed certain unique composite pigments made from kaolin and other minerals, which were also marketed to the paper industry under the federally-registered trademarks “Norplex” and “Norcal”.
In early 1997, we sold substantially all of the assets (except for cash and accounts receivable) of our kaolin operations including our interest in the trademarks “Norplex” and “Norcal” for approximately $20,000,000, less $735,000 relating to certain accrued liabilities assumed by the purchaser. The purchase price was also subject to adjustments and royalties to Dry Branch Kaolin Company. The purchaser agreed to assume certain reclamation and lease obligations of Nord Kaolin, while we agreed to remain responsible for settling Nord Kaolin’s remaining liabilities. The sale released us from some $12,000,000 in equipment lease obligations. We believe that we no longer have any remaining liabilities arising from this transaction.
Delisting from the New York Stock Exchange and Disqualification from Trading on the OTC Bulletin Board
From the period of September 1985 to November 1999, we were listed on the New York Stock Exchange (NYSE). However, due to the circumstances described above, we experienced severe financial difficulties and were unable to comply with the NYSE’s continued listing requirements, which include maintaining a minimum (i) total stockholders’ equity of $50 million, (ii) global market capitalization of $50 million, (iii) 30 day average global market capitalization of $15 million, and (iv) 30 day average share price of $1. In addition, we were notified by the NYSE that we had failed to submit an acceptable plan to the Exchange for return to conformity with the Exchange’s continued listing requirements.
Following our delisting from the NYSE, our common stock traded on the National Association of Securities Dealers, Inc.’s OTC Bulletin Board. Our common stock ceased to be eligible to trade on the OTC Bulletin Board on May 31, 2001 as financial hardship caused us to breach our reporting obligations under Section 13(a) of the Securities Exchange Act of 1934. Certain market makers continue to make a market in our common stock on the Pink Sheets LLC under the symbol “NRDS.PK”.
Nord Pacific Limited/Allied Gold Limited
Throughout the 1990s we owned a significant equity interest in Nord Pacific Limited, a Bermuda company incorporated in 1988. The majority of Nord Pacific’s directors were also directors of our company. We initially received a controlling equity interest in Nord Pacific in exchange for certain mining and joint venture assets that we had transferred to Nord Pacific. In September, 1998, Nord Pacific was reincorporated under the Business Corporations Act of New Brunswick, Canada. Nord Pacific was formerly listed on the Nasdaq Stock Market and the Toronto Stock Exchange, until financial distress resulted in its delisting from the Toronto Stock Exchange in 2002, and from Nasdaq in 2001.
Historically, Nord Pacific was a mining company engaged in the production of copper in Australia and the exploration for gold, copper and other minerals in Australia, Papua New Guinea and North America. By December 2003, Nord Pacific’s primary focus had become its participation in two joint ventures with PGM Ventures Corporation, a New Brunswick, Canada corporation. Under the joint ventures, Nord Pacific held a 50% interest in a gold oxide property known as the Simberi Gold Project and a 99% interest in the Tabar Exploration Project, both of which were located on the islands of the Tabar Group of Papua New Guinea.
On December 20, 2003, Nord Pacific entered into an Arrangement Agreement with Allied Gold Limited, pursuant to which Allied Gold acquired all of the outstanding shares of Nord Pacific in an Arrangement under the New Brunswick Business Corporations Act at an exchange ratio of one share of Allied Gold for one share of Nord Pacific. Immediately prior to the closing under the Arrangement Agreement, we held 3,697,561 Nord Pacific shares (representing approximately 17.74% of the then issued and outstanding shares of common stock of Nord Pacific), which were exchanged for 3,697,561 common shares of Allied Gold. In addition, the Arrangement Agreement called for the conversion of a subordinated debt in the amount of AUS$280,000 owed to us by Nord Pacific, into 1,400,000 common shares of Allied Gold.
Allied Gold is an Australian mining company engaged in the exploration, evaluation, and development of mineral resources. Allied Gold has been listed on the Australian Stock Exchange under the ticker symbol “ALD” since December 8, 2003. We held 5,097,561 common shares of Allied Gold as of December 31,

2004, representing approximately 7.3% of the issued and outstanding shares of that company as of that date. We continue to hold 5,029,894 common shares of Allied Gold as of December 31, 2005.
We may from time to time sell our remaining shares of Allied Gold in an orderly manner through the facilities of the Australian Stock Exchange, at prevailing market prices. We anticipate that we could realize approximately $1,460,000 in gross proceeds from the sale of all of our Allied Gold shares, based on their current market price of approximately AUD$0.40 per share ($0.29 per share, based on the noon buying rate in New York of $0.7342:AUD$1.00 on December 30, 2005, as certified by the Federal Reserve Bank of New York for customs purposes), which cannot be assured. (See “Management’s Discussion and Analysis and Plan of Operation – Liquidity and Financial Resources – Cash and Working Capital” for details.)
Acquisition of the Johnson Camp Property
In June 1999, we, acting through our wholly-owned subsidiary, Nord Copper Corporation, acquired the Johnson Camp property in Arizona, from Arimetco, Inc. Nord Copper Corporation was subsequently merged into our company, with our company as the surviving entity. At the time of the acquisition, the Johnson Camp property was the subject of a pre-existing, unconsummated purchase agreement between Arimetco, as vendor, and Summo as purchaser. We issued 1,600,000 shares of our common stock to Summo USA in consideration of its agreement to terminate its pre-existing agreement with Arimetco and to permit our acquisition of the Johnson Camp property. The shares were valued based on the quoted market price of our company’s common stock on the OTC Bulletin Board.
Vendor Financing by Arimetco Inc.
Our company paid Arimetco $310,000 and issued a promissory note payable to them in the amount of $1,550,000. The note was payable in installments of $500,000, $500,000 and $550,000, due on June 8, 2000, June 8, 2001 and June 8, 2002, respectively, together with interest at the rate of 8% per annum, payable quarterly. The note was secured by a lien on the Johnson Camp property. We also agreed to pay Arimetco a royalty up to an additional $1,000,000 from revenues from the Johnson Camp Mine, at a rate of $0.02 per pound for all copper sold, but only if the market price is in excess of $1.00 per pound (See “Description of Property — Royalty Obligations”).
In 2001, we defaulted on our note and entered into negotiations with Arimetco that ultimately culminated in an amended loan, and a settlement and release of claims agreement between our company and Arimetco, in June 2002. Pursuant to the terms of the amended loan, we were required to make a $100,000 partial payment to Arimetco, and Arimetco agreed to forbear from commencing collection action against our company until June 2004. The amended loan remained secured by a lien on the Johnson Camp property.
Bridge Financing by Regiment Capital III, L.P.
In October 2004, we obtained a loan in the amount of $2,750,000 from Regiment Capital III, L.P., of which $828,477 was used to pay off all remaining amounts outstanding under the amended Arimetco loan. We recognized a gain of $425,133 on settlement of the debt with Arimetco. A note issued to Regiment Capital provided for interest only payments at 10% per annum payable monthly, matured on October 19, 2005 and was secured by a first priority security interest in substantially all of our company’s assets. This security interest superseded Arimetco’s lien on the Johnson Camp property, which was discharged upon repayment in full of the amended Arimetco loan. Other than the royalty payable discussed above, we have no further financial obligations to Arimetco.

Bridge Financing by Auramet Trading, LLC
On October 17, 2005, we obtained a loan in the amount of $2,850,000 from Auramet Trading, LLC, of which $1,850,000 was funded by Ronald Hirsch, our Chief Executive Officer and the Chairman of our board of directors, pursuant to an Agreement for Credit Risk Participation dated October 17, 2005, between Auramet Trading and Mr. Hirsch. The agreement gave Mr. Hirsch the right to own a 65% interest in the loan and in all documents, instruments and collateral issued by Auramet Trading, as well as all payments, recoveries or distributions in connection with the loan. From the loan proceeds, $2,763,561 was used to pay off all remaining amounts outstanding under the Regiment Capital III, L.P. loan. A secured promissory note was issued to Auramet Trading that provided for interest only payments at a rate of 9% per annum payable monthly and the note was to mature on the earlier of April 17, 2006 or the closing of an equity offering in which we raised not less than $25,000,000. The note was secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated October 17, 2005, relating to the Johnson Camp property granting Auramet Trading a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, that has since been discharged.
We paid Auramet Trading, as arranger of the bridge financing, a mandate fee of $15,000 and issued them 250,000 warrants for the purchase of an equal number of shares of our common stock. The warrants are exercisable on or before October 17, 2007 at an exercise price equal to the final price at which our shares are sold in an offering, provided that if we do not complete an offering of our common stock on or before April 17, 2006, then the exercise price will be the average closing price of our common stock for the 20 trading days prior to April 17, 2006.
In addition to the 250,000 warrants issued to Auramet Trading discussed above, we also issued additional warrants to Auramet Trading for the purchase of our common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $1,000,000 (on October 17, 2005) by the final price at which a share of our stock is sold in an initial public offering and multiplying the result by 0.15. The warrants are exercisable on or before October 17, 2007, provided that we complete an offering of our common stock on or before April 17, 2006. In the event that we do not complete an offering by April 17, 2006, the warrants expire on April 17, 2006, and we must issue new warrants to Auramet Trading for the purchase of 256,410 shares of our common stock at an exercise price equal to the average closing price of our common stock as listed on the OTC Bulletin Board for the 20 trading days prior to April 17, 2006. The new warrant certificate shall expire on April 17, 2008.
In connection with the Auramet Trading loan, Mr. Hirsch, Stephen Seymour and Auramet Trading entered into a Subordination Agreement dated October 17, 2005 whereby Mr. Hirsch and Mr. Seymour, another of our directors, agreed to subordinate all present and future loans to us in favor of any and all indebtedness that we have with Auramet Trading. In addition, we entered into an Environmental Indemnity Agreement with Auramet Trading dated October 17, 2005.
Bridge Financing by Nedbank Limited
On November 8, 2005, we obtained a loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading participated through the contribution of the $1,000,000 outstanding amount payable by us under the October 17, 2005 loan. From the proceeds of this loan, $1,860,175 was used to repay the portion of the Auramet Trading loan that was contributed by Ronald Hirsch. A secured promissory note was issued to Nedbank that provides for interest only payments at a rate of 9% per annum payable monthly and the note matures on the earlier of May 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000. The note is secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated November 8, 2005, relating to the Johnson Camp property granting Nedbank a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property.
We issued warrants to Nedbank for the purchase of our common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (on November 8, 2005) by the final price at which a share of our stock is sold in an initial public offering and multiplying the result by 0.15. The warrants are exercisable on or before November 8, 2007, provided that we complete an offering of our common stock on or before May 8, 2006. In the event that we do not complete an offering by May 8, 2006, the warrants expire on May 8, 2006, and we must issue new warrants to Nedbank for the purchase of 743,590 shares of our common stock at an exercise price equal to the average closing price of our common stock as listed on the OTC Bulletin Board for the 20 trading days prior to May 8, 2006. The new warrant certificate shall expire on May 8, 2008.
In connection with the Nedbank loan, Mr. Hirsch, Mr. Seymour and Nedbank entered into a Subordination Agreement dated November 8, 2005 whereby Mr. Hirsch and Mr. Seymour have agreed to subordinate all present and future loans to us in favor of any and all indebtedness that we have with Nedbank. In addition, we entered into an Environmental Indemnity Agreement with Nedbank dated November 8, 2005.
If we wish to procure any project financing for the Johnson Camp property, Nedbank has a right of first refusal to obtain such financing if mutual agreement can be obtained on terms acceptable to us.
From the proceeds of the Nedbank loan, we put $400,000 on deposit with Auramet Trading to purchase copper put options. As of December 31, 2005, approximately $275,000 worth of copper put options have been bought and the balance remains on deposit with Auramet Trading.
Surrender of Nord Pacific’s Interest in the Johnson Camp Property
Under a pre-existing agreement with Nord Pacific, we had agreed to pay Nord Pacific 20% of the cash flow from the Johnson Camp Mine after our company had recovered its investment in the Johnson Camp property, as consideration for Nord Pacific’s assisting in identifying and assessing the opportunity and participating in the management of the mine. Nord Pacific and our company subsequently became parties to a settlement agreement dated December 19, 2003, settling certain legal proceedings that had been instituted against Nord Pacific and some of its directors by our company and Ronald Hirsch, then a shareholder of both Nord Pacific and our company, and also settling certain legal proceedings brought by Nord Pacific and the defendant directors against our company and certain individuals. Under the settlement agreement Nord Pacific transferred its 20% carried interest in the Johnson Camp property back to our company, and Nord Pacific no longer has any interest in the Johnson Camp property.
Shareholders’ Derivative Case; Change in Management
Until mid-2000, our company and Nord Pacific had common directors. On April 26, 2000, a shareholders derivative case was filed by Ray Jenner, Stephen Seymour and Ronald Hirsch, as plaintiffs, against our company and certain other defendants, including three persons who were directors of both our company and Nord Pacific, namely, Edgar Cruft, Leonard Lichter and Terence Lang. Two other defendants, James Askew and Frank Waldron, were former directors of our company but not of Nord Pacific; they had resigned as directors of our company in early to mid April 2000. The plaintiffs alleged breach of fiduciary duties, fraud, deceit, and unfair trade practices.
The plaintiffs, our company and the other defendants subsequently negotiated a settlement agreement which was approved by the United States District Court for the District of New Mexico on September 7,

2000. Under the settlement agreement, Edgar Cruft, Terence Lang and Leonard Lichter resigned as directors of both our company and Nord Pacific, and they surrendered all of their respective options to acquire shares in our company and Nord Pacific.
The settlement agreement also provided that Ronald Hirsch be appointed a director of our company, and permitted W. Pierce Carson, who at that time was our company’s chief executive officer and the sole director of the Company who was not named as a defendant in the action, to appoint two additional directors. Mr. Carson subsequently appointed John Champagne and Ricardo Campoy to our company’s board of directors effective November 7, 2000.
Mr. Campoy resigned from his position as a Director of our company effective January 5, 2001, and Mr. Carson resigned from all of his positions with our company effective January 10, 2001. Our company and Nord Pacific ceased to have any common directors upon Mr. Carson’s resignation.
The Board of Directors then appointed Mr. Champagne, who was at that time our company’s Executive Chairman of the Board of Directors, as our new President and Chief Executive Officer. Mr. Champagne continued to serve in those capacities and as a director until his termination from all positions with our company effective October 2003. Stephen Seymour, one of the named plaintiffs in the shareholders’ action, was subsequently appointed to our board of directors in 2003.
Bankruptcy Petition
On February 22, 2001, we filed a petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, 11 U.S.C., section 101, et seq. The petition was filed in the United States Bankruptcy Court for the District of New Mexico, in Albuquerque, New Mexico as case number 11-01-11160MA. We retained possession of our assets, as debtor-in-possession, and continued to operate our business. On April 23, 2001 the United States Bankruptcy Court dismissed the proceeding pursuant to 11 U.S.C., section 1112(b)(1), because the court held there was continuing loss to or diminution of the estate, there was no likelihood of rehabilitation, and it was in the best interests of the creditors and the estate.
Tennessee Mining Division Assets
On October 14, 2004, we acquired a right of first refusal and an option to purchase from Ronald Hirsch and Stephen Seymour, two of our directors, assets comprising ASARCO LLC’s Tennessee Mines Division zinc business, including the Young, Immel and Coy mines, the Young Concentrator and the Middle Tennessee exploration properties. In consideration for the right of first refusal and the option, we assigned to Mr. Hirsch and Mr. Seymour all of our interests and rights to acquire ASARCO’s Tennessee Mines Division zinc business. We made this assignment after we were informed by our then senior lender that we were not permitted to make the acquisition directly at that time. There are no restrictions imposed by our current lender in respect of these zinc assets.
On February 26, 2005, Mr. Hirsch and Mr. Seymour assigned their interests and rights to acquire ASARCO’s Tennessee Mines Division zinc business to TMD Acquisition Corporation, a corporation formed by Mr. Hirsch and Mr. Seymour to facilitate an Asset Purchase Agreement dated March 21, 2005, with ASARCO. TMD Acquisition agreed to assume all of the duties and obligations owed to us by Mr. Hirsch and Mr. Seymour with respect to the right of first refusal and the option. We own no interest in TMD Acquisition.
The option allows us to recoup the opportunity to purchase ASARCO’s Tennessee Mines Division zinc business in the future if the Asset Purchase Agreement is consummated. However, on August 2, 2005, ASARCO purported to terminate the underlying Asset Purchase Agreement between ASARCO and TMD

Acquisition. ASARCO subsequently filed for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2005.
TMD has informed us that it is disputing ASARCO’s position that the Asset Purchase Agreement has terminated under its own terms. Accordingly, we are not certain at this time whether or not the option will be upheld as currently exercisable, or whether this transaction will ultimately be of any direct value to us. However, our board of directors is considering these matters and whether it would be in the best interests of our company to endeavor to acquire these assets.

ITEM 2.	DESCRIPTION OF PROPERTY
A glossary of Technical Terms appears at page 78.
Johnson Camp Property Description and Location
Location and Access
The Johnson Camp property is located in Cochise County, approximately 65 miles (105 kilometers) east of Tucson, Arizona, in all or parts of Sections 22, 23, 24, 25, 26, 27, 35 and 36, Township 15 South, Range 22 West. Access to the Johnson Camp property is via Interstate Highway 10 and by gravel road.

Location Map
Johnson Camp Mine - Southeast Arizona

N
Flagstaff
Kingman
40
40
Prescott
17
Phoenix
10
Safford
8
Yuma
10
Johnson Camp
Copper Project
Tucson
10
19

Description
The Johnson Camp property consists of 64 patented lode mining claims, 30 fee simple claims and 88 unpatented lode mining claims that total 2,723 acres. The patented claims comprise 872 acres, the fee simple lands comprise 511 acres, and the unpatented claims comprise 1,340 acres. All of the claims are contiguous. We keep the unpatented mining claims in good standing by paying fees of $11,500 per year to the United States Federal Government, and we keep the fee simple and patented claims in good standing by paying property taxes of approximately $35,000 per year. The copper processing facilities and the Copper Chief and Burro bulk mining pits that serve as focal points for our mine plan are located on the patented mining claims or the fee simple lands.
The rights of mineral claimants on federal lands are governed by both the Mining Law of 1872 and the mining claim location requirements of Arizona law. Under federal mining law, a mining claim may be patented and conveyed from the United States into fee ownership. An unpatented mining claim is a right of possession in the claimant to develop and mine federal lands and minerals owned by the United States. Mining claims are located in accordance with both state and federal law, which require notice by monumenting and registration with the county recorder; an annual affidavit showing moneys spent on labor or improvements is required to maintain the claim. Congress has placed a moratorium on the processing of mineral patent applications filed after 1994.
Royalty Obligations
Copper metal produced from Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco, Inc. when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1 million.
Contract for Removal of Aggregate and Landscape Rock
We have entered into a contract that provides JC Rock, LLC with the right to remove waste rock from the Johnson Camp property. JC Rock, LLC pays us $1.00 to $2.00 per ton, depending upon the type of rock product removed. The waste rock is ultimately used for aggregate and landscape purposes.
Climate and Vegetation
The average elevation at the Johnson Camp property is approximately 5,000 feet above sea level. The climate of the region is arid, with hot summers and cool winters. The average annual precipitation is approximately 15 inches consisting primarily as rain but small accumulations of snow can occur during the winter months. The mean maximum annual temperature at the site averages 75°F with the hottest months of June through August averaging 94°F and the coldest months of December through March averaging 62°F. The mean minimum temperature during the winter is 38°F and freezing is rare on site. Historically, the Johnson Camp Mine was operated throughout the year with only limited weather interruptions.
Vegetation on the property is typical of the upper Sonoran Desert and intermediate elevations of the Basin and Range country of Arizona. The basins and lower slopes support bunchgrasses, and a variety of other plants, including mesquite, catclaw, greasewood, yucca, Spanish bayonet, prickly pear, and cholla cactus. Higher elevations support live oak and juniper, with dense stands of pinyon pine common on north-facing slopes.

History of the Johnson Camp Mine
The Johnson Camp property has had a long history of development and mining, dating back to the early 1880s. A number of underground mines operated in the 1880-1975 period.
In the mid to late 1960s Cyprus Mines Corporation became interested in the oxide copper being exposed in the open cut and began an extensive diamond drilling program around the silica flux mine. The drilling program encountered thick, extensive copper oxide and sulphide mineralization located in the footwall of the old Republic mine, which became known as the Burro deposit.
In 1974, Cyprus developed a large scale open pit heap leach mine and SX-EW processing complex and mining in the Burro pit commenced in 1975 and continued until 1986 when the operation closed. During this period mining in the Burro pit produced approximately 15 million tons of ore grading approximately 0.6 percent total copper and approximately 12 million tons of waste rock. In total, approximately 107 million pounds of cathode copper were produced by SX-EW methods. After the closure, Cyprus dismantled the SX-EW plant. Cyprus continued to maintain ownership of the Johnson Camp Mine until 1989, when it sold its holdings in the district to Arimetco, Inc.
In mid-1990, Arimetco, Inc. constructed a new SX-EW plant at the Johnson Camp Mine, and rehabilitated the leach systems on the existing Cyprus pads and the collection, raffinate, and plant feed ponds. Mining resumed in the Burro pit in 1991.
Further improvements were made to the facility between 1993 and 1996. Arimetco, Inc. began limited open pit mining from the Copper Chief deposit in 1996. Mining continued from both the Burro and Copper Chief deposits until 1997, when production was terminated. Production between 1991 and 1997 totaled approximately 16 million tons of ore and 12 million tons of waste, primarily from the Burro pit, producing approximately 50 million pounds of cathode copper. In September, 1998 Summo USA Corporation entered into a Sale and Purchase Agreement with Arimetco, Inc. to acquire the Johnson Camp property, subject to successful completion of due diligence work.
As part of the due diligence, The Winters Company was commissioned by Summo to complete a feasibility study for the resumption of mining and SX-EW processing at the Johnson Camp Mine. Although the study indicated that mining was feasible at a copper price of $0.85 per pound, Summo did not pursue mining at the Johnson Camp Mine and assigned its right to the Sale and Purchase Agreement to us in June, 1999. We subsequently completed the purchase of the Johnson Camp property from Arimetco, Inc.
Facilities and Equipment
The existing facilities include a truck shop, core storage building, administrative and engineering office and warehouse, laboratory, plant mechanical shop, a 4,000-gpm solvent extraction plant consisting of four extraction mixer-settlers operated in parallel and two strip mixer-settlers, a tank farm for intermediate storage of electrolyte in front of the tank house, a 20 million pound-per-year capacity electrowinning tank house consisting of 74 electrowinning cells with a full complement of cathodes, four solution storage ponds with a total capacity of approximately eight million gallons, miscellaneous piping to and from the above facilities, and various used vehicles, pumps and other equipment. The existing SX-EW plant will be rehabilitated to meet future production goals (see “Description of Property – Solvent Extraction Electrowinning Plant Expansion”). The rehabilitated SX-EW plant will be of conventional design, and we plan to use as much of the existing equipment and ancillaries as possible.

SX-EW processing uses electrolysis in the production of pure copper from a copper concentrated sulphuric acid solution. This solution is obtained by leaching copper from broken ore, then extracting the copper from the leach solution using an organic solvent, and finally returning the copper contained in this organic solvent into a concentrated solution for the final electrowinning stage.
Power Supply
The Johnson Camp Mine receives electrical power from Sulfur Springs Valley Electric Cooperative (SSVEC) by way of a 69,000-volt line owned by SSVEC. Power is received at a single substation owned by us. SSVEC currently purchases the power from Arizona Electric Power Company (AEPCO), which operates a gas/coal-fired generating plant southwest of Willcox, Arizona.
Geological Setting and Mineralization
The Johnson Camp property is located along the east flank of the Little Dragoon Mountains in southeastern Arizona. The geological units exposed on the Johnson Camp property range from a basal Precambrian-aged pinal schist that is located at the western end of the Johnson Camp property to the Mississippian-aged escabrosa limestone that is located at the eastern end of the Johnson Camp property. All units have been intruded by a Laramide-aged quartz monzonite porphyry. In the region of the Burro and Copper Chief mines, the stratigraphy dips moderately to the northeast and consists of an assemblage of sediments that have been intruded by two diabase dikes.
The first bulk-mineable deposit was identified by Cyprus in the 1960s after the Bolsa Quartzite being mined by an independent miner displayed an impressive amount of oxide copper. Cyprus launched a drilling program to define the oxide copper resources which resulted in identifying the Burro deposit. Cyprus mined the oxide copper resources between 1975 and 1986. In the Burro pit, oxide copper is located primarily on bedding planes as veins and replacements along with quartz and pyrite, and along fractures which parallel the major fault sets.
Arimetco, Inc. resumed mining the Burro deposit in 1990 after purchasing the Johnson Camp property from Cyprus. During the second period of mining at the Burro pit the ore came primarily from the Bolsa Quartzite and Diabase unit. The copper in these rock units is found mostly as exotic accumulations on fractures, presumed to be derived from dissolution of copper in the immediately overlying Lower Abrigo Formation.
Arimetco, Inc. also developed the Copper Chief deposit which is another disseminated, bulk-mineable copper oxide deposit. This deposit is located approximately 1,500 feet along strike to the north of the Burro pit and is hosted primarily by Diabase and Lower Abrigo Formation, however the intervening Bolsa Quartzite is mostly barren, unlike the Burro deposit. Copper occurs in association with limonite, goethite, and wad, and as disseminations in the diabase and along fractures within the diabase and the underlying Pioneer Shale.
Other bulk-mineable targets lie along strike from both the Copper Chief and Burro deposits. The first of these targets is the North target which lies mostly within the Middle Abrigo Formation, extending up-dip from old underground mine workings developed along the manto deposits in the Middle Abrigo Formation. Copper oxides are evident along a sparsely prospected slope below the old workings. The second target is the Keystone-Walnut target which lies along strike to the southeast of the Burro deposit and up-dip from the old underground workings of the Keystone mine.
The style of mineralization and the potassic alteration recently mapped on the northern lower benches of the Burro pit suggest the possible presence beneath the property of a mineralized apophysis or protrusion of the nearby Laramide quartz monzonite stock. In addition to the alteration evidence, a prominent magnetic low anomaly is present between the Burro pit and Copper Chief deposit supporting the possible presence of a porphyry-type deposit at depth.
Drilling
The initial drill hole data base for the Johnson Camp Mine consists of a total of 293 drill holes totaling 90,418 feet. Of these, 142 drill holes are contained in the Burro pit area and 151 drill holes are contained within the Copper Chief pit area. Subsequently, Summo USA Corporation drilled four confirmation holes into the Burro deposit, and eight confirmation holes into the Copper Chief deposit. The original data base includes 12 diamond drill holes totaling 5,793 feet, that were completed by Summo in 1998. The Summo drilling succeeded in intersecting copper mineralization in the same approximate spatial locations and thicknesses as the previous drill holes. In addition, from October 1999 to January 2000 we completed 60 reverse circulation drill holes for a total of 10,455 feet on the Johnson Camp property. We also completed a drilling program in 1999 of 17 reverse circulation drill holes totaling 2,360 feet in order to evaluate the remaining copper in the heap leach piles. There has not been any additional drilling in the Burro and Copper Chief deposits since the 2000 feasibility study.
Sampling, Analysis, Quality Control and Security
We have a lab at the Johnson Camp Mine and have in the past conducted sample preparation and analysis of both in-house and outside samples. We plan to employ an Arizona State registered assayer to analyze ore and determine the value of copper in the samples. The on-site lab utilizes a Perkin Elmer Analyst 100 atomic absorption unit along with wet chemical methods. In addition, the lab is equipped with a sample preparation facility. The lab maintains internal checks and random samples are sent to Act Skyline Labs in Tucson, Arizona for verification.
Feasibility Study
Summo USA Corporation commissioned The Winters Company to complete a feasibility study on the Johnson Camp Mine in 1999. Upon our acquisition of the Johnson Camp property, we engaged The Winters Company to update the feasibility study in 2000. Due to increase in copper prices, we engaged Winters, Dorsey and Company, LLC to prepare an update to the feasibility study prepared by the Winters Company in 2000. We received this updated feasibility study from Winters, Dorsey on October 11, 2005. For the updated feasiblity study, Winters, Dorsey:
•	visited the Johnson Camp property and collected data;

•	determined Lerchs-Grossman pit shell reserves;

•	completed open pit mine scheduling of the Burro and Copper Chief deposits;

•	determined reserve estimates for the Burro and Copper Chief deposits;

•	reviewed crusher installation;

•	reviewed proposed solvent extraction electrowinning (SX-EW) plant expansion;

•	reviewed infrastructure and support facilities;

•	reviewed secured equipment purchased by us for the Johnson Camp Mine;

•	reviewed the heap leach pad, pregnant leach solution, raffinate pond design and capital cost estimates;

•	developed copper recovery estimates;

•	reviewed general and administrative cost estimates; and

•	reviewed environmental issues and permitting requirements.

Ore Reserves
Winters, Dorsey estimated the reserves in accordance with Industry Guide 7 of the Securities and Exchange Commission’s Guide for the Preparation of Registration Statements.
The table below presents the reserve data for the Johnson Camp Mine which, in the opinion of Winters, Dorsey and Company, LLC are reasonable based on the economics used:
Nord Copper Johnson Camp
Summary of Proven and Probable Reserves

		Total Ore
Pitt Phase	Class	Tons (000)	% Cu

Burro Starter Pit	Proven	4,956	0.479
	Probable	1,414	0.531

	Total	6,370	0.490

Burro Pit – After Starter	Proven	11,740	0.403
	Probable	4,253	0.349

	Total	15,993	0.388

Copper Chief North Pit	Proven	3,527	0.336
	Probable	1,032	0.302

	Total	4,559	0.329

Copper Chief South Pit	Proven	7,818	0.362
	Probable	402	0.347

	Total	8,220	0.361

Total Burro & Copper Chief	Proven	28,041	0.396
	Probable	7,101	0.378

	Total	35,142	0.393

In the updated feasibility study, Winters, Dorsey used the open pit phase designs from the 2000 feasibility study for the reserve estimates, and ran Lerchs-Grossman optimization pit shell reserves to verify that the 2000 feasibility study pit designs were economically viable at the currently estimated operating and capital costs. Winters, Dorsey then re-classified the material within the 2000 feasibility study designs into ore and waste based on current cost and production estimates.
In the updated feasibility study, Winters, Dorsey estimates that proven and probable reserves in the Burro pit using a copper price of $0.90/lb are estimated to be 22,363,000 tons grading 0.417 percent total copper. Using a copper price of $0.90/lb, the North Copper Chief pit contains an estimated 4,559,000 tons grading 0.329 percent total copper, while the South Copper Chief pit contains an estimated 8,220,000 tons grading 0.361 percent total copper. Total proven and probable reserves for the combined Burro and Copper Chief pits are 35,142,000 tons grading 0.393 percent total copper.
In addition to the proven and probable reserves, Winters, Dorsey noted numerous additional mineralized prospects and other geologic potential that remain to be exploited and tested. These include large disseminated copper deposits in the lower Amigo Formation and also in the underlying Bolsa Quartzite and Diabase units, Manto (replacement deposits), lead-zinc replacement deposits in limestone, and precious metal occurrences.

Burro Pit Model Verification
In the 2000 feasiblity study, The Winters Company verified the global and local block model copper grades by visual and statistical methods. The Burro portion of the block model was reviewed for potential gross estimation errors by visually examining color-coded copper grades, and no obvious problems were detected. Next, The Winters Company plotted a representative set of block model bench maps and cross sections that also contained composite values from the exploration drill holes. The Winters Company concluded that the total copper grade estimate for the Burro deposit appears reasonable relative to the drill hole composite grades.
Summo USA Corporation drilled four confirmation holes into the Burro deposit subsequent to the completion of the resource model used in the 2000 feasibility study. The Winters Company made an additional performance test of the model by comparing the results obtained by the four Summo confirmation drill holes with the grades of the blocks in the vicinity of the drill hole intercepts. To complete this test, The Winters Company plotted out a number of bench maps and compared the 20-foot composite grades in the Summo confirmation holes with the block grades in the model, as well as the composite grades in surrounding drill holes. The Winters Company concluded that, in general, the Summo confirmation drill hole grades compare reasonably well with the existing block grades. Although individual Summo drill hole composite grades were observed to vary between plus or minus one to 40 percent with local block grades, visually the drill hole composite grades generally compared closely with wider population of adjacent block grades.
As an additional check, The Winters Company calculated the mean grades for the Summo confirmation holes and the original drill hole data by pairing these two data sets according to the closest separation distance between them. The average distance between two data pairs was 82 feet. For the 102 data pairs, The Winters Company calculated mean grades of 0.29 and 0.36 percent total copper for the Summo confirmation data and initial drill hole data, respectively. Although the Summo confirmation grades are 19 percent lower than the grades from the initial drill holes, the data sets are somewhat disparate. All data from the initial drilling was generated from drill cores, while the Summo data is based on reverse circulation drilling. Also, the mean grade comparison was made irrespective of lithology and was based entirely on selecting data pairs based on their proximity to one another.
Copper Chief Model Verification
In the 2000 feasibility study, The Winters Company verified the global and local block model copper grades by visual and statistical methods. The entire block model was initially reviewed for potential gross estimation errors by visually examining color-coded copper grades, and The Winters Company detected no obvious discrepancies. Next, The Winters Company plotted a representative set of bench maps and cross-sections showing color-coded block model grades with drill hole composite grades. The Winters Company concluded that the total copper grade estimate for the Copper Chief deposit appears reasonable relative to the drill hole composite grades.
The Winters Company generated Grade-tonnage curves from the block model and the drill hole data for total copper. These curves were then compared with one another to gauge how closely the model values correspond to the underlying drill hole data throughout a range of copper cutoff grades. The Winters Company restricted the data for these curves to only those blocks and composites within the ore host rocks (Upper Diabase, Upper Pioneer Shale and the Lower Diabase). In general, the block model tonnage is higher than the composites below a total copper cutoff grade of 0.40 percent. At total copper cutoff grades above 0.40 percent, the block model tonnage is less than the composites by an average of approximately 18 percent. The block model copper grades are consistently about four percent lower than the composite grades throughout most of the cutoff grade ranges that were examined. However, The

Winters Company notes that the block model grade curve is biased downward because low-grade blocks that were estimated along the edges of the deposit were included with data from the core of the deposit to develop the curve.
Summo drilled eight confirmation holes into the Copper Chief deposit subsequent to the completion of the resource model used in the 2000 feasiblity study. The Winters Company performed an additional verification test of the model by comparing the eight Copper Chief confirmation holes drilled by Summo with the estimated block grades in the vicinity of the drill hole intercepts. The Winters Company plotted three bench plans with total copper grades estimated using only the Cyprus and Arimetco drill hole data along with the Summo’s confirmation drill hole grades. In the 2000 feasiblity study, The Winters Company concluded that, in general, the Summo drill hole grades correspond reasonably well with the block model total copper grades. The discrepancies observed could be attributed to the proximity of the Summo samples to rock type boundaries, where sharp differences in grade are often seen.
The Winters Company also compared the Summo confirmation drilling with the earlier drilling results from Cyprus Mines Corporation and Arimetco Inc. The Winters Company paired each of the Summo drill hole composites with the closest Cyprus or Arimetco composite. The average distance between pairs in the two data sets was 111 feet. For the 139 data pairs, The Winters Company calculated mean total copper grades of 0.26 percent and 0.29 percent for the Summo confirmation drilling and the earlier Cyprus or Arimetco drilling, respectively. Although the Summo confirmation grade data are 10 percent lower than the previous drilling, as with the Burro deposit, most of the earlier drill hole composites were derived from core drilling while the Summo confirmation data are based on reverse circulation drilling. Also, these comparisons were made without regard to rock type and were based solely on selecting data pairs within close proximity to one another.
Metallurgical Testwork
In the 2000 feasiblity study, The Winters Company and a metallurgical consultant reviewed all of the laboratory test data that was available at the time. The metallurgical consultant recommended that the laboratory column recoveries be adjusted to reflect the 30-foot actual lift height compared to the 10-foot height used in the laboratory columns. This adjustment resulted in leach cycle times as long as 240 days. The metallurgical consultant also recommended that the actual recovery curve be adjusted to reflect the effect of soluble copper inventory entrapped in the leach ore that would not be available until final rinse of the pads. This was accomplished by holding back four percent of the extraction copper that would be recovered in the last two years with heap rinsing. The Winters Company reviewed this work and concurred with the metallurgical recovery estimates.
A summary of the recovery curve projections for the Copper Chief and Burro deposits is shown below. A recovery curve is essentially the amount of the copper projected to be recovered over time, expressed as a percentage of the total copper contained in a particular ore type.”
Recovery Curves

Recovery (Cumulative Percent)
	Rock Type
	Burro Pit	Cu Chief	Shale and
Month	Diabase	Diabase	Bolsa	Abrigo
1	42.0	33.5	34.5	58.0
2	55.0	45.5	47.0	65.0
3	63.0	53.5	55.0	70.5
4	68.0	59.0	61.0	74.0

Recovery (Cumulative Percent)
	Rock Type
	Burro Pit	Cu Chief	Shale and
Month	Diabase	Diabase	Bolsa	Abrigo
5	71.0	61.5	64.5	76.0
6	75.0	65.0	67.5	77.8
7	76.0	66.5	69.0	78.5
8	77.0	68.0	70.0	79.0
9	77.5	69.0	71.5	—
10	78.0	70.0	72.5	—
11	78.5	70.7	73.3	—
12	79.0	71.3	74.0	—
13	79.5	72.0	74.5	—
14	80.0	72.6	75.0	—
15	80.5	73.3	75.5	—
16	81.0	74.0	76.0	—
Mine Design
For the Johnson Camp Mine we used the mine design from the 2000 feasiblity study, and tested it with an estimated production rate of 25 million pounds per year and updated operating and capital cost estimates. In the updated feasiblity study, Winters, Dorsey ran Lerchs-Grossman shells and compared the pit shell volumes to the volumes of the previous pit designs, and found that the 2000 pit design was smaller than the pit indicated by current Lerchs-Grossman pit shells. Therefore, it is a conservative design for the current production rate and cost estimates. Winters, Dorsey concluded that after pit optimization is done and a new pit is designed, the open pit reserves would probably increase.
In the 2000 feasibility study, The Winters Company developed two-phase mine designs for both the Burro pit and the Copper Chief pit. The Burro pit design consists of a preliminary mining phase which deepens the bottom of the existing pit and a final phase that starts at the surface and enlarges and deepens the existing pit to below the starter pit. The Burro starter pit takes advantage of the existing pit bottom and ramps to establish early access to ore with limited stripping requirements. The starter pit establishes the Burro pit final ramp design on the west side of the pit. The Burro final pit will carry temporary internal ramp access in order to have access on the benches where the ramp has already been finalized by the starter pit.
The Copper Chief pit is a new design in an area with limited previous mining activity. The Copper Chief pit was divided into north and south phases, and the north phase will be mined first in order to minimize stripping requirements. The bottom of the north phase will provide part of the access to the lower benches of the deeper southern phase.
Processing
Copper production will originate from both an active leach program of newly mined ore and the residual leaching of the existing old dumps. Crushed leach ore will be placed on top of the old heaps for the first four years. Commencing in year five the remaining leach ore will be placed on the new pad, but rinsing will continue on the older pads until the PLS grade is too low for profitable processing.
Our operating plan includes mining, crushing the ore to minus one-inch, acidulating and drum agglomerating the crushed ore with sulphuric acid, and conveying the acidulated ore through a series of movable conveyors to the new leach pad. That ore will be acid-cured with a 144-gram-per-liter raffinate solution before conventional leaching commences. The order will be stacked in 30-foot lifts on both the old heaps and the new pad. The new ore will be leached with a combination of low-grade leach solution (intermediate leach solution) and raffinate. The highest grade PLS from the new leach pad system will report to the solvent extraction plant. Raffinate from the solvent extraction plant will be applied to the existing old leach dumps for residual copper recovery. Copper will be recovered from the PLS solution utilizing the existing solvent extraction circuit and cathode copper will be produced from the expanded electrowinning circuit using stainless steel blanks. In the past, the electro winning plant has produced copper of 99.999 percent copper quality. In the updated feasiblity study, Winters, Dorsey concluded that the future operation will be at low current densities (22 to 23 amps per square foot) as compared to most operations which should continue to ensure a high cathode quality.
In the updated feasibility study, Winters, Dorsey examined the throughput capacity of the proposed crushing and conveying circuit and found that the equipment is adequate to meet the production goals. We have already purchased the primary crushing station for use at Johnson Camp. Winters, Dorsey has also reviewed the electro winning expansion plans to reach production of 25 million pounds per year and believes the modifications are adequate to reach this target. Winters, Dorsey has evaluated the solution pumping system and has determined that several of the solution pumps are adequate for the system with minor modifications.
The new lined leach pad will be subdivided into several smaller areas so that solution from the dumps can be segregated by copper grade. This will provide the operation with flexibility in managing PLS solution flows and grades. In addition, Winters, Dorsey concludes that our loading plan is well conceived and manageable. The circulation of solutions from the old heaps to the new heaps will also aid in producing or controlling the PLS grade.
Plant Layout
Three existing solution ponds will be relined to meet current environmental standards. A new raffinate pond will be constructed in the plant area. A new leach pad and new combined PLS-intermediate leach solution pond (ILS), plus a stormwater pond, will be constructed in an area northeast of the existing plant facilities. A new crushing system will be installed in an area convenient for mine access by truck.
The new leach pad area is located northeast of the existing plant facility and will be designed so that leach solutions flow by gravity into the new combined PLS-ILS pond located down slope of the new leach pad. However, the PLS solution must be pumped back to the existing solvent extraction plant. A stormwater pond is also provided. A new sulfuric acid storage tank will be installed in the plant area. The tank will have a capacity of 30,000 gallons, equivalent to nine 25 ton truckloads of acid.
Solvent Extraction Electro Winning Plant Expansion
The electro winning plant consists of an old section consisting of 56 cells, each containing 21 cathodes and the new section made up of 16 cells, each containing 36 cathodes. In addition a third set of cells (termed expansion) will be installed that are equal to the new section (16 cells). Cathodes will be stripped from the stainless cathodes using a new automated stripper. Other improvements included in the SX-EW modifications are a new cell house crane, a new boiler and associated heat exchanger, a new set of electrolyte filters, a clay filter press, and an upgrade to the transformer. The rectifier that is installed on the new section needs only a minor modification, and reinsertion of an existing electrical board, to be able to handle the added voltage from the 16-cell expansion. These additions will augment the many modifications made to the original plant such as replacement of wooden decks in the EW section, new mix box footers in the SX, repiping the SX, and repiping in the tank farm.

PLS solution will be pumped to the SX plant at approximately 2,550 gallons per minute. The solution flow will be split and directed to two SX trains, each consisting of two extraction stages designed to operate in series followed by a single strip stage. New pumper-mixers will be installed in each of the five mix boxes that do not have a new mixer. Rich electrolyte from the strip sections will be filtered, heated, and distributed to the EW cells.
Production Schedule
In the updated feasibility study, Winters, Dorsey developed yearly mine schedules by pit, by ore type, and by total copper grade, and the projected recovery curves for each ore type were applied to the appropriate ore type. A monthly ore placement and copper recovery was developed from the yearly data by dividing yearly values by twelve. Winters, Dorsey calculated overall copper production using the monthly tons of ore placed, the ore type, the ore grade, and timed recovery curves. This data was also used to determine leach area available and to calculate required leach solution flow rates and resulting copper concentration of leach solution grades. In the production schedule as set out below, Winters, Dorsey assumed that ore placed one month would not be leached until the subsequent month and that copper cathode would not be produced from the resulting leach solution until the third month.
Our proposed operations at the Johnson Camp Mine will derive their economic value from the production and sale of copper. The projected annual production volumes for the anticipated life of the mine are as follows:
Summary of Projected Production

Year	1	2	3	4	5	6	7	8	9	10	11
Ore placed, tons x 1,000	2,240	4,408	3,149	4,100	4,765	4,317	3,071	4,621	4,470	0	0
Ore grade, percent copper	0.271	0.364	0.544	0.385	0.312	0.397	0.558	0.356	0.382	0	0
Copper with new ore, lbs x 1,000	12,141	32,103	34,261	31,570	29,734	34,277	34,272	32,902	34,151	0	0
Copper extracted new ore, lbs x 1,000	5,413	22,844	24,527	25,963	24,706	25,902	25,854	24,259	25,188	8,391	265
Copper retained in heaps, lbs x 1,000 (1)	517	914	981	1,039	988	1,036	1,034	970	1,008	336	11
Copper recovered in rinsing, lbs x 1,000 (2)	0	0	0	0	0	0	0	0	0	5,300	3,533
Copper from existing heaps, lbs x 1,000 (3)	2,275	2,600	1,600	1,600	1,600	1,600	0	0	0	0	0
Net available for cathode, lbs x 1,000	7,171	24,531	25,146	26,525	25,318	26,466	24,820	23,289	24,180	13,355	3,787
Cathode production, lbs x 1,000	7,171	24,531	25,000	25,000	25,000	25,000	25,000	25,000	25,000	14,099	3,787
Cathode inventory build-up, lbs x 1000	250	0	0	0	0	0	0	0	0	0	-250
Cathode for sale, lbs x 1,000	6,921	24,531	25,000	25,000	25,000	25,000	25,000	25,000	25,000	14,099	4,037
Change in copper solution inventory, lbs x 1,000	0	0	146	1,525	318	1,466	-180	-1,711	-820	-744	0
Cumulative Cu inventory, lbs x 1,000	0	0	146	1,671	1,988	3,455	3,275	1,563	744	0	0
Leach flow, gpm	4,500	6,700	4,786	6,232	7,243	6,562	4,668	7,024	6,794	6,794	6,794
PLS flow, gpm	2,550	2,550	2,550	2,550	2,550	2,550	2,550	2,550	2,550	1,700	1,500
PLS copper, g/l delta	1.38	2.28	2.34	2.47	2.35	2.46	2.31	2.17	2.25	1.23	0.58
Notes

(1)	Four percent of copper is retained till rinsing at end of leach, except for year 1 which includes 300,000 lbs of pond and plant copper inventory gain Cathode inventory build-up is estimated in the cash flow.

(2)	60 percent of copper is recovered in 12 months and rest in second year of washing.
Project Feasibility
In the updated feasibility study, Winters, Dorsey completed due diligence technical examinations of the Johnson Camp Mine, and determined the feasibility of resuming open pit mining, heap leaching, and SX-EW to produce saleable copper cathodes at the Johnson Camp Mine. Winters, Dorsey did not redesign the open pit phases used in the 2000 feasibility study, but instead investigated the economic viability of the 2000 designs at current costs, a higher copper production rate and a copper price of $0.90 per pound.
The table below includes a summary of production, operating costs, and capital costs estimated for the life of the Johnson Camp Mine. The mine production includes the combined annual mine production schedule for the Burro, Copper Chief North, and Copper Chief South open pits. The operating costs represent the costs for contractor mining of both the ore and waste, crushing and conveying, leaching, solvent, extraction and electrowinning, and plant auxiliary costs. The total operating costs shown in the table below are the sum of all administrative, operating and property and severance tax costs. Finally, the table includes the capital cost estimate for the life of the operations at the Johnson Camp Mine. The first year’s capital cost is estimated to be $20.495 million including approximately $17.946 million for initial plant cost.
Production, Operating and Capital Costs
for the Johnson Camp Mine

		Production	Operating Costs,
		Ore mined	Excluding Delivery	Capital costs
		tons (000)	$ (000)	$ (000)
Year 1	2006	2,240	8,060	20,495
Year 2	2007	4,408	18,052	53
Year 3	2008	3,149	14,445	58
Year 4	2009	4,100	19,776	8,603
Year 5	2010	4,765	18,979	68
Year 6	2011	4,317	15,634	2,168
Year 7	2012	3,071	12,571	78
Year 8	2013	4,621	18,875	78
Year 9	2014	4,471	17,046	438
Year 10	2015	—	4,497	53
Year 11	2016	—	2,406	43
Year 12	2017	—	25	1,483
Year 13	2018	—	25	1,483

	Total	35,142	150,391	35,101

Projected Copper Production from Existing Leach Pads
We conducted a drilling program to evaluate actual copper content of the existing heaps. The drilling program was conducted to provide an estimate of the copper values in the heaps. Based on estimated heap tonnages, there are approximately 75 million pounds of acid soluble copper remaining in the heaps. The following chart contains the actual copper cathode production for Johnson Camp Mine since we have owned the Johnson Camp property:

Year	Production

2000	1,632,245 lbs
2001	1,133,914 lbs
2002	495,494 lbs
2003	556,388 lbs

Total	3,818,041 lbs

The above production was achieved by our company with a significant portion of the heap area not under leach and little or no sulfuric acid makeup to the available leach solution.
Using the time that each dump had been under leach, the estimated feed grade, the estimated recovery to date, and the limit of 80 percent maximum total copper recovery, a shrinking core leaching model was used by The Winters Company to predict ongoing copper production as leaching of the existing, old dumps continues. The results of this modeling effort project that the residual copper production from the old heaps is as follows:

Year	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6

Lbs Cu (1,000)	2,275	2,600	1,600	1,600	1,600	1,600
Winters, Dorsey reviewed The Winters Company’s analysis and concurred that the shrinking core model projection was a reasonable estimate of future production from the existing dumps at the Johnson Camp Mine.
Plan to Resume Mining Operations
Our plan of operations is to pursue the financing that will be necessary to enable us to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. If we are successful in raising this financing, we plan to complete the mine development plan outlined in the October 2005 feasibility study prepared by Winters, Dorsey.
In order to resume full mining operations, we will have to complete the mine development plan outlined in the updated feasibility study, as discussed above. The initial capital costs to be incurred within the first two years of start-up are expected to exceed $22 million (including working capital), and relate primarily to the rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment. The capital costs to be incurred in the following two years are expected to be approximately an additional $9 million (including working capital) and will be attributable to the construction of new leach pads, new ponds and pipe, and the infrastructure for conveyor relocation.
Our mine operating plan calls for an active leach program of newly mined ore and the residual leaching of the existing old dumps. We plan to use a mining contractor to mine both the Burro and Copper Chief deposits, and our own employees for remediation activities.
We presently do not have sufficient cash or working capital necessary to implement the mine development plan and commence mining operations. Our ability to commence mining operations will be subject to our obtaining sufficient financing to enable us to fund the necessary initial capital costs and start-up operation expenses and working capital. In addition, final permits must be in place before mining operations are commenced. Once financing and permits are in place, we anticipate it will take approximately three months to complete sufficient rehabilitation of the Johnson Camp Mine to allow the production of copper from the existing heaps, and approximately nine months to begin producing copper from new ore placed on the heaps.
United States Mining and Environmental Laws
Arizona State Mining Laws
Mining in the State of Arizona is subject to federal, state and local law. Three types of laws are of particular importance to the Johnson Camp property: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment. All of the Johnson Camp mining operations are located on private land including both patented mining claims and fee simple lands.
Our exploration activities in the United States are subject to regulation by governmental agencies under various mining and environmental laws. The nature and scope of regulation depends on a variety of factors, including the type of activities being conducted, the ownership status of land on which the operations are located, the nature of the resources affected, the states in which the operations are located, the delegation of federal air and water-pollution control and other programs to state agencies, and the structure and organization of state and local permitting agencies. We believe that we are in substantial compliance with all such applicable laws and regulations. While these laws and regulations govern how we conduct many aspects of our business, we do not believe that they will have a material adverse effect on our operations or financial condition. We evaluate our projects in light of the cost and impact of regulations on the proposed activity, and evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our operations.
Generally, compliance with environmental and related miner health and safety laws and regulations, including the federal Mine Safety and Health Act, requires us to obtain permits issued by regulatory agencies and to file various reports, keep records of our operations and respond to governmental inspections. Some permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered.
U.S. Federal and State Environmental Law
Our past and future activities in the United States may cause us to be subject to liability under various federal and state laws for the protection of the environment.
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. Arizona’s analogue to CERCLA, the Water Quality Assurance Revolving Fund (WQARF), imposes liability for releases of hazardous substances on parties similar to the CERCLA scheme. We are unaware of any reason why our undeveloped properties would currently give rise to any potential CERCLA or WQARF liability. We cannot predict the likelihood of future CERCLA or WQARF liability with respect to our properties or surrounding areas that have been affected by historic mining operations.
Under the Resource Conservation and Recovery Act (RCRA) and related state laws, including the Arizona Hazardous Waste Management Act (HWMA), mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-

related activities. Administration of the federal RCRA programs was delegated to Arizona and is handled through the HWMA. RCRA and HWMA costs may also include corrective action or clean up costs.
Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws. The substantive requirements of the Clean Air Act, including permitting and enforcement of standards are administered by Arizona and its counties depending upon the size and nature of sources of air emissions. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions.
Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into “Waters of the United States” are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill materials into “Waters of the United States,” including wetlands. Discharges of pollutants to the groundwater is regulated by the state Aquifer Protection Permit Program, which sets standards for water quality discharges and requires permits for discharges. Stormwater discharges also are regulated and permitted under that statute. All of those programs may impose permitting and other requirements on our operations. The delegation to Arizona of administration of the federal NPDES permitting program was recently voided by the Ninth Circuit Court of Appeals, and there is some uncertainty as to how future permitting will be handled. The federal Pollution Prevention Act of 1990, which implements the Community-Right-To-Know portions of CERCLA, may require us to file annual toxic chemical release forms.
The National Environmental Policy Act (NEPA) requires an assessment of the environmental impacts of “major” federal actions. The “federal action” requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards. It merely requires the analysis of any potential impact. The scope of the assessment process depends on the size of the project. An Environmental Assessment (EA) may be adequate for smaller projects which are found to have no significant impacts. An Environmental Impact Statement (EIS), which is much more detailed and broader in scope than an EA, is required for larger projects with significant impacts. NEPA compliance requirements for any of our proposed projects, such as federal approval of a mine plan involving more than five (5) acres per year on unpatented mining claims, could result in additional costs or delays. There is no Arizona law or state procedure comparable to the federal NEPA and the EA/EIS process. Although all current mining operations on the Johnson Camp property are situated on private land, future exploration on the Johnson Camp property and our other properties may involve unpatented mining claims.
The Endangered Species Act (ESA) is administered by the U.S. Department of Interior’s U.S. Fish and Wildlife Service. The purpose of the ESA is to conserve and recover listed endangered and threatened species of flora and fauna and their habitat. Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. “Threatened” means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. Arizona has similar laws protecting wildlife and native plants. We conduct wildlife and plant inventories as required as part of the environmental assessment process prior to initiating exploration projects. We currently are unaware of any endangered species issues at any of our projects that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

We are committed to fulfilling our requirements under applicable environmental laws and regulations. These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.
U.S. Federal and State Reclamation Requirements
We are subject to mine plan and land reclamation requirements under the Federal Land Policy and Management Act and the Arizona Mined Land Reclamation provisions, which are implemented through permits and operations and reclamation plans that apply to exploration and mining activities. These requirements mandate reclamation of disturbed areas and require the posting of bonds or other financial assurance sufficient to guarantee the cost of reclamation. If reclamation obligations are not met, the designated agency could draw on these bonds and letters of credit to fund expenditures for reclamation requirements.
Reclamation requirements generally include stabilizing, contouring, and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics. We believe that we currently are in substantial compliance with and are committed to maintaining all of our financial assurance and reclamation obligations pursuant to our permits and applicable laws.
Our Reclamation and Closure Plan
The previous owner of the Johnson Camp property, Arimetco Inc., had no reclamation or closure plans, nor is there a bond outstanding to perform reclamation and closure activities. Our reclamation plan will reclaim all mining disturbances occurring after 1987 to a level that will support the designated post-mining land use. Open pit mines are excluded from reclamation requirements, however, waste dumps, tailing piles, leach facilities, process water ponds, site buildings and roadways will require closure and reclamation. Our closure plan will present measures to be taken to prevent discharges of pollutants from the facility after operations cease, the methods that we will use to secure the facility, and any other measures needed to protect groundwater resources, including post-closure monitoring and maintenance as needed. We discuss our reclamation and mine closure plan in more detail under “Status of Permits” below.
Environmental and Permitting Issues
The Johnson Camp property has undergone mining activities for a period of over 125 years. Consequently a number of impacted areas exist on the site. When we acquired the Johnson Camp property, it included a number of conditions which constituted state environmental violations which we assumed from Arimetco, Inc. Accordingly, in connection with the acquisition, we entered into a Consent Order in January 2001 with the Arizona Department of Environmental Quality (ADEQ). We agreed to upgrade and improve certain of the facilities and complete certain remediation activities at the Johnson Camp property by September 2000. On September 7, 2002, the ADEQ issued a Compliance Order to us indicating that our operation of the Johnson Camp Mine was in violation of certain aquifer protection laws, as well as the terms of our Consent Order and ordering us to bring the Johnson Camp Mine into compliance with the aquifer protection laws. We are allowed to produce copper from the Johnson Camp Mine while the Compliance Order is in effect (See “Legal Proceedings”).
In the updated feasibility study, Winters, Dorsey and Company, LLC concluded that there are no environmental or permitting issues that would pose a barrier to the current development schedule. The

Aquifer Protection Permit is in the last stages for approval/negotiation, as are some of the issues on closure and reclamation. Several of the closure issues are tied to the final Aquifer Protection Permit.
In addition to the rinsing costs in the last two years of the life of the Johnson Camp Mine, Winters, Dorsey has provided for $1,000,000 for closure and reclamation, which is net of any value received from selling the property assets. Based on current understandings of what will be required by the regulatory agencies, Winters, Dorsey has concluded this value for closure is reasonable. In addition, we anticipate on-going sales from the aggregate resource could offset future closure costs.
Status of Permits
The development, operation, closure and reclamation of mining projects in the United States require numerous notifications, permits, authorizations and public agency decisions. This section does not attempt to exhaustively identify all of the permits and authorizations that need to be obtained, but instead focuses on those that are considered to be the main efforts that are on the critical path for project start-up.
These are summarized in the table below:

Permit	Status
Compliance Order	Currently allows copper production from site. This will be superseded by the Aquifer Protection Permit when issued.

Air Quality Permit	Will require a new permit. Estimated time to receive permit is 3-6 months from time application is submitted.

Hazardous Material Transport and Storage	None Required. Material Safety Data Sheets will be maintained on property.

Explosives Storage and Use	Mining Contractor will be responsible for use and storage of explosives.

Weights and Measures	Site is licensed by the Arizona Department of Weights and Measures for the weighing of cathode copper for shipment and sale.

Aquifer Protection Permit (APP)	Pursuant to the compliance order, we filed an APP application in July 2003 which was accepted by the Arizona Department of Environmental Quality (ADEQ). ADEQ responded to the application stating certain deficiencies needed to be corrected to allow for APP issuance. We met with ADEQ on March 2, 2005 to discuss deficiency items, and have since received input from a consulting hydrologist to address certain concerns. We are currently in action in addressing remaining APP application deficiencies, and plan to revise our APP application submittal within the near future.

Storm Water National Pollutant Discharge Elimination System	Permit number AZR00B095 issued on April 4, 1996 which authorizes to discharge storm water. A Storm Water Pollution Prevention Plan will be further developed.

Water Supply	4 existing wells are permitted: Moore Mine (#36-66376), Republic Mine (#36-66377), Black Prince Mine (#36-66378) and Section 19 Well (#36-66379).

Permit	Status
Reclamation and Mine Closure Plan	Our proposed reclamation plan was preliminarily reviewed with the Arizona State Mine Inspector Office in November, 2003, and the Arizona State Mine Inspector Office gave us a 90-day extension to submit a reclamation plan. Pursuant to Arizona regulations, we have been requesting, and have been granted, an extension of the required submittal date for the reclamation plan every 90 days. We will not submit the reclamation plan until we have the APP permit finalized, and the reclamation plan will become part of the final APP. The reclamation plan is not required to reactivate operations at the Johnson Camp Mine as we are currently operating under the compliance order.
Other Properties
In addition to the Johnson Camp property, we have options to acquire interests in three exploration stage projects, described in more detail below: Coyote Springs and the Texas Arizona Mines project, both located in Arizona; and Mimbres, located in New Mexico. We are planning to conduct preliminary exploration activities at the Coyote Springs and Mimbres properties to help us determine whether we should exercise the options, subject to the availability of sufficient financing for the exploration work. We do not believe that any of these properties are material to our overall operations at this time.
Coyote Springs
In January 2004, our company acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona described as “Coyote Springs”, consisting of two State of Arizona exploration leases and 52 unpatented mining claims. The Coyote Springs property is a porphyry copper-gold exploration target with exposed, surface copper oxides and considerable potential for deeper copper sulfides. Coyote Springs is situated adjacent to the Phelps Dodge Corporation Dos Pobres copper development project near Safford.
During 2004, we issued 199,998 shares of common stock, valued at $80,000, paid $22,500 in cash, and granted options to purchase an additional 99,999 shares of our common stock in conjunction with the Coyote Springs option. The stock options are immediately exercisable, expire in 36 months and were valued at $39,453 under the fair value provisions of SFAS No. 123. As of December 31, 2004, the total consideration paid under the Coyote Springs option was $141,953.
The Coyote Springs option provides that we may acquire the Coyote Springs project in exchange for (i) the issuance of additional shares of our company’s common stock (we issued 86,538 shares of common stock in January 2005 valued at $22,500); (ii) at the election of the Coyote Springs owners, the issuance of either 149,994 shares of common stock or $165,000 cash in the aggregate, to be paid in three annual installments of $50,010, $54,990 and $60,000 beginning in January 2006; (iii) the issuance of options in January 2006 and 2008 to purchase 99,999 shares of common stock; and (iv) in January 2009, at the election of the Coyote Springs owners, payment of $1,600,005 cash or the equivalent value in shares of common stock.
The Coyote Springs option also provides for the payment of production royalties to Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLP based on certain levels of copper sales, the payment of a 4% sales commission in the event our company sells Coyote Springs, and meeting certain exploration and development expenditures relative to Coyote Springs totaling $1,250,000 during the term of the agreement.
The 99,999 stock options relative to the Coyote Springs option have an exercise price of 15% below the value of our company’s common stock on the date of grant, are immediately exercisable and expire in 36 months. The Coyote Springs option expires in January 2009 and may be terminated by us with 90 days’ written notice.
Texas Arizona Mines Project
In July 2004, we entered into an option agreement with Shirley Bailey to acquire a 100% interest in four unpatented mining claims for a polymetallic exploration target in Cochise County, Arizona, known as the Texas Arizona Mine. We paid $980 to acquire the option and, if we elect to exercise the option, must pay an additional $10,000 within four years. The claims are located in the Johnson Mining District approximately three miles from the Johnson Camp Mine.
Mimbres
In June 2004, our company acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to purchase the leasehold rights and mining claims for a porphyry copper exploration target known as the Mimbres property, located near Silver City, New Mexico. The Mimbres property consists of 4.6 square miles of New Mexico State mineral leases and 45 unpatented mining claims. Mimbres is located seven miles southeast of the Phelps Dodge Corporation Chino mines open pit, mill and smelter complex.
The Mimbres option provides for our company to issue 300,000 shares of our common stock, options to purchase 150,000 shares of common stock and $6,000 cash on the “option effective date” of the agreement, which is defined as the later of the date that we acquire the State of New Mexico mineral exploration leases and the date we sign a lease agreement for certain private land known as the Miller Ranch. As of December 31, 2005, we had not issued any common stock or stock options as the option effective date had not been established. The Miller Ranch refers to certain adjacent properties that could provide a land buffer to the core mineral claims. We are under no obligation to issue any shares or stock options until such time as the option effective date has been established.
Following the option effective date, the Mimbres option also provides for (i) the issuance of 105,000 shares of common stock annually for four years; (ii) the issuance of options to purchase 120,000, 90,000 and 60,000 shares of common stock at the end of year one, two and three, respectively; and (iii) at the election of the Mimbres owners, payment of $2,400,000 cash or the equivalent value in shares of common stock on the five-year anniversary of the option effective date. We are also obligated for the payment of production royalties based on certain levels of copper sales, the payment of a 4% sales commission in the event our company sells Mimbres and meeting certain exploration and development expenditures relative to Mimbres totaling $1,400,000 during the term of the agreement.
The stock options relative to the Mimbres option are to be issued at an exercise price that is 15% below the value of our company’s common stock on the date of grant, are immediately exercisable and expire in 36 months. The Mimbres option expires in June 2009 and may be terminated by our company upon giving 90 days written notice.

Risk Factors
Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.
We have a history of losses, and expect to incur losses in the future as we currently have no commercial production at the Johnson Camp Mine.
We have a history of losses and expect to incur losses in the future. We had no revenues and losses of $864,357 in 2004. As at December 31, 2004, we had a working capital deficiency of $3,767,262 (including $2,890,764 representing the current portion of our long-term debt).The Johnson Camp Mine produced copper during the 1975-2003 period, but we currently have no commercial production at the Johnson Camp Mine. Accordingly, we expect to continue to incur losses until such time as the Johnson Camp Mine enters into commercial production and generates sufficient revenues to fund our continuing operations. We cannot guarantee that we will successfully bring the Johnson Camp Mine or any of our other properties into commercial production or, if we do, that we will be able to generate sufficient revenues to fund our operations or achieve or sustain profitability.
Exploration, development and mining involve a high degree of risk.
Our operations will be subject to all the hazards and risks normally encountered in the exploration, development and production of copper and other base or precious metals, including unusual and unexpected geologic formations, seismic activity, pit-wall failures, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and legal liability.
The parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations. Various unforeseen conditions can occur that may materially affect the estimates. In particular, unless proper care is taken to ensure that proper ore grade control is employed and that other necessary steps are taken, we may not be able to execute the leaching operation as planned.
Our future profitability will depend on the successful reactivation and operation of the Johnson Camp Mine, which cannot be assured.
We are focused on the reactivation of the Johnson Camp Mine. Accordingly we are dependent upon the success of the Johnson Camp Mine as a source of future revenue and profits, if any. We cannot provide any assurance that we will successfully commence mining operations on the Johnson Camp property.

Even if we are successful in achieving production, an interruption in operations of the Johnson Camp Mine may have a material adverse impact on our business.
The reactivation of the Johnson Camp Mine and the development of new mining operations on the Johnson Camp property will require the commitment of substantial resources for operating expenses and capital expenditures, which may increase in subsequent years as consultants, personnel and equipment associated with advancing exploration, development and commercial production are added. The amounts and timing of expenditures will depend in part on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control.
If we obtain sufficient financing to execute our plan to reactivate the Johnson Camp Mine, we plan to process the copper mineralization using SX-EW technology. These techniques may not be as efficient or economical as we project, and we may never achieve profitability.
Estimates of mineralized material and reserves are inherently subject to error, and will differ from actual results due to unforeseen events and uncontrollable factors that can have significant adverse impacts.
The Johnson Camp Mine has no recent operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques and the updated feasibility study completed by Winters, Dorsey, and Company LLC. Winters, Dorsey derived estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. As a result, actual cash operating costs and economic returns based upon development of proven and probable ore reserves may differ significantly from those originally estimated. Moreover, significant decreases in actual or expected copper prices may mean reserves, once found, will be uneconomical to produce.
A material reduction in the estimates of our reserves, or in our ability to extract any such reserves, could require material write downs in investment in the Johnson Camp Mine, and increase amortization, reclamation and closure costs.
We will require additional permits and renewals of permits to reactivate the Johnson Camp Mine, the availability of which cannot be assured.
Although we have secured a number of permits for the restart and operation of the Johnson Camp Mine, we still need to obtain certain permits. Some permits have expired and have been re-applied for, certain permits will be required to be renewed from time to time during the life of the project, and certain permits may be suspended or require additional applications in the event of a significant or substantial change to the Johnson Camp Mine operations or prolonged inactivity. To the extent other approvals are required and not obtained, we may be curtailed or prohibited from commencing or continuing mining operations or from proceeding with planned exploration or development of mineral properties.
We have obtained financing and granted a security interest in our assets.
We are currently indebted to Nedbank Limited in the amount of $3,900,000. We have issued a secured promissory note to Nedbank Limited that matures on the earlier of May 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000. We currently do not have the means to repay the note. We have granted a security interest in all of our assets to Nedbank Limited, in connection with bridge loan financing from Nedbank Limited in the total principal amount of $3,900,000. Nedbank Limited would be entitled to realize upon the security interest if we are unable to repay or refinance the loan as it becomes due and seize our assets. There is no assurance that we will be able to raise sufficient financing to repay this loan as it becomes due, or upon our ability to refinance the loan on acceptable terms, if at all.
We require substantial financing to complete the development of the Johnson Camp Mine.
We estimate that the initial capital costs for the reactivation of the Johnson Camp Mine will be approximately $22 million (including working capital), expected to be incurred within the first two years of project start up. We estimate we will incur a further $9 million in the following two years. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. The estimated capital costs of the Johnson Camp Mine, as well as our estimated operating costs, are based on the updated feasibility study completed by Winters, Dorsey and Company, LLC, and those estimates may change with our actual experience as our mine plan is implemented. We may therefore require substantial additional financing to carry out our mine plan, and we may be forced to effect a reverse split (consolidation) of our issued and outstanding shares of common stock in connection with our pursuit of financing alternatives. We cannot guarantee that we will be able to obtain such additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may be forced to maintain the Johnson Camp Mine on care and maintenance status indefinitely.
We may be adversely affected by fluctuations in copper prices.
The value and price of our common shares, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of copper and other metals. Copper prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of copper producing countries throughout the world. The aggregate effect of these factors on copper price is impossible to predict. Because mining operations are conducted over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing a property permanently.
In addition to adversely affecting our financial condition and our reserve estimates, declining metal prices can impact operations by requiring a reassessment of the commercial feasibility of a particular project. Such a reassessment may be the result of a management decision related to a particular project. Even if the project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause substantial delays in development or may interrupt operations, if any, until the reassessment can be completed.
Title to the Johnson Camp property may be subject to other claims.
Although we believe we have exercised commercially reasonable due diligence with respect to determining title to properties we own or control, we cannot guarantee that title to these properties will not be challenged or impugned. The Johnson Camp property may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of the Johnson Camp property which, if successful, could impair development and/or operations.

The Johnson Camp property consists of 64 patented lode mining claims, 30 fee simple parcels and 88 unpatented lode mining claims that total 2,723 acres. The copper processing facilities and the Copper Chief and Burro bulk mining pits that serve as focal points for our mine plan are located on the patented mining claims or fee simple parcels. However, we may in the future mine areas that are on unpatented mining claims. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the United States General Mining Law, including the requirement of a proper physical discovery of a valuable lode mineral within the boundaries of each claim and proper compliance with physical staking requirements. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of United States federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.
Government regulation impacting the mining industry, such as those respecting mining, taxes, labor standards, occupational health and land, may adversely affect our business and planned operations.
Our mining, processing, development and mineral exploration activities, if any, are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be applied in such a manner as to limit or curtail our exploration, production or development. Amendments to current laws and regulations governing operations and activities of exploration, development mining and milling or more stringent implementation of these laws could have a material adverse impact on our business and financial condition and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production assuming we achieve production or require abandonment or delays in development of new mining properties.
Our operations are subject to environmental risks and environmental regulation. Our failure to manage such risks or comply with such regulation will potentially expose us to significant liability for which we may not be insured.
All phases of our operations, if any, will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which we anticipate will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation may adversely affect our operations, if any. Environmental hazards may exist on the Johnson Camp property or on properties which we hold or may acquire in the future that are unknown to us at present and that have been caused by previous or existing owners or operators of the properties.
Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.
Production, if any, at the Johnson Camp Mine will involve the use of hazardous materials. Should these materials leak or otherwise be discharged from their containment systems, we may become subject to liability for hazards that we may not be insured against or for clean up work that may not be insured.
The actual costs of reclamation are uncertain.
The costs of reclamation included in the updated feasiblity study are estimates only and may not represent the actual amounts which will be required to complete all reclamation activity. It is not possible to determine the exact amount that will be required, and the amount that we will be required to spend could be materially different than current estimates. Reclamation bonds or other forms of financial assurance represent only a portion of the total amount of money that will be spent on reclamation over the life of the Johnson Camp Mine operation. Although Winters, Dorsey has included estimated reclamation amounts in the updated feasiblity study, it may be necessary to revise the planned expenditures, and the operating plan for the mine, in order to fund required reclamation activities. Any additional amounts required to be spent on reclamation may have a material adverse affect on our financial condition and results of operations.
We do not insure against all risks.
Our insurance will not cover all the potential risks associated with a mining company’s operations. We may also be unable to obtain or maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against risks such as environmental pollution or other hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and results of operations.
We compete with larger, better capitalized competitors in the mining industry.
The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, base and precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.
We are dependent on our key personnel, and the loss of any such personnel could adversely affect our company.
Our success depends on our key executives, Ronald Hirsch, Erland Anderson, John Perry, and key operating personnel at the Johnson Camp Mine, Eric Ivey and Matthew Williams. The loss of the services of one or more of such key personnel could have a material adverse effect on our business. Our ability to manage exploration and development activities, and hence our success, will depend in large part on the efforts of these individuals. We face intense competition for qualified personnel, and we cannot be certain that we will be able to attract and retain such personnel in the future.

If we succeed in reactivating the Johnson Camp Mine, we will have to significantly expand our workforce. We may not be successful in recruiting the necessary personnel, or in managing the new challenges that we will face with any significant growth.
If we obtain sufficient financing to execute on our plan to reactivate the Johnson Camp Mine, we plan to expand our workforce at the Johnson Camp Mine to approximately 60 employees, and hire various contractors. This growth will place substantial demands on our company and our management. Our ability to assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate and manage employees. We will also have to adopt and implement new systems in all aspects of our operations. We have no assurance that we will be able to recruit the personnel required to execute our programs or to manage these changes successfully.
Our directors and officers may have conflicts of interest.
Some of our directors and officers have served as officers and directors for other companies engaged in natural resource exploration and development and may also serve as directors and/or officers of other companies involved in natural resource exploration and development in the future. We do not believe that any of our directors and officers currently have any conflicts of interest of this nature. However, two of our directors, Ronald Hirsch and Stephen Seymour, hold subordinated security interests in our company’s assets, as security for loans that they have made to our company. This may potentially give rise to conflicts of interest, particularly if it becomes necessary for them to take steps to preserve or realize upon their security interests.
New legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.
We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies. Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes together with the risks associated with our business may deter qualified individuals from accepting these roles.
We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.
We have identified certain material weaknesses in our internal controls over financial reporting, that we are in the process of addressing. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.
Failure to comply with the new rules may also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, on committees of our board of directors, or as executive officers.
We are not up-to-date in our SEC Filings.
We are required to file reports under the Securities Exchange Act of 1934. These reports include Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and proxy statements. Due to financial difficulties, we have not completed the required filings under the 1934 Act with the SEC, we are delinquent in our filing obligations, and are in violation of the 1934 Act. Accordingly, you cannot rely on our filings under the 1934 Act for accurate and current information regarding our financial condition. Further, while we intend to bring our company into compliance under the 1934 Act, there is no assurance that we will not be sanctioned by the SEC for such violations. We may also be subject to shareholder or other regulatory action due to our lack of compliance with reporting requirements under the 1934 Act.
We have a limited market for our securities.
Although certain market makers facilitate trades of our company’s common stock on the Pink Sheets LLC, there is currently a limited market for shares of our company’s common stock and we cannot be certain that an active market will develop. The lack of an active public market could have a material adverse effect on the price and liquidity of our common stock.
Broker-dealers may be discouraged from effecting transactions in our common shares because they are considered a penny stock and are subject to the penny stock rules.
Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.
ITEM 3. LEGAL PROCEEDINGS
Other than as set forth below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.
On December 10, 2003, Great West Life initiated a court action against us in the Superior Court of the State of Arizona, County of Maricopa on allegations of unpaid health insurance premiums. Great West Life is claiming losses in excess of $80,000. To date, our attorneys have proposed private mediation and are still in the process of resolving certain discovery disputes. We are contesting the case vigorously. Our defense is that Great West Life failed to administer claims correctly and we had to pay health insurance claims directly to the providers. Our attorney’s evaluation of the likelihood of an unfavorable outcome cannot be made at this time.
On September 7, 2002, ADEQ issued a Compliance Order requiring our company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, we entered into a stipulated judgment with ADEQ which assessed civil penalties against us in the amount of $4,325,000. The stipulated judgment can only be entered should a default notice issued pursuant to the Compliance Order not be cured within 60 days after notice is received. In addition, the Compliance Order created an escrow account, into which we deposited $1,500,000 to bring the Johnson Camp Mine into compliance with the Compliance Order. All of the funds deposited into the escrow account were used by us, with approval from ADEQ, during the fiscal years ended December 31, 2002 and 2003 to bring the Johnson Camp Mine into compliance with the Compliance Order. The Compliance Order further provides that any future violations of Arizona’s aquifer protection laws would subject us to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment. We have not received a default notice under the Compliance Order, and the stipulated judgment has not been entered against us.
In August 2003, the Superior Court of the State of Arizona issued a judgment against us in favor of Sulphur Springs Valley Electric, Inc. in the amount of $161,316 for non-payment of our electricity bill. Sulphur Springs entered into a covenant not to execute on this judgment with us on January 23, 2004 as long as we abide by a specified payment schedule. To date we have met our obligations under this covenant not to execute, and we are still obligated to pay $3,000 on the first day of every month, with the remaining amount due on the judgment to be paid on February 28, 2006. We estimate the amount due on February 28, 2006 to be $144,112.
On December 3, 2005, we initiated legal proceedings against Titanium Resources Group claiming, among other things, that they purposefully concealed the pending public offering from us during the negotiation of the option agreement and thereby deprived us of the opportunity to account for the positive impact the AIM listing would have on the value of the Class B share in determining a fair price for the share. Further, as disclosed in the AIM listing, Titanium Resources Group had orchestrated a change in the corporate structure of the mine’s ownership. We allege that this was done without our consent and is contrary to their agreement with us (see “Description of Business – History and Background of the Company – Detailed Discussion– Our Current Interest in the Sierra Rutile Project”).
We are currently subject to various claims and legal proceedings arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of our company; however, litigation is inherently uncertain and our company can make no assurance as to the ultimate outcome or effect. As of December 31, 2004, we had accrued $194,256 related to these legal matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Market Information
Our common stock was traded on the New York Stock Exchange from September 1985 until November 18, 1999. Thereafter, it was traded on the OTC Bulletin Board until May 31, 2001. Since then, it has been trading on the Pink Sheets LLC under the symbol NRDS.PK. The following table sets forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the Pink Sheets.
Price Ranges (high and low closing bid prices)

	2004	2003
1st Quarter	$0.15 – 0.40	$0.01 – 0.03
2nd Quarter	0.20 – 0.40	0.01 – 0.02
3rd Quarter	0.23 – 0.45	0.01 – 0.04
4th Quarter	0.26 – 0.39	0.01 – 0.12
The price ranges shown are based on Pink Sheet quotations. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.
Holders
The number of record holders of our common stock, $.01 par value, as of December 31, 2004 was approximately 2,250.
Dividends
We have not, since the date of incorporation, declared or paid any dividends on our common shares and currently have no policy with respect to the payment of dividends. For the foreseeable future, we anticipate that we will retain future earnings and other cash resources for the operation and development of our business. The payment of dividends in the future will depend on our earnings, if any, and our financial condition and such other factors as our board of directors considers appropriate.
Equity Compensation Plans
We have granted incentive and non-qualified stock options to our employees and directors under the terms of our 1991 Stock Option Plan. We have also granted non-qualified stock options under individual compensation arrangements, which have been authorized by our board of directors.
The following table provides a summary of the number of options granted under our 1991 stock option plan, and the number of options granted under individual compensation agreements and the weighted average exercise price and the number of options remaining available for issuance as at December 31, 2004.

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-Average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	46,500	$5.58	None
Equity compensation plans not approved by security holders	2,239,999	$0.35	N/A

Total[1]	2,286,499	$0.46	None

1	Includes a total of 1,000,000 options granted to employees during the year ended December 31, 2005, at exercise prices ranging from $0.20 to $0.60 per share.
Recent Sales of Unregistered Securities
We sold no unregistered securities during 2002 and 2003. During 2000, 2001 and 2004, we issued securities in the following transactions without registering the securities under the Securities Act:
In November 2000, we commenced a private placement of equity securities up to a maximum of 7,500,000 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one half of one share of common stock, was offered for $0.16 per unit. We sold 7,500,000 units for a total of $1,200,000. The stock purchase warrants have an exercise price of $0.18 and expired June 30, 2003. We issued these securities to accredited investors, relying on rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
In April 2004, we commenced a private placement of equity securities up to a maximum of 1,200,000 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one half of one share of common stock, was offered for $0.35 per unit. We sold 300,000 units for a total of $105,000. The stock purchase warrants have an exercise price of $0.35 and expire in three years. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
In June 2004, we commenced a private placement of equity securities up to a maximum of 1,200,000 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one-half of one share of common stock, is being offered for $0.35 per unit. We have sold 121,500 units for a total of $42,525 as of December 31, 2004. The stock purchase warrants have an exercise price of $0.35 and expire in three years. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
During the year ended December 31, 2004, we issued 130,645 shares of common stock to Rex Loesby, formerly our Vice President of Corporate Development and Treasurer, for consulting services valued at $48,822. We issued these securities to Mr. Loesby, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

During the year ended December 31, 2004, we agreed to issue 247,091 shares of common stock to settle outstanding payables in the amount of $260,880. During the year ended December 31, 2005, we issued 239,463 of these shares and are now in the process of issuing the balance. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
Since December 31, 2004, we issued securities in the following transactions without registering the securities under the Securities Act:
We issued 250,000 warrants to purchase 250,000 shares of our common stock to W. Pierce Carson in connection with a Settlement Agreement and General Release dated April 22, 2005 between us and Mr. Carson. The stock purchase warrants have an exercise price of $0.50 per share and expire in three years. We issued these securities to Mr. Carson, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, amended.
In September 2005, we commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, is being offered for $0.35 per unit. We have sold 819,644 units for a total of $286,875 as of December 15, 2005. The stock purchase warrants have an exercise price of $0.40 and expire in three years. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
As discussed in greater detail under the heading, “Management’s Discussion and Analysis and Plan of Operation – Liquidity and Financial Resources – Line of Credit – Related Parties,” we have entered into a $600,000 revolving line of credit agreement dated June 21, 2005, with Ronald Hirsch and Stephen Seymour. In consideration for the issuance of the line of credit, our company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to our company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.25 for a period of three years. Between June 21, 2005 and September 22, 2005, we issued a total of 1,700,000 shares of common stock and 1,700,000 warrants under this agreement, in connection with draw downs under the credit facility. The warrants expire as follows: 100,000 warrants will expire on June 21, 2008; 100,000 warrants will expire on June 29, 2008; 900,000 warrants will expire on July 8, 2008; 400,000 warrants will expire on August 1, 2008; and 200,000 warrants will expire on September 22, 2008. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
As described under the heading “Description of Property – Other Properties – Coyote Springs,” we acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC in January 2004 to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona described as “Coyote Springs.” On January 28, 2005, we issued a total of 86,538 fully paid and non-assessable shares of common stock to Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC pursuant to the agreement. We issued these securities to Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC, as accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
Between January 2005 and May 2005, we issued 67,271 shares of common stock valued at $22,720 to Rex Loesby for consulting services. We issued these securities to Mr. Loesby, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
Effective April 1, 2005, we issued 430,000 shares of common stock and the following stock options to John Perry, our Senior Vice President and Chief Financial Officer: 200,000 options exercisable at $0.30 per share; 100,000 options exercisable at $0.40 per share; 100,000 options exercisable at $0.50 per share; and 100,000 options exercisable at $0.60 per share. All of the options expire on April 1, 2010. We issued these securities to Mr. Perry, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
On October 17, 2005, we obtained a loan in the amount of $2,850,000 from Auramet Trading, LLC, of which $1,850,000 was funded by Ronald A. Hirsch pursuant to an Agreement for Credit Risk Participation dated October 17, 2005, between Auramet Trading and Ronald Hirsch. The agreement gave Mr. Hirsch the right to own a 65% interest in the loan and in all documents, instruments and collateral issued by Auramet Trading, as well as all payments, recoveries or distributions in connection with the loan. A secured promissory note was issued to Auramet Trading that provided for interest only payments at a rate of 9% per annum payable monthly and the note was to mature on the earlier of April 17, 2006 or the closing of an equity offering in which we raised not less than $25,000,000. In connection with this loan, 250,000 warrants were issued to Auramet Trading for the purchase of an equal number of shares of our common stock. The warrants are exercisable on or before October 17, 2007 at an exercise price equal to the final price at which our shares are sold in an offering, provided that if we do not complete an offering of our common stock on or before April 17, 2006, then the exercise price will be the average closing price of our common stock for the 20 trading days prior to April 17, 2006. In addition to the 250,000 warrants issued to Auramet Trading discussed above, we also issued additional warrants to Auramet Trading for the purchase of our common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $1,000,000 (on October 17, 2005) by the final price at which a share of our stock is sold in an initial public offering and multiplying the result by 0.15. The warrants are exercisable on or before October 17, 2007, provided that we complete an offering of our common stock on or before April 17, 2006. In the event that we do not complete an offering by April 17, 2006, the warrants expire on April 17, 2006, and we must issue new warrants to Auramet Trading for the purchase of 256,410 shares of our common stock at an exercise price equal to the average closing price of our common stock as listed on the bulletin board for the 20 trading days prior to April 17, 2006. The new warrant certificate shall expire on April 17, 2008. For more details, see “Description of Business – History and Background of the Company – Detailed Discussion – Acquisition of the Johnson Camp Property.” We issued these securities to Auramet Trading, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
On November 8, 2005, we obtained a loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading participated through the contribution of the $1,000,000 outstanding amount payable by us under the October 17, 2005 loan. From the proceeds of this loan, $1,860,175 was used to repay the portion of the Auramet Trading loan that was contributed by Mr. Hirsch. A secured promissory note was issued to Nedbank Limited that provides for interest only payments at a rate of 9% per annum payable monthly and the note matures on the earlier of May 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000. In connection with this loan, warrants were issued to Nedbank Limited for the purchase of our common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (on November 8, 2005) by the final price at which a share of our stock is sold in an initial public offering and multiplying the result by 0.15. The warrants are exercisable on or before November 8, 2007, provided that we complete an offering of our common stock on or before May 8, 2006. In the event that we do not complete an offering by May 8, 2006, the warrants expire on May 8, 2006, and we must issue a new warrant certificate to Nedbank Limited for the purchase of 743,590 shares of our common stock at an exercise price equal to the average closing price of our common stock as listed on the bulletin board for the 20 trading days prior to May 8, 2006. The new warrant certificate shall expire on May 8, 2008. For more details, see “Description of Business – History and Background of the Company – Detailed Discussion – Acquisition of the Johnson Camp Property.” We issued these securities to Nedbank Limited, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective November 28, 2005, we issued the following stock options to Eric Ivey, the general manager of Johnson Camp Mine: 250,000 options exercisable at $0.20 per share; and 250,000 options exercisable at $0.50 per share. These options will expire on November 28, 2008. We issued these securities to Mr. Ivey, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2004.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 should be read in conjunction with our most recent audited consolidated financial statements for the financial years ended December 31, 2004, 2003 and 2002, and our unaudited consolidated financial statements for the financial years ended December 31, 2001 and 2000, all of which are included in this annual report, and, in each case, the related notes to the financial statements. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.
Our Plan of Operations
As discussed under the heading, “Description of Business – History and Background of the Company,” we are just emerging from a prolonged period of severe financial distress that was precipitated by the closure of our former rutile mining operations in Sierra Leone, West Africa, in 1995. We also underwent a complete change in our management in 2000 and early 2001 following the settlement of a shareholders’ derivative case against our company and the majority of the directors then in office. Our new management has been focused on preserving our primary asset, the Johnson Camp Mine.
Our plan of operations is to pursue the financing that will be necessary to enable us to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. If we are successful in raising this financing, we plan to complete the mine development plan outlined in the October 2005 feasibility study prepared by Winters, Dorsey. This mine development plan will require that we complete initial capital expenditures of approximately $22 million (including working capital) in order to start-up operations and a subsequent $9 million (including working capital) over the following two years for additional mine facility construction.
We believe the resumption of mining activities at the Johnson Camp mine is warranted based on the recent increase in the market price of copper. The market for copper is cyclical and over the last fifteen years the price of copper has fluctuated between $0.60 and $2.19 per pound. In its most recent cycle the price fell to a low of $0.62 per pound in 1999, due primarily to increased supply with the commissioning of several new mines while demand decreased, largely due to a reduction of consumption in Asia. However, since that time, the price has risen to $2.19 per pound as of December, 2005. This increase is due to an increase in worldwide demand for copper. We believe that the strengthening market for copper has created an opportunity for us to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve. However, we caution investors that the market price for copper has historically been cyclical and there is a significant risk that copper prices will not remain at current high levels.

We presently do not have sufficient cash or working capital necessary to implement the mine development plan and commence mining operations. Our ability to commence mining operations will be subject to our obtaining sufficient financing to enable us to fund the necessary initial capital costs and start-up operation expenses and working capital. In addition, final permits must be in place before mining operations are commenced. Once financing and permits are in place, we anticipate it will take approximately three months to complete sufficient rehabilitation of the Johnson Camp Mine to allow the production of copper from the existing heaps, and approximately nine months to begin producing copper from new ore placed on the heaps.
We presently do not have any arrangements in place to obtain the necessary financing to commence mining operations. We believe that debt financing will not be available to us as debt financing for mining projects in the development and permitting phase is very difficult to obtain. We plan to raise the necessary financing through an offering of our equity securities. We believe that we may be forced to effect a reverse split (consolidation) of our issued and outstanding shares of common stock in connection with any equity financing. There is a substantial risk that we will not be able to obtain the necessary financing on commercially reasonable terms or at all. In addition to the risk that we do not obtain financing, our business and our ability to realize our business objectives and implement our operating plan is subject to a number of additional risks and uncertainties, including those discussed below under the heading “Description of Business – Risk Factors”. If we fail to obtain the necessary financing, our plan is to continue to maintain the Johnson Camp Mine on care and maintenance status indefinitely.
In addition to the Johnson Camp Mine, we have recently acquired options to purchase the leasehold rights and mining claims in three exploration-stage projects described under the heading, “Description of Property – Other Properties”: Coyote Springs and the Texas Arizona Mine project, both located in Arizona, and Mimbres located in New Mexico. We are planning to conduct preliminary exploration on these properties to help us determine whether we should exercise the options, subject to the availability of sufficient financing for the exploration work.
Results Of Operations – Years Ended December 31, 2004, 2003, 2002, 2001 and 2000
The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000.
Consolidated Loss From Operations

	Year Ended December 31
	2004	2003	2002	2001	2000
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
Net sales	$—	$408,333	$330,719	$560,000	$1,353,000

Operating expenses	1,254,651	2,018,528	3,440,080	4,077,000	4,729,000
Depreciation, depletion and amortization	66,347	181,566	141,060	297,000	411,000

Loss from operations	$(1,320,998)	$(1,791,761)	$(3,250,421)	$(3,814,000)	$(3,787,000)

The following tables set forth our consolidated loss from operations on a quarterly basis for the years 2004, 2003, 2002, 2001 and 2000.

	Fiscal Year 2004 Quarters
	1st	2nd	3rd	4th	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$—	$—	$—	$—	$—

Operating expenses	299,907	229,326	321,570	403,848	1,254,651
Depreciation, depletion and amortization	10,200	10,359	20,320	25,468	66,347

Loss from operations	$(310,107)	$(239,685)	$(341,890)	$(429,316)	$(1,320,998)

	Fiscal Year 2003 Quarters
	1st	2nd	3rd	4th	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$248,765	$137,709	$21,859	$—	$408,333

Operating expenses	948,187	529,375	432,762	108,204	2,018,528
Depreciation, depletion and amortization	88,568	58,298	20,607	14,093	181,566

Loss from operations	$(787,990)	$(449,964)	$(431,510)	$(122,297)	$(1,791,761)

	Fiscal Year 2002 Quarters
	1st	2nd	3rd	4th	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$—	$—	$—	$330,719	$330,719

Operating expenses	555,196	620,384	780,674	1,483,826	3,440,080
Depreciation, depletion and amortization	7,085	5,597	7,139	121,239	141,060

Loss from operations	$(562,281)	$(625,981)	$(787,813)	$(1,274,346)	$(3,250,421)

	Fiscal Year 2001 Quarters
	1st	2nd	3rd	4th	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$142,000	$154,000	$131,000	$133,000	$560,000

Operating expenses	1,030,000	1,174,000	963,000	910,000	4,077,000
Depreciation, depletion and amortization	75,000	82,000	70,000	70,000	297,000

Loss from operations	$(963,000)	$(1,102,000)	$(902,000)	$(847,000)	$(3,814,000)

	Fiscal Year 2000 Quarters
	1st	2nd	3rd	4th	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$234,000	$226,000	$530,000	$363,000	$1,353,000

Operating expenses	1,411,000	1,130,000	1,246,000	942,000	4,729,000
Depreciation, depletion and amortization	60,000	97,000	124,000	130,000	411,000

Loss from operations	$(1,237,000)	$(1,001,000)	$(840,000)	$(709,000)	$(3,787,000)

Our principal focus during the financial years 2000 through 2004 has been the preservation of our principal asset, the Johnson Camp property, which we acquired in June 1999. Mining had ceased on the property in 1997. However, throughout the years 2000, 2001 and 2002, and during the first half of 2003, we continued to carry on limited rinse operations on the existing leach dumps. During this period, we were able to recover approximately 3.8 million pounds of cathode copper utilizing a portion of SX-EW facility on the property. Our revenues from net sales disclosed in the foregoing tables reflect the sale of the limited amounts of copper recovered.
Continuing weakness in world commodity prices for copper required us to focus on reducing our operating expenses throughout the years 2000, 2001, 2002 and 2003. Our operating expenses during this time frame consisted largely of costs incurred for environmental remediation on the Johnson Camp property, care and maintenance costs for the non-active portions of the project, and general and administrative expenses. General and administrative expenses during this period consisted mainly of labor, professional, legal and accounting fees.
Ultimately, our management decided to place the entire project on care and maintenance status effective August 2003. Ceasing production meant that we had no sales in 2004, as compared to $408,333 in net sales in 2003, and our operating expenses declined from $2,018,528 in 2003 to $1,254,651 in 2004. The Johnson Camp property has remained on care and maintenance status during 2005.
Savings in operating expenses following the institution of the care and maintenance program were realized primarily through:
•	staffing reductions at the facility, from 23 personnel to zero personnel (seven employees became consultants);

•	a significant reduction in power consumption at the facility; and

•	eliminating the need to purchase sulphuric acid used in the solvent extraction and electrowinning copper production process.
Key operating expenses during the year ended December 31, 2003 consisted of: labor $885,000, SX-EW operational expenses $645,000, consulting and professional services $338,000, and other $151,000.
Most of our operating expenses in 2004 related to our care and maintenance program at the Johnson Camp Mine, and consisted primarily of: labor $437,000, care and maintenance expenses $132,000, consulting and professional services $569,000, and other $116,000.

Other Income
The following table sets forth our consolidated other income and expenses during the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000:

	Year Ended December 31
	2004	2003	2002	2001	2000
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
Other income (expense)
Interest expense	$(266,464)	$(81,741)	$(85,089)	$(84,000)	$(125,000)
Equity in loss of Nord Pacific	—	—	(255,000)	(725,000)	(1,570,000)
Settlement income	—	456,123	—	—	—
Gain on settlement of debt	425,133	—	—	—	—
Gain on settlement of retirement benefits	—	—	—	5,574,000	—
Miscellaneous income	297,972	814,460	231,200	218,000	495,000

Total other income (expense)	$456,641	$1,188,842	$(108,889)	$4,983,000	$(1,200,000)

The following discussion highlights some of the more significant items included in the foregoing table.
Interest and Other Expenses
In connection with the purchase of the Johnson Camp property in June 1999, our company issued a promissory note payable to Arimetco, Inc. in the principal amount of $1,550,000. The note was payable in installments of $500,000, $500,000 and $550,000, due on June 8, 2000, June 8, 2001 and June 8, 2002, respectively, together with interest at the rate of 8% per annum, payable quarterly. We incurred interest expense of $81,741, $85,089, $84,000 and $125,000 during the years ended December 31, 2003, 2002, 2001 and 2000, respectively, on the note payable to Arimetco. The note was secured by a lien on the Johnson Camp property. In 2001, we defaulted on our note and entered into negotiations with Arimetco, Inc. that ultimately culminated in an amended loan, and a settlement and release of claims agreement between our company and Arimetco, Inc., in June 2002. The amended loan remained secured by a lien on the Johnson Camp property.
In 2000, we also recognized a loss of approximately $45,000 on the sale of a property in Dayton, Ohio that had originally been acquired by our company when our principal executive offices were located in that city.
During 2000, 2001 and 2002, we owned over 28 percent of the issued and outstanding shares of Nord Pacific. Accordingly, we recognized $255,000, $725,000 and $1,570,000 as our equity in losses of Nord Pacific during the years ended December 31, 2002, 2001 and 2000, respectively.
During the year ended December 31, 2004, we incurred $266,464 in total interest expense which included:
•	$59,759 in interest paid to Arimetco, Inc. upon the payment and satisfaction of the debt that we incurred to acquire the Johnson Camp property;

•	$55,753 in interest paid to Regiment Capital III, L.P. on a secured loan in the principal amount of $2,750,000;

•	$52,519 in interest paid to Sulphur Springs Valley Electric Cooperative, Inc. on a settlement for judgment;

•	$5,105 in interest to McGuire Machinery on a promissory note in the amount of $95,000 related to the purchase of equipment;

•	$2,181 in interest to Santa Barbara related to a capital lease for equipment with a cost of $75,000;

•	$5,519 in interest to Ronald Hirsch and Stephen Seymour on convertible promissory notes in the amounts of $106,000 and $66,000 respectively; and

•	$85,628 in amortization of both the debt issuance costs related to the loan from Regiment Capital III, L.P. and beneficial conversion costs related to the convertible notes from Ronald Hirsch and Stephen Seymour.
Settlement Income
In 2003 and 2004, we received other income from settlements. In 2003 we recorded settlement income of $456,123, and in 2004 we recorded a $425,133 gain on settlement of debt, as described below.
Pursuant to a settlement agreement dated December 19, 2003, we settled certain legal proceedings involving our company, Nord Pacific and Nord Pacific’s board of directors. Under the settlement agreement, Nord Pacific agreed to recognize a debt to our company in the amount of $233,464 which we had previously written off. Nord Pacific’s debt to us was subsequently paid and settled pursuant to the terms of the Arrangement Agreement between Nord Pacific and Allied Gold, by the issuance to us of 1,400,000 shares of Allied Gold common stock. We recognized this payment as settlement income during the year ended December 31, 2003.
The balance of settlement income recognized for the year ended December 31, 2003 consisted of the following amounts, each of which resulted from our settlement agreement with Nord Pacific, in consideration of the discontinuance of certain objections that we had raised to Nord Pacific’s two joint ventures with PGM Ventures Corporation relating to the Simberi Gold Project and the Tabar Exploration Project in Papua New Guinea:
•	a cash payment of $100,000; and

•	$122,659, representing the value of 318,594 common shares of PGM Ventures Corporation.
The $425,133 recorded as a gain on settlement of debt for the year ended December 31, 2004 resulted from the payment of $828,477 to Arimetco in October 2004, in payment and satisfaction of our debt to Arimetco at a discount.
Gain on Settlement of Retirement Benefits
As discussed elsewhere in this annual report, our company experienced a change in management in late 2000, following the settlement of the shareholders derivative case that was filed on April 26, 2000 by Ray W. Jenner, Stephen Seymour and Ronald Hirsch, as plaintiffs, against our company and certain other defendants. In early 2001, our newly constituted board of directors caused our company’s rabbi trust to be collapsed, resulting in the recognition of a $5,574,000 gain on settlement of retirement benefits.
A rabbi trust is a type of nonqualified deferred compensation arrangement established by the transfer of funds by an employer to an irrevocable trust for the benefit of executive employees. Such a trust is intended to help ensure that future benefit obligations of the employer to participating executive employees will be satisfied, although the trust’s assets must be available to all the general creditors of the employer in the event of bankruptcy.
Miscellaneous Income
Sources of miscellaneous income for the year ended December 31, 2004 were:

•	Royalty income from landscape aggregate business of $214,000;

•	Other income of $11,000; and

•	Gain on sale of trading securities of $73,000.
Most of the miscellaneous income we recorded for 2003 was due to the reversal of $768,000 in accrued unpaid salary for our former Chief Executive Officer, John Champagne, who resigned all of his positions with our company in October 2003. Other sources of miscellaneous income for the year ended December 31, 2003 were:
•	Royalty from the sale of landscape aggregate of $36,000; and

•	Other income in the amount of $10,000.
Sources of miscellaneous income for the year ended December 31, 2002 were:
•	Interest income of $83,000;

•	$82,000 in insurance proceeds related to a lightening strike in 2002; and

•	Other income in the amount of $66,000.
Apart from total interest income of approximately $200,000 realized during the first two quarters of 2000 from a loan to Nord Pacific, our miscellaneous income during the years ended December 31, 2001 and 2000 was comprised primarily of interest income from non-qualified trust accounts designated for the funding of retirement benefits.
Net Loss
The following table reflects our consolidated net income (loss) for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, after taking into account the amounts recognized as other income or expenses.

	Year Ended December 31
	2004	2003	2002	2001	2000
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
Loss from operations	$(1,320,998)	$(1,791,761)	$(3,250,421)	$(3,814,000)	$(3,787,000)
Total other income (expense)	456,641	1,188,842	(108,889)	4,983,000	(1,200,000)
Provision for income taxes	—	—	—	—	20,000
Cumulative effect of change in accounting principle, net of tax	—	151,323	—	—	—

Net Income (Loss)	$(864,357)	$(451,596)	$(3,359,310)	$1,169,000	$(5,007,000)

The following tables set forth our consolidated net income (loss) on a quarterly basis for the years 2004, 2003, 2002, 2001 and 2000.

	Fiscal Year 2004 Quarters
	1st	2nd	3rd	4th	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss from operations	$(310,107)	$(239,685)	$(341,890)	$(429,316)	$(1,320,998)
Other income (expense), net	100,979	18,620	14,828	322,214	456,641

Net Loss	$(209,128)	$(221,065)	$(327,062)	$(107,102)	$(864,357)

	Fiscal Year 2003 Quarters
	1st	2nd	3rd	4th	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss from operations	$(787,990)	$(449,964)	$(431,510)	$(122,297)	$(1,791,761)
Total other income (expense)	(17,918)	(400)	(8,038)	1,215,198	1,188,842
Cumulative effect of change in accounting principle, net of tax	151,323	—	—	—	151,323

Net Income (Loss)	$(654,585)	$(450,364)	$(439,548)	$1,092,901	$(451,596)

	Fiscal Year 2002 Quarters
	1st	2nd	3rd	4th	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss from operations	$(562,281)	$(625,981)	$(787,813)	$(1,274,346)	$(3,250,421)
Total other income (expense)	(97,340)	(59,665)	(67,058)	115,174	(108,889)

Net Loss	$(659,621)	$(685,646)	$(854,871)	$(1,159,172)	$(3,359,310)

	Fiscal Year 2001 Quarters
	1st	2nd	3rd	4th	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss from operations	$(963,000)	$(1,102,000)	$(902,000)	$(847,000)	$(3,814,000)
Total other income (expense)	5,400,000	(183,000)	(167,000)	(67,000)	4,983,000

Net Income (Loss)	$4,437,000	$(1,285,000)	$(1,069,000)	$(914,000)	$1,169,000

	Fiscal Year 2000 Quarters
	1st	2nd	3rd	4th	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss from operations	$(1,237,000)	$(1,001,000)	$(840,000)	$(709,000)	$(3,787,000)
Total other income (expense)	(117,000)	(86,000)	(27,000)	(970,000)	(1,200,000)
Provision for income taxes	—	—	—	20,000	20,000

Net Loss	$(1,354,000)	$(1,087,000)	$(867,000)	$(1,699,000)	$(5,007,000)

We recorded a net loss of $864,357 for the year ended December 31, 2004 as compared to a net loss of $451,596 for the year ended December 31, 2003. As discussed above, we experienced an increase in the net loss between 2003 and 2004 despite a reduction in net operating losses between the two financial years, due primarily to a reduction in other income between 2003 and 2004. This, in turn, was due to:

•	a decrease in net sales of $408,333 in 2003 to $0 in 2004 as a result of placing our operations on care and maintenance status in 2003;
•	a significant increase in interest expense during 2004 over 2003; and
•	the fact that we recorded $768,000 in miscellaneous income in 2003 as a result of reversing accrued unpaid salary for our former Chief Executive Officer, Mr. Champagne.
Property and Equipment
Our property and equipment consisted of the following at December 31, 2004, 2003, 2002, 2001 and 2000:

	Year Ended December 31
	2004	2003	2002	2001	2000
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
Land	$236,046	$87,114	$87,114	$87,114	$87,114
Buildings	788,970	788,970	788,970	858,970	858,970
Mining and other equipment	2,746,939	2,090,718	1,986,434	1,807,916	2,393,916

Total	$3,771,955	$2,966,802	$2,862,518	$2,754,000	$3,340,000

Depreciation and amortization of property and equipment charged to operations were $66,347, $181,566 and 141,060 for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation and amortization of property and equipment charged to operations were $297,000 (unaudited) and $411,000 (unaudited) for the years ended December 31, 2001 and 2000, respectively.
Asset Retirement Obligation
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) which established a uniform methodology for accounting for estimated reclamation and abandonment costs. We adopted this accounting principle on January 1, 2003, and recorded the estimated present value of reclamation liabilities and adjusted the carrying amount of the Johnson Camp Mine, the related asset. Under SFAS No. 143, reclamation costs are allocated to expense over the life of the related asset, and are adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate.
At January 1, 2003, we estimated the fair value of the total asset retirement obligation relating to the Johnson Camp Mine to be $124,534. The net difference between our previously recorded reclamation and closure cost liability in relation to the Johnson Camp Mine, and total asset retirement obligation recorded under SFAS No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which we recognized as a cumulative effect of a change in accounting principle (as indicated in the above table). At December 31, 2004 and 2003, the recorded value of accrued reclamation costs in relation to the Johnson Camp Mine was $150,687 and $136,988, respectively.
In the updated feasibility study on the Johnson Camp Mine, Winters, Dorsey has provided for $1,000,000 for closure and reclamation, net of any value received from selling the property assets. (See “Description of Property – Environmental and Permitting Issues” for additional details.)

Liquidity and Financial Resources
Our company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing to resume mining and processing operations at the Johnson Camp Mine, and to produce copper at a level where we can become profitable, pay off existing debt and provide sufficient funds for general corporate purposes, all of which is uncertain. Our consolidated financial statements contain additional note disclosures to this effect, and do not include any adjustments that might result from the outcome of this uncertainty.
We anticipate that we will require between $1 million and $2 million through the next six months to continue care and maintenance at the Johnson Camp Mine, and to provide working capital for our financing activities. We may need to sell some or all of our common shares of Allied Gold. (See the discussion immediately below under the subheading “Cash and Working Capital”.) In addition, we may have to draw down further debt under our revolving line of credit agreement dated June 21, 2005, with Ronald Hirsch and Stephen Seymour. (For additional details respecting the line of credit agreement, please see the discussion below under the subheading “Line of Credit — Related Parties.”) As of September 30, 2005, we had $175,000 available to us under the revolving line of credit.
Cash and Working Capital
     The following table sets forth our cash and working capital as of December 31, 2004 and December 31, 2003:

	As of	As of
	December 31,	December 31,
	2004	2003
Cash reserves	$665,828	$101,289
Working capital	$(3,767,262)[1]	$(2,992,478)[2]

(1)	Includes $2,890,764 in current portion long-term debt.

(2)	Includes $1,027,034 in current portion long-term debt.
During 2005, we completed private placement and bridge financing transactions that are described in more detail under the headings, “Cash Flows from Financing Activities” and “Market for Common Equity and Related Shareholder Matters – Recent Sales of Unregistered Securities.” As a result, as at September 30, 2005, our cash and working capital were as follows:

As of
September 30, 2005
(Unaudited)

Cash reserves	$5,109
Working capital	$(4,895,355)[1]

(1)	Includes $3,168,219 in current portion long-term debt.
If we leave the Johnson Camp Mine on care and maintenance status, and we do not incur any extraordinary liabilities, we will incur monthly expenses of approximately $170,000. We anticipate our current cash to be adequate to cover such care and maintenance activities through October 2006, after taking into account approximately $1,460,000 in gross proceeds that we anticipate we could realize from the sale of the 5,029,894 shares of Allied Gold that we held as of December 31, 2005, based on their current market price of approximately AUD$0.40 per share ($0.29 per share, based on the noon buying rate in New York of $0.7342:AUD$1.00 on December 30, 2005, as certified by the Federal Reserve Bank of New York for customs purposes). Our shares of Allied Gold are not subject to any resale restrictions, and we may sell them from time to time in an orderly manner through the facilities of the Australian Stock Exchange, at prevailing market prices. There is no assurance that their current market price can be maintained in the long term.
Our estimated monthly expenses do not take into account additional funds that we will have to obtain to repay our secured bridge loan in the principal amount of $3,900,000, at maturity. The bridge loan provides for interest only payments at a rate of 9% per annum payable monthly, and matures on the earlier of May 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000.
Our estimated monthly expenses also do not include any additional costs that we will have to incur if we proceed with our plan to reactivate the Johnson Camp Mine. As discussed under the heading, “Description of Business – Plan to Resume Mining Operations,” we expect to incur initial capital costs in excess of $22 million (including working capital) within the first two years of start-up. Such capital costs relate primarily to rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment. We estimate that we will incur a further $9 million (including working capital) in the following two years. These additional capital costs account for new leach pads, new ponds and pipe, and the infrastructure for conveyor relocation.
We anticipate that we will have to incur significant additional costs in connection with our ongoing financing activities.
In addition, our anticipated monthly expenses do not include provision for payment of the following accrued and unpaid liabilities:
•	We had accrued, unpaid expenses of $730,913 as of December 31, 2004 and $566,851 as of December 31, 2003. These accrued expenses consist primarily of consulting fees and salaries for Ronald Hirsch, our company’s Chairman and Chief Executive Officer and Erland Anderson, our President and Chief Operating Officer, as well as interest expenses and payroll expenses.
•	In October 2002, we signed a promissory note in the amount of $95,000 related to our purchase of an Ingersoll Rand blasthole drill. The note bears interest at an annual rate of 12% with monthly payments of $4,472, and is secured by the equipment. The promissory note matured in November 2004. However, on August 16, 2005, the holder of our equipment note sold the loan to an unrelated party. Subsequent to this sale, the terms of the original $95,000 promissory note dated October 2002 were amended to allow for deferment of all past due payments along with any scheduled payments until June 1, 2006, thus curing our default that existed under this promissory note.
Cash Flows From Financing Activities
As we have had no revenues since the placement of the Johnson Camp Mine on care and maintenance status in August 2003, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our stock.
In October 2004, we entered into a $2,750,000 loan facility with Regiment Capital III, L.P., a unit of Boston-based Regiment Capital Advisors, LLC. In connection with this loan, which was evidenced by a secured promissory note, we entered into a Security Agreement and a Pledge and Security Agreement. The note provided for interest-only payments at 10% per annum payable monthly, that matured in October 2005 and was paid in full from the proceeds of a loan from Auramet Trading, LLC (as discussed below). This debt was collateralized by a first priority security interest in substantially all of our assets. We incurred debt issuance costs of $241,370 related to this note. We used $828,477 of the proceeds from this loan to pay off the Arimetco loan and are using the remainder to fund our ongoing activities at the Johnson Camp Mine and for general corporate purposes.
On October 17, 2005, we obtained a loan in the amount of $2,850,000 from Auramet Trading, LLC, of which $1,850,000 was funded by Ronald Hirsch, our Chief Executive Officer and Chairman of our board of directors, pursuant to an Agreement for Credit Risk Participation dated October 17, 2005, between Auramet Trading and Mr. Hirsch. The agreement gave Mr. Hirsch the right to own a 65% interest in the loan and in all documents, instruments and collateral issued by Auramet Trading, as well as all payments, recoveries or distributions in connection with the loan. We paid Auramet Trading, as arranger of the bridge financing, a mandate fee of $15,000. We issued a secured promissory note to Auramet Trading that provided for interest only payments at a rate of 9% per annum payable monthly and the note was to mature on the earlier of April 17, 2006 or the closing of an equity offering in which we raised not less than $25,000,000. The note was secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated October 17, 2005, relating to the Johnson Camp property granting Auramet Trading a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, that has since been discharged. Pursuant to the terms of the note, we were required to make an irrevocable offer to Auramet Trading to pay off the note at 101% of the principal amount outstanding upon the occurrence of certain mandatory repurchase events. Such mandatory repurchase events include, among other things, the acquisition by any person (together with all affiliates) of 51% or more of the outstanding voting securities of our company, or a change to our Board of Directors to the extent that those individuals who constituted our Board of Directors at the time of the financing no longer constitute a majority of the Board. We used $2,763,561 of the proceeds from this loan to pay off the Regiment Capital III, L.P. loan and $40,000 to pay Auramet Trading’s closing fee. For more details, see “Description of Business – History and Background of the Company – Detailed Discussion – Acquisition of the Johnson Camp Property.”
On November 8, 2005, we obtained a loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading participated through the contribution of the $1,000,000 outstanding amount payable by us under the October 17, 2005 loan. Auramet Trading contributed this funding pursuant to an agreement between Nedbank and Auramet Trading. We issued a secured promissory note to Nedbank that provides for interest only payments at a rate of 9% per annum payable monthly and the note matures on the earlier of May 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000. The note is secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated November 8, 2005, relating to the Johnson Camp property granting Nedbank a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property. Pursuant to the terms of the note, we are required to make an irrevocable offer to Nedbank to pay off the note at 101% of the principal amount outstanding upon the occurrence of certain mandatory repurchase events. Such mandatory repurchase events include, among other things, the acquisition by any person (together with all affiliates) of 51% or more of the outstanding voting securities of our company, or a change to our Board of Directors to the extent that those individuals who constituted our Board of Directors at the time of the financing no longer constitute a majority of the Board. We used $1,860,175 of the proceeds from this loan to repay the portion of the Auramet Trading loan that was contributed by Mr. Hirsch, $5,500 to pay the accrued interest on the Auramet Trading loan, $50,000 to pay the legal fees of Auramet Trading in connection with the bridge loan, $400,000 to Auramet Trading to purchase copper put options, $100,000 to pay the closing fee of Nedbank, and are using the remainder to fund our ongoing activities at the Johnson Camp property and for general corporate purposes. For more details, see “Description of Business – History and Background of the Company – Detailed Discussion – Acquisition of the Johnson Camp Property.”

During 2004, we issued convertible promissory notes to Stephen Seymour and Ronald Hirsch in the principal amounts of $66,000 and $106,000, respectively. Mr. Seymour is also a member of our board of directors. The loans evidenced by these convertible notes accrue interest at 10% per annum, are unsecured and have been extended to mature on the earlier of May 8, 2006, or one week after the closing of an equity offer in which our company raises in excess of $25 million, unless converted in accordance with their terms. The principal amounts of these loans (and at our option, the accrued interest thereon), may be converted on their maturity dates into common stock at the conversion price of $0.20 per share. The proceeds of these loans were used to fund our activities at the Johnson Camp property and for general corporate purposes. A beneficial conversion feature is associated with each of the convertible notes since the value of our company’s common stock exceeded the debt conversion price on the dates of the respective loans. (For additional information on the beneficial conversion feature, see the following sections of the notes to our audited consolidated financial statements for the years ended December 31, 2004, 2003 and 2002: the discussion under the subheading “Related Parties” – Convertible” in Note 5, “Long-Term Debt;” the discussion under the subheading “Beneficial Conversion Feature Associated With Debt” in Note 14, “Non-Cash Investing and Financing Activities;” and the discussion under the subheading “Rescission of Stock Options” in Note 15, “Subsequen t Events.”)
During June 2004, Mr. Hirsch exercised 1,750,000 stock options at an aggregate exercise price of $35,000. Subsequently, during June 2005, Mr. Hirsch and our company agreed to rescind this stock option exercise. In exchange for the $35,000 that was paid to us by Mr. Hirsch upon the original exercise of his options, we issued a convertible promissory note to Mr. Hirsch and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10% per annum and is convertible at maturity on January 1, 2006 into shares of our common stock at a conversion price of $0.175 per share. The maturity of this loan has been extended to the earlier of May 8, 2006 or one week after the closing of an equity offer in which we raise in excess of $25 million. This promissory note contains a beneficial conversion feature of $25,000 due to the value of our common stock exceeding the debt conversion price on the date of the loan. In connection with this transaction, we granted a new stock option to Mr. Hirsch effective April 4, 2005, entitling him to purchase up to 1,750,000 shares of our common stock at any time during a five year term at an exercise price of $0.02 per share. As a result, we recognized approximately $490,000 of compensation expense as of the grant date of the option.
In June 2004, we completed a private placement of 1,200,000 units at $0.35 per unit. Each unit consists of one share of common stock and a warrant to purchase one half of one share of common stock. We sold 121,500 units for a total of $42,525 as of December 31, 2004. The stock purchase warrants have an exercise price of $0.35 and expire in three years.
In April 2004, we completed a private placement of 1,200,000 units at a price of $0.35 per unit. Each unit consists of one share of common stock and a warrant to purchase one half of one share of common stock. We sold 300,000 units for a total of $105,000 under this private placement. The stock purchase warrants have an exercise price of $0.35 and expire in three years. The proceeds from these private placements were used to fund ongoing activities at the Johnson Camp Mine and for general corporate purposes.
In 2004, we issued 247,091 shares of common stock to settle outstanding payables in the amount of $260,880, and issued 130,645 shares of common stock to Rex Loesby, formerly our Vice President of Corporate Development and Treasurer, for consulting services valued at $48,822.
In September 2005, we commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, is being offered for $0.35 per unit. We have sold 819,644 units for a total of $286,875 as of December 31, 2005. The stock purchase warrants have an exercise price of $0.40 and expire in three years.

Line of Credit – Related Parties
On June 21, 2005, our company entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and matures on December 31, 2005. This loan has been extended to the earlier of May 8, 2006 or one week following the closing of an equity offering in which we raise not less than $25 million. In consideration for the issuance of the line of credit, our company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to our company. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years.
Cash Flows From Investing Activities
In 2004, our company received proceeds of $194,416 from the sale of PGM Ventures Corporation shares and $21,069 from sales of Principal Financial Group Incorporated shares.
We paid out cash amounts of $22,500, $6,000 and $980 in 2004 in connection with our Coyote Springs, Mimbres and Texas Arizona Mines options. In 2004, we purchased a Gyratory Crusher, a Caterpillar Loader and other miscellaneous equipment for a total of $610,700 in capital expenditures.
Critical Accounting Policies And Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.
We believe that our critical accounting policies and estimates include the accounting for accounts receivable, marketable securities and long-lived assets reclamation costs, and accounting for legal contingencies.
Accounts Receivable
We grant credit to all qualified customers and generally require no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. We do not accrue finance or interest charges. On a periodic basis, our company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write-offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote.
Marketable Securities
Marketable securities consist of common stock and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available for sale securities under Statement of Financial Accounting Standards No. 115. Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which our company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.
Long-Lived Assets
Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2004 and 2003.
Reclamation Costs
We adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. Reclamation costs are thus allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.
Prior to our adoption of Statement of Financial Accounting Standards No. 143, we estimated future reclamation costs based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the units of production method based on proven and probable reserves.
We estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At January 1, 2003, we estimated the fair value of our total asset retirement obligation in respect of the Johnson Camp Mine to be $124,534. We recorded the fair value of this obligation and the related asset as of January 1, 2003. The net difference between our company’s previously recorded reclamation and closure cost liability and the amounts recorded under Statement of Accounting Standards No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which was recognized as a cumulative effect of a change in accounting principle. At December 31, 2004 and 2003, the recorded value of accrued reclamation costs was $150,687 and $136,988, respectively.

Income Taxes
Our company uses the liability method to account for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements. Under applicable accounting rules, we are considered to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until we have had a reasonable history of net profits, which in some circumstances has been interpreted as requiring at least two consecutive years of net profits. Accordingly, we have recorded a deferred tax valuation allowance in 2004 and prior years to offset the entire deferred tax asset arising from our tax loss carry forward. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. We will continue to review this valuation allowance and make adjustments as appropriate. Income tax expense consists of the tax payable or refundable for the current period and the change during the period in net deferred tax assets and liabilities. A change of over 50% of our equity ownership will result in a change in ownership as defined in the Internal Revenue Code and underlying regulations, and will have the effect of limiting the availability of the tax loss carry forward.
Litigation
Our company is currently subject to various claims and legal proceedings arising in the ordinary course of business. If any adverse decisions or settlements occur, they may have a material adverse effect on our financial position, or results of operations. Litigation, is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.
Recently Issued Accounting Guidance
In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities (as revised), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). In general a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIEs activities or entitled to receive a majority of the entity’s residual returns or both. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs for periods ending after December 15, 2003. Application by public entities who are small business issuers and by non-public entities is required at various dates in 2004 and 2005. The adoption of FIN 46R did not have any impact on our company’s consolidated financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an amendment of Accounting Principles Board No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials as current period costs. It also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 applies to inventory costs incurred in the first financial year beginning after June 15, 2005. The provisions of SFAS No. 151 are not expected to have a material impact on our company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board No. 29”. SFAS No. 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principle of fair value applies. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 are not expected to have a material impact on our company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after December 15, 2005. We have not yet evaluated the impact of the adoption of SFAS No. 123R and have not determined the impact on our company’s financial position or results of operations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Disclosure of Unauditability of Financial Statements for 2001 and 2000
Our company’s management has prepared consolidated financial statements for the financial years ended December 31, 2004, 2003, 2002, 2001 and 2000. Mayer Hoffman McCann P.C. has been appointed as our company’s independent registered public accounting firm effective May 2004.
During the course of its engagement, Mayer Hoffman McCann notified our company that it was unable to complete the audits for financial years ended December 31, 2001 and 2000 due to lack of sufficient accounting records, as more specifically described below. All avenues to complete these audits have been exhausted.
Historical Context
As disclosed elsewhere in this annual report, on December 31, 2000 and December 31, 2001, our company owned 3,697,561 common shares of Nord Pacific, which represented a 28.4% and 25.7% ownership percentage in Nord Pacific as of those respective dates. As such, the investment was required to be accounted for using the equity method of accounting.
During the year ended December 31, 2000 and through late 2001, our company’s financial records, and those of its then-wholly owned subsidiary, Nord Copper Corporation, were maintained by Nord Pacific. During that time and for several years before 2000, Nord Pacific provided accounting and other services to our company. For these services, Nord Pacific would receive reimbursements of costs, which were accounted for as intercompany activity on our company’s accounting records.

In late 2001, Nord Pacific stopped maintaining accounting records for our company. We requested Nord Pacific to ship our accounting records, including our server/software package used to maintain these records, to our offices in Dragoon, Arizona.
Despite repeated requests to Nord Pacific, our company has never received a complete set of the subject accounting records from Nord Pacific, and we have been unable to access the accounting data on our system for the 2000 and 2001 years. We have assumed that such accounting system and other financial information has been lost as Nord Pacific had apparently experienced severe financial distress during that time period. As a result, our company has been forced to rely upon incomplete financial records in order to recreate the trial balance and financial statements as of December 31, 2000 and 2001 and for the years then ended, for both our company and Nord Copper Corporation.
ITEM 7. FINANCIAL STATEMENTS
Our audited consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, our unaudited consolidated financial statements for the years ended December 31, 2001 and 2000, and, in each case, the related notes to the financial statements, are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 7.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On February 21, 2001, we filed a petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of New Mexico, Albuquerque, New Mexico. On March 6, 2001, we petitioned the Bankruptcy Court to approve Meyners & Company, LLC to act as our certifying accountant, as our previous accountant, KPMG LLP of Denver, Colorado, had resigned on January 29, 2001. On April 23, 2001 the United States Bankruptcy Court dismissed the proceeding, without approving Meyners & Company, LLC as our certifying accountant, on the grounds that there was continuing loss to or diminution of the estate, that there was no likelihood of our rehabilitation, and that dismissal of the petition was in the best interests of the creditors and the estate. In light of the dismissal of our petition for reorganization, we did not have adequate financial resources at the time to engage Meyners & Company, LLC, or any other certifying accountant to replace KPMG LLP.
Prior to resigning, KPMG LLP had audited the consolidated balance sheets of our company and our subsidiaries for the financial years ended December 31, 1999 and 1998, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 1999. KPMG LLP issued an independent auditor’s report dated April 5, 2000, which is unqualified but contains an explanatory note to the effect that: the consolidated financial statements have been prepared assuming our company will continue as a going concern; as discussed in note 1 to the consolidated financial statements, our company has suffered recurring losses from operations which raises substantial doubt about our ability to continue as a going concern; and the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As disclosed in our current report on Form 8-K filed with the SEC on January 30, 2001, we had no disagreements with KPMG LLP in connection with the audits of the two years ended December 31, 1999 and 1998, and the subsequent period through January 29, 2001, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KPMG LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Mayer Hoffman McCann P.C. has been appointed as our independent registered public accounting firm effective May 2004, with the approval of our board of directors. Mayer Hoffman McCann was asked to audit our consolidated financial statements for the financial years ended December 31, 2004, 2003, 2002, 2001 and 2000. However, as noted above under the heading, “Management’s Discussion and Analysis and Plan of Operation – Disclosure of Unauditability of Financial Statements for 2001 and 2000,”Mayer Hoffman McCann notified us that it was unable to complete the audits for financial years ended December 31, 2001 and 2000 due to lack of sufficient accounting records.
There have been no disagreements between us and Mayer Hoffman McCann on any matter of accounting principles, practices or financial statement disclosure.
ITEM 8A. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer, Ron Hirsch, and Chief Financial Officer, John Perry, are responsible for establishing and maintaining disclosure controls and procedures for our company.
Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of December 31, 2004, due to certain material weaknesses in internal control over financial reporting.
Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of our company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As defined in standards established by the Public Company Accounting Oversight Board (United States), a material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Several material weaknesses have been identified by us and our independent auditor with respect to our company’s internal control over financial reporting, as follows:
•	due to the minimal number of personnel, there was improper segregation of financial transaction duties and authorization controls – for example, the person responsible for reconciling cash accounts also had check signing authority, and the person responsible for initiating wire transfers and bank transfers also had authority to approve such transfers; and

•	we lacked adequate financial reporting oversight, resulting in a lack of detailed accounting records, the failure to implement proper accounting policies, and a general lack of review of our financial statements. Specifically, we did not have adequate accounting records and supporting schedules for our prepaid expenses, property and equipment, including support for the proper calculation of depreciation expense, accounts payable, long term debt and notes payable, including the support for interest expense and accrued interest, and stock options, warrants, and transactions affecting stockholders’ equity.
We believe that the appointment of Mr. Perry as our Chief Financial Officer in April 2005 will help us to address the material weaknesses identified. Under Mr. Perry’s supervision, our company continues to implement remediation plans, including the following:
•	appropriate segregation of financial transaction duties and authorization controls between different individuals; and

•	oversight, approval and implementation of proper financial reporting practices and procedures.
ITEM 8B. OTHER INFORMATION
Entry into Material Definitive Agreements
In 2001, we defaulted on our note payable to Arimetco, Inc. in the principal amount of $1,550,000. We entered into negotiations with Arimetco that ultimately culminated in an amended loan, and a settlement and release of claims agreement between our company and Arimetco, in June 2002. Pursuant to the terms of the amended loan, we were required to make a $100,000 partial payment to Arimetco, and Arimetco agreed to forbear from commencing collection action against our company until June 2004. The amended loan remained secured by a lien on the Johnson Camp property. (For more details, see “Description of Business – History and Background of the Company – Detailed Discussion – Acquisition of the Johnson Camp Property.”)
On December 20, 2003, Nord Pacific entered into an Arrangement Agreement with Allied Gold Limited, pursuant to which Allied Gold acquired all of the outstanding shares of Nord Pacific in an Arrangement under the New Brunswick Business Corporations Act at an exchange ratio of one share of Allied Gold for one share of Nord Pacific. Immediately prior to the closing under the Arrangement Agreement, we held 3,697,561 Nord Pacific shares (representing approximately 17.74% of the then issued and outstanding shares of common stock of Nord Pacific), which were exchanged for 3,697,561 common shares of Allied Gold. In addition, the Arrangement Agreement called for the conversion of a subordinated debt in the amount of AUS$280,000 owed to us by Nord Pacific, into 1,400,000 common shares of Allied Gold.

In January 2004, our company acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona described as “Coyote Springs”, consisting of two State of Arizona exploration leases and 52 unpatented mining claims. The Coyote Springs property is a porphyry copper-gold exploration target with exposed, surface copper oxides and considerable potential for deeper copper sulfides. Coyote Springs is situated adjacent to the Phelps Dodge Corporation Dos Pobres copper development project near Safford.
During 2004, we issued convertible promissory notes to Stephen Seymour and Ronald Hirsch in the principal amounts of $66,000 and $106,000, respectively. The loans evidenced by these convertible notes accrue interest at 10% per annum, are unsecured and have been extended to mature on the earlier of May 8, 2006, or one week after the closing of an equity offer in which the Company raises in excess of $25 million, unless converted in accordance with their terms. The principal amounts of these loans (and at our option, the accrued interest thereon), may be converted on their maturity dates into common stock at the conversion price of $0.20 per share. (For more details, see “Management’s Discussion and Analysis and Plan of Operation – Liquidity and Financial Resources – Cash Flows from Financing Activities.”)
In June 2004, our company acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to purchase the leasehold rights and mining claims for a porphyry copper exploration target known as the Mimbres property, located near Silver City, New Mexico. The Mimbres property consists of 4.6 square miles of New Mexico State mineral leases and 45 unpatented mining claims. Mimbres is located seven miles southeast of the Phelps Dodge Corporation Chino mines open pit, mill and smelter complex.
In July 2004, we entered into an option agreement with Shirley Bailey to acquire a 100% interest in four unpatented mining claims in Cochise County, Arizona, known as the Texas Arizona Mine. We paid $980 to acquire the option and, if we elect to exercise the option, must pay an additional $10,000 within four years. The claims are located in the Johnson Mining District approximately three miles from the Johnson Camp Mine.
In October 2004, we completed a $2,750,000 loan facility with Regiment Capital III, L.P., a unit of Boston-based Regiment Capital Advisors, LLC. In connection with this loan, we entered into a Secured Promissory Note, a Security Agreement and a Pledge and Security Agreement. The note provided for interest only payments at 10% per annum payable monthly, that matured and was paid off in October 2005. This debt is collateralized by a first priority security interest in substantially all of our assets. We incurred debt issuance costs of $241,370 related to this note. We used $828,477 of the proceeds to pay off the Arimetco loan discussed above and used the remainder to fund our ongoing activities at the Johnson Camp Mine, the exploration at both the Coyote Springs project and the Mimbres project, and for general corporate purposes.
On October 14, 2004, we acquired a right of first refusal and an option to purchase from Ronald Hirsch and Stephen Seymour, two of our directors, assets comprising ASARCO LLC’s Tennessee Mines Division zinc business, including the Young, Immel and Coy mines, the Young Concentrator and the Middle Tennessee exploration properties. In consideration for the right of first refusal and the option, we assigned to Mr. Hirsch and Mr. Seymour all of our interests and rights to acquire ASARCO’s Tennessee Mines Division zinc business. We made this assignment after we were informed by our then senior lender that we were not permitted to make the acquisition directly at that time. There are no restrictions imposed by our current lender in respect of these zinc assets.

On February 26, 2005, Mr. Hirsch and Mr. Seymour assigned their interests and rights to acquire ASARCO’s Tennessee Mines Division zinc business to TMD Acquisition Corporation, a corporation formed by Mr. Hirsch and Mr. Seymour to facilitate an Asset Purchase Agreement dated March 21, 2005, with ASARCO. TMD agreed to assume all of the duties and obligations owed to us by Mr. Hirsch and Mr. Seymour with respect to the right of first refusal and the option. We own no interest in TMD. The option allows us to recoup the opportunity to purchase ASARCO’s Tennessee Mines Division zinc business in the future if the Asset Purchase Agreement is consummated.
On August 2, 2005, ASARCO purported to terminate the underlying Asset Purchase Agreement between ASARCO and TMD. ASARCO subsequently filed for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2005. TMD has informed us that it is disputing ASARCO’s position that the Asset Purchase Agreement has terminated under its own terms. Accordingly, we are not certain at this time whether or not the option will be upheld as currently exercisable, or whether this transaction will ultimately be of any direct value to us. However, our board of directors is considering these matters and whether it would be in the best interests of our company to endeavor to acquire these assets.
On June 21, 2005, we entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and matures on the earlier of May 8, 2006, or one week following the closing of an equity offering in which we raise not less than $25 million. In consideration for the issuance of the line of credit, we agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to the Company. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years. In connection with our loan from Auramet Trading, Mr. Hirsch, Mr. Seymour and Auramet Trading entered into a Subordination Agreement dated October 17, 2005 whereby Mr. Hirsch and Mr. Seymour agreed to subordinate all present and future loans to us in favor of any and all indebtedness that we have with Auramet Trading. This Subordination Agreement was superseded by a new Subordination Agreement dated November 8, 2005 in connection with our loan from Nedbank Limited. (For more details, see “Description of Business – History and Background of the Company – Detailed Discussion – Acquisition of the Johnson Camp Property.”)
On August 3, 2005, we granted to Titanium Resources Group an option to acquire our Class B share in SRL Acquisition No. 1 by December 15, 2005, for an aggregate option and purchase price equal to $1,500,000. On August 17, 2005, we sold a 2/15 fractional interest in the Class B share to Titanium Resources Group in consideration of $200,000 plus the amount of $100,002 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share. We continued to hold a 13/15 fractional interest in the single outstanding Class B share of SRL Acquisition No.1, which remained subject to the option granted to Titanium Resources Group, exercisable until December 15, 2005 at the proportionately reduced price of $1,300,000. After we entered into the option with Titanium Resources Group, we discovered that Titanium Resources had made arrangements to list its shares on the Alternative Investment Market of the London Stock Exchange (commonly referred to as AIM). On December 3, 2005, we initiated legal proceedings against Titanium Resources Group claiming, among other things, that they purposefully concealed the impending public offering from us during the negotiation of the option agreement and thereby deprived us of the opportunity to account for the positive impact the AIM listing would have on the value of the Class B share in determining a fair price for the share. Further, as disclosed in the AIM listing, Titanium Resources Group had orchestrated a change in the corporate structure of the mine’s ownership. We allege that this was done without our consent and is contrary to their agreement with us (see “Description of Business – History and Background of the Company– Detailed Discussion – Our Current Interest in the Sierra Rutile Project”).
On October 17, 2005, we obtained a loan in the amount of $2,850,000 from Auramet Trading, LLC, of which $1,850,000 was funded by Ronald Hirsch pursuant to an Agreement for Credit Risk Participation dated October 17, 2005, between Auramet Trading and Ronald Hirsch. The agreement gave Mr. Hirsch the right to own a 65% interest in the loan and in all documents, instruments and collateral issued by Auramet Trading, as well as all payments, recoveries or distributions in connection with the loan. We issued a secured promissory note to Auramet Trading that provided for interest only payments at a rate of 9% per annum payable monthly and the note was to mature on the earlier of April 17, 2006 or the closing of an equity offering in which we raised not less than $25,000,000. The note was secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated October 17, 2005, relating to the Johnson Camp property granting Auramet Trading a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, that has since been discharged. Pursuant to the terms of the note, we were required to make an irrevocable offer to Auramet Trading to pay off the note at 101% of the principal amount outstanding upon the occurrence of certain mandatory repurchase events. Such mandatory repurchase events include, among other things, the acquisition by any person (together with all affiliates) of 51% or more of the outstanding voting securities of our company, or a change to our Board of Directors to the extent that those individuals who constituted our Board of Directors at the time of the financing no longer constitute a majority of the Board. We used $2,763,561 of the proceeds from this loan to pay off the Regiment Capital III, L.P. loan and $40,000 to pay Auramet Trading’s closing fee. (For more details, see “Description of Business – History and Background of the Company – Detailed Discussion – Acquisition of the Johnson Camp Property.”)
On November 8, 2005, we obtained a loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading, LLC participated through the contribution of the $1,000,000 outstanding amount payable by us under the October 17, 2005 loan. Auramet Trading contributed this funding pursuant to an agreement between Nedbank and Auramet Trading. We issued a secured promissory note to Nedbank that provides for interest only payments at a rate of 9% per annum payable monthly and the note matures on the earlier of May 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000. The note is secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated November 8, 2005, relating to the Johnson Camp property granting Nedbank a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property. Pursuant to the terms of the note, we are required to make an irrevocable offer to Nedbank to pay off the note at 101% of the principal amount outstanding upon the occurrence of certain mandatory repurchase events. Such mandatory repurchase events include, among other things, the acquisition by any person (together with all affiliates) of 51% or more of the outstanding voting securities of our company, or a change to our Board of Directors to the extent that those individuals who constituted our Board of Directors at the time of the financing no longer constitute a majority of the Board. We used $1,860,175 of the proceeds from this loan to repay the portion of the Auramet Trading that was contributed by Ronald Hirsch, $5,500 to pay the accrued interest on the Auramet Trading loan, $50,000 to pay the legal fees of Auramet Trading in connection with the bridge loan, $400,000 to Auramet Trading to purchase copper put options, $100,000 to pay the closing fee of Nedbank, and are using the remainder to fund our ongoing activities at the Johnson Camp property and for general corporate purposes. (For more details, see “Description of Business – History and Background of the Company – Detailed Discussion – Acquisition of the Johnson Camp Property.”)
Termination of a Material Definitive Agreement
In October 2004 we settled the debt we owed to Arimetco, Inc. in connection with our acquisition of the Johnson Camp Mine. When we acquired the Johnson Camp Mine, we issued to Arimetco a promissory note payable in the amount of $1,550,000. This note was payable in annual installments of $500,000, $500,000 and $550,000, due June 2000, 2001 and 2002, respectively, together with interest at 8% per annum, payable quarterly. In 2001, we defaulted on the loan. We subsequently entered into a written settlement and release of claims with Arimetco in June 2002. Pursuant to the terms of this settlement, we were required to make a $100,000 payment in partial satisfaction of our debt to Arimetco, and Arimetco agreed to forbear from commencing collection actions under the note against us until June 2004. The note was collateralized by a lien on the Johnson Camp Mine. On receipt of our loan from Regiment Capital we paid off the principal balance plus accrued interest on the note to Arimetco with a payment of $828,477, resulting in a gain on settlement of debt of $425,133. Arimetco released its security interest and liens on the Johnson Camp Mine.
In October 2004, we issued 247,091 shares of common stock to settle outstanding payables in the amount of $260,880 and issued 130,645 shares of common stock to Rex Loesby for consulting services valued at $48,822.
In October 2005, we repaid the loan to Regiment Capital III, L.P. from the proceeds of the loan from Auramet Trading. Regiment Capital has released its security interest and liens on the Johnson Camp property.
In November 2005, as part of the loan from Nedbank Limited, we made arrangements to extinguish the debt with Auramet Trading. Auramet Trading has released its security interest and liens on the Johnson Camp property.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Directors and Executive Officers
In October 2003, we implemented a change in management to focus on our growth and development strategy. The following table and information that follows sets forth the names and positions of our directors and executive officers:

		Current Office with
Name and Municipality		Nord Resources
of Residence	Age	Corporation	Director Since
Ronald A. Hirsch	62	Director, Chairman and Chief Executive Officer	September 7, 2000
Laguna Beach, CA

Erland A. Anderson	62	Director, President and Chief Operating Officer	October 15, 2003
Tucson, AZ

Stephen Seymour	63	Director	October 15, 2003
Baltimore, MD

John T. Perry	39	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer	N/A
Tucson, AZ
The following is a description of the business background of the directors and executive officers of our company.
Ronald A. Hirsch – Mr. Hirsch, a director of our company who became Chairman and Chief Executive Officer on October 19, 2003, has over 30 years experience in the investment and corporate finance community. Since 1997, he has served as the president of Hirsch Enterprises, a private investment firm based in Laguna Beach, California. Until 1997, Mr. Hirsch was Senior Vice President - Investments with Lehman Brothers in New York where he was employed for 20 years, and previous to that he was a Vice-President with Dean Witter for five years. He holds a bachelors degree in economics from Michigan State University and pursued advanced studies in Finance at New York University.

Erland A. Anderson – Mr. Anderson, a director of our company who was appointed our President and Chief Operating Officer on October 19, 2003, has over 30 years operational experience in the mining industry. From December 30, 2002 to October 2003, he was our Vice President. From June, 1999 to December 30, 2002, he served as our Operations Manager and from 1994 to 1999 was North American Operations Manager for Nord Pacific Limited. Prior to 1994, Mr. Anderson was Vice President of Minera Roca Roja, S.A. de C.V., Walhalla Mining Company and Keweenaw Copper Company and a Director of Technical Services for St. Joe Minerals Corporation where he was employed for 14 years and had responsibility for mine planning and technical services. Mr. Anderson holds a degree in Civil Engineering Technology from Michigan Technological University and is a member of the Society for Mining, Metallurgy, and Exploration of the American Institute of Mining, Metallurgical, and Petroleum Engineers.
Stephen D. Seymour – Mr. Seymour was appointed a director of our company on October 15, 2003. He has over 30 years experience in sales, marketing and finance. Mr. Seymour has owned and been employed by Rockland Investments since 1986 before joining our company. Mr. Seymour spent 15 years with Westinghouse Broadcasting where he was head of all television sales and marketing and a member of the board of the Broadcasting Division. Since 1980, he has specialized in leveraged buy outs, turn around situations and under managed and under capitalized ventures. Mr. Seymour holds an undergraduate degree from Rutgers University and an MBA from Columbia University.
John T. Perry – Mr. Perry was appointed as our Senior Vice President and Chief Financial Officer on April 1, 2005 and Secretary and Treasurer in September 2005. Mr. Perry has over 15 years (1989 to present) of mining and metals industry experience. Before joining us, Mr. Perry was Vice President, Director with CB Richard Ellis, International Mining and Metals Group from December 2003 to August 2005. Prior to that, he held various positions with BHP Billiton Base Metals and BHP Copper including Vice President Finance with BHP Billiton Base Metals from August 2002 to November 2003, President, BHP Copper, Inc from August 1999 to August 2002, and Vice President Finance and Administration for BHP Copper, Inc. He is a Certified Public Accountant and holds an undergraduate degree in Accounting and Finance as well as an MBA from the University of Arizona.
Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.
Committees of the Board of Directors
Our Board of Directors is actively seeking candidates for appointment as independent directors. Once at least three independent directors have been identified and appointed, our Board of Directors intends to establish three board committees: an Audit Committee, a Compensation Committee and a Corporate Governance/Nominating Committee.
The information below sets out the current members of each of Nord Resources Corporation’s board committees and summarizes the functions of each of the committees in accordance with their mandates.
Audit Committee
Currently, our full Board of Directors discharges the duties of an audit committee. Once at least three independent directors have been appointed, we expect that our Audit Committee will be structured to comply with Rule 10A-3 under the Securities Exchange Act of 1934, and the audit committee rules of the American Stock Exchange. At least one of the members of the Audit Committee will have to satisfy the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission.
The Audit Committee will meet with management and our external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. The Audit Committee will review our significant financial risks, will be involved in the appointment of senior financial executives and will annually review our insurance coverage and any off-balance sheet transactions.
The Audit Committee will be mandated to monitor our Company’s audit and the preparation of financial statements and to review and recommend to the board of directors all financial disclosure contained in our company’s public documents. The Audit Committee will also be mandated to appoint external auditors, monitor their qualifications and independence and determine the appropriate level of their remuneration. The external auditors will report directly to the Audit Committee and to the board of directors. The Audit Committee and board of directors will each have the authority to terminate the external auditor’s engagement (subject to confirmation by our stockholders). The Audit Committee will also approve in advance any permitted services to be provided by the external auditors which are not related to the audit.
Compensation Committee
Currently, our full Board of Directors discharges the duties of a compensation committee. Once at least three independent directors have been appointed and a formal Compensation Committee has been constituted, such Committee will be responsible for considering and authorizing terms of employment and compensation of directors, executive officers and providing advice on compensation structures in the various jurisdictions in which our company operates. In addition, the Compensation Committee will review our overall salary objectives and any significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and propose any awards of stock options and incentive and deferred compensation benefits.
Corporate Governance and Nominating Committee
Currently, our full Board of Directors discharges the duties of a nominating committee. Once at least three independent directors have been appointed and a formal Corporate Governance and Nominating Committee has been constituted, such Committee will be responsible for developing our approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee will also be mandated to plan for the succession of our company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee will be responsible for the development and implementation of corporate communications to ensure the integrity of our disclosure controls and procedures, internal control over financial reporting and management information systems. The purview of the Corporate Governance and Nominating Committee will also include the administration of our board of directors’ relationship with our management.
Compliance with Section 16(A) of the Securities Exchange Act
Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have not yet received copies of any such forms, and believe that during the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000 these filing requirements were not complied with.
Code of Ethics
Effective January 5, 2006, we have adopted a Code of Ethics that applies to all of our directors and officers. This code summarizes the legal, ethical and regulatory standards that we must follow and is a reminder to our directors and officers of the seriousness of that commitment. Compliance with this code and high standards of business conduct is mandatory for each of our directors and officers. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:
1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2) compliance with applicable governmental laws, rules and regulations;
3) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and
4) accountability for adherence to the Code of Ethics.
We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Nord Resources Corporation, at 3048 Seven Dash Road, Dragoon, Arizona, USA, 85609.
ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation Table
Particulars of compensation awarded to, earned by or paid to:
(a)	our company’s Chief Executive Officer during the fiscal years ended December 31, 2004, 2003, 2002, 2001 or 2000;

(b)	each of our company’s four most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended December 31, 2004, 2003, 2002, 2001 or 2000, and whose total salary and bonus exceeds $100,000 per year; and

(c)	any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the fiscal years ended December 31, 2004, 2003, 2002, 2001 or 2000;
(the “named executive officers”) are set out in the summary compensation table below.

		Annual Compensation					Long Term Compensation
							Awards			Payouts
							Common		Restricted
							Shares		Shares
							Underlying		or
							Options/		Restricted	Long Term	All Other
Name and					Other Annual		SARs		Share	Incentive	Compen-
Principal	Fiscal	Salary		Bonus	Compensation		Granted		Units	Plan Payouts	sation
Position	Year	($)		($)	($)		(#)		($)	($)	($)
Ronald A.	2004	200,000	(1)	—	—		—		—	—	—
Hirsch	2003	—		—	90,000	(2)	3,000,000	(3)	—	—	—
Chairman and	2002	—		—	120,000	(2)	—		—	—	—
Chief Executive	2001	—		—	110,000	(2)	—		—	—	—
Officer	2000	—		—	—		250,000		—	—	—

Erland A.	2004	150,000	(4)	—					—	—	—
Anderson	2003	109,890	(4)	—	—		1,500,000		—	—	—
President and	2002	20,048		—	77,163	(5)	—		—	—	—
Chief Operating	2001	—		—	—		—		—	—	—
Officer	2000	—		—	—		—		—	—	—

John	2004	—		—	—		(1,000,000	)(8)	—	—	—
Champagne(6)	2003	300,000	(7)	—	—		—		—	—	—
Chairman and	2002	400,000	(7)	—	—		—		—	—	—
Chief Executive	2001	366,667	(7)	—	—		—		—	—	—
Officer	2000	—		—	—		1,000,000		—	—	—

Pierce Carson	2004	—		—	—		—		—	—	—
Chief Executive	2003	—		—	—		—		—	—	—
Officer	2002	—		—	—		—		—	—	—
	2001	20,625		—	—		—		—	—	—
	2000	141,831		—	—		—		—	—	—

(1)	Entire amount of $200,000 has been deferred.

(2)	Deferred compensation for consulting services while serving as non-executive director.

(3)	During June 2004, Mr. Hirsch exercised 1,750,000 stock options at an aggregate exercise price of $35,000. During June 2005 we agreed to rescind this stock option exercise, and issued Mr. Hirsch a convertible promissory note for the $35,000 received by us as the exercise price but which was not refunded to Mr. Hirsch upon cancellation of the underlying stock. In connection with this rescission, in April 2005, we granted a new stock option to Mr. Hirsch entitling him to purchase 1,750,000 common shares at an exercise price of $0.02 per share. (See “Certain Relationships and Related Transactions” for additional details.)

(4)	$140,000 and $32,500 of salary deferred in 2004 and 2003, respectively.

(5)	Amounts payable for consulting services to Mine Tech Services, an entity owned by Erland Anderson.

(6)	John Champagne’s employment was terminated October 3, 2003.

(7)	$256,105, $296,895 and $215,000 of salary deferred in 2001, 2002 and 2003, respectively. All unpaid salary and benefits were lost by Mr. Champagne as a result of his termination October 3, 2003.

(8)	Represents common shares underlying incentive stock options that were cancelled as a result of Mr. Champagne’s termination.
Option/SAR Grants Table
During the year ended December 31, 2004, we granted no stock options to our named executive officers.
Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values
During the year ended December 31, 2004, the number and value of stock options exercised was as follows:

(a)	(b)	(c)	(d)	(e)
Value of
Unexercised
In-the-Money
			Number of Securities	Options/SARs at
			Underlying Unexercised	FY-End ($)
	Shares Acquired on		Options/SARs at FY-End(#)	Exercisable/
Name	Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Unexercisable
Ronald A. Hirsch	3,000,000	640,000	250,000/0	42,500/0
Erland A. Anderson	150,000	19,500	1,350,000/0	445,500/0
Long Term Incentive Plan Awards
We currently have no long term incentive plans in place.
Compensation of Directors
Independent board members who are not employed by us in any capacity other than as a director are entitled to be compensated for their services as follows:
•	$18,000 per annum while the independent board member serves on the board.

•	$1,000 for any board meeting physically attended.

•	$500 for board meeting attended by telephone.

•	Any expenses, travel, administrative, telephone or other costs associated with a Board member’s fulfilling his or her duties as a Board member will be reimbursed by us.
Employment Contracts and Termination of Employment and Change-In-Control Arrangements
On January 2, 2004, we entered into an Executive Employment Agreement with Erland A. Anderson to serve as our President. The term of this agreement is for three years, and the agreement is subject to automatic renewal for successive one year periods unless cancelled by either of the parties. Mr. Anderson’s base salary under the agreement is $150,000 annually. Mr. Anderson is also entitled to participate in a formal incentive stock option plan, once adopted by us. Additionally, Mr. Anderson is entitled to participate in all health, insurance, retirement and other benefits provided to our other senior executives pursuant to authorization by our board of directors. Absent a change in control, if we terminate Mr. Anderson for any reason not for cause, we must continue to pay Mr. Anderson’s salary and health and dental insurance premiums for the remainder of the term. Following a change in control, in the event we terminate Mr. Anderson for any reason other than for death/disability or cause, we are required to pay Mr. Anderson all accrued unpaid salary, bonuses, and expenses, a lump sum equal to three times his base salary, and we are required to pay for his health, dental, and disability insurance premiums for 18 months. Mr. Anderson may also elect to terminate his employment following a change of control and receive these payments. In connection with his employment with our company, Mr. Anderson received stock options for the purchase of up to 1,500,000 shares of our common stock with an exercise price of $0.02 per share, which was the market price at the time of grant.
On January 2, 2004, we entered into an Executive Employment Agreement with Ronald Hirsch to serve as our CEO. The term of this agreement is for three years, and the agreement is subject to automatic renewals for successive one year periods unless cancelled by either of the parties. Mr. Hirsch’s base salary under the agreement is $200,000 annually. Mr.Hirsch is also entitled to participate in a formal incentive stock option plan, once adopted by us. In addition, Mr. Hirsch is entitled to participate in all health, insurance, retirement and other benefits provided to our other senior executives pursuant to authorization by our board of directors. Absent a change in control, if we terminate Mr. Hirsch for any reason not for cause, we must continue to pay Mr. Hirsch’s salary and health and dental insurance premiums for the remainder of the term. Following a change in control, in the event we terminate Mr. Hirsch for any reason other than for death/disability or cause, we are required to pay Mr. Hirsch all accrued unpaid salary, bonuses, and expenses, a lump sum equal to three times his base salary, and we are required to pay for his health, medical, and disability insurance premiums for 18 months. Mr. Hirsch may also elect to terminate his employment following a change of control and receive these payments. In connection with his employment by our company, Mr. Hirsch received stock options for the purchase of up to 3,000,000 shares of our common stock with an exercise price of $0.02 per share, which was the market price at the time of grant.
On February 16, 2004, we entered into an employment agreement with Rex E. Loesby, P.E. for consulting services. On October 8, 2004, we entered into an employment agreement with Mr. Loesby, effective retroactively as of June 17, 2004,to renew the February 16, 2004 agreement to provide consulting services to us, as well as to act as our Director of Corporate Development and/or Vice President of Corporate Development until such time as corporate funding necessary to place the Johnson Camp Mine into production is secured or at such time as the employment agreement is cancelled by either party. In consideration for Mr. Loesby’s services, we agreed to issue him 12,500 shares of our common stock for each full month of his consulting services with any partial month paid on a pro-rata basis. In October 2004, we issued Mr. Loesby 130,645 shares of our common stock as settlement for payment due under his consulting agreement. The issued shares were valued at $48,822.
Effective April 1, 2005, we hired John Perry as our Senior Vice President and Chief Financial Officer. In connection with his hiring, we executed a memorandum of understanding with Mr. Perry which states that for employment services rendered, Mr. Perry will be compensated on a monthly basis with 20,000 shares of common stock until such time that we receive funding of at least $10,000,000. Additionally, we agreed to issue 500,000 shares of common stock to Mr. Perry as a signing bonus, of which 250,000 were issued upon the execution of the memorandum of understanding, and the remaining 250,000 will be disbursed one year thereafter. We also issued stock options to Mr. Perry entitling him to purchase up to 500,000 shares of our common stock, exercisable for a term of five years, as follows: (a) 200,000 shares at an exercise price of $0.30 per share; (b) 100,000 at an exercise price oft $0.40 per share; (c) 100,000 at an exercise price of $0.50 per share; and (d) 100,000 at an exercise price of $0.60 per share.
On April 18, 2005, we entered into an employment agreement with John T. Perry to serve as our Senior Vice President and Chief Financial Officer. The term of this agreement is for two years, and the agreement is subject to automatic renewal for successive one year periods unless cancelled by either of the parties. Mr. Perry’s base salary under the agreement is $175,000 annually, although Mr. Perry has agreed to accept 20,000 shares of common stock per month under his memorandum of understanding with us, in lieu of cash salary, until we have received funding of at least $10,000,000. The agreement also confirms that Mr. Perry will be compensated in the form of common shares of our company until such time as we complete a financing of at least $10 million. In addition, Mr. Perry is entitled to participate in a formal incentive stock option plan, once adopted by us. Mr. Perry is also entitled to participate in all health, insurance, retirement and other benefits provided to our other senior executives pursuant to authorization by our board of directors. Absent a change in control, if we terminate Mr. Perry for any reason not for cause, we must pay Mr. Perry’s salary and health and dental insurance premiums for the remainder of the term. Following a change in control, in the event we terminate Mr. Perry for any reason other than for death/disability or cause, we are required to pay Mr. Perry all accrued unpaid salary, bonuses, expenses, a lump sum equal to three times his base salary, and we are required to pay for his health, dental, and disability insurance premiums for 18 months. Mr. Perry may also elect to terminate his employment following a change of control and receive these payments.

Report on Repricing of Options/SARs
None.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following tables set forth information as of December 31, 2005 regarding the beneficial ownership of our common stock by:
•	each person who is known by us to beneficially own more than 5% of our shares of common stock; and

•	each named executive officer, each director and all of our directors and executive officers as a group.
The number of shares beneficially owned and the percentage of shares beneficially owned are based on 30,418,347 shares of common stock outstanding as of December 31, 2005.
For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2005, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

	As at December 31, 2005
Name and Address of Beneficial Owner	Shares(1)		Percent of Class

Executive Officers and Directors(2)

Ronald A. Hirsch
Director, Chairman and Chief Executive Officer	7,456,750	(3)	21.9%

Erland A. Anderson
Director, President and Chief Operating Officer	1,500,000	(4)	4.7%

Stephen D. Seymour
Director	4,838,907	(5)	15.0%

John Perry
Senior Vice President, Chief Financial Officer	1,215,714	(6)	3.9%

Directors and Executive Officers as a Group (Four Persons)	15,011,371	(7)	39.7%

Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)

John F. Champagne	3,105,000		10.2%

Summo USA Corporation	1,600,000		5.3%

(1)	Based on 30,418,347 shares of common stock issued and outstanding as of December 31, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	The address of the executive officers and directors is c/o Nord Resources Corporation, 3048 North Seven Dash Road, P.O. Box 384, Dragoon, Arizona 85609. Ronald Hirsch and Erland Anderson are Named Executive Officers.

(3)	Includes options to acquire up to 1,750,000 common shares, and warrants to acquire up to 1,130,000 common shares exercisable within sixty days. Also includes 800,750 common shares issuable upon conversion of convertible promissory notes.

(4)	Includes options to acquire up to 1,350,000 common shares exercisable within sixty days.

(5)	Includes options to acquire up to 250,000 common shares, warrants to acquire up to 1,130,000 common shares exercisable within sixty days, 1,575,000 common shares held by Mr. Seymour as a co-trustee of a trust, 320,757 common shares held jointly with his spouse, and 36,300 owned by his spouse. Mr. Seymour disclaims beneficial ownership of the 36,300 common shares owned by his spouse. Also includes 371,250 common shares issuable upon conversion of convertible promissory notes.

(6)	Includes options to acquire up to 500,000 common shares and warrants to acquire up to 142,857 common shares exercisable within sixty days.

(7)	Includes options to acquire up to 3,850,000 common shares, warrants to acquire up to 2,402,857 common shares exercisable within sixty days. Also includes 1,172,000 common shares issuable upon conversion of convertible promissory notes.
We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.
We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction as at December 31, 2004, or in any proposed transactions, which has materially affected or will materially affect us.
At December 31, 2004 we have accrued $295,000 for consulting services performed by Ronald Hirsch, Chairman and Chief Executive Officer under a verbal arrangement. On December 31, 2004, Mr. Hirsch converted $25,000 of the accrued consulting liability into a convertible promissory note, which has a balance of $106,000 at year-end.
During 2004, we issued convertible promissory notes to Stephen Seymour and Ronald Hirsch in the principal amounts of $66,000 and $106,000, respectively. The loans evidenced by these convertible notes accrue interest at 10% per annum, are unsecured and have been extended to mature on the earlier of May 8, 2006, or one week after the closing of an equity offer in which the Company raises in excess of $25 million, unless converted in accordance with their terms. The principal amounts of these loans and (at our option, the accrued interest thereon), may be converted on their maturity dates into common stock at the conversion price of $0.20 per share. (For more details, see “Management’s Discussion and Analysis and Plan of Operation – Liquidity and Financial Resources – Cash Flows from Financing Activities.”)
As of December 31, 2004, we have accrued $78,448 in accounts payable for consulting services performed by Mine Tech Services, an entity owned and operated by Erland Anderson, our President and a member of our board of directors under a verbal arrangement. Services from Mine Tech Services ceased in 2002.
As of December 31, 2004, we have accrued $200,000 and $172,500 in unpaid salary to Mr. Hirsch and Mr. Anderson, respectively.

In June 2004, we agreed to compensate Rex Loesby, our former Vice President of Corporate Development and Treasurer with 12,500 shares of common stock per month for his services. Furthermore, in consideration of past consulting services provided to us during 2004 by Mr. Loesby, we issued 50,000 shares of common stock to Mr. Loesby. We issued a total of 130,645 shares of common stock to Mr. Loesby during 2004 for consulting services, valued at $48,822. Between January 2005 and May 2005, we issued 67,271 shares of common stock valued at $22,720 to Rex Loesby for consulting services. As of May 9, 2005 Mr. Loesby is no longer an officer or employee of ours.
In July 2004, Mr. Loesby purchased 71,500 units of our common stock in a private placement for total proceeds to our company of $25,025. The units include warrants to purchase 35,750 additional shares of common stock at an exercise price of $0.35 per share.
On October 14, 2004, we acquired a right of first refusal and an option to purchase from Ronald Hirsch and Stephen Seymour, two of our directors, assets comprising ASARCO LLC’s Tennessee Mines Division zinc business. In consideration for the right of first refusal and the option, we assigned to Mr. Hirsch and Mr. Seymour all of our interests and rights to acquire ASARCO’s Tennessee Mines Division zinc business. We made this assignment after we were informed by our senior lender that we were not permitted to make the acquisition directly at that time.
On February 26, 2005, Mr. Hirsch and Mr. Seymour assigned their interests and rights to acquire ASARCO’s Tennessee Mines Division zinc business to TMD Acquisition Corporation, a corporation formed by Mr. Hirsch and Mr. Seymour to facilitate an Asset Purchase Agreement dated March 2005, with ASARCO. See “Description of Business – History and Background of the Company – Detailed Discussion – Tennessee Mining Division Assets”.
During June 2004, Ronald Hirsch exercised 1,750,000 stock options at an exercise price of $35,000. Subsequently, during June 2005, we agreed to rescind this stock option exercise in order to facilitate tax planning by Mr. Hirsch. In exchange for the $35,000 that was paid to exercise the stock options, we issued Mr. Hirsch a convertible promissory note for $35,000 and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10.0% per annum and is convertible on the maturity date of January 1, 2006 into common stock at a conversion rate of $0.175 per share. The maturity of this note has been extended to the earlier of May 8, 2006, or one week after the closing of an equity offer in which the Company raises in excess of $25 million. In connection with this rescission, on April 4, 2005, we granted a new stock option for the purchase of 1,750,000 common shares at an exercise price of $0.02 per share. As a result of this transaction, the company recognized approximately $490,000 of compensation expense on the date of the grant of the option. The stock option has a five year term and will be accounted for under the variable method of accounting until the earlier of the exercise or expiration of the option.
On June 21, 2005, we entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and matures on December 31, 2005. The maturity of this loan has been extended to the earlier of May 8, 2006, or one week after the closing of an equity offer in which the Company raises in excess of $25 million. In consideration for the issuance of the line of credit, we agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to us. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years. In connection with our loan from Auramet Trading, LLC, Mr. Hirsch, Stephen D. Seymour and Auramet Trading entered into a Subordination Agreement dated October 17, 2005 whereby Mr. Hirsch and Mr. Seymour agreed to subordinate all present and future loans to us in favor of any and all indebtedness that we have with Auramet Trading. This Subordination Agreement was superseded by a new Subordination Agreement dated November 8, 2005 in connection with our loan from Nedbank Limited. For more details, see “Description of Business

– History and Background of the Company – Detailed Discussion – Acquisition of the Johnson Camp Property.”
On October 17, 2005, we obtained a loan in the amount of $2,850,000 from Auramet Trading, LLC, of which $1,850,000 was funded by Ronald Hirsch pursuant to an Agreement for Credit Risk Participation dated October 17, 2005, between Auramet Trading and Mr. Hirsch. The agreement gave Mr. Hirsch the right to own a 65% interest in the loan and in all documents, instruments and collateral issued by Auramet Trading, as well as all payments, recoveries or distributions in connection with the loan. On November 8, 2005, we used $1,860,175 of the proceeds from the loan from Nedbank Limited to repay the portion of the Auramet Trading that was contributed by Ronald Hirsch.
Other than compensatory arrangements described above under “Executive Compensation,” we have no other transactions, directly or indirectly, with our promoters, directors, senior officers or principal shareholders, which have materially affected or will materially affect us.
Where You Can Find More Information
Statements contained in this annual report as to the contents of any contract, agreement or other document referred to include those terms of such documents that we believe are material. Whenever a reference is made in this annual report to any contract or other document of ours, you should refer to the exhibits that are a part of the annual report for a copy of the contract or document.
You may read and copy all or any portion of the annual report or any other information that Nord Resources Corporation files at the SEC’s public reference room at One Station Place,100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the registration statement, are also available to you on the SEC’s website at www.sec.gov.
Glossary of Technical Terms
SEC Industry Guide 7 Definitions

reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established.

probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.
Definitions of Technical Terms
     Following are definitions of certain technical terms used in this annual report.
Anomaly. A geological feature, especially in the subsurface, distinguished by geological, geophysical, or geochemical means, which is different from the general surroundings and is often of potential economic value.
Cathode Copper. A marketable product of copper resulting from SX-EW.
Fault. A planar feature produced by breaking of the Earth’s crust with movement on one, or both, sides of the plane.
Feasibility Study. A comprehensive study of a deposit in which all geological, engineering, operating, economic and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.
Geophysical. Surveys that are conduced to measure the Earth’s physical properties as a means of identify areas where anomalous features may exist.
Heap Leaching. A process whereby copper is recovered from ore by heaping broken ore on sloping impermeable pads, repeatedly irrigating the heaps with a diluted sulphuric acid solution which dissolves the copper content in the ore, collecting the copper-laden solutions (PLS), and stripping the solution of copper.
Leach. The dissolution of soluble constituents from a rock or orebody by the natural or artificial action of percolating solutions.
Lerchs-Grossman Analysis. A method of precise open pit optimization commonly used in the mining industry. The technique, founded in 3-dimensional graph theory, relies on a regular system of blocks which defines the value (profit, loss) and type (ore, waste) of material contained in the blocks. Each block receives a positive or negative value representing the dollar value (profit/loss) that would be expected by excavating and extracting the mineral.
Lithology. The character of a rock described in terms of its structure, color, mineral composition, grain size, and arrangement of its component part. It is all those visible features that in the aggregate impart individuality to the rock.
Manto. A flat-lying, bedded deposit; either a sedimentary bed or a replacement strata-bound orebody.
Mine. An opening or excavation in the ground for the purpose of extracting minerals; a pit or excavation from which ores or other mineral substances are taken by digging; an opening in the ground made for the purpose of taking out minerals; an excavation properly underground for digging out some usual product, such as ore, including any deposit of any material suitable for excavation and working as a placer mine; collectively, the underground passage and workings and the minerals themselves.
Mineralized. Material added by hydrothermal solutions, principally in the formation of ore deposits. Often refers to the presence of a mineral of economic interest in a rock.
Mixer-settler. Extraction apparatus. A mixer-settler consists of an agitation tank (commonly known as a “mixer” or “mix box”) in which the aqueous and organic solutions are contacted (e.g. PLS and kerosene), and a shallow gravity settling basin (commonly known as a “settler”) where the mixed solutions are allowed to settle due to natural gravity. The resulting individual layers of solution are capable of separate discharge.
Open Pit Mining. The process of excavating an ore body from the surface in progressively deeper layered cuts or steps. Sufficient waste rock adjacent to the ore body is removed to maintain mining access and to maintain the stability of the resulting pit.
Open Pit. A surface mine working open to daylight, such as a quarry.
Ore. The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituent.
Oxide. A mineral compound characterized by the linkage of oxygen with one or more metallic elements. Sulfide minerals typically convert to oxides on exposure to oxygen. Oxides are more amenable to heap leach techniques than are sulfides.
Patented Mining Claims. A patented mining claim is one for which the Federal Government has passed its title to the claimant, making it private land. A person may mine and remove minerals from a mining claim without a mineral patent. However. a mineral patent gives the owner exclusive title to the locatable minerals. It also gives the owner title to the surface and other resources.
Porphyry. An igneous rock containing conspicuous crystals or phenocysts in a fine-grained groundmass; type of mineral deposit in which ore minerals are widely disseminated, generally of a low grade by large tonnage.
PLS. Pregnant Leach Solution is acidic copper-laden water generated from stockpile leaching and heap leaching. Pregnant Leach Solution is used in the SX-EW process.
Raffinate. The portion of an original liquid (PLS) that remains after other components have been dissolved by a solvent..

Reverse Circulation. The circulation of bit-coolant and cuttings-removal liquids, drilling fluid, mud, air, or gas down the borehole outside the drill rods and upward inside the drill rods. Often used to describe an advanced drilling and sampling method that takes a discrete sample from a drill interval with the objective of maintaining sample integrity.
Reserve. Measurement of size and grade of a mineral deposit that infers parameters have been applied to assess the potential for economic development.
Resource. The measurement of size and grade of a mineral deposit, without any inferred economic parameters.
Sediments. Material that has been deposited on the surface of the Earth through geologic means, usually transported and deposited by water. This material may eventually be cemented into rock.
Strike. The course or bearing of the outcrop of an inclined bed, vein, or fault plane on a level surface; the direction of a horizontal line perpendicular to the direction of the dip.
Sulfide. A mineral compound characterized by the linkage of sulphur with a metal.
Solvent extraction-electrowinning (SX-EW). A hydrometallurgical process for the recovery of copper from oxide ores through the use of an organic solvent and strong acid to concentrate the metal in solution, and using electrolysis to plate the metal out of solution. Produces a high-grade product that can be treated and sold as refined metal.
Tons. A unit of weight measurement. In this annual report it means dry short tons (2,000 pounds).
Unpatented mining claims. Land which has been staked and recorded in appropriate mining registries and in respect of which the owner has the right to explore for and exploit the minerals contained in such land and to conduct mining operations thereon. In this annual report, unpatented mining claims refers to lode claims (and not placer claims).
ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation*

3.2	Amended and Restated Bylaws (as amended) of Nord Resources Corporation*

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities*

4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004*

4.3	Warrant Certificate #2 issued by Nord Resources Corporation to Auramet Trading, LLC, dated October 17, 2005*

4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004*

4.5	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004*

4.6	Deed of Release and Reconveyance (Beneficiary) signed by Arimetco Inc., as Beneficiary dated October 18, 2004*

4.7	Security Agreement granted by Nord Resources Corporation et al to Regiment Capital III, L.P. dated October 19, 2004*

4.8	Promissory Note for $2,750,000 issued by Nord Resources Corporation to Regiment Capital III, L.P. dated October 19, 2004*

4.9	Pledge and Security Agreement between Nord Resources Corporation and Regiment Capital III, L.P. dated October 19, 2004*

4.10	Post-Closing Letter Agreement between Nord Resources Corporation and Regiment Capital III, L.P. regarding conditions subsequent dated October 19, 2004*

4.11	Perfection Certificate completed by Nord Resources Corporation for Regiment Capital Advisors, LLC dated October, 2004*

4.12	Amendment No. 1 to Promissory Note issued by Nord Resources Corporation to Regiment Capital III, L.P. dated November 8, 2004*

4.13	Letter from Arimetco, Inc. to Nord Resources Corporation confirming payment of loan in full, dated October 14,2004*

4.14	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005*

4.15	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005*

4.16	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005*

4.17	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005*

4.18	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005*

4.19	Beneficiary’s Deed of Release and Reconveyance signed by Regiment Capital III, L.P. as Beneficiary, dated October 17, 2005*

4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Auramet Trading, LLC, dated October 17, 2005*

4.21	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation, First American Title Insurance Company and Auramet Trading, LLC dated October 17, 2005*

4.22	Letter from Nord Resources Corporation to Auramet Trading, LLC regarding conditions subsequent, dated October 17, 2005*

4.23	Secured Promissory Note for $2,850,000 issued by Nord Resources Corporation to Auramet Trading, LLC dated October 17, 2005*

4.24	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated October 17, 2005*

4.25	Subordination Agreement between Ronald A. Hirsch, Stephen D. Seymour and Auramet Trading, LLC dated October 17, 2005*

4.26	Agreement for Credit Risk Participation between Auramet Trading, LLC and Ronald A. Hirsch dated October 17, 2005*

4.27	Perfection Certificate completed by Nord Resources Corporation for Auramet Trading, LLC dated October 17, 2005*

4.28	Beneficiary’s Deed of Release and Reconveyance signed by Auramet Trading, LLC, as Beneficiary, dated November 17, 2005*

4.29	Beneficiary’s Deed of Release and Reconveyance signed by Long Horizons Fund, LLP, as Beneficiary, dated November 2005*

4.30	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005*

4.31	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005*

4.32	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005*

4.33	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated November 8, 2005*

4.34	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005*

4.35	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005*

4.36	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005*

4.37	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005*

4.38	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005*

4.39	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005*

4.40	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005*

Material Contracts

10.1	Nord Resources Corporation Stock Option granted to Ronald A. Hirsch effective October 20, 2003*

10.2	Nord Resources Corporation Stock Option granted to Stephen D. Seymour effective October 20, 2003*

10.3	Nord Resources Corporation Stock Option granted to Erland A. Anderson October 20, 2003*

10.4	Settlement Agreement between Nord Resources Corporation/various individuals personally and in their capacity as directors of Nord Pacific Limited, and PGM Ventures Corporation/2034879 Ontario Limited dated November 13, 2003*

10.5	Settlement Agreement between Nord Resources Corporation, Nord Pacific Limited and various individuals dated December 19, 2003*

10.6	Subordination Agreement made by Nord Resources Corporation in favor of Allied Gold Limited and Nord Pacific Limited dated December 20, 2003*

10.7	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004*

10.8	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004*

10.9	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004*

10.10	Letter dated January 29, 2004 from Peifer, Hanson & Mullins, P.A. to Nord Resources Corporation regarding debt conversion (accepted by NRC), together with draft Debt Conversion Agreement dated February 2004*

10.11	Letters dated February 16, 2004 and October 8, 2004 relating to the consulting arrangement between Nord Resources Corporation and Rex E. Loesby*

10.12	Letter dated February 20, 2004 from Nord Resources Corporation to Cognis Corporation regarding debt conversion (accepted by Cognis), together with draft Debt Conversion Agreement*

10.13	Debt Conversion Agreement between Nord Resources Corporation and Cognis Corporation effective February 20, 2004*

10.14	Debt Conversion between Nord Resources Corporation and Thornwell Rogers dated April 16, 2004*

10.15	Debt Conversion between Nord Resources Corporation and South Branch Resources LLC dated April 16, 2004*

10.16	Debt Conversion between Nord Resources Corporation and MRPGEO, LLC dated April 16, 2004*

10.17	Option to Purchase the “Mimbres” Property from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to Nord Resources Corporation dated June 10, 2004*

10.18	Nord Resources Corporation form of Subscription Agreement (April 2004 private placement)*

10.19	Letter dated April 15, 2004, amending the terms of the April 2004 private placement*

10.20	Nord Resources Corporation form of Subscription Agreement (July 2004)*

10.21	Consulting Agreement between Nord Resources Corporation and Investor Growth, Inc. dated June 29, 2004*

10.22	Option Agreement between Shirley Bailey and Nord Resources Corporation dated July 19, 2004*

10.23	Agreement of Option and Right of First Refusal between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004 (zinc business)*

10.24	Agreement of Assignment and Assumption between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004*

10.25	Settlement Agreement and Mutual and General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated October 31, 2004*

10.26	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004*

10.27	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 23, 2004*

10.28	Agreement of Assignment and Assumption between Ronald A. Hirsch and Stephen D. Seymour and TMD Acquisition Corporation dated February 26, 2005*

10.29	Final Asset Purchase Agreement between TMD Acquisition Corporation and ASARCO LLC dated March 2005*

10.30	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005*

10.31	Settlement Agreement and General Release between Nord Resources Corporation and W. Pierce Carson dated April 22, 2005*

10.32	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005*

10.33	Amendment No. 1 to Settlement Agreement and Mutual General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated June 30, 2005*

10.34	Purchase, Sale and Option Agreement between Nord Resources Corporation and Titanium Resources Group Ltd. effective August 3, 2005*

10.35	Rescission Agreement between Nord Resources Corporation and Ronald A. Hirsch dated August 5, 2005 to rescind the exercise of certain stock options*

10.36	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)*

10.37	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)*

10.38	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)*

10.39	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)*

10.40	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005*

10.41	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering*

10.42	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering*

10.43	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering*

10.44	First Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated December 28, 2004*

10.45	Second Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated May 1, 2005*

10.46	Third Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated June 30, 2005*

10.47	Fourth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated September 30, 2005*

10.48	Memorandum of Understanding between Nord Resources Corporation and John Perry regarding employment matters dated March 28, 2005*

10.49	Settlement Agreement and Mutual Releases among Ray W. Jenner, Stephen Seymour and Ronald A. Hirsch as well as Edgar Cruft, Geraldine Cruft, Leonard Lichter, Spitzer & Feldman, P.C., Terrence Lang, Evelyn Lang, James Askew, Frank Waldron, Nord Resources Corporation and Nord Pacific Limited executed respectively in 2000*

10.50	Settlement Agreement and Mutual Release of Claims among Nord Resources Corporation, National City Bank, various trust beneficiaries, the Arizona Department of Environmental Quality and Arimetco Inc. dated June 6, 2002*

10.51	Settlement Agreement between Nord Resources Corporation, Nord Pacific Limited and various individuals dated December 19, 2003*

10.52	Nord Resources Corporation 1991 Stock Option Plan. Reference is made to Exhibit 10.24 of the Registrants’ Report on Form 10-K for the year ended December 31, 1994, which exhibit is incorporated herein by reference

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

	Name of Subsidiary	Jurisdiction of Incorporation
	Cochise Aggregates and Materials, Inc.	Nevada
Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
We appointed Mayer Hoffman McCann P.C. to serve as our independent auditors for the years ended December 31, 2004 and December 31, 2003. We have not retained the services of any other independent auditors. Mayer Hoffman McCann P.C. performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2004 and December 31, 2003:
Audit Fees

2004	2003

$135,168	None
Audit Related Fees

2004	2003

None	None
Audit Fees consists of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Mayer Hoffman McCann P.C. in connection with statutory and regulatory filings or engagements.
Tax Fees

2004	2003

$1,992	None
Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.
All Other Fees

2004	2003

None	None

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:
•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.
We currently do not have an audit committee, but are in the process of recruiting up to three persons to stand for election as independent directors of our company. Assuming that such persons are in fact elected at our next annual meeting of stockholders, they will be requested to serve on our audit committee. The audit committee will require advance approval of all audit, audit-related, tax, and other services performed by the independent accounting firm. Unless the specific service has been previously pre-approved with respect to that year, the audit committee will have to approve the permitted service before the independent accounting firm is engaged to perform it. We anticipate that the audit committee will delegate to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.
In the absence of a separate audit committee, our full board of directors has considered the nature of services performed by Mayer Hoffman McCann P.C., and believes that they are compatible with maintaining Mayer Hoffman McCann P.C.’s independence.

FINANCIAL STATEMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

NORD RESOURCES CORPORATION
Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Nord Resources Corporation
We have audited the accompanying consolidated balance sheets of Nord Resources Corporation and Subsidiary as of December 31, 2004, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nord Resources Corporation and Subsidiary as of December 31, 2004, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $864,357, $451,596 and $3,359,310 during the years ended December 31, 2004, 2003 and 2002, respectively. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.
Mayer Hoffman McCann P.C.
Denver, Colorado
February 18, 2005, except for Note 15, as to which the date is September 12, 2005

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
ASSETS

Current Assets:
Cash and cash equivalents	$665,828	$101,289	$91,754
Restricted cash	—	—	994,201
Accounts receivable, net of allowance for losses	—	—	67,678
Other receivables	—	—	82,034
Inventories	—	—	10,802
Marketable securities-held for trading	—	142,634	18,199
Debt issuance costs, net of accumulated amortization	201,142	—	—
Prepaid expenses and other	11,660	—	—

Total Current Assets	878,630	243,923	1,264,668

Property and Equipment, at cost:
Property and equipment	3,771,955	2,966,802	2,862,518
Less accumulated depreciation and amortization	(1,170,150)	(1,103,803)	(937,087)

Net Property and Equipment	2,601,805	1,862,999	1,925,431

Other Assets:
Investment in Nord Pacific	—	—	116,000
Available for sale securities	1,036,304	592,774	—
Other assets	—	—	355

Total Other Assets	1,036,304	592,774	116,355

Total Assets	$4,516,739	$2,699,696	$3,306,454

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004, 2003 AND 2002
(Continued)

	2004	2003	2002
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,005,465	$1,642,516	$1,372,985
Accrued expenses	730,913	566,851	1,206,075
Current maturities of long-term debt	2,890,764	1,027,034	45,114
Current maturity of capital lease obligation	18,750	—	—

Total Current Liabilities	4,645,892	3,236,401	2,624,174

Long-Term Liabilities:
Long-term debt, less current maturities	—	—	996,364
Capital lease obligation, less current maturity	50,000	—	—
Accrued reclamation costs	150,687	136,988	151,323

Total Long-Term Liabilities	200,687	136,988	1,147,687

Total Liabilities	4,846,579	3,373,389	3,771,861

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized, 28,250,522, 24,001,288 and 24,001,288 shares issued and outstanding, respectively	282,505	240,013	240,013
Additional paid-in capital	81,513,886	80,791,698	80,791,698
Accumulated deficit	(83,094,617)	(82,230,260)	(81,778,664)
Accumulated other comprehensive income	968,386	524,856	281,546

Total Stockholders’ Deficit	(329,840)	(673,693)	(465,407)

Total Liabilities and Stockholders’ Deficit	$4,516,739	$2,699,696	$3,306,454

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Net sales	$—	$408,333	$330,719

Operating expenses	1,254,651	2,018,528	3,440,080
Depreciation, depletion and amortization	66,347	181,566	141,060

Loss from operations	(1,320,998)	(1,791,761)	(3,250,421)

Other income (expense):
Interest expense	(266,464)	(81,741)	(85,089)
Equity in net loss of Nord Pacific	—	—	(255,000)
Settlement income	—	456,123	—
Gain on settlement of debt	425,133	—	—
Miscellaneous income	297,972	814,460	231,200

Total other income (expense)	456,641	1,188,842	(108,889)

Loss before income taxes and cumulative effect of change in accounting principle	(864,357)	(602,919)	(3,359,310)

Provision for income taxes	—	—	—

Net loss before cumulative effect of change in accounting principle	(864,357)	(602,919)	(3,359,310)

Cumulative effect of change in accounting principle, net of tax	—	151,323	—

Net loss	$(864,357)	$(451,596)	$(3,359,310)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	26,729,857	24,001,288	24,001,288

Net loss per share of common stock before change in accounting principle	$(.03)	$(.03)	$(.14)

Change in accounting principle	—	.01	—

Net loss per share of common stock	$(.03)	$(.02)	$(.14)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
			Additional		Other Com-	Total
	Common Stock		Paid-in	Accumulated	prehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at December 31, 2001	24,001,288	$240,013	$80,791,698	$(78,419,354)	$281,546	$2,893,903
Comprehensive loss:
Net loss	—	—	—	(3,359,310)	—	(3,359,310)

Comprehensive loss	—	—	—	—	—	(3,359,310)

Balance at December 31, 2002	24,001,288	240,013	80,791,698	(81,778,664)	281,546	(465,407)
Comprehensive loss:
Net loss	—	—	—	(451,596)	—	(451,596)
Unrealized gain on marketable securities	—	—	—	—	243,310	243,310

Comprehensive loss	—	—	—	—	—	(208,286)

Balance at December 31, 2003	24,001,288	240,013	80,791,698	(82,230,260)	524,856	(673,693)
Comprehensive loss:
Net loss	—	—	—	(864,357)	—	(864,357)
Unrealized gain on marketable securities	—	—	—	—	443,530	443,530

Comprehensive loss	—	—	—	—	—	(420,827)

Common stock issued for Coyote Springs	199,998	2,000	78,000	—	—	80,000
Stock options issued for Coyote Springs	—	—	39,453	—	—	39,453
Beneficial conversion feature from issuance of convertible debt	—	—	123,000	—	—	123,000
Stock options exercised	3,250,000	32,500	32,500	—	—	65,000
Common stock issued in private placement	421,500	4,215	143,310	—	—	147,525
Common stock issued to settle accounts payable	247,091	2,471	258,409	—	—	260,880
Common stock issued for services	130,645	1,306	47,516	—	—	48,822

Balance at December 31, 2004	28,250,522	$282,505	$81,513,886	$(83,094,617)	$968,386	$(329,840)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Cash Flows From Operating Activities:
Net loss	$(864,357)	$(451,596)	$(3,359,310)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	106,575	181,566	141,060
Accretion expense on reclamation costs	13,699	12,453	—
Loss on sale of property	—	1,400	10,474
Fair value of equity securities received in legal settlement	—	(356,123)	—
Cumulative effect of change in accounting principle	—	(151,323)	—
Equity in net loss of Nord Pacific	—	—	255,000
Increase in fair value of trading securities	—	(1,776)	(3,703)
Gain on settlement of debt	(425,133)	—	—
Issuance of stock for services rendered	48,822	—	—
Realized gain on sale of securities held for trading	(72,851)	—	—
Beneficial conversion feature recorded as interest expense	45,400	—	—
Changes in assets and liabilities:
Restricted cash	—	994,201	(994,201)
Accounts receivable	—	149,712	(65,357)
Inventories	—	10,802	(10,802)
Other assets	(11,660)	355	4,376,246
Accounts payable	(376,171)	269,532	205,164
Accrued expenses	266,577	(639,224)	(360,426)

Net Cash Provided (Used) By Operating Activities	(1,269,099)	19,979	194,145

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	215,485	—	—
Capital expenditures	(610,700)	—	(99,405)
Proceeds from sale of property	—	4,000	—

Net Cash Provided (Used) By Investing Activities	(395,215)	4,000	(99,405)

Cash Flows From Financing Activities:
Debt issuance costs	(241,370)	—	—
Principal payments on notes payable	(633,052)	(14,444)	(103,522)
Proceeds from issuance of notes payable	2,897,000	—	—
Principal payments on capital lease	(6,250)	—	—
Proceeds from issuance of common stock	212,525	—	—

Net Cash Provided (Used) By Financing Activities	2,228,853	(14,444)	(103,522)

Net Increase (Decrease) in Cash and Cash Equivalents	564,539	9,535	(8,782)

Cash and Cash Equivalents at Beginning of Year	101,289	91,754	100,536

Cash and Cash Equivalents at End of Year	$665,828	$101,289	$91,754

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$288,722	$3,444	$950
Income taxes	—	—	—
The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Nord Resources Corporation (the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. This facility was placed on care and maintenance status in 2003. The Company is currently seeking to obtain financing for the restart of the Johnson Camp Mine.
In addition to the Johnson Camp Mine, the Company has an interest in two exploration projects, Coyote Springs located in Arizona and Mimbres located in New Mexico and owns approximately 5.1 million shares of common stock of Allied Gold constituting approximately a 5% interest in the company. The Company also owns a 2.5% net profits interest in the production of minerals by Titanium Resources Group, Ltd. (“TRG”), formerly known as Sierra Rutile Ltd., a corporation in Sierra Leone, West Africa which owns a mineral sands deposit in that country.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing to resume mining operations at Johnson Camp Mine, and to produce copper to sell at a level where the Company becomes profitable. The Company’s continued existence is dependent upon its ability to achieve its operating plan.
Management’s plan includes the following:
•	Re-opening of Johnson Camp Mine after raising the necessary capital and ultimately achieving profitable operations.

•	Exploring for mineral deposits at the Company’s Coyote Springs and Mimbres properties.

•	Funding for re-opening of Johnson Camp Mine and exploring Coyote Springs and Mimbres will come from a combination of equity and debt and potential exercise of outstanding common stock purchase warrants and options.
If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.
Reclassification
Certain financial statement line items for the years ended December 31, 2003 and 2002 have been reclassified to conform with the current year presentation.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cochise Aggregates and Materials, Inc., which was incorporated in December 2003. Cochise Aggregates and Materials, Inc. produces and markets landscape rock products and aggregates derived from the Johnson Camp Mine overburden piles. All intercompany accounts and transactions have been eliminated in consolidation.
Investment in Allied Gold/Nord Pacific
At December 31, 2003 and 2002, the Company owned a 17.74% and 21.96% interest, respectively, in Nord Pacific Limited (“Nord Pacific”), a publicly owned mining and exploration company engaged in the production of copper in Australia and the exploration for gold, copper and other minerals in Australia, Papua New Guinea and North America. In December 2003, Nord Pacific entered into an agreement with Allied Gold, a publicly owned mining and exploration company located in Australia, under which Allied Gold acquired all of the outstanding shares of Nord Pacific. This agreement was finalized in 2004 and the Company received one share of Allied Gold for each share of Nord Pacific owned, or 3,697,561 shares of Allied Gold. As of December 31, 2004, the Company owned 5,097,561 shares of Allied Gold.
During the year ended December 31, 2002, the Company accounted for its investment in Nord Pacific using the equity method. During the years ended December 31, 2004 and 2003, the Company accounted for its investment in Allied Gold and Nord Pacific in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves of the Johnson Camp Mine that are the basis for future cash flow estimates; reclamation obligations; asset impairment (including long-lived assets and investments); valuation allowances for deferred tax assets; disclosures and reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash
As a result of the Compliance Order issued by the Arizona Department of Environmental Quality (“ADEQ”) in September 2002, cash of $994,201 at December 31, 2002 was held in escrow for the purpose of bringing Johnson Camp Mine into compliance with the order. There was no restricted cash as of December 31, 2004 and 2003.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable
The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write-offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2004, 2003 and 2002.
Revenue Recognition
The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method.
Marketable Securities
Marketable securities consist of common stock and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available for sale securities under SFAS No. 115. Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.
Debt Issuance Costs
Debt issuance costs are amortized over the life of the related loan as interest expense. In October 2004, the Company incurred debt issuance costs of $241,370 related to the issuance of a promissory note. These costs are being amortized over the 12 month term of the loan using the straight-line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $40,228 at December 31, 2004.
Property and Equipment
Property and equipment are stated at cost. Mineral exploration costs are expensed as incurred, except in the year when proven and probable reserves have been established for a given property, in which case all exploration costs for that property incurred since the beginning of that year are capitalized. No exploration costs were capitalized during the years presented. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets which

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
range from three to five years. Mineral properties are amortized over the life of the mine using the units of production method. Buildings and mining equipment are depreciated over the shorter of their estimated useful lives, or over the life of the mine using the units of production method.
Long-Lived Assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2004, 2003 and 2002.
Reclamation Costs
In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement was adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and adjusted the carrying amount of the related asset. Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.
Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the units of production method based on proven and probable reserves.
The Company estimated its asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. The Company estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at the Company’s estimated credit-adjusted, risk free interest rate of 10%. At January 1, 2003, the Company estimated the fair value of its total asset retirement obligation to be $124,534. The Company recorded the fair value of this obligation and the related asset as of January 1, 2003. The net difference between the Company’s previously recorded reclamation and closure cost liability and the amounts recorded under SFAS No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which was recognized as a cumulative effect of a change in accounting principle. At December 31, 2004 and 2003, the recorded value of accrued reclamation costs was $150,687 and $136,988, respectively.
The following table shows the effect of the implementation on the Company’s net loss and loss per share as if SFAS No. 143 had been in effect in prior periods:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended
December 31,
2002
Actual:
Net loss, as reported	$(3,359,310)
Net loss per basic and diluted share, as reported	$(.14)

Pro forma amounts assuming SFAS No. 143 was applied retroactively:
Net loss	$(3,360,249)
Net loss per basic and diluted share	$(.14)

Carrying amount of asset retirement obligations:
Beginning of year	$113,326
End of year	$124,534
Stock-Based Compensation
The Company has adopted the fair value method of accounting pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, for all issuances of stock options to non-employees of the Company. The Company will continue using the intrinsic value method under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for all stock options issued to employees. Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. No compensation cost was recognized for the year ended December 31, 2003 relative to the granting of stock options to the Company’s employees. There were no stock option grants to employees of the Company during the years ended December 31, 2004 and 2002.
If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the following pro forma amounts:

	2004	2003	2002
Net loss, as reported	$(864,357)	$(451,596)	$(3,359,310)
Less stock based compensation expense determined under fair value based methods for all awards, net of tax	—	85,957	—

Pro forma net loss	$(864,357)	$(537,553)	$(3,359,310)

Net loss per basic and diluted share of common stock:
As reported	$(.03)	$(.02)	$(.14)
Pro forma	$(.03)	$(.02)	$(.14)
The fair value for these options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003
Risk-free interest rate	1.30%
Expected life	2 years
Expected volatility	216%
Expected dividend yield	0%
Accumulated Other Comprehensive Income
The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments.
The foreign currency translation adjustment of $281,546 at December 31, 2002 relates to the Company’s investment in Nord Pacific which was accounted for using the equity method. During the year ended December 31, 2003, the Company’s ownership interest in Nord Pacific decreased to 17.74%. Accordingly, the Company changed its method of accounting for this investment from the equity method to an available for sale marketable security pursuant to SFAS No. 115. The foreign currency translation adjustment of $281,546 was reclassified to unrealized gain on marketable securities during 2003 as the amount is directly related to Nord Pacific.
Components of other comprehensive income consist of the following:

			Accumulated
	Unrealized		Other
	Gain on	Foreign	Compre
	Marketable	Currency	hensive
	Securities	Translation	Income
Balance at December 31, 2001	$—	$281,546	$281,546
2002 change	—	—	—

Balance at December 31, 2002	—	281,546	281,546
2003 change	524,856	(281,546)	243,310

Balance at December 31, 2003	524,856	—	524,856
2004 change	443,530	—	443,530

Balance at December 31, 2004	$968,386	$—	$968,386

Shipping and Handling Costs
The Company includes shipping and handling costs in operating expenses.
Net Loss Per Share of Common Stock
Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants outstanding. Outstanding options and warrants to purchase 2,497,249, 6,436,500 and 5,296,500 shares of common stock for

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the years ended December 31, 2004, 2003 and 2002, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be antidilutive.
Income Taxes
The Company uses the liability method to account for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the tax payable or refundable for the current period and the change during the period in net deferred tax assets and liabilities.
Recently Issued Accounting Guidance
In December 2003, the FASB issued Financial Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities (as revised)”, which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). In general a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIEs activities or entitled to receive a majority of the entity’s residual returns or both. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs for periods ending after December 15, 2003. Application by public entities who are small business issuers and by nonpublic entities is required at various dates in 2004 and 2005. The adoption of FIN 46R did not have any impact on the Company’s consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials as current period costs. It also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 applies to inventory costs incurred in the first fiscal year beginning after June 15, 2005. The provisions of SFAS No. 151 are not expected to have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB No. 29”. SFAS No. 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principle of fair value applies. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 are not expected to have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No.123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will provide investors and other users of financial statements with more complete and

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet evaluated the impact of the adoption of SFAS No. 123R and has not determined the impact on the Company’s financial position or results of operations.
2.	MARKETABLE SECURITIES
Marketable securities are carried at their market value and consist of the following at:

		Unrealized	Market
	Cost	Gain	Value
December 31, 2004
Available for sale securities:
Investment in Allied Gold	$349,464	$686,840	$1,036,304

December 31, 2003
Available for sale securities:
Investment in Nord Pacific	$116,000	$216,780	$332,780
Investment in Allied Gold	233,464	26,530	259,994

Total	$349,464	$243,310	$592,774

During the year ended December 31, 2003, the Company’s ownership interest in Nord Pacific decreased to 17.74%. Accordingly, the Company changed its method of accounting for this investment from the equity method to account for it as a marketable security pursuant to the requirements of SFAS No. 115. The Company has classified its investment in Nord Pacific as an available for sale security with the corresponding changes in fair market value being recognized in other comprehensive income.
At December 31, 2002 the Company’s investment in Nord Pacific was accounted for under the equity method and the Company had no securities classified as available for sale.
As of December 31, 2003 and 2002, the Company owned 3,697,561 shares of Nord Pacific. The aggregate market value of the Company’s investment in Nord Pacific at December 31, 2003 and 2002 was $332,780 and $295,805, respectively. The Company received one share of Allied Gold in exchange for one share of Nord Pacific under a stock exchange agreement in 2004. As of December 31, 2004 the Company owned 5,097,561 shares of common stock of Allied Gold.
As of December 31, 2003 and 2002, the Company’s marketable securities classified as held for trading were comprised solely of equity securities and had an aggregate market value of $142,634 and $18,199, respectively, with recognized gains in market value of $1,776 and $3,703, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2004, the Company sold its marketable securities held for trading and recognized a gain of $72,851, which is included in miscellaneous income in the accompanying consolidated statements of operations. As of December 31, 2004, the Company had no marketable securities classified as held for trading.
3.	PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31:

	2004	2003	2002
Land	$236,046	$87,114	$87,114
Buildings	788,970	788,970	788,970
Mining and other equipment	2,746,939	2,090,718	1,986,434

Total	$3,771,955	$2,966,802	$2,862,518

Depreciation and amortization of property and equipment charged to operations was $66,347, $181,566 and $141,060 for the years ended December 31, 2004, 2003 and 2002, respectively.
4.	ACCRUED EXPENSES
Accrued expenses consist of the following at December 31:

	2004	2003	2002
Accrued consulting fees to related party	$295,000	$320,000	$230,000
Accrued salary to former CEO	—	—	768,000
Accrued interest expense	8,643	246,976	170,976
Accrued payroll expense	395,262	—	35,393
Other accrued liabilities	32,008	(125)	1,706

Total	$730,913	$566,851	$1,206,075

5.	LONG-TERM DEBT
Long-term debt consists of the following at December 31:

	2004	2003	2002
Arimetco loan	$—	$950,000	$950,000
Equipment loan	46,364	77,034	91,478
Promissory note	2,750,000	—	—
Related parties – convertible, net of unamortized beneficial conversion feature of $77,600	94,400	—	—

	2,890,764	1,027,034	1,041,478
Less current maturities	(2,890,764)	(1,027,034)	(45,114)

Total	$—	$—	$996,364

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Arimetco Loan
In June 1999, the Company acquired the Johnson Camp Mine and related assets from Arimetco, Inc. At the time of the acquisition, the Company issued a promissory note payable to Arimetco in the amount of $1,550,000. The original note was payable in annual installments of $500,000, $500,000 and $550,000, due June 2000, 2001 and 2002, respectively, together with interest at 8% per annum payable quarterly. In 2001, the Company defaulted on the loan and subsequently amended it in June 2002 as a result of the Company reaching a settlement and release of claims agreement with Arimetco. Pursuant to the terms of the amendment, the Company was required to make a $100,000 payment in partial satisfaction of the Company’s debt to Arimetco and Arimetco agreed to forbear from commencing collection actions against the Company until June 2004. The loan was collateralized by a lien on the Johnson Camp Mine. In October 2004, in conjunction with obtaining a promissory note discussed below, the Company paid off the Arimetco loan and accrued interest with a payment of $828,477, resulting in a gain on settlement of debt of $425,133. Arimetco has released its security interest and liens on the Johnson Camp Mine.
Equipment Loan
In October 2002, the Company signed a promissory note in the amount of $95,000 related to its purchase of equipment. The note bears interest at an annual rate of 12% with monthly payments of $4,472, is collateralized by the equipment and matures November 2004. The Company is in default on this loan as of December 31, 2004.
Promissory Note
In October 2004, the Company obtained a promissory note in the amount of $2,750,000 from Regiment Capital III, L.P., of which $828,477 was used to pay off the Arimetco loan discussed above. The note provides for interest only payments at 10% per annum payable monthly, matures in October 2005 and is collateralized by a first priority security interest in substantially all of the Company’s assets. The Company incurred debt issuance costs of $241,370 related to this note.
Pursuant to the terms of the note, the Company is restricted from declaring, paying, or making any distributions on shares of its common stock or applying any of its funds or property to the purchase, redemption or other retirement of its common stock. The Company is also required to make an irrevocable offer to the lender to pay off the note at 101% of the principal amount outstanding upon the occurrence of certain events related to ownership changes of the Company.
Related Parties – Convertible
During 2004, the Company entered into promissory notes for $66,000 and $106,000 from Stephen Seymour, a member of the board of directors, and Ronald Hirsch, CEO and chairman of the board of directors, respectively. The loans accrue interest at 10% per annum, are unsecured and mature in August 2005 and October 2005, respectively. At the Company’s option, these loans including accrued interest, may be converted on their maturity dates into common stock at the conversion price of $.20 per share. These loans contain a beneficial conversion feature in the amount of $123,000 due to the value of the Company’s common stock exceeding the debt conversion price on the date of the loans. The Company has recorded the $123,000 beneficial conversion feature as a reduction of the debt and increased additional paid-in capital the same amount during the year ended December 31, 2004. The beneficial conversion feature is amortized to interest expense over the period to which the notes are convertible into common stock. As of December 31, 2004, $45,400 of the beneficial conversion feature has been amortized to interest expense.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.	INCOME TAXES
The components of the provision for income taxes as of December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—

Total current income tax expense	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred income tax expense	—	—	—

Total	$—	$—	$—

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

	2004	2003	2002
Federal statutory rate	35%	35%	35%
State income taxes, net of federal benefits	4%	4%	4%
Valuation allowance	(39)%	(39)%	(39)%

Total	—%	—%	—%

Significant components of deferred income taxes as of December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Net operating loss carry forwards	$31,136,034	$33,311,472	$33,117,366
Investment in corporation	4,540,024	4,725,533	4,811,086
Accrued reclamation expense	59,469	54,062	59,720
Other	2,178	1,851	5,551
Accrued consulting expense – related party	116,422	—	—
Accrued officer compensation	147,007	—	—
Valuation allowance	(35,753,026)	(37,839,170)	(37,776,765)

Total deferred tax asset	248,108	253,748	216,958

Depreciation and amortization	(248,108)	(235,395)	(209,776)
Increase in fair value of marketable securities	—	(18,353)	(7,182)

Total deferred tax liability	(248,108)	(253,748)	(216,958)

Net deferred tax asset	$—	$—	$—

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earning history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2004, 2003 and 2002 as it had determined that it was more likely than not that no deferred tax assets would be realized. The net change in the valuation allowance was a decrease of $2,086,144 for the year ended December, 31 2004 and an increase of $62,405 and $1,122,231 for the years ended December 31, 2003 and 2002, respectively. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.
At December 31, 2004, the Company had federal and state net operating loss carry forwards of approximately $86,780,000 and $18,370,000, respectively. Such carry forwards expire in the years 2006 through 2024 and 2005 through 2009 for federal and state purposes, respectively.
7.	STOCKHOLDER’S EQUITY
Common Stock
In April 2004, the Company commenced a private placement of equity securities up to a maximum of 1,200,000 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one half of one share of common stock, was offered for $.35 per unit. The Company sold 300,000 units for a total of $105,000 under this private placement. The stock purchase warrants have an exercise price of $.35 and expire in three years.
In June 2004, the Company commenced a private placement of equity securities up to a maximum of 1,200,000 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one half of one share of common stock, is being offered for $.35 per unit. The Company has sold 121,500 units for a total of $42,525 as of December 31, 2004. The stock purchase warrants have an exercise price of $.35 and expire in three years.
During the year ended December 31, 2004, the Company issued 247,091 shares of common stock to settle outstanding payables of $260,880 and issued 130,645 shares of common stock to one of its officers for consulting services valued at $48,822.
Warrants
During the years ended December 31, 2001 and 2000, in conjunction with a private placement of the Company’s common stock, the Company issued 3,750,000 warrants to purchase common stock at an exercise price of $.18. All of the warrants expired unexercised in 2003.
8.	STOCK OPTIONS
The Company has granted incentive and non-qualified stock options to its employees and directors under terms of its 1991 stock option plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors.
Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant. The options granted in 2004 and 2003 were immediately exercisable and expire in three and five years, respectively. There were no options granted in 2002. The outstanding options expire from 2005 to 2009.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the activity under the Company’s outstanding stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended is set forth below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2001	1,546,500	$.75
Granted	—	—
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2002	1,546,500	.75
Granted	4,905,000	.02
Exercised	—	—
Cancelled	(15,000)	.02

Options outstanding at December 31, 2003	6,436,500	.20
Granted	99,999	.36
Exercised	(3,250,000)	.02
Cancelled	(1,000,000)	.18

Options outstanding at December 31, 2004	2,286,499	$.46

Of the 2,286,499 stock options outstanding at December 31, 2004, 46,500 options were issued under the terms of the Company’s 1991 stock option plan and expire at various dates during 2006 and 2007. The remaining 2,239,999 options are non-qualified, non-plan stock options.
Other Stock Option Information
The weighted average fair value of options granted in 2004 and 2003 was $.36 and $.02, respectively. No options were granted in 2002. The following table summarizes information about the Company’s stock-based compensation plans outstanding at December 31, 2004:

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life in Years	Price	Exercisable	Price
$.02	1,640,000	3.8	$.02	1,640,000	$.02
.18-.36	349,999	1.2	.23	349,999	.23
1.75-2.00	100,000	3.8	1.88	100,000	1.88
3.25	150,000	2.4	3.25	150,000	3.25
4.13-4.63	16,500	1.9	4.58	16,500	4.58
6.13	30,000	1.4	6.13	30,000	6.13

$.02–6.13	2,286,499	3.3	$.46	2,286,499	$.46

9.	COMMITMENTS AND CONTINGENCIES
Capital Lease
During 2004, the Company entered into a lease for certain mining equipment that qualifies as a capital lease obligation. As a result, the present value of the future minimum lease payments is

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded as equipment and related capital lease obligation in the accompanying consolidated balance sheets. At December 31, 2004 the cost of equipment acquired under the capital lease obligation was $75,000 and the related accumulated amortization was $6,250.
Future minimum lease payments for the capital lease obligation are as follows for the years ending December 31:

2005	$25,293
2006	25,293
2007	25,293
2008	16,864

Total minimum obligations	92,743
Less amounts representing interest	(23,993)

Present value of minimum obligations	68,750
Less current maturity	(18,750)

Non-current	$50,000

Coyote Springs
In January 2004, the Company acquired an exclusive option (“Coyote Springs Option”) to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona described as “Coyote Springs”, consisting of two State of Arizona exploration leases and 52 unpatented mining claims. The Coyote Springs property is a significant, large tonnage porphyry copper-gold exploration target with exposed, surface copper oxides and considerable potential for deeper copper sulfides. Coyote Springs is situated adjacent to the Phelps Dodge Corporation Dos Pobres copper development project near Safford, which has been determined by the United States Geological Survey to be one of the largest undeveloped porphyry copper mining districts in the world with proven undeveloped reserves.
During 2004, the Company issued 199,998 shares of common stock, valued at $80,000, $22,500 in cash and options to purchase 99,999 shares of common stock in conjunction with the Coyote Springs Option. The stock options are immediately exercisable, expire in 36 months and were valued at $39,453 under the fair value provisions of SFAS No. 123. As of December 31, 2004, the total consideration paid under the Coyote Springs Option was $141,953, which is included in property and equipment in the accompanying consolidated balance sheets.
The Coyote Springs Option provides for (i) the issuance of additional shares of the Company’s common stock in January 2005 valued at $22,500; (ii) at the election of the Coyote Springs owners, the issuance of either 149,994 shares of common stock or $165,000 cash in the aggregate, to be paid in three annual installments of $50,010, $54,990 and $60,000 beginning in January 2006; (iii) the issuance of options in January 2006 and 2008 to purchase 99,999 shares of common stock; and (iv) in January 2009, at the election of the Coyote Springs owners, payment of $1,600,005 in cash or the equivalent value in shares of common stock.
The Coyote Springs Option also provides for the payment of production royalties based on certain levels of copper sales, the payment of a 4% sales commission in the event the Company sells Coyote Springs and meeting certain exploration and development expenditures relative to Coyote Springs totaling $1,250,000 during the term of the agreement.
The stock options relative to the Coyote Springs Option are to be issued at an exercise price of 15% below the value of the Company’s common stock on the date of grant, are immediately

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exercisable and expire in 36 months. The Coyote Springs Option expires in January 2009 and may be terminated by the Company with 90 days written notice.
Mimbres
In June 2004, the Company acquired an exclusive option (“Mimbres Option”) to purchase the leasehold rights and mining claims for a large tonnage porphyry copper exploration target located near Silver City, New Mexico (“Mimbres”). The Mimbres property consists of 4.6 square miles of New Mexico State mineral leases and 45 unpatented mining claims. Mimbres is located seven miles southeast of the Phelps Dodge Chino mines open pit, mill and smelter complex. The Phelps Dodge Chino copper mine is the oldest active copper mine in the Southwest United States, started by the Spanish in the early 1800’s.
The Mimbres Option provides for the Company to issue 300,000 shares of its common stock, options to purchase 150,000 shares of common stock and $6,000 cash on the effective date of the agreement, which was June 10, 2004. As of December 31, 2004, the Company had not issued any common stock or stock options due to certain conditions of the Mimbres Option that have not been satisfied. The Company is under no obligation to issue any consideration until such time that the Mimbres Option conditions have been satisfied.
The Mimbres Option also provides for (i) the issuance of 105,000 shares of common stock annually for the next four years beginning June 2005; (ii) the issuance of options to purchase 120,000, 90,000 and 60,000 shares of common stock during the years ending December 31, 2005, 2006 and 2007, respectively; and (iii) at the election of the Mimbres owners, payment of $2,400,000 cash or the equivalent value in shares of common stock in June 2009. The Company is also obligated for the payment of production royalties based on certain levels of copper sales, the payment of a 4% sales commission in the event the Company sells Mimbres and meeting certain exploration and development expenditures relative to Mimbres totaling $1,400,000 during the term of the agreement.
The stock options relative to the Mimbres Option are to be issued at an exercise price that is 15% below the value of the Company’s common stock on the date of grant, are immediately exercisable and expire in 36 months. The Mimbres Option expires in June 2009 and may be terminated by the Company with a 90 day written notice.
Texas Arizona Mine
In July 2004, the Company entered into an option agreement to acquire a 100% interest in four unpatented mining claims in Cochise County, Arizona, known as the “Texas Arizona Mine”. The Company paid $980 to acquire the option and agreed to pay $10,000 within four years to acquire the Texas Arizona Mine.
Consent/Compliance Orders
Effective with the acquisition of the Johnson Camp Mine, the Company agreed to a Consent Order with ADEQ. The Consent Order specifies actions the Company must take to remediate conditions at the mine that are not in compliance with current Arizona laws, including modifications to the current facilities that will be required to qualify for an Aquifer Protection Permit (“APP”) application. The Consent Order also sets forth a schedule under which the Company has agreed to file an application for an APP. The ADEQ may impose financial penalties on the Company for failure to meet the requirements of the Consent Order. The Company plans to meet its obligations under the Consent Order in the course of rehabilitating the mine and returning it to full production.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 7, 2002, the ADEQ issued a Compliance Order indicating that the Company’s operation of the Johnson Camp Mine was in violation of the Arizona Revised Statutes, the Arizona Administrative Code and the ADEQ Consent Order referenced above, and required the Company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. The Compliance Order superseded and replaced the Consent Order referenced above. Pursuant to the Compliance Order, the Company and the ADEQ entered into a stipulated judgment which assessed civil penalties against the Company in the amount of $4,325,000. In addition, the Compliance Order created an escrow account into which the Company was required to deposit $1,500,000 to be used to bring the mine into compliance. The Compliance Order provides that violation of said order will subject the Company to further civil penalties including entry of the stipulated judgment. Pursuant to the Compliance Order, the Company deposited $1,500,000 into an escrow account, all of which has been spent to bring the Johnson Camp Mine into compliance with the Compliance Order. Management believes that the Company is currently operating the mine in compliance with the Compliance Order.
Accrued Salary to Former CEO
The Company had accrued $768,000 for unpaid salary to John Champagne, a former CEO of the Company as of December 31, 2002. Mr. Champagne was subsequently terminated for cause in 2003 and the Company reversed the related accrual, resulting in a $768,000 decrease in salary expense for the year ended December 31, 2003. The amount is reflected in miscellaneous income during the year ended December 31, 2003 in the accompanying consolidated statements of operations. Management believes, and has been advised by legal counsel, that the Company is no longer liable for this amount and has no further obligations to Mr. Champagne under his employment agreement.
Capital Credits from Electric Cooperatives
In April 1997, the Company was assigned the right to receive certain capital credits from two Electric Cooperatives (Oglethorpe Power Corporation and Oconee EMC) located in the State of Georgia from Nord Kaolin Company, a then 100% owned subsidiary of the Company that was previously sold by the Company. The capital credits represent the difference between the estimated cost that the Electric Cooperatives charge for electricity and the actual cost incurred. Pursuant to the Agreement for Electric Service dated May 1989 between the Electric Cooperatives and Nord Kaolin Company, the Company is eligible to receive capital credits once the cumulative total of such payments exceeds the depreciated utility plant investment balance, which is not expected to occur until after December 31, 2005. The Electric Cooperative’s initial estimate of the total capital credits due to the Company was approximately $1,328,000. However, this estimate was subsequently changed by the Electric Cooperatives to $158,725. The Company’s management believes it is owed the original estimated amount but may attempt to settle for a lesser amount based upon an immediate discounted payment. However, given that the actual amount due to the Company and the subsequent collection is uncertain, no amounts have been recorded as of December 31, 2004, 2003 and 2002.
Officer Indemnification
Under the Company’s organizational documents, the Company’s officers, employees, and directors are indemnified against certain liabilities arising out of the performance of their duties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects any risk of loss to be remote.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	LITIGATION
Great West Life
The Company has been sued by Great West Life (GWL) related to GWL’s allegation of unpaid health insurance premiums. GWL is claiming losses in excess of $80,000. To date, the Company’s attorneys have proposed private mediation and are still in the process of resolving certain discovery disputes. The Company is contesting the case vigorously and their defense is that GWL failed to administer claims correctly and the Company had to pay health insurance claims directly to the providers. The attorney’s evaluation of the likelihood of an unfavorable outcome cannot be made at this time.
Nord Pacific/PGM and Settlement Income
During 2003, the Company was involved in various litigation claims involving Nord Pacific and Nord Pacific’s board of directors. In December 2003, these various claims were resolved in a settlement agreement between the Company and Nord Pacific. The settlement agreement was entered into in part to induce Allied Gold to acquire Nord Pacific, which was finalized in 2004. As part of the settlement agreement, Nord Pacific agreed to recognize a debt to the Company in the amount of $233,464, which the Company had previously written off. This debt from Nord Pacific was satisfied by the issuance of 1,400,000 shares of Allied Gold common stock. The Company recognized the collection of the debt from Nord Pacific as settlement income during the year ended December 31, 2003.
In conjunction with the settlement agreement with Nord Pacific, the Company also agreed to remove its objections to a joint venture between Nord Pacific and PGM Ventures Corporation (“PGM”). The Company received $100,000 cash and 318,594 shares of PGM common stock valued at $122,659, which was included in settlement income during the year ended December 31, 2003.
Other Legal Matters
The Company is currently subject to various claims and legal proceedings arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company; however, litigation is inherently uncertain and the Company can make no assurance as to the ultimate outcome or effect. As of December 31, 2004, the Company has accrued $194,256 related to these legal matters.
11.	RELATED PARTY TRANSACTIONS
In addition to related party transactions discussed throughout the notes to consolidated financial statements, the following related party transactions have occurred:
At December 31, 2004, 2003 and 2002, the Company has accrued $295,000, $320,000 and $230,000, respectively, for consulting services performed by Ronald Hirsch, CEO and chairman of the board of directors. On December 31, 2004, Mr. Hirsch converted $25,000 of the accrued consulting liability into a convertible promissory note, which has a balance of $106,000 at year-end.
The Company has recorded $78,448, $97,211 and $97,211 in accounts payable for consulting services performed by Mine Tech Services, an entity owned and operated by Erland Anderson,

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company’s President and member of the board of directors, at December 31, 2004, 2003 and 2002, respectively.
At December 31, 2004, the Company has accrued $200,000 and $172,500 in unpaid salary to Mr. Hirsch and Mr. Anderson, respectively.
In June 2004, the Company agreed to compensate Rex Loesby, Vice President of Corporate Development and Treasurer with 12,500 shares of common stock per month for his services. Furthermore, in consideration of past consulting services provided to the Company during 2004, the Company issued 50,000 shares of common stock to Mr. Loesby. The Company issued a total of 130,645 shares of common stock to Mr. Loesby during 2004 for consulting services, valued at $48,822.
In July 2004, Mr. Loesby purchased 71,500 units of the Company’s common stock in a private placement for $25,025. The units include warrants to purchase 35,750 additional shares of common stock at an exercise price of $.35 per share.
12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Disclosures about fair value of financial instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results.
The following table presents a summary of the Company’s financial instruments as of December 31, 2004, 2003 and 2002:

	Carrying	Estimated
	Amount	Fair Value
December 31, 2004
Financial Assets:
Cash and cash equivalents	$665,828	$665,828
Available for sale securities	1,036,304	1,036,304
Financial Liabilities:
Long-term debt	2,959,514	*

December, 31, 2003
Financial Assets:
Cash and cash equivalents	$101,289	$101,289
Marketable securities-held for trading	142,634	142,634
Available for sale securities	592,774	592,774
Financial Liabilities:
Long-term debt	1,027,034	*

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Estimated
	Amount	Fair Value
December 31, 2002
Financial Assets:
Cash and cash equivalents	$91,754	$91,754
Marketable securities-held for trading	18,199	18,199
Investment in Nord Pacific	116,000	295,805
Financial Liabilities
Long-term debt	1,041,478	*
The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these financial instruments. The carrying amounts for marketable securities – held for trading and available for sale securities approximate fair value as these assets are recorded at fair value pursuant to SFAS No. 115. The carrying amount for the investment in Nord Pacific as of December 31, 2002 is $116,000 as the investment was being accounted for under the equity method of accounting. However, the fair value for Nord Pacific, as determined by the most recently available market price at December 31, 2002, was $295,805.

*	The fair value for the Company’s long-term debt cannot be determined as the financial instrument is not actively traded.
13.	CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash with high quality financial institutions and limits its credit exposure with any one financial institution. At times, the Company’s bank account balances may exceed federally insured limits. During the years ended December 31, 2003 and 2002, 100% of the Company’s sales were to one customer.
14.	NON-CASH INVESTING AND FINANCING ACTIVITIES
Available for Sale Securities
As of December 31, 2004 and 2003, the fair value of available securities increased $443,530 and $243,310, respectively. These increases are reflected in accumulated other comprehensive income.
Reclamation Asset
In conjunction with the adoption of SFAS No. 143, the Company estimated the fair value of its total asset retirement obligation to be $124,534. The Company recorded the fair value of the related asset as of January 1, 2003.
Purchase of Equipment
During the year ended December 31, 2002, the Company financed the purchase of equipment with a loan in the amount of $95,000.
Capital Lease
During the year ended December 31, 2004, the Company entered into a capital lease to acquire equipment costing $75,000.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition of Coyote Springs
During the year ended December 31, 2004, the Company issued 199,998 shares of its common stock valued at $80,000 and 99,999 options to purchase common stock valued at $39,453 to acquire an option to purchase Coyote Springs.
Beneficial Conversion Feature Associated with Debt
The Company entered into convertible promissory notes with related parties, which contained a beneficial conversion feature in the amount of $123,000 due to the value of the Company’s common stock exceeding the debt conversion price on the date of the loans. The Company has recorded the $123,000 beneficial conversion feature as a reduction of debt and increased additional paid-in capital the same amount during the year ended December 31, 2004. The beneficial conversion feature is amortized to interest expense over the life of the loans.
Settlement of Accounts Payable
During the year ended December 31, 2004, the Company issued 247,091 shares of common stock to settle outstanding payables of $260,880.
15.	SUBSEQUENT EVENTS
Common Stock Issuances
On January 28, 2005, the Company issued 86,538 shares of common stock valued at $22,500 as payment under the Coyote Springs Option.
Between January 2005 and May 2005, the Company issued 67,271 shares of common stock valued at $22,720 to Rex Loesby for consulting services.
Rescission of Stock Options
During June 2004, Ronald Hirsch exercised 1,750,000 stock options at an exercise price of $35,000. Subsequently, during June 2005, Mr. Hirsch and the Company agreed to rescind this stock option exercise. In exchange for the $35,000 that was paid to exercise the stock options, the Company issued Mr. Hirsch a convertible promissory note for $35,000 and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10.0% per annum and is convertible on the maturity date of January 1, 2006 into common stock at a conversion rate of $.175 per share. This promissory note contains a beneficial conversion feature of $25,000 that will be amortized over the life of the loan as interest expense.
In connection with this rescission, on April 4, 2005, the Company granted a new stock option for the purchase of 1,750,000 common shares at an exercise price of $.02 per share. As a result of this transaction, the Company recognized approximately $490,000 of compensation expense on the grant date of the option. The stock option has a five year term and will be accounted for under the variable method of accounting until the earlier of the exercise or expiration of the option.
Legal Settlement
On April 22, 2005, the Company entered into an agreement with Pierce Carson, a former CEO of the Company whose employment terminated in December 2000, to settle certain retirement benefit claims. Under the terms of the settlement, the Company issued 250,000 shares of common stock valued at $85,000 and issued warrants to purchase 250,000 shares of common stock. The warrants have an exercise price of $.50 and expire in three years.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hiring of a New Senior Vice President and Chief Financial Officer
In April 2005, the Company hired John Perry as its Senior Vice President and Chief Financial Officer. In connection with his hiring, the Company executed a memorandum of understanding (“MOU”) with Mr. Perry which states that for employment services rendered, Mr. Perry will be compensated on a monthly basis with 20,000 shares of common stock. Additionally, the Company agreed to issue to Mr. Perry, 500,000 shares of common stock, of which 250,000 were disbursed on the execution of the MOU and the remaining 250,000 will be disbursed one year thereafter, and granted 500,000 stock options. The stock options expire five years from the date of grant and have an exercise price that ranges from $.30 to $.60 per share.
Line of Credit – Related Parties
On June 21, 2005, the Company entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and matures on December 31, 2005. In consideration for the issuance of the line of credit, the Company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to the Company. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $.25 for a period of three years.
Option on Mining Property
During June 2005, the Company received an option from TMD Acquisition Corporation (“TMD Acquisition”), a privately held company owned by two of the Company’s board of directors, Ronald Hirsch and Stephen Seymour, to acquire certain mining properties located in Tennessee that are owned by ASARCO LLC. TMD Acquisition has an agreement with ASARCO LLC to acquire these mining properties, subject to completion of due diligence and obtaining financing. No purchase price terms have been established with respect to the Company’s option. Prior to exercising its option, the Company will be required to obtain permission from its lender. There is no assurance that the Company will receive such permission.
Sale of Interest in TRG
On August 3, 2005, the Company entered into an option agreement pursuant to which the Company received $200,000 for the sale of a 2/15’s interest in its interest in TRG and granted an option to TRG to acquire the remaining 13/15’s interest for $1.3 million. TRG also agreed to pay the Company past due royalties plus accrued interest amounting to $100,002. The option expired December 15, 2005.
Sale and Amendment of Equipment Loan
On August 16, 2005, the holder of the Company’s equipment note sold the loan to an unrelated party. Subsequent to this sale, the terms of the original $95,000 promissory note dated October 2002 were amended to allow for deferment of all past due payments along with any scheduled payments until January 1, 2006, thus curing the Company’s default that existed at December 31, 2004.
Letter of Intent
The Company has entered into a letter of intent with a third party dated September 12, 2005 in connection with a proposed financing transaction. The letter of intent is non-binding and is subject to a definite agreement to be negotiated in good faith, except that the Company has agreed to indemnify the third party in connection with the transaction and to cover up to $375,000 of the third party’s reasonable due diligence and other transactional expenses.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Extension of Convertible Promissory Notes (Unaudited)
The maturity of the convertible promissory notes have been extended to the earlier of May 8, 2006, or one week after the closing of an equity offer in which the Company raises in excess of $25 million.
Extension of Revolving Line of Credit (Unaudited)
The maturity date on the line of credit payable to Ronald Hirsch and Stephen Seymour was extended to the earlier of May 8, 2006 or one week following the closing of an equity offering in which the Company raises not less than $25 million.
Common Stock Issuances (Unaudited)
In September 2005, the Company commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, was offered for $0.35 per unit. The Company sold 819,644 units for a total of $286,875 as of December 15, 2005. The stock purchase warrants have an exercise price of $0.40 and expire three years.
Bridge Loan Facilities (Unaudited)
In October 2005, the Company obtained a loan in the amount of $2,850,000 from Auramet Trading, LLC, of which $1,850,000 was funded by Ronald Hirsch pursuant to an Agreement for Credit Risk Participation dated October 17, 2005, between Auramet Trading and Mr. Hirsch. The Company paid Auramet Trading, as arranger of the bridge financing, a mandate fee of $15,000. The Company issued a secured promissory note to Auramet Trading that provided for interest only payments at a rate of 9% per annum payable monthly and the note was to mature on the earlier of April 17, 2006 or the closing of an equity offering in which the Company raises not less than $25,000,000. The note was secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated October 17, 2005, relating to the Johnson Camp property granting Auramet Trading a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, that has since been discharged. Pursuant to the terms of the note, the Company was required to make an irrevocable offer to Auramet Trading to pay off the note at 101% of the principal amount outstanding upon the occurrence of certain mandatory repurchase events. The Company used $2,763,561 of the proceeds from this loan to pay off the Regiment Capital III, L.P. loan and $40,000 to pay Auramet Trading’s closing fee.
In November 2005, the Company obtained a loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading participated through the contribution of the $1,000,000 outstanding amount payable by the Company under the October 17, 2005 loan. Auramet Trading contributed this funding pursuant to an agreement between Nedbank and Auramet Trading. The Company issued a secured promissory note to Nedbank that provides for interest only payments at a rate of 9% per annum payable monthly and the note matures on the earlier of May 8, 2006 or the closing of an equity offering in which the Company raises not less than $25,000,000. The note is secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated November 8, 2005, relating to the Johnson Camp property granting Nedbank a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property. Pursuant to the terms of the note, the Company is required to make an irrevocable offer to Nedbank to pay off the note at 101% of the principal amount outstanding upon the occurrence of certain mandatory repurchase events. The Company used $1,860,175 of the proceeds from this loan to repay the portion of the Auramet Trading loan that was contributed by Mr. Hirsch, $5,500 to pay the accrued interest on the Auramet Trading loan, $50,000 to pay the legal fees of Auramet Trading in connection with the bridge loan, $400,000 to Auramet Trading to purchase copper put

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
options, $100,000 to pay the closing fee of Nedbank, and is using the remainder to fund the Company’s ongoing activities at the Johnson Camp property and for general corporate purposes.
Extension of Equipment Loan (Unaudited)
The terms of the $95,000 promissory note dated October, 2002 for equipment was amended to allow for deferment of all past due payments along with any scheduled payments until June 1, 2006.
TRG Litigation (Unaudited)
After the Company entered into the option with Titanium Resources Group, it discovered that Titanium Resources Group had made arrangements to list its shares on the Alternative Investment Market of the London Stock Exchange (commonly referred to as AIM). On December 3, 2005, the Company initiated legal proceedings against Titanium Resources Group claiming, among other things, that they purposefully concealed the impending public offering from the Company during the negotiation of the option agreement and thereby deprived the Company of the opportunity to account for the positive impact the AIM listing would have on the value of the Class B share in determining a fair price for the share. Further, as disclosed in the AIM listing, Titanium Resources Group had orchestrated a change in the corporate structure of the mine’s ownership. The Company alleges that this was done without the Company’s consent and is contrary to the Company’s agreement with Titanium Resources Corp.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
Selected unaudited quarterly financial data for the years 2004, 2003 and 2002 are summarized below:

	Fiscal Year 2004 Quarters
	1st	2nd	3rd	4th	Total
Net sales	$—	$—	$—	$—	$—
Operating expenses	299,907	229,326	321,570	403,848	1,254,651
Depreciation, depletion and amortization	10,200	10,359	20,320	25,468	66,347

Loss from operations	(310,107)	(239,685)	(341,890)	(429,316)	(1,320,998)
Other income (expense), net	100,979	18,620	14,828	322,214	456,641

Net loss	$(209,128)	$(221,065)	$(327,062)	$(107,102)	$(864,357)

Net loss per basic and diluted share of common stock	$(0.01)	$(0.01)	$(0.01)	$—	$(0.03)

	Fiscal Year 2003 Quarters
	1st	2nd	3rd	4th	Total
Net sales	$248,765	$137,709	$21,859	$—	$408,333
Operating expenses	948,187	529,375	432,762	108,204	2,018,528
Depreciation, depletion and amortization	88,568	58,298	20,607	14,093	181,566

Loss from operations	(787,990)	(449,964)	(431,510)	(122,297)	(1,791,761)
Other income (expense), net	(17,918)	(400)	(8,038)	1,215,198	1,188,842
Cumulative effect of change in accounting principle	151,323	—	—	—	151,323

Net loss	$(654,585)	$(450,364)	$(439,548)	$1,092,901	$(451,596)

Net loss per basic and diluted share of common stock	$(0.03)	$(0.02)	$(0.02)	$0.05	$(0.02)

	Fiscal Year 2002 Quarters
	1st	2nd	3rd	4th	Total
Net sales	$—	$—	$—	$330,719	$330,719
Operating expenses	555,196	620,384	780,674	1,483,826	3,440,080
Depreciation, depletion and amortization	7,085	5,597	7,139	121,239	141,060

Loss from operations	(562,281)	(625,981)	(787,813)	(1,274,346)	(3,250,421)
Other income (expense), net	(97,340)	(59,665)	(67,058)	115,174	(108,889)

Net loss	$(659,621)	$(685,646)	$(854,871)	$(1,159,172)	$(3,359,310)

Net loss per basic and diluted share of common stock	$(0.03)	$(0.03)	$(0.04)	$(0.05)	$(0.14)

Net loss per share of common stock is computed individually for each of the quarters presented, therefore, the sum of the quarterly net loss per share of common stock may not necessarily equal the total for the year.

NORD RESOURCES CORPORATION
Consolidated Financial Statements
Years Ended December 31, 2001 and 2000
(Unaudited)

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(Unaudited)

	2001	2000
ASSETS

Current Assets:
Cash and cash equivalents	$101,000	$399,000
Accounts receivable, net of allowance for losses	84,000	82,000
Inventories	—	16,000

Total Current Assets	185,000	497,000

Investment in Nord Pacific	371,000	1,096,000

Property and Equipment, at cost:
Property and equipment	2,754,000	3,340,000
Less accumulated depreciation and amortization	(872,000)	(1,128,000)

Net Property and Equipment	1,882,000	2,212,000

Other Assets:
Trust Accounts	4,391,000	5,909,000

Total Other Assets	4,391,000	5,909,000

Total Assets	$6,829,000	$9,714,000

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(Continued)
(Unaudited)

	2001	2000
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,167,000	$423,000
Accrued expenses	1,582,000	56,000
Current maturities of long-term debt	550,000	500,000

Total Current Liabilities	3,299,000	979,000

Long-Term Liabilities:
Long-term debt, less current maturities	500,000	550,000
Retirement benefits	—	6,875,000
Accrued reclamation costs	136,000	101,000

Total Long-Term Liabilities	636,000	7,526,000

Total Liabilities	3,935,000	8,505,000

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized, 24,001,288 and 22,458,788 shares issued and outstanding, respectively	240,000	225,000
Additional paid-in capital	80,792,000	80,560,000
Accumulated deficit	(78,420,000)	(79,589,000)
Accumulated other comprehensive income	282,000	13,000

Total Stockholders’ Deficit	2,894,000	1,209,000

Total Liabilities and Stockholders’ Deficit	$6,829,000	$9,714,000

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2001 AND 2000
(Unaudited)

	2001	2000
Net sales	$560,000	$1,353,000

Operating expenses	4,077,000	4,729,000
Depreciation, depletion and amortization	297,000	411,000

Loss from operations	(3,814,000)	(3,787,000)

Other income (expense):
Interest expense	(84,000)	(125,000)
Equity in loss of Nord Pacific	(725,000)	(1,570,000)
Gain on settlement of retirement benefits	5,574,000	—
Miscellaneous income, net	218,000	495,000

Total other income (expense)	4,983,000	(1,200,000)

Income (loss) before income taxes	1,169,000	(4,987,000)

Provision for income taxes	—	20,000

Net income (loss)	$1,169,000	$(5,007,000)

Net Income (Loss) Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	23,938,000	17,889,000

Net income (loss) per share of common stock	$0.05	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED
DECEMBER 31, 2001 AND 2000
(Unaudited)

					Accumulated
			Additional		Other Com-	Total
	Common Stock		Paid-in	Accumulated	prehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at December 31, 1999	16,501,288	$165,000	$79,667,000	$(74,582,000)	$(102,000)	$5,148,000
Comprehensive loss:
Net loss	—	—	—	(5,007,000)	—	(5,007,000)
Pension liability	—	—	—	—	115,000	115,000

Comprehensive loss	—	—	—	—	—	(4,892,000)

Common stock issued in private placement	5,957,500	60,000	893,000	—	—	953,000

Balance at December 31, 2000	22,458,788	225,000	80,560,000	(79,589,000)	13,000	1,209,000
Comprehensive income:
Net income	—	—	—	1,169,000	—	1,169,000
Pension liability	—	—	—	—	269,000	269,000

Comprehensive income	—	—	—	—	—	1,438,000

Common stock issued in private placement	1,542,500	15,000	232,000	—	—	247,000

Balance at December 31, 2001	24,001,288	$240,000	$80,792,000	$(78,420,000)	$282,000	$2,894,000

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)

	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$1,169,000	$(5,007,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	297,000	411,000
Equity in net loss of Nord Pacific	725,000	1,570,000
Loss on sale of assets	33,000	45,000
Write-off of organization costs	—	44,000
Net change in and gain on settlement of retirement benefits	(6,606,000)	—
Changes in assets and liabilities:
Accounts receivable	(2,000)	664,000
Inventories	—	52,000
Other assets	1,534,000	(55,000)
Accounts payable	744,000	276,000
Accrued expenses	1,561,000	(324,000)

Net Cash (Used) By Operating Activities	(545,000)	(2,324,000)

Cash Flows From Investing Activities:
Proceeds from sale of assets	—	55,000
Capital expenditures	—	(26,000)

Net Cash Provided By Investing Activities	—	29,000

Cash Flows From Financing Activities:
Principal payments on notes payable	—	(500,000)
Proceeds from issuance of notes payable to Nord Pacific	—	750,000
Proceeds from issuance of common stock	247,000	953,000

Net Cash Provided By Financing Activities	247,000	1,203,000

Net (Decrease) in Cash and Cash Equivalents	(298,000)	(1,092,000)

Cash and Cash Equivalents at Beginning of Year	399,000	1,491,000

Cash and Cash Equivalents at End of Year	$101,000	$399,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$42,000	$83,000
Income taxes	—	—
The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	FINANCIAL STATEMENTS OF NORD RESOURCES CORPORATION (the “Company”)

These financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present fairly the financial position and results of operations for the periods presented, have been made. The Company has suffered recurring losses from its operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain information and footnote disclosures normally included in financial statements prepared in accordance generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for years ended December 31, 2004, 2003 and 2002 contained herein.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.	Nature of Operations

The Company owns a 100% interest in Nord Copper Company, which owns the Johnson Camp Copper Mine (“Johnson Camp Mine”) in Arizona. The Company also owns a 28.5% interest in Nord Pacific Limited (“Nord Pacific”), a mining and exploration company engaged in the production of copper in Australia, the exploration for gold and base metals in Australia and Papua New Guinea.

The Company also owns a 2.5% net profits interest in the production of minerals from a currently inactive rutile mine in Sierra Leone, West Africa owned by Sierra Rutile Holding Limited.

b.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nord Copper Corporation, which was merged into the Company in February 2001. All intercompany accounts and transactions have been eliminated in consolidation.

c.	Investment in Nord Pacific

The Company owned 3,697,561 shares, or 28.5% of Nord Pacific as of December 31, 2001 and 2000. The Company accounts for this investment using the equity method.

d.	Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, information available at the time, and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly,

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
actual results may differ significantly from these estimates under different assumptions or conditions.

e.	Property and Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives of the asset. Mineral properties are amortized over the life of the mine using the units of production method. Buildings and mining equipment are depreciated over the shorter of their estimated useful, or over the life of the mine using the units of production method.

f.	Stock Based Compensation

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

g.	Comprehensive Income (Loss)

The components of total comprehensive income (loss) for the years ended December 31, 2001 and 2000 consist of the net earnings (loss), foreign currency translation and changes in the unfunded pension liability. Components of other comprehensive income consist of the following:

			Accumulated
	Foreign	Unfunded	Other
	Currency	Pension	Comprehensive
	Translation	Liability	Income
Balance at December 31, 1999	$282,000	($383,000)	($101,000)
2000 change	—	114,000	114,000

Balance at December 31, 2000	282,000	(269,000)	13,000
2001 change	—	269,000	269,000

Balance at December 31, 2001	$282,000	$—	$282,000

h.	Net Loss Per Share of Common Stock

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year.
3.	PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31:

	2001	2000
Land	$87,000	$87,000
Buildings	859,000	859,000
Mining and other equipment	1,808,000	2,394,000

Total	$2,754,000	$3,340,000

Depreciation and amortization of property and equipment charged to operations was $297,000 and $411,000 for the years ended December 31, 2001 and 2000, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.	TRUST ACCOUNTS

The Company has non-qualified trusts (“rabbi trusts”) designated for funding of retirement benefits associated with an unfunded non-contributory defined benefit plan for certain of its executive officers and management personnel. The trusts held assets valued at $4,391,000 and $5,909,000 at December 31, 2001 and 2000 , respectively.

5.	RETIREMENT BENEFITS

The Company had an unfunded non-contributory defined benefit plan for certain of its executive officers and management personnel. In 2001 as a result of a settlement agreement between the Company and retirement plan participants related to the use of funds in the rabbi trusts the benefit obligations associated with these plans were settled for $1,000,000 in cash, resulting in the recognition of $5,574,000 gain on settlement of retirement benefits.

6.	LONG TERM DEBT

In June 1999, the Company acquired the Johnson Camp Mine and related assets from Arimetco, Inc. At the time of the acquisition, the Company issued a promissory note payable to Arimetco in the amount of $1,550,000. The note was payable in annual installments of $500,000, $500,000 and $550,000, due June 8, 2000, 2001 and 2002 respectively. The Company paid the installment due June 8, 2000 and subsequently defaulted on the loan in June 2001 and subsequently amended it in June 2002 as a result of the Company reaching a settlement and release of claims agreement with Arimetco. Pursuant to the terms of the amendment, the Company was required to make a $100,000 payment in partial satisfaction of the Company’s debt to Arimetco and Arimetco agreed to forbear from commencing collection actions against the Company until June 2004.

7.	STOCKHOLDER’S EQUITY

Common Stock

In November 2000, the Company commenced a private placement of equity securities up to a maximum of 7,500,000 units. Each unit, consisting of one share of common stock and a warrant to purchase one-half of one share of common stock, was offered at a price of $0.16 per unit. The Company sold 7,500,000 units for total gross proceeds of $1,200,000. The stock purchase warrants have an exercise price of $.18 and expire on June 30, 2003.

8.	LITIGATION

Shareholders’ Derivative Case

On April 26, 2000, a shareholders derivative case was filed by Ray Jenner, Stephen Seymour and Ronald Hirsch, as plaintiffs, against the Company and certain other defendants, including three persons who were directors of both the Company and Nord Pacific, namely, Edgar Cruft, Leonard Lichter and Terence Lang. Two other defendants, James Askew and Frank Waldron, were former directors of the Company but not of Nord Pacific; they had resigned as directors of the Company in early to mid April 2000. The plaintiffs alleged breach of fiduciary duties, fraud, deceit, and unfair trade practices.

The plaintiffs, the Company and the other defendants subsequently negotiated a settlement agreement which was approved by the United States District Court for the District of New Mexico on

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 7, 2000. Under the settlement agreement, Edgar Cruft, Terence Lang and Leonard Lichter resigned as directors of both the Company and Nord Pacific, and they surrendered all of their respective options to acquire shares in the Company and Nord Pacific.

The settlement agreement also provided that Ronald Hirsch be appointed a director of the Company, and permitted W. Pierce Carson, who at that time was the Company’s chief executive officer and the sole director of the Company who was not named as a defendant in the action, to appoint two additional directors. Mr. Carson subsequently appointed John F. Champagne and Ricardo M. Campoy to the Company’s board of directors effective November 7, 2000.

Mr. Campoy resigned from his position as a Director of the Company effective January 5, 2001, and Mr. Carson resigned from all of his positions with the Company effective January 10, 2001. The Company and Nord Pacific ceased to have any common directors upon Mr. Carson’s resignation.

The Board of Directors then appointed Mr. Champagne, who was at that time the Company’s Executive Chairman of the Board of Directors, as President and Chief Executive Officer.

Bankruptcy Petition

On February 22, 2001, the Company filed a petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, 11 U.S.C., section 101, et seq. The petition was filed in the United States Bankruptcy Court for the District of New Mexico, in Albuquerque, New Mexico as case number 11-01-11160MA. The Company retained possession of its assets, as debtor-in-possession, and continued to operate its business. On April 23, 2001 the United States Bankruptcy Court dismissed the proceeding pursuant to 11 U.S.C., section 1112(b)(1), because the court held there was continuing loss to or diminution of the estate, there was no likelihood of rehabilitation, and it was in the best interests of the creditors and the estate.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORD RESOURCES CORPORATION

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board,
Chief Executive Officer, Director
Date: January 17, 2006
In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
(Principal Executive Officer)
Chairman of the Board, Chief Executive Officer and Director
Date: January 17, 2006

By:	/s/ John T. Perry
John T. Perry
(Principal Financial Officer and Principal Accounting Officer)
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Date: January 17, 2006

By:	/s/ Erland A. Anderson
Erland A. Anderson
President, Chief Operating Officer and Director
Date: January 17, 2006

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: January 17, 2006