Form 10QSB
period 2005-03-31
NORD RESOURCES CORP
filed 2006-02-03
CIK 72316

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

COMMISSION FILE NUMBER 0-26407

NORD RESOURCES CORPORATION
(Name of small business issuer in its charter)

DELAWARE	85-0212130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3048 Seven Dash Road
Dragoon, Arizona	85609
(Address of principal executive offices)	(Zip Code)

(520) 586-2241
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,425,975 shares of common stock as of December 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

NORD RESOURCES CORPORATION
Quarterly Report On Form 10-QSB

For The Quarterly Period Ended March 31, 2005

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation (the “Company”) are included in this Quarterly Report on Form 10-QSB:

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$175,563
Debt issuance costs, net of accumulated amortization	140,799
Prepaid expenses and other	81,445

Total Current Assets	397,807

Property and Equipment, at cost:
Property and equipment	3,794,557
Less accumulated depreciation and amortization	(1,190,986)

Net Property and Equipment	2,603,571

Other Assets:
Available for sale securities	945,576

Total Other Assets	945,576

Total Assets	$3,946,954

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,070,125
Accrued expenses	842,396
Current maturities of long-term debt	2,913,457
Current maturity of capital lease obligation	18,750

Total Current Liabilities	4,844,728

Long Term Liabilities:
Long term debt, less current maturities	-
Capital lease obligations, less current maturity	43,750
Accrued reclamation costs	154,385

Total Long Term Liabilities	198,135

Total Liabilities	5,042,863

Commitments and contingencies

Stockholders' Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized,	283,814
28,381,415 shares issued and outstanding
Additional paid-in capital	81,550,505
Accumulated deficit	(83,807,886)
Accumulated other comprehensive income	877,658

Total Stockholders' Deficit	(1,095,909)

Total Liabilities and Stockholders' Deficit	$3,946,954

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004

Net sales	$-	$-

Operating expenses	554,611	299,907
Depreciation, depletion and amortization	20,837	10,200

Loss from operations	(575,448)	(310,107)

Other income (expense):
Interest expense	(171,256)	(32,165)
Miscellaneous income	33,435	133,144

Total other income (expense)	(137,821)	100,979

Loss before income taxes	(713,269)	(209,128)

Provision for income taxes	-	-

Net Loss	$(713,269)	$(209,128)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	28,336,135	24,991,640

Net loss per share of common stock	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)

			Additional		Other	Total
	Common Stock		Paid - In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2004	28,250,522	$282,505	$81,513,886	$(83,094,617)	$968,386	$(329,840)
Comprehensive loss:
Net loss	-	-	-	(713,269)	-	(713,269)
Unrealized loss on marketable securities	-	-	-	-	(90,728)	(90,728)
Comprehensive loss						(803,997)

Common stock issued for Coyote Springs	86,538	865	21,635	-	-	22,500
Common stock issued for services	44,355	444	14,984	-	-	15,428
Balance at March 31, 2005	28,381,415	$283,814	$81,550,505	$(83,807,886)	$877,658	$(1,095,909)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004

Cash Flows From Operating Activities:
Net loss	$(713,269)	$(209,128)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation, depletion and amortization	20,837	10,200
Amortization of debt issuance costs	60,343	-
Accretion expense on reclamation costs	3,698	3,425
Issuance of stock for services rendered	15,428	19,500
Realized gain on sale of securities held for trading	-	(91,519)
Beneficial conversion feature recorded as interest expense	30,750	-
Changes in assets and liabilities:
Other assets	(69,786)	(4,718)
Accounts payable	64,558	(29,499)
Accrued expenses	111,483	114,410

Net Cash (Used) By Operating Activities	(475,958)	(187,329)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	140,576

Net Cash Provided By Investing Activities	-	140,576

Cash Flows From Financing Activities:
Principal payments on notes payable	(8,057)	(8,944)
Principal payments on capital leases	(6,250)	-
Proceeds from issuance of common stock	-	14,998

Net Cash Provided (Used) By Financing Activities	(14,307)	6,054

Net Increase (Decrease) in Cash and Cash Equivalents	(490,265)	(40,699)

Cash and Cash Equivalents at Beginning of Period	665,828	101,289

Cash and Cash Equivalents at End of Period	$175,563	$60,590

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$70,877	$1,504
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and
Financing Activities:
Common stock issued for purchase of property	$22,500	$19,452
(Decrease) increase in fair value of available for sale securities	(90,728)	572,660
Common stock issued for payment of accounts payable	-	260,880
Stock options issued for purchase of property	-	39,453

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results of operations that may be expected for the year ending December, 31, 2005. It is recommended that this financial information be read in conjunction with the complete financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission.

2.      BASIS OF PRESENTATION

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

3.      STOCK-BASED COMPENSATION

The Company has adopted the fair value method of accounting pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, for all issuances of stock options to non-employees of the Company. The Company will continue using the intrinsic value method under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for all stock options issued to employees. Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. There were no stock option grants to employees of the Company during the three months ended March 31, 2005 and 2004; therefore, if the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would remain unchanged.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.      BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants outstanding. Outstanding options and warrants to purchase 2,497,249 and 4,785,500 shares of common stock for the three months ended March 31, 2005 and 2004 respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be antidilutive.

5.      RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 2.           Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2005 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2005.

The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2004, elsewhere in that report and in this quarterly report.

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

We are just emerging from a prolonged period of severe financial distress that was precipitated by the closure of our former rutile mining operations in Sierra Leone, West Africa, in 1995. We also underwent a complete change in our management in 2000 and early 2001 following the settlement of a shareholders’ derivative case against our Company and the majority of the directors then in office. Our new management has been focused on preserving our primary asset, the Johnson Camp Mine, a copper mine and processing facility in Arizona that has been on a care and maintenance program since August 2003.

Our near term objective is to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. We obtained a feasibility study containing a mine plan for the Johnson Camp Mine that was completed by The Winters Company in March 2000. We obtained an updated feasibility study prepared by Winters, Dorsey and Company in October 2005. The updated feasibility study includes an economic assessment of the Johnson Camp Mine based on the mine plan included in the original feasibility study and current capital and operating cost estimates, and 36 month average copper prices. Winters, Dorsey concluded in its feasibility study that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over an eleven year mine life at 8%, 10% and 15% discount rates.

We believe the resumption of mining activities at the Johnson Camp mine is warranted based on the recent increase in the market price of copper. The market for copper is cyclical and over the last fifteen years the price of copper has fluctuated between $0.60 and $2.19 per pound. In its most recent cycle the price fell to a low of $0.62 per pound in 1999, due primarily to increased supply with the commissioning of several new mines while demand decreased, largely due to a reduction of consumption in Asia. However, since that time, the price has risen to $2.19 per pound as of December 2005. This increase is due to an increase in worldwide demand for copper. We believe that the strengthening market for copper has created an opportunity for us to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve. However, we caution investors that the market price for copper has historically been cyclical and there is a significant risk that copper prices will not remain at current high levels.

Our Plan of Operations

Our plan of operations is to pursue the financing that will be necessary to enable us to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. If we are successful in raising this financing, we plan to complete the mine development plan outlined in the October 2005 feasibility study prepared by Winters, Dorsey and Company.

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

We presently do not have sufficient cash or working capital necessary to implement the mine development plan and commence mining operations. This mine development plan will require that we complete initial capital expenditures of approximately $22 million (including working capital) in order to start-up operations. Such capital costs relate primarily to rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment.

We estimate that we will incur a further $9 million (including working capital) in the following two years. These additional capital costs account for new leach pads, new ponds and pipe, and the infrastructure for conveyor relocation. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Accordingly, our ability to commence mining operations will be subject to our obtaining sufficient financing to enable us to fund the necessary initial capital costs and start-up operation expenses and working capital. In addition, final permits must be in place before mining operations are commenced. Once financing and permits are in place, we anticipate it will take approximately three months to complete sufficient rehabilitation of the Johnson Camp Mine to allow the production of copper from the existing heaps, and approximately nine months to begin producing copper from new ore placed on the heaps.

We presently do not have any arrangements in place to obtain the necessary financing to commence mining operations. We plan to raise the necessary financing through a combination of debt and equity financing. We believe that we may be forced to effect a reverse split (consolidation) of our issued and outstanding shares of common stock in connection with any equity financing. There is a substantial risk that we will not be able to obtain the necessary financing on commercially reasonable terms, or at all. In addition to the risk that we do not obtain financing, our business and our ability to realize our business objectives and implement our operating plan is subject to a number of additional risks and uncertainties, including those discussed in our annual report on Form 10-KSB for the year ended December 31, 2004, under the heading “Risk Factors”. If we fail to obtain the necessary financing, our plan is to continue to maintain the Johnson Camp Mine on care and maintenance status indefinitely.

In addition to the Johnson Camp property, we have options to acquire interests in three exploration stage projects, Coyote Springs and the Texas Arizona Mines project, both located in Arizona, and Mimbres located in New Mexico. We are planning to conduct preliminary exploration activities at the Coyote Springs and Mimbres properties to help us determine whether we should exercise the options. Any such exploration activities are subject to availability of sufficient financing, which cannot be assured. We do not believe that these properties are material to our overall operations at this time.

For a detailed description of our business objectives, our history and background and our property, please see our annual report on Form 10-KSB for the year ended December 31, 2004 under the headings “Description of Business” and “Description of Property”.

Results Of Operations – Three Months Ended March 31, 2005 and 2004

The following table sets forth our operating results for the three months ended March 31, 2005, as compared with our operating results for the three months ended March 31, 2004.

	THREE MONTHS ENDED
			Change
	March 31,	March 31,	(Increase/
	2005	2004	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-

Operating expenses	554,611	299,907	254,704
Depreciation, depletion and amortization	20,837	10,200	10,637

Loss from operations	(575,448)	(310,107)	(265,341)

Other income (expense):
Interest expense	(171,256)	(32,165)	(139,091)
Miscellaneous income	33,435	133,144	(99,709)

Total other income (expense)	(137,821)	100,979	(238,800)

Loss before income taxes	(713,269)	(209,128)	(504,141)

Provision for income taxes	-	-	-

Net Loss	$(713,269)	$(209,128)	$(504,141)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares
Outstanding	28,336,135	24,991,640

Net loss per share of common stock	$(0.03)	$(0.01)

Our principal focus during fiscal 2004 was the preservation of our principal asset, the Johnson Camp property, which we acquired in June 1999. During 2005, we have continued to maintain the Johnson Camp Mine and have expanded our focus to include the following activities with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp mine into production:

(i)	preparation of our audited financial statements;

(ii)

preparation of the filings required to be made by us with the Securities and Exchange Commission (the “SEC”) in order to that we are current with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”); and

(iii)	seeking interim financing necessary to enable us to continue our business operations.

Net Sales

We did not have any sales during the three months ended March 31, 2005 and 2004 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses during the three months ended March 31, 2005 and 2004 consisted primarily of care and maintenance costs for the Johnson Camp mine and general and administrative expenses. General and administrative expenses during this period consisted mainly of labor, professional, legal and accounting fees.

Operating expenses increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as a result of our increased professional expenses associated with preparation of audited financial statements and our required filings with the SEC and our efforts to obtain financing during 2005 to further fund our business operations.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 by $10,637.

Interest Expense

Interest expense is attributable to interest that we pay on loans that we have obtained to fund our business operations.

Interest expense increased significantly for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as a result of the $2,750,000 loan facility that we arranged with Regiment Capital III, L.P., a unit of Boston-based Regiment Capital Advisors, LLC, in October 2004. This loan facility has subsequently been re-paid through alternate debt financing that we arranged.

Miscellaneous Income/Expense

Miscellaneous income is primarily attributable to royalty income that we earn from our landscape aggregate business. Royalty income represents amounts that we are paid by a third party contractor who has the contractual right to remove waste rock from the Johnson Camp property for use in the landscape aggregate business.

Miscellaneous income decreased significantly for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The difference was primarily due to miscellaneous income in the amount of $92,357 that we realized in the first quarter of 2004 from the sale of common stock of PGM Ventures Corporation.

Net Loss

Our net loss increased significantly for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as a result of:

•	continued operating expenses associated with the care and maintenance of the Johnson Camp Mine;

•	a significant increase in interest expense during 2005 over 2004; and

•	costs associated with activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production, as discussed above.

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

We anticipate that we will require between $1 million and $2 million through the next year to continue care and maintenance at the Johnson Camp Mine, and to provide working capital for our financing activities. We may need to sell some or all of our common shares of Allied Gold. (See the discussion immediately below under the subheading “Cash and Working Capital”.) In addition, we may have to draw down further debt under our revolving line of credit agreement dated June 21, 2005, with Ronald Hirsch, our company’s Chairman and Chief Executive Officer, and Stephen Seymour, one of our company’s directors. (For additional details respecting the line of credit agreement, please see the discussion below under the subheading “Line of Credit - Related Parties.”) As of September 30, 2005, we had $175,000 available to us under the revolving line of credit.

Cash and Working Capital

The following table sets forth our cash and working capital as of March 31, 2005 (unaudited):

Cash reserves	$175,563

Working capital	$(4,446,921)[1]

(1) Includes $2,913,457 in current portion long-term debt.

If we leave the Johnson Camp Mine on care and maintenance status, and we do not incur any extraordinary liabilities, we will incur monthly expenses of approximately $170,000. We anticipate our current cash to be adequate to cover such care and maintenance activities through October 2006, after taking into account approximately $1,460,000 in gross proceeds that we anticipate we will realize from the sale of the 5,029,894 shares of Allied Gold that we held as of December 31, 2005, based on their current market price of approximately AUD$0.40 per share ($0.29 per share, based on the noon buying rate in New York of $0.7342:AUD$ 1.00 on December 30, 2005, as certified by the Federal Reserve Bank of New York for customs purposes), which cannot be assured.

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

Our estimated monthly expenses also do not include any additional costs that we will have to incur if we proceed with our plan to reactivate the Johnson Camp Mine. As discussed above under the heading, “Our Plan of Operations,” we expect to incur initial capital costs in excess of $22 million (including working capital) within the first two years of start-up, and a further $9 million (including working capital) in the following two years.

We anticipate that we will have to incur significant additional costs in connection with our ongoing financing activities.

In addition, our anticipated monthly expenses do not include provision for payment of the following accrued and unpaid liabilities:

1.

We had accrued, unpaid expenses of $1,238,914 as of September 30, 2005. These accrued expenses consist primarily of consulting fees and salaries for Ronald Hirsch, our company’s Chairman and Chief Executive Officer, and Erland Anderson, our President and Chief Operating Officer, as well as interest expenses and payroll expenses.

2.

In October 2002, we signed a promissory note in the amount of $95,000 related to our purchase of an Ingersoll Rand blasthole drill. The note bears interest at an annual rate of 12% with monthly payments of $4,472, and is secured by the equipment. The promissory note matured in November 2004, however, on August 16, 2005, the holder of our equipment note sold the loan to an unrelated party. Subsequent to this sale, the terms of the original $95,000 promissory note dated October 2002 were amended to allow for deferment of all past due payments along with any scheduled payments until June 1, 2006, thus curing our default that existed under this promissory note.

Cash Flows From Operating Activities

Our cash flows from operating activities during the three months ended March 31, 2005 and 2004 were $(475,958) and $(187,329), respectively. This was primarily due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Cash Flows From Financing Activities

As we have had no revenues since the placement of the Johnson Camp Mine on care and maintenance status in August 2003, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our stock.

Bridge Financing by Regiment Capital III, L.P.

In connection with our acquisition of the Johnson Camp property from Arimetco, Inc. in June 1999, our company paid Arimetco $310,000 and issued a secured promissory note payable to Arimetco in the amount of $1,550,000. The note was payable in installments of $500,000, $500,000 and $550,000, due on June 8, 2000, June 8, 2001 and June 8, 2002, respectively, together with interest at the rate of 8% per annum, payable quarterly. We also agreed to pay Arimetco a royalty up to an additional $1,000,000 from revenues from the Johnson Camp Mine, at a rate of $0.02 per pound for all copper sold, but only if the market price is in excess of $1.00 per pound.

In 2001, we defaulted on our note and entered into negotiations with Arimetco that ultimately culminated in an amended secured loan, and a settlement and release of claims agreement between our company and Arimetco, in June 2002. Pursuant to the terms of the amended loan, we were required to make a $100,000 partial payment to Arimetco, and Arimetco agreed to forbear from commencing collection action against our company until June 2004.

In October 2004, we entered into a $2,750,000 loan facility with Regiment Capital III, L.P., a unit of Boston-based Regiment Capital Advisors, LLC. In connection with this loan, which was evidenced by a secured promissory note, we entered into a Security Agreement and a Pledge and Security Agreement. The note provided for interest-only payments at 10% per annum payable monthly, that matured in October 2005 and was paid in full from the proceeds of a loan from Auramet Trading, LLC (as discussed below). This debt was collateralized by a first priority security interest in substantially all of our assets. We incurred debt issuance costs of $241,370 related to this note. We used $828,477 of the proceeds from this loan to pay off the Arimetco loan and have been using the remainder to fund our ongoing activities at the Johnson Camp Mine and for general corporate purposes.

Bridge Financing by Aurament Trading, LLC

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

We have been negotiating a further debt financing facility with Nedbank in connection with our plans to reactivate the Johnson Camp Mine. On January 31, 2006, we were advised by Nedbank that its Credit Committee has approved in principle a $14 million debt financing facility for the development of the Johnson Camp Mine, subject to:

•	our company raising a minimum of $18 million, by way of equity financing;

•	Nedbank’s right to review our company’s hedging program, and to call for additional hedging should Nedbank deem this to be necessary;

•	completion of confirmatory legal due diligence;

•	the negotiation and settlement of acceptable transaction documentation; and

•	the absence of a material adverse change in our company’s affairs.

Loans from Ronald Hirsch and Stephen Seymour

During 2004, we issued convertible promissory notes to Stephen Seymour and Ronald Hirsch in the principal amounts of $66,000 and $106,000, respectively. The loans evidenced by these convertible notes accrue interest at 10% per annum, are unsecured and have been extended to mature on the earlier of May 8, 2006, or one week after the closing of an equity offering in which our company raises in excess of $25 million, unless converted in accordance with their terms. The principal amount of these loans and (at our option, the accrued interest thereon), may be converted on their maturity dates into common stock at the conversion price of $0.20 per share.

The proceeds of these loans were used to fund our activities at the Johnson Camp property and for general corporate purposes. A beneficial conversion feature is associated with each of the convertible notes since the value of our company’s common stock exceeded the debt conversion price on the dates of the respective loans.

During June 2004, Mr. Hirsch exercised 1,750,000 stock options at an aggregate exercise price of $35,000. Subsequently, during June 2005, Mr. Hirsch and our company agreed to rescind this stock option exercise. In exchange for the $35,000 that was paid to us by Mr. Hirsch upon the original exercise of his options, we issued a convertible promissory note to Mr. Hirsch and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10% per annum and is convertible at maturity on January 1, 2006 into shares of our common stock at a conversion price of $0.175 per share. The maturity of this loan has been extended to the earlier of May 8, 2006 or one week after the closing of an equity offering in which we raise in excess of $25 million. A beneficial conversion feature of $25,000 is associated with this promissory note since the value of our company’s common stock exceeded the debt conversion price on the date of the loan. In connection with this transaction, we granted a new stock option to Mr. Hirsch effective April 4, 2005, entitling him to purchase up to 1,750,000 shares of our common stock at any time during a five year term at an exercise price of $0.02 per share. As a result, we recognized approximately $490,000 of compensation expense as of the grant date of the option.

Private Placements

Between April and December 2004, we completed a private placement of 421,500 units at $0.35 per unit, for total gross proceeds of $147,525. Each unit consists of one share of common stock and a warrant to purchase one half of one share of common stock. The stock purchase warrants have an exercise price of $0.35 and expire in three years. The proceeds from this private placement were used to fund ongoing activities at the Johnson Camp Mine and for general corporate purposes.

In September 2005, we commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, were offered at $0.35 per unit. We sold 819,644 units for a total of $286,875 pursuant to this private placement. The stock purchase warrants have an exercise price of $0.40 and expire in three years.

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

Cash Flows From Investing Activities

We did not have any cash flows from investing activities during the during the three months ended March 31, 2005. During the three months ended March 31, 2004, we received proceeds of $140,576 from the sale of our shares in PGM Ventures Corporation and Principal Financial Group Incorporated.

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

An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the three months ended March 31, 2005 and 2004.

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

We estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At January 1, 2003, we estimated the fair value of our total asset retirement obligation in respect of the Johnson Camp Mine to be $124,534. We recorded the fair value of this obligation and the related asset as of January 1, 2003. The net difference between our company’s previously recorded reclamation and closure cost liability and the amounts recorded under Statement of Accounting Standards No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which was recognized as a cumulative effect of a change in accounting principle. At March 31, 2005, the recorded value of accrued reclamation costs was $154,385.

Income Taxes

Our company uses the liability method to account for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements. Under applicable accounting rules, we are considered to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until we have had a reasonable history of net profits, which in some circumstances has been interpreted as requiring at least two consecutive years of net profits. Accordingly, we have recorded a deferred tax valuation allowance in 2005 and prior years to offset the entire deferred tax asset arising from our tax loss carry forward. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. We will continue to review this valuation allowance and make adjustments as appropriate. Income tax expense consists of the tax payable or refundable for the current period and the change during the period in net deferred tax assets and liabilities. A change of over 50% of our equity ownership will result in a change in ownership as defined in the Internal Revenue Code and underlying regulations, and will have the effect of limiting the availability of the tax loss carry forward.

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

Item 3.           Controls and Procedures

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of March 31, 2005, due to certain material weaknesses in internal control over financial reporting.

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

We believe that the appointment of Mr. Perry as our Chief Financial Officer in April 2005 will help us to address the material weaknesses identified. Under Mr. Perry’s supervision, our company continues to implement remediation plans, including the following:

•	appropriate segregation of financial transaction duties and authorization controls between different individuals; and

•	oversight and approval of financial reporting practices and procedures.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

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

On September 7, 2002, ADEQ issued a Compliance Order requiring the company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, we entered into a stipulated judgment with ADEQ which assessed civil penalties against us in the amount of $4,325,000. The stipulated judgment can only be entered should a default notice issued pursuant to the Compliance Order not be cured within 60 days after notice is received. In addition, the Compliance Order created an escrow account, into which we deposited $1,500,000 to bring the Johnson Camp Mine into compliance with the Compliance Order. All of the funds deposited into the escrow account were used by us, with approval from ADEQ, during the fiscal years ended December 31, 2002 and 2003 to bring the Johnson Camp Mine into compliance with the Compliance Order. The Compliance Order further provides that any future violations of Arizona’s aquifer protection laws would subject us to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment. We have not received a default notice under the Compliance Order, and the stipulated judgment has not been entered against us.

In August, 2003, the Superior Court of the State of Arizona issued a judgment against us in favor of Sulphur Springs Valley Electric, Inc. in the amount of $161,316 for non-payment of our electricity bill. Sulphur Springs entered into a covenant not to execute on this judgment with us on January 23, 2004 as long as we abide by a specified payment schedule. To date we have met our obligations under this covenant not to execute, and we are still obligated to pay $3,000 on the first day of every month, with the remaining amount due on the judgment to be paid on February 28, 2006. We estimate the amount due on February 28, 2006 to be $118,500.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

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

From January through April, 2005, we issued a total of 67,271 shares of common stock to Rex Loesby, formerly our Vice President of Corporate Development and Treasurer, for consulting services valued at $22,720. We issued these securities to Mr. Loesby, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2005.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended March 31, 2005.

Item 5.           Other Information

None

Item 6.           Exhibits

EXHIBIT NO.	DESCRIPTION
Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation*
3.2	Amended and Restated Bylaws (as amended) of Nord Resources Corporation*
Instruments defining the rights of security holders, including indentures
4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities*
4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004*

4.3	Warrant Certificate #2 issued by Nord Resources Corporation to Auramet Trading, LLC, dated October 17, 2005*
4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004*
4.5	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004*
4.6	Deed of Release and Reconveyance (Beneficiary) signed by Arimetco Inc., as Beneficiary dated October 18, 2004*
4.7	Security Agreement granted by Nord Resources Corporation et al to Regiment Capital III, L.P. dated October 19, 2004*
4.8	Promissory Note for $2,750,000 issued by Nord Resources Corporation to Regiment Capital III, L.P. dated October 19, 2004*
4.9	Pledge and Security Agreement between Nord Resources Corporation and Regiment Capital III, L.P. dated October 19, 2004*
4.10	Post-Closing Letter Agreement between Nord Resources Corporation and Regiment Capital III, L.P. regarding conditions subsequent dated October 19, 2004*
4.11	Perfection Certificate completed by Nord Resources Corporation for Regiment Capital Advisors, LLC dated October, 2004*
4.12	Amendment No. 1 to Promissory Note issued by Nord Resources Corporation to Regiment Capital III, L.P. dated November 8, 2004*
4.13	Letter from Arimetco, Inc. to Nord Resources Corporation confirming payment of loan in full, dated October 14, 2004*
4.14	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005*
4.15	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005*
4.16	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005*
4.17	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005*
4.18	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005*
4.19	Beneficiary’s Deed of Release and Reconveyance signed by Regiment Capital III, L.P. as Beneficiary, dated October 17, 2005*
4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Auramet Trading, LLC, dated October 17, 2005*
4.21	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation, First American Title Insurance Company and Auramet Trading, LLC dated October 17, 2005*
4.22	Letter from Nord Resources Corporation to Auramet Trading, LLC regarding conditions subsequent, dated October 17, 2005*
4.23	Secured Promissory Note for $2,850,000 issued by Nord Resources Corporation to Auramet Trading, LLC dated October 17, 2005*
4.24	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated October 17, 2005*
4.25	Subordination Agreement between Ronald A. Hirsch, Stephen D. Seymour and Auramet Trading, LLC dated October 17, 2005*

4.26	Agreement for Credit Risk Participation between Auramet Trading, LLC and Ronald A. Hirsch dated October 17, 2005*
4.27	Perfection Certificate completed by Nord Resources Corporation for Auramet Trading, LLC dated October 17, 2005*
4.28	Beneficiary’s Deed of Release and Reconveyance signed by Auramet Trading, LLC, as Beneficiary, dated November 17, 2005*
4.29	Beneficiary’s Deed of Release and Reconveyance signed by Long Horizons Fund, LLP, as Beneficiary, dated November 2005*
4.30	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005*
4.31	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005*
4.32	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005*
4.33	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated November 8, 2005*
4.34	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005*
4.35	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005*
4.36	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005*
4.37	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005*
4.38	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005*
4.39	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005*
4.40	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005*
Material Contracts
10.1	Nord Resources Corporation Stock Option granted to Ronald A. Hirsch effective October 20, 2003*
10.2	Nord Resources Corporation Stock Option granted to Stephen D. Seymour effective October 20, 2003*
10.3	Nord Resources Corporation Stock Option granted to Erland A. Anderson October 20, 2003*
10.4	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004*
10.5	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004*
10.6	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004*
10.7

Letter dated January 29, 2004 from Peifer, Hanson & Mullins, P.A. to Nord Resources Corporation regarding debt conversion (accepted by NRC), together with draft Debt Conversion Agreement dated February 2004*

10.8	Letters dated February 16, 2004 and October 8, 2004 relating to the consulting arrangement between Nord Resources Corporation and Rex E. Loesby*
10.9	Letter dated February 20, 2004 from Nord Resources Corporation to Cognis Corporation regarding debt conversion (accepted by Cognis), together with draft Debt Conversion Agreement*
10.10	Debt Conversion Agreement between Nord Resources Corporation and Cognis Corporation effective February 20, 2004*
10.11	Debt Conversion between Nord Resources Corporation and Thornwell Rogers dated April 16, 2004*
10.12	Debt Conversion between Nord Resources Corporation and South Branch Resources LLC dated April 16, 2004*
10.13	Debt Conversion between Nord Resources Corporation and MRPGEO, LLC dated April 16, 2004*
10.14	Option to Purchase the “Mimbres” Property from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to Nord Resources Corporation dated June 10, 2004*
10.15	Nord Resources Corporation form of Subscription Agreement (April 2004 private placement)*
10.16	Letter dated April 15, 2004, amending the terms of the April 2004 private placement*
10.17	Nord Resources Corporation form of Subscription Agreement (July 2004)*
10.18	Consulting Agreement between Nord Resources Corporation and Investor Growth, Inc. dated June 29, 2004*
10.19	Option Agreement between Shirley Bailey and Nord Resources Corporation dated July 19, 2004*
10.20	Agreement of Option and Right of First Refusal between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004 (zinc business)*
10.21	Agreement of Assignment and Assumption between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004*
10.22	Settlement Agreement and Mutual and General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated October 31, 2004*
10.23	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004*
10.24	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 23, 2004*
10.25	Agreement of Assignment and Assumption between Ronald A. Hirsch and Stephen D. Seymour and TMD Acquisition Corporation dated February 26, 2005*
10.26	Final Asset Purchase Agreement between TMD Acquisition Corporation and ASARCO LLC dated March 2005*
10.27	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April, 2005*
10.28	Settlement Agreement and General Release between Nord Resources Corporation and W. Pierce Carson dated April 22, 2005*
10.29	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005*
10.30	Amendment No. 1 to Settlement Agreement and Mutual General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated June 30, 2005*
10.31	Purchase, Sale and Option Agreement between Nord Resources Corporation and Titanium Resources Group Ltd. effective August 3, 2005*

10.32	Rescission Agreement between Nord Resources Corporation and Ronald A. Hirsch dated August 5, 2005 to rescind the exercise of certain stock options*
10.33	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)*
10.34	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)*
10.35	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)*
10.36	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)*
10.37	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005*
10.38	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering*
10.39	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering*
10.40	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering*
10.41	First Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated December 28, 2004*
10.42	Second Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated May 1, 2005*
10.43	Third Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated June 30, 2005*
10.44	Fourth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated September 30, 2005*
10.45	Memorandum of Understand between Nord Resources Corporation and John Perry regarding employment matters dated March 28, 2005*
10.46	Subordination Agreement made by Nord Resources Corporation in favor of Allied Gold Limited and Nord Pacific Limited dated December 20, 2003**
10.47

Settlement Agreement between Nord Resources Corporation/various individuals personally and in their capacity as directors of Nord Pacific Limited, and PGM Ventures Corporation/2034879 Ontario Limited dated November 13, 2003*

10.48	Settlement Agreement between Nord Resources Corporation, Nord Pacific Limited and various individuals dated December 19, 2003*
10.49

Nord Resources Corporation 1991 Stock Option Plan. Reference is made to Exhibit 10.24 of the Registrants’ Report on Form 10-K for the year ended December 31, 1994, which exhibit is incorporated herein by reference

Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer: Name of Subsidiary Jurisdiction of Incorporation Cochise Aggregates and Materials, Inc. Nevada
Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended**

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board,
Chief Executive Officer, Director
Date: February 3, 2006

By:	/s/ John T. Perry
John T. Perry
Senior Vice President, Secretary, Treasurer and
Chief Financial Officer
Date: February 3, 2006