Form 10QSB
period 2005-06-30
NORD RESOURCES CORP
filed 2006-02-03
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

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

NORD RESOURCES CORPORATION
Quarterly Report On Form 10-QSB

For The Quarterly Period Ended June 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation (the “Company”) are included in this Quarterly Report on Form 10-QSB:

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$15,179
Accounts receivable, net of allowance for losses	4,280
Debt issuance costs, net of accumulated amortization	136,457
Prepaid expenses and other	58,183

Total Current Assets	214,099

Property and Equipment, at cost:
Property and equipment	3,794,557
Less accumulated depreciation and amortization	(1,211,823)

Net Property and Equipment	2,582,734

Other Assets:
Available for sale securities	854,331

Total Other Assets	854,331

Total Assets	$3,651,164

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,140,663
Accrued expenses	921,479
Current maturities of long-term debt	2,958,256
Current maturity of capital lease obligation	18,750

Total Current Liabilities	5,039,148

Long Term Liabilities:
Long term debt, less current maturities	-
Capital lease obligations, less current maturity	40,625
Accrued reclamation costs	158,083

Total Long Term Liabilities	198,708

Total Liabilities	5,237,856

Commitments and contingencies

Stockholders' Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized,	274,144
27,414,331 shares issued and outstanding
Additional paid-in capital	82,389,070
Accumulated deficit	(85,036,319)
Accumulated other comprehensive income	786,413

Total Stockholders' Deficit	(1,586,692)

Total Liabilities and Stockholders' Deficit	$3,651,164

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

Net sales	$-	$-

Operating expenses	1,523,215	529,233
Depreciation, depletion and amortization	41,674	20,559

Loss from operations	(1,564,889)	(549,792)

Other income (expense):
Interest expense	(354,117)	(64,295)
Miscellaneous income (expense)	(22,696)	183,894

Total other income (expense)	(376,813)	119,599

Loss before income taxes	(1,941,702)	(430,193)

Provision for income taxes	-	-

Net Loss	$(1,941,702)	$(430,193)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	27,668,801	25,252,210

Net loss per share of common stock	$(0.07)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

Net sales	$-	$-

Operating expenses	968,604	229,326
Depreciation, depletion and amortization	20,837	10,359

Loss from operations	(989,441)	(239,685)

Other income (expense):
Interest expense	(182,861)	(32,130)
Miscellaneous income (expense)	(56,131)	50,750

Total other income (expense)	(238,992)	18,620

Loss before income taxes	(1,228,433)	(221,065)

Provision for income taxes	-	-

Net Loss	$(1,228,433)	$(221,065)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	27,008,800	25,509,915

Net loss per share of common stock	$(0.05)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid - In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2004	28,250,522	$282,505	$81,513,886	$(83,094,617)	$968,386	$(329,840)
Comprehensive loss:
Net loss	-	-	-	(1,941,702)	-	(1,941,702)
Unrealized gain on marketable securities	-	-	-	-	(181,973)	(181,973)
Comprehensive loss						(2,123,675)

Common stock issued for Coyote Springs	86,538	865	21,635	-	-	22,500
Beneficial conversion feature from issuance of
convertible debt	-	-	25,000	-	-	25,000
Common stock and warrants issued to settle
outstanding claims	250,000	2,500	156,866	-	-	159,366
Recission of stock options exercised	(1,750,000)	(17,500)	(17,500)	-	-	(35,000)
Compensation expense from issuance
of stock options	-	-	472,500	-	-	472,500
Common stock and warrants issued on
revolving credit facility	200,000	2,000	104,536	-	-	106,536
Common stock issued for services	377,271	3,774	112,147	-	-	115,921
Balance at June 30, 2005	27,414,331	$274,144	$82,389,070	$(85,036,319)	$786,413	$(1,586,692)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

Cash Flows From Operating Activities:
Net loss	$(1,941,702)	$(430,193)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation, depletion and amortization	41,674	20,559
Amortization of debt issuance costs	120,686	-
Accretion expense on reclamation costs	7,397	6,849
Stock option mark to market adjustment	472,500	-
Issuance of stock for services rendered	115,921	19,500
Realized gain on sale of securities held for trading	-	(65,207)
Increase in fair market value of securities held for trading	-	(13,642)
Issuance of stock to settle outstanding claims	159,366	-
Beneficial conversion feature recorded as interest expense	69,833	-
Changes in assets and liabilities:
Accounts receivable	(4,280)	-
Other assets	(46,523)	(52,962)
Accounts payable	135,195	(63,112)
Accrued expenses	190,463	228,821

Net Cash (Used) By Operating Activities	(679,470)	(349,387)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	195,201
Capital expenditures	-	(42,906)

Net Cash Provided By Investing Activities	-	152,295

Cash Flows From Financing Activities:
Principal payments on notes payable	(11,804)	(13,416)
Proceeds from issuance of notes payable	50,000	-
Principal payments on capital leases	(9,375)	-
Proceeds from issuance of common stock	-	170,000

Net Cash Provided By Financing Activities	28,821	156,584

Net (Decrease) in Cash and Cash Equivalents	(650,649)	(40,508)

Cash and Cash Equivalents at Beginning of Period	665,828	101,289

Cash and Cash Equivalents at End of Period	$15,179	$60,781

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$140,912	$2,200
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and
Financing Activities:
Common stock issued for purchase of property	$-	$119,452
Decrease (increase) in fair value of available for sale securities	(181,973)	257,357
Debt issuance costs incurred in connection with line of credit	56,000	-
Warrants issued in connection with line of credit	50,536	-
Common stock issued for payment of accounts payable	-	260,880

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of results of operations that may be expected for the year ending December, 31, 2005. It is recommended that this financial information be read in conjunction with the complete financial statements included in Nord Resource Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission.

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

3.      STOCK-BASED COMPENSATION

The Company has adopted the fair value method of accounting pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, for all issuances of stock options to non-employees of the Company. The Company will continue using the intrinsic value method under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for all stock options issued to employees. Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. There were 2,250,000 stock option grants to employees of the Company during the three and six months ended June 30, 2005 and no stock option grants to employees during the three or six months ended June 30, 2004; therefore, if the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be reduced to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss, as reported	$(1,228,433)	$(221,065)	$(1,941,702)	$(430,193)
Stock based employee compensation expense included
in net loss, net of tax	472,500	-	472,500	-
Less stock based compensation determined under
fair value based methods for all awards, net of tax	(659,661)	-	(659,661)	-

Pro Forma Net Loss	$(1,415,594)	$(221,065)	$(2,128,863)	$(430,193)

Net loss per share of common stock:
Basic and diluted:
As reported	$(0.05)	$(0.01)	$(0.07)	$(0.02)
Pro forma	$(0.05)	$(0.01)	$(0.08)	$(0.02)

4.      BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants outstanding. Outstanding options and warrants to purchase 5,197,249 and 2,435,500 shares of common stock for the three and six months ended June 30, 2005 and 2004, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be antidilutive.

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

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended June 30, 2005 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2005.

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

Results Of Operations – Three and Six Months Ended June 30, 2005 and 2004

The following table sets forth our operating results on a quarterly basis for the three and six months ended June 30, 2005, as compared with our operating results on a quarterly basis for the three and six months ended June 30, 2004:

	THREE MONTHS ENDED			SIX MONTHS ENDED
			Change			Change
	June 30,	June 30,	(Increase/	June 30,	June 30,	(Increase/
	2005	2004	Decrease)	2005	2004	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-	$-	$-

Operating expenses	968,604	229,326	739,278	1,523,215	529,233	993,982
Depreciation, depletion and
amortization	20,837	10,359	10,478	41,674	20,559	21,115

Loss from operations	(989,441)	(239,685)	(749,756)	(1,564,889)	(549,792)	(1,015,097)

Other income (expense):
Interest expense	(182,861)	(32,130)	(150,731)	(354,117)	(64,295)	(289,822)
Miscellaneous income	(56,131)	50,750	(106,881)	(22,696)	183,894	(206,590)

Total other income (expense)	(238,992)	18,620	(257,612)	(376,813)	119,599	(496,412)

Loss before income taxes	(1,228,433)	(221,065)	(1,007,368)	(1,941,702)	(430,193)	(1,511,509)

Provision for income taxes	-	-	-	-	-	-

Net Loss	$(1,228,433)	$(221,065)	$(1,007,368)	$(1,941,702)	$(430,193)	$(1,511,509)

Net Loss Per Basic and Diluted Share
of Common Stock:

Weighted Average Number of
Common Shares Outstanding	27,008,800	25,509,915		27,668,801	25,252,210

Net loss per share of common
stock	$(0.05)	$(0.01)		$(0.07)	$(0.02)

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

Net Sales

We did not have any sales during the three and six months ended June 30, 2005 and 2004 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses during the three and six months ended June 30, 2005 and 2004 consisted primarily of care and maintenance costs for the Johnson Camp mine and general and administrative expenses. General and administrative expenses during this period consisted mainly of labor, professional, legal and accounting fees.

Operating expenses increased for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 as a result of our increased professional expenses associated with preparation of audited financial statements and our required filings with the SEC and our efforts to obtain financing during 2005 to further fund our business operations.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense increased for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004.

Interest Expense

Interest expense is attributable to interest that we pay on loans that we have obtained to fund our business operations.

Interest expense increased significantly for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 as a result of the $2,750,000 loan facility that we arranged with Regiment Capital III, L.P., a unit of Boston-based Regiment Capital Advisors, LLC, in October 2004. This loan facility has subsequently been re-paid through alternate debt financing that we arranged.

Miscellaneous Income/Expense

Miscellaneous income is primarily attributable to royalty income that we earn from our landscape aggregate business. Royalty income represents amounts that we are paid by a third party contractor who has the contractual right to remove waste rock from the Johnson Camp property for use in the landscape aggregate business.

Miscellaneous income decreased significantly for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004. The difference was primarily due to miscellaneous income in the amount of $92,357 that we realized in the first quarter of 2004 from the sale of common stock of PGM Ventures Corporation, and miscellaneous expense in the amount of $159,366 that we recognized in the second quarter of 2005 in connection with a legal settlement between our company and Pierce Carson, our former chief executive officer.

Net Loss

Our net loss increased significantly for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 as a result of:

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

Cash and Working Capital

The following table sets forth our cash and working capital as of June 30, 2005 (unaudited):

Cash reserves	$15,179

Working capital	$(4,825,049)[1]

(1)      Includes $3,008,793 in current portion long-term debt.

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

Cash Flows From Operating Activities

Our cash flows during the three and six months ended June 30, 2005 and 2004 were $(679,470) and $(349,387), respectively. This was primarily due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

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

Cash Flows From Investing Activities

We did not have any cash flows from investing activities during the during the six months ended June 30, 2005. During the six months ended June 30, 2004, we received proceeds of $195,205 from the sale of our shares in PGM Ventures Corporation and Principal Financial Group Incorporated. In addition, we incurred the following capital expenditures during the six months ended June 30, 2004: (a) $22,906 in connection with the purchase of our options on certain mineral exploration properties; and (b) $20,000 in connection with the purchase of mining equipment.

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

Long-Lived Assets

Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the six months ended June 30, 2005 and 2004.

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

We estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At January 1, 2003, we estimated the fair value of our total asset retirement obligation in respect of the Johnson Camp Mine to be $124,534. We recorded the fair value of this obligation and the related asset as of January 1, 2003. The net difference between our company’s previously recorded reclamation and closure cost liability and the amounts recorded under Statement of Accounting Standards No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which was recognized as a cumulative effect of a change in accounting principle. At June 30, 2005, the recorded value of accrued reclamation costs was $158,083.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of June 30, 2005, due to certain material weaknesses in internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

We issued 250,000 warrants to purchase 250,000 common stock to W. Pierce Carson in connection with a Settlement Agreement and General Release dated April 22, 2005 between us and Mr. Carson. The stock purchase warrants have an exercise price of $0.50 per share and expire in three years. We issued these securities to Mr. Carson, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, amended.

Effective April 1, 2005, we hired John Perry as our Senior Vice President and Chief Financial Officer. In connection with his hiring, we executed a memorandum of understanding with Mr. Perry which states that for employment services rendered, Mr. Perry will be compensated on a monthly basis with 20,000 shares of common stock until such time that we receive funding of at least $10,000,000. Additionally, we agreed to issue 500,000 shares of common stock to Mr. Perry as a signing bonus, of which 250,000 were issuable upon the execution of the memorandum of understanding, and the remaining 250,000 are to be disbursed one year thereafter. As at December 31, 2005, we had issued a total of 430,000 shares of common stock to Mr. Perry under these arrangements. We also issued stock options to Mr. Perry entitling him to purchase up to 500,000 shares of our common stock, exercisable for a term of five years, as follows: (a) 200,000 shares at an exercise price of $0.30 per share; (b) 100,000 at an exercise price of $0.40 per share; (c) 100,000 at an exercise price of $0.50 per share; and (d) 100,000 at an exercise price of $0.60 per share. On April 18, 2005, we entered into an employment agreement with John T. Perry to serve as our Senior Vice President and Chief Financial Officer. We issued these securities to Mr. Perry, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

As discussed in greater detail under the heading, “Management’s Discussion and Analysis and Plan of Operation – Line of Credit – Related Parties,” we have entered into a $600,000 revolving line of credit agreement dated June 21, 2005, with Ronald Hirsch and Stephen Seymour. In consideration for the issuance of the line of credit, our company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to our company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.25 for a period of three years. Between June 21, 2005 and September 22, 2005, we issued a total of 1,700,000 shares of common stock and 1,700,000 warrants under this agreement, in connection with draw downs under the credit facility. The warrants expire as follows: 100,000 warrants will expire on June 21, 2008; 100,000 warrants will expire on June 29, 2008; 900,000 warrants will expire on July 8, 2008; 400,000 warrants will expire on August 1, 2008; and 200,000 warrants will expire on September 22, 2008. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2005.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended June 30, 2005.

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