Form 10QSB
period 2005-09-30
NORD RESOURCES CORP
filed 2006-02-03
CIK 72316

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

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

NORD RESOURCES CORPORATION
Quarterly Report On Form 10-QSB

For The Quarterly Period Ended September 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation (the “Company”) are included in this Quarterly Report on Form 10-QSB:

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,109
Debt issuance costs, net of accumulated amortization	303,975
Prepaid expenses and other	34,922

Total Current Assets	344,006

Property and Equipment, at cost:
Property and equipment	3,794,557
Less accumulated depreciation and amortization	(1,232,659)

Net Property and Equipment	2,561,898

Other Assets:
Available for sale securities	1,168,711
Deferred offering costs	158,334

Total Other Assets	1,327,045

Total Assets	$4,232,949

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$971,812
Accrued expenses	1,238,913
Current maturities of long-term debt	3,168,219
Current maturity of capital lease obligation	18,750

Total Current Liabilities	5,397,694

Long Term Liabilities:
Long term debt, less current maturities	-
Capital lease obligations, less current maturity	35,938
Accrued reclamation costs	161,782

Total Long Term Liabilities	197,720

Total Liabilities	5,595,414

Commitments and contingencies

Stockholders' Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized,	289,744
28,974,331 shares issued and outstanding
Additional paid-in capital	83,155,069
Accumulated deficit	(85,908,071)
Accumulated other comprehensive income	1,100,793

Total Stockholders' Deficit	(1,362,465)

Total Liabilities and Stockholders' Deficit	$4,232,949

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Net sales	$-	$-

Operating expenses	2,166,788	850,803
Depreciation, depletion and amortization	62,511	40,879

Loss from operations	(2,229,299)	(891,682)

Other income (expense):
Interest expense	(903,426)	(104,361)
Miscellaneous income	319,271	238,788

Total other income (expense)	(584,155)	134,427

Loss before income taxes	(2,813,454)	(757,255)

Provision for income taxes	-	-

Net Loss	$(2,813,454)	$(757,255)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	27,874,657	26,231,347

Net loss per share of common stock	$(0.10)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Net sales	$-	$-

Operating expenses	643,573	321,570
Depreciation, depletion and amortization	20,837	20,320

Loss from operations	(664,410)	(341,890)

Other income (expense):
Interest expense	(549,309)	(40,067)
Miscellaneous income	341,967	54,895

Total other income (expense)	(207,342)	14,828

Loss before income taxes	(871,752)	(327,062)

Provision for income taxes	-	-

Net Loss	$(871,752)	$(327,062)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	28,092,157	28,157,692

Net loss per share of common stock	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid - In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2004	28,250,522	$282,505	$81,513,886	$(83,094,617)	$968,386	$(329,840)
Comprehensive loss:
Net loss	-	-	-	(2,813,454)	-	(2,813,454)
Unrealized gain on marketable securities	-	-	-	-	132,407	132,407
Comprehensive loss						(2,681,047)

Common stock issued for Coyote Springs	86,538	865	21,635	-	-	22,500
Beneficial conversion feature from issuance of
convertible debt	-	-	25,000	-	-	25,000
Common stock and warrants issued to settle outstanding claims	250,000	2,500	156,866	-	-	159,366
Recission of stock options exercised	(1,750,000)	(17,500)	(17,500)	-	-	(35,000)
Compensation from issuance of stock options	-	-	455,000	-	-	455,000
Common stock and warrants issued on revolving credit facility	1,700,000	17,000	872,136	-	-	889,136
Common stock issued for services	437,271	4,374	128,046	-	-	132,420
Balance at September 30, 2005	28,974,331	$289,744	$83,155,069	$(85,908,071)	$1,100,793	$(1,362,465)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Cash Flows From Operating Activities:
Net loss	$(2,813,454)	$(757,255)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation, depletion and amortization	62,511	40,879
Amortization of debt issuance costs	384,029	-
Accretion of discount on debt	180,628	-
Accretion expense on reclamation costs	11,095	10,274
Stock option mark to market adjustment	455,000	-
Issuance of stock for services rendered	132,420	32,125
Realized gain on sale of securities held for trading	-	(72,851)
Issuance of stock to settle outstanding claims	159,366	-
Beneficial conversion feature recorded as interest expense	91,766	7,250
Changes in assets and liabilities:
Other assets	(23,262)	(45,938)
Accounts payable	(33,653)	(46,835)
Accrued expenses	507,896	343,231

Net Cash (Used) By Operating Activities	(885,658)	(489,120)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	215,485
Capital expenditures	-	(132,220)

Net Cash Provided By Investing Activities	-	83,265

Cash Flows From Financing Activities:
Debt issuance costs	(15,861)	-
Deferred offering costs	(158,334)	-
Principal payments on notes payable	(11,804)	(31,304)
Proceeds from issuance of notes payable	425,000	131,000
Principal payments on capital leases	(14,062)	(1,563)
Proceeds from issuance of common stock	-	212,523

Net Cash Provided By Financing Activities	224,939	310,656

Net (Decrease) in Cash and Cash Equivalents	(660,719)	(95,199)

Cash and Cash Equivalents at Beginning of Period	665,828	101,289

Cash and Cash Equivalents at End of Period	$5,109	$6,090

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$214,742	$5,147
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and
Financing Activities:
Common stock issued for purchase of property	$22,500	$80,000
Stock options issued for purchase of property	-	39,453
Increase in fair value of available for sale securities	132,407	208,781
Common stock issued in connection with revolving line of credit	471,000	-
Warrants issued in connection with revolving line of credit	418,136	-
Convertible note issued in connection with rescission of stock option	35,000	-
Beneficial conversion feature on convertible note issued	25,000	98,400
Common stock issued for settlement of accounts payable	-	260,800
Note payable incurred for the purchase of equipment	-	75,000

The accompanying notes are an integral part of these condensed consolidated financial statements

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results of operations that may be expected for the year ending December, 31, 2005. It is recommended that this financial information be read in conjunction with the complete financial statements included in Nord Resource Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission.

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

3.      STOCK-BASED COMPENSATION

The Company has adopted the fair value method of accounting pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, for all issuances of stock options to non-employees of the Company. The Company will continue using the intrinsic value method under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for all stock options issued to employees. Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. There were no stock option grants to employees of the Company during the three months ended September 30, 2005 and 2,250,000 stock option grants to employees for the nine months ended September 30, 2005. There were no stock option

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

grants to employees during the three or nine months ended September 30, 2004; therefore, if the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be reduced to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss, as reported	$(871,752)	$(327,062)	$(2,813,454)	$(757,255)
Stock based employee compensation expense included
in net loss, net of tax	(17,500)	-	455,000	-
Less stock based compensation determined under
fair value based methods for all awards, net of tax	-	-	(659,661)	-

Pro Forma Net Loss	$(889,252)	$(327,062)	$(3,018,115)	$(757,255)

Net loss per share of common stock:
Basic and diluted:
As reported	$(0.03)	$(0.01)	$(0.10)	$(0.03)
Pro forma	$(0.03)	$(0.01)	$(0.11)	$(0.03)

4.       BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants outstanding. Outstanding options and warrants to purchase 6,650,749 and 2,496,250 shares of common stock for the three and nine months ended September 30, 2005 and 2004, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be antidilutive.

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

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2005 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2005.

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

Results Of Operations – Three and Nine Months Ended September 30, 2005

The following table sets forth our operating results on a quarterly basis for the three and nine months ended September 30, 2005 as compared with our operating results on a quarterly basis for the three and nine months ended September 30, 2004.

	THREE MONTHS ENDED			NINE MONTHS ENDED
			Change			Change
	September	September	(Increase/	September	September	(Increase/
	30, 2005	30, 2004	Decrease)	30, 2005	30, 2004	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-	$-	$-

Operating expenses	643,573	321,570	322,003	2,166,788	850,803	1,315,985
Depreciation, depletion and
amortization	20,837	20,320	517	62,511	40,879	21,632

Loss from operations	(664,410)	(341,890)	(322,520)	(2,229,299)	(891,682)	(1,337,617)

Other income (expense):
Interest expense	(549,309)	(40,067)	(509,242)	(903,426)	(104,361)	(799,065)
Miscellaneous income	341,967	54,895	287,072	319,271	238,788	80,483

Total other income (expense)	(207,342)	14,828	(222,170)	(584,155)	134,427	(718,582)

Loss before income taxes	(871,752)	(327,062)	(544,690)	(2,813,454)	(757,255)	(2,056,199)

Provision for income taxes	-	-	-	-	-	-

Net Loss	$(871,752)	$(327,062)	$(544,690)	$(2,813,454)	$(757,255)	$(2,056,199)

Net Loss Per Basic and Diluted Share
of Common Stock:

Weighted Average Number of
Common Shares Outstanding	28,092,157	28,157,692		27,874,657	26,231,347

Net loss per share of common stock	$(0.03)	$(0.01)		$(0.10)	$(0.03)

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

Net Sales

We did not have any sales during any of the three and nine months ended September 30, 2005 and 2004 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses during the three and nine months ended September 30, 2005 and 2004 consisted primarily of care and maintenance costs for the Johnson Camp mine and general and administrative expenses. General and administrative expenses during this period consisted mainly of labor, professional, legal and accounting fees.

Operating expenses increased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 as a result of our increased professional expenses associated with preparation of audited financial statements and our required filings with the SEC and our efforts to obtain financing during 2005 to further fund our business operations.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense increased for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.

Interest Expense

Interest expense is attributable to interest that we pay on loans that we have obtained to fund our business operations.

Interest expense increased significantly for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 as a result of the $2,750,000 loan facility that we arranged with Regiment Capital III, L.P., a unit of Boston-based Regiment Capital Advisors, LLC, in October 2004. This loan facility has subsequently been re-paid through alternate debt financing that we arranged.

Miscellaneous Income/Expense

Miscellaneous income is primarily attributable to royalty income that we earn from our landscape aggregate business. Royalty income represents amounts that we are paid by a third party contractor who has the contractual right to remove waste rock from the Johnson Camp property for use in the landscape aggregate business.

Miscellaneous income increased significantly in the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004, primarily due to the sale of a 2/15 fractional interest in our Class B share of SRL Acquisition No. 1 Limited to Titanium Resources Group, Ltd. during the third quarter of fiscal 2005 in consideration of $200,000 plus the amount of $100,003 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share. We had received the Class B share of SRL Acquisition No. 1 in September 1999 in part consideration of the sale of a 50% ownership interest in Sierra Rutile Limited to SRL Acquisition No. 1.

Net Loss

Our net loss increased significantly for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 as a result of:

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

Cash and Working Capital

The following table sets forth our cash and working capital as of September 30, 2005 (unaudited):

Cash reserves	$5,109

Working capital	$(5,053,688)[1]

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

Cash Flows From Operating Activities

Our cash flows from operating activities during the nine months ended September 30, 2005 and 2004 were $(885,658) and $(489,120), respectively. This was primarily due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

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

Cash Flows From Investing Activities

We did not have any cash flows from investing activities during the during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we received proceeds of $215,485 from the sale of our shares in PGM Ventures Corporation and Principal Financial Group Incorporated. In addition, we incurred the following capital expenditures during the nine months ended September 30, 2004: (a) $82,220 in connection with the purchase of our options on certain mineral exploration properties; and (b) $50,000 in connection with the purchase of mining equipment.

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

Long-Lived Assets

Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the nine months ended September 30, 2005 and 2004.

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

We estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At January 1, 2003, we estimated the fair value of our total asset retirement obligation in respect of the Johnson Camp Mine to be $124,534. We recorded the fair value of this obligation and the related asset as of January 1, 2003. The net difference between our company’s previously recorded reclamation and closure cost liability and the amounts recorded under Statement of Accounting Standards No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which was recognized as a cumulative effect of a change in accounting principle. At September 30, 2005, the recorded value of accrued reclamation costs was $161,782.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of September 30, 2005, due to certain material weaknesses in internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

In September 2005, we commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, is being offered for $0.35 per unit. We sold 819,644 units for a total of $286,875. The stock purchase warrants have an exercise price of $0.40 and expire in three years. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On October 17, 2005, we obtained a secured loan in the amount of $2,850,000 from Auramet Trading, LLC. A secured promissory note was issued to Auramet Trading that provided for interest only payments at a rate of 9% per annum payable monthly and the note was to mature on the earlier of April 17, 2006 or the closing of an equity offering in which we raised not less than $25,000,000. In connection with this loan, we paid Auramet Trading a mandate fee of $15,000 and issued 250,000 warrants to Auramet Trading for the purchase of an equal number of shares of our common stock. The warrants are exercisable on or before October 17, 2007 at an exercise price equal to the final price at which our shares are sold in an offering, provided that if we do not complete an offering of our common stock on or before April 17, 2006, then the exercise price will be the average closing price of our common stock for the 20 trading days prior to April 17, 2006. In addition to the 250,000 warrants issued to Auramet Trading discussed above, we also issued additional warrants to Auramet Trading for the purchase of our common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $1,000,000 (on October 17, 2005) by the final price at which a share of our stock is sold in an initial public offering and multiplying the result by 0.15. The warrants are exercisable on or before October 17, 2007, provided that we complete an offering of our common stock on or before April 17, 2006. In the event that we do not complete an offering by April 17, 2006, the warrants expire on April 17, 2006, and we must issue new warrants to Auramet Trading for the purchase of 256,410 shares of our common stock at an exercise price equal to the average closing price of our common stock as listed on the bulletin board for the 20 trading days prior to April 17, 2006. The new warrant certificate shall expire on April 17, 2008. We issued these securities to Auramet Trading, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On November 8, 2005, we obtained a secured loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading participated through the contribution of the $1,000,000 outstanding amount payable by us under the October 17, 2005 loan. A secured promissory note was issued to Nedbank that provides for interest only payments at a rate of 9% per annum payable monthly and the note matures on the earlier of May 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000.

In connection with this loan, warrants were issued to Nedbank for the purchase of our common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (on November 8, 2005) by the final price at which a share of our stock is sold in an initial public offering and multiplying the result by 0.15. The warrants are exercisable on or before November 8, 2007, provided that we complete an offering of our common stock on or before May 8, 2006. In the event that we do not complete an offering by May 8, 2006, the warrants expire on May 8, 2006, and we must issue a new warrant certificate to Nedbank for the purchase of 743,590 shares of our common stock at an exercise price equal to the average closing price of our common stock as listed on the bulletin board for the 20 trading days prior to May 8, 2006. The new warrant certificate shall expire on May 8, 2008. We issued these securities to Nedbank, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended September 30, 2005.

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