Form 10KSB
period 2005-12-31
NORD RESOURCES CORP
filed 2006-03-28
CIK 72316

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 0-26407

NORD RESOURCES CORPORATION
(Exact name of small Business Issuer as specified in its charter)

Delaware	85-0212139
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1 West Wetmore Road, Suite 107
Tucson, Arizona	85705
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (520) 292-0266

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, par value $0.01 per share

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $0.00

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was
$12,528,044, based upon the closing price of such Common Stock on the Pink Sheets LLC of $0.55 per share on January 31, 2006, and determined by subtracting from the total number of shares of Common
Stock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,272,728 shares of common stock as of February 28, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NORD RESOURCES CORPORATION
Form 10-KSB

- ii -

FORWARD-LOOKING STATEMENTS

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

The Johnson Camp property consists of 64 patented lode mining claims (872 acres), 102 unpatented claims (1,604 acres) and fee simple lands (511 acres), totaling 2,987 acres. The copper processing facilities and the Burro and Copper Chief bulk mining pits are located on the patented mining claims or fee simple lands.

The Johnson Camp property has had a long history of development and mining, dating back to the early 1880s. A number of underground mines operated during the 1880-1975 period. In 1974, Cyprus Mines Corporation developed a large scale open pit heap leach mine and SX-EW processing complex on the Johnson Camp property. Mining in the Burro pit commenced in 1975 and continued until 1986 when the operation closed. After the closure, Cyprus dismantled the original SX-EW plant. Cyprus continued to maintain ownership of the Johnson Camp property until 1989, when it sold its holdings in the district to Arimetco, Inc. In mid-1990, Arimetco, Inc. constructed a new SX-EW plant at the Johnson Camp Mine and resumed mining in the Burro pit in 1991. Arimetco, Inc. began limited open pit mining from the Copper Chief deposit in 1996. Mining continued from both the Burro and Copper Chief deposits until 1997, when production was terminated.

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

We are just emerging from a prolonged period of severe financial distress that was precipitated by the closure of our former rutile mining operations in Sierra Leone, West Africa, in 1995. We also underwent a complete change in our management in 2000 and early 2001 following the settlement of a shareholders’ derivative case against our company and the majority of the directors then in office. Our new management has been focused on preserving the Johnson Camp property.

Our near term objective is to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. We obtained a feasibility study containing a mine plan for the Johnson Camp Mine that was completed by The Winters Company in March 2000. We obtained an updated feasibility study prepared by Winters, Dorsey and Company as of October 2005. The updated feasibility study includes an economic assessment of the Johnson Camp Mine based on the mine plan included in the 2000 feasibility study and current capital and operating cost estimates, and 36 month average copper prices. Nord has decided to proceed with the mine plan based on the updated feasibility study, subject to raising sufficient financing.

We believe the resumption of mining activities at the Johnson Camp mine is warranted based on the recent increase in the market price of copper. The market for copper is cyclical and over the last fifteen years the price of copper has fluctuated between $0.60 and $2.15 per pound. In its most recent cycle the price fell to a low of $0.62 per pound in 1999, due primarily to increased supply with the commissioning of several new mines while demand decreased, largely due to a reduction of consumption in Asia. However, since that time, the price has risen to $2.15 per pound as of January 2006 (as reported by the London Metal Exchange). This increase is due to an increase in worldwide demand for copper. We believe that the strengthening market for copper has created an opportunity for us to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve. However, we caution investors that the market price for copper has historically been cyclical and there is a significant risk that copper prices will not remain at current high levels.

Name and Incorporation

Nord Resources Corporation was formed under the laws of Delaware on January 18, 1971.

Our principal business offices are located at 1 West Wetmore Road, Suite 107, Tucson, Arizona 85705, and our telephone number is (520) 292-0266.

We own 100% of the issued and outstanding shares of Cochise Aggregates and Materials, Inc., which was formed under the laws of Nevada on December 9, 2003. We have no other subsidiaries. As used in this annual report, the terms “we”, “us” and “our” mean Nord Resources Corporation and its subsidiaries, taken as a whole.

In this annual report, our references to the “Johnson Camp property” refer to the entire property we own, while the previously mined area of the Johnson Camp property and the area proposed for further development under the mine plan contained in the 2000 feasibility study, together with the facilities and equipment on the Johnson Camp property, are collectively referred to as the “Johnson Camp Mine”.

Development of Our Business

Our Current Interest in the Sierra Rutile Project

We formerly held an indirect 50% interest in Sierra Rutile Limited, which was engaged in producing and marketing minerals used in the production of titanium dioxide. In January 1995, civil unrest resulted in the closure of Sierra Rutile’s mining facility in Sierra Leone. The loss of titanium revenue left our company with very little cash flow. On September 30, 1999, we were forced to sell our 50% ownership interest in Sierra Rutile to SRL Acquisition No. 1 Limited for consideration that included a 2.5% net profits interest in Sierra Rutile and its related entities, represented by one Class B share of SRL Acquisition No.1.

Under SRL Acquisition No. 1’s articles of association, the Class B share carries the right to a fixed dividend to be paid in respect of each financial year, calculated with reference to a complicated formula. Essentially, the holder of a Class B share is entitled to 5% of certain cash flows (including any dividends or other income generated from SRL Acquisition No. 1’s indirect interest in Sierra Rutile) if certain conditions are met. Since SRL Acquisition No. 1 holds an indirect 50% interest in Sierra Rutile, this effectively means that a whole Class B share of SRL Acquisition No. 1 represents a 2.5% carried net profits interest in Sierra Rutile.

Titanium Resources Group, Ltd., acting through its wholly-owned subsidiary Titanium Fields Resources Ltd., subsequently acquired Sierra Rutile. In August 2005, we granted to Titanium Resources Group an option to acquire our Class B share in SRL Acquisition No. 1. We subsequently sold a 2/15 fractional interest in the Class B share to Titanium Resources Group in consideration of $200,000 plus the amount of $100,003 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share. As described in greater detail below under the heading “Legal Proceedings,” we initiated legal proceedings against Titanium Resources Group in December 2005, alleging, among other things, that Titanium Resources purposefully withheld certain material information from us during the negotiation of the option agreement.

The Sierra Rutile mine remained closed as of December 31, 2005. In late January 2006, Titanium Resources Group announced that it had refurbished, and was then commissioning, the primary bucket line dredge to be used in the extraction of mineral sands at the Sierra Rutile mine, and further that commercial scale production from the dredge was expected to commence in the first quarter of 2006 once all commissioning tests have been satisfactorily completed. We are continuing to monitor Titanium Resources Group’s reactivation efforts.

Nord Pacific Limited/Allied Gold Limited

Throughout the 1990s we owned a significant equity interest in Nord Pacific Limited. In December 2003, Nord Pacific entered into an Arrangement Agreement with Allied Gold Limited, pursuant to which we exchanged all of our outstanding shares of Nord Pacific for, and converted a subordinated debt owed to us by Nord Pacific into, common shares of Allied Gold. Allied Gold is an Australian mining company whose shares trade on the Australian Stock Exchange under the symbol “ALD”. We held 1,865,025 common shares of Allied Gold as at February 28, 2006. We may from time to time sell our remaining shares of Allied Gold through the facilities of the Australian Stock Exchange. Based on the closing price of one share of Allied Gold stock on March 1, 2006, the sale of all of our Allied Gold shares would result in gross proceeds of approximately $665,000 (see “Management’s Discussion and Analysis and Plan of Operation – Liquidity and Financial Resources – Cash and Working Capital” for details).

Surrender of Nord Pacific’s Interest in the Johnson Camp Property

Under a pre-existing agreement with Nord Pacific, we had agreed to pay Nord Pacific 20% of the cash flow from the Johnson Camp Mine after our company had recovered its investment in the Johnson Camp property, as consideration for Nord Pacific’s assistance in identifying and assessing the opportunity and its then-contemplated participation in the management of the mine. Nord Pacific and our company subsequently became parties to a settlement agreement dated December 19, 2003, settling certain legal proceedings that had been instituted against Nord Pacific and some of its directors by our company and Ronald Hirsch, then a shareholder of both Nord Pacific and our company, and also settling certain legal proceedings brought by Nord Pacific and the defendant directors against our company and certain individuals. Under the settlement agreement Nord Pacific transferred its 20% carried interest in the Johnson Camp property back to our company, and Nord Pacific no longer has any interest in the Johnson Camp property.

ITEM 2.      DESCRIPTION OF PROPERTY

A glossary of Technical Terms appears at page 1.

Johnson Camp Property Description and Location

Location and Access

The Johnson Camp property is located in Cochise County, approximately 65 miles (105 kilometers) east of Tucson, Arizona, in all or parts of Sections 22, 23, 24, 25, 26, 27, 35 and 36, Township 15 South, Range 22 West. Access to the Johnson Camp property is via Interstate Highway 10 and by gravel road.

Location Map
Johnson Camp Mine - Southeast Arizona

N
Flagstaff
Kingman
40
40
Prescott
17
Phoenix
10
Safford
8
Yuma
10
Johnson Camp
Copper Project
Tucson
10
19

Description

The Johnson Camp property consists of 64 patented lode mining claims, 30 fee simple claims and 102 unpatented lode mining claims that cover a total of 2,987 acres. The patented claims comprise 872 acres, the fee simple lands comprise 511 acres, and the unpatented claims comprise 1,604 acres. All of the claims are contiguous. We keep the unpatented mining claims in good standing by paying fees of $13,250 per year to the United States Federal Government, and we keep the fee simple and patented claims in good standing by paying property taxes of approximately $35,000 per year. The copper processing facilities and the Copper Chief and Burro bulk mining pits that serve as focal points for our mine plan are located on the patented mining claims or the fee simple lands.

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

As part of the due diligence, The Winters Company was commissioned by Summo to complete a feasibility study for the resumption of mining and SX-EW processing at the Johnson Camp Mine. Although the study indicated that mining was feasible at a copper price of $0.85 per pound, Summo did not pursue mining at the Johnson Camp Mine and assigned its right to the Sale and Purchase Agreement to our wholly-owned subsidiary, Nord Copper Corporation, in June, 1999. Nord Copper Corporation was subsequently merged into our company, following the completion of our acquisition of the Johnson Camp property.

Facilities and Equipment

The existing facilities include a truck shop, core storage building, an administrative and engineering office and warehouse, laboratory, plant mechanical shop, solvent extraction plant, an electrowinning tank house, a tank farm, four solution storage ponds, miscellaneous piping to and from the above facilities, and various used vehicles, pumps and other equipment. The solvent extraction plant consists of four extraction mixer-settlers operated in parallel and two strip mixer-settlers, and has a capacity of 4,000-gallons per minute. The electrowinning tank house consists of 74 electrowinning cells with a full complement of cathodes, and has a 20 million pound-per-year capacity. The tank farm, located in front of the tank house, is used for intermediate storage of electrolyte. The four solution storage ponds have a total capacity of approximately eight million gallons.

The Johnson Camp Mine facilities and equipment were placed into care and maintenance in 2003. The updated feasiblity study concludes that the existing SX-EW plant will have to be rehabilitated to meet future production goals (see “Description of Property – Solvent Extraction Electrowinning Plant Expansion”). The rehabilitated SX-EW plant will be of conventional design, and we plan to use as much of the existing equipment and ancillaries as possible.

SX-EW processing uses electrolysis in the production of pure copper from a copper concentrated sulphuric acid solution. This solution is obtained by leaching copper from broken ore, then extracting the copper from the leach solution using an organic solvent, and finally returning the copper contained in this organic solvent into a concentrated solution for the final electrowinning stage

In addition to the real property included in the Johnson Camp property, there are several access rights-of-way, three water wells which are located on the Johnson Camp property, and an agreement with a local rancher which allows access to a fourth water well located on private land in Section 19, just to the east of the Johnson Camp property. We hold water rights to the fourth well in Section 19 under Arizona State Registry number 36-66379. Production water for the Johnson Camp property is currently supplied from two of the three wells located on the Johnson Camp property and the Section 19 well. Together they provide approximately 600 gallons of water per minute. We currently do not use the fourth well. Additional water will be required to expand the leaching operation, so we anticipate that it will be necessary to drill another well on our land near the Section 19 well. In addition, although three of the four wells have been upgraded since 1999, additional upgrades may have to be undertaken.

Commercial electrical power and telephone lines remain in place and operational at the Johnson Camp property.

Power Supply

The Johnson Camp Mine receives electrical power from Sulfur Springs Valley Electric Cooperative (SSVEC) by way of a 69,000-volt line owned by SSVEC. SSVEC currently purchases the power from Arizona Electric Power Company (AEPCO), which operates a gas/coal-fired generating plant southwest of Willcox, Arizona.

Power is received at a single substation owned by us. The Johnson Camp property substation transformer is rated at 5,000 kilovolt amps. Our transformer must be upgraded for the expansion to 25 million pounds of copper per year.

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

Arimetco, Inc. also developed the Copper Chief deposit which is another disseminated, bulk-mineable copper oxide deposit. This deposit is located approximately 1,500 feet along strike to the north of the Burro pit and is hosted primarily by Diabase and Lower Abrigo Formation. However, the intervening Bolsa Quartzite is mostly barren, unlike the Burro deposit. Copper occurs in association with limonite, goethite, and wad, and as disseminations in the diabase and along fractures within the diabase and the underlying Pioneer Shale.

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

Sampling, Analysis, Quality Control and Security

We have a lab at the Johnson Camp Mine and have in the past conducted sample preparation and analysis of both in-house and outside samples. We plan to employ an Arizona State registered assayer to analyze ore and determine the value of copper in the samples. The on-site lab utilizes a Perkin Elmer Analyst 100 atomic absorption unit along with wet chemical methods. In addition, the lab is equipped with a sample preparation facility. The lab is intended to maintain internal checks and we plan to send random samples to Act Skyline Labs in Tucson, Arizona for verification.

Feasibility Study

Summo USA Corporation commissioned The Winters Company to complete a feasibility study on the Johnson Camp Mine in 1999. Upon our acquisition of the Johnson Camp property, we engaged The Winters Company to update the feasibility study in 2000. We engaged Winters, Dorsey and Company, LLC (“Winters, Dorsey”) to prepare an update to the feasibility study prepared by The Winters Company in 2000. We received this updated feasibility study from Winters, Dorsey on October 11, 2005. For the updated feasibility study, Winters, Dorsey:

  visited the Johnson Camp property and collected data;
  reviewed all metallurgical test work completed for the project;
  developed copper recovery estimates;
  constructed acid soluble block models for the Burro and Copper Chief deposits;
  verified global and local block models for the Burro and Copper Chief deposits;
  determined Lerchs-Grossman pit shell reserves;
  completed open pit mine scheduling of the Burro and Copper Chief deposits;
  determined reserve estimates for the Burro and Copper Chief deposits;
  reviewed crusher installation;
  reviewed proposed solvent extraction electrowinning (SX-EW) plant expansion;
  reviewed infrastructure and support facilities;
  reviewed secured equipment purchased by us for the Johnson Camp Mine;
  reviewed the heap leach pad, pregnant leach solution, raffinate pond design and capital cost estimates;
  reviewed operating, capital and general and administrative cost estimates; and
  reviewed environmental issues and permitting requirements.

Ore Reserves

Winters, Dorsey estimated the reserves in accordance with Industry Guide 7 of the Securities and Exchange Commission’s Guide for the Preparation of Registration Statements.

The table below presents the reserve data for the Johnson Camp Mine which, in the opinion of Winters, Dorsey and Company, LLC are reasonable based on the economics used:

Nord Copper Johnson Camp
Summary of Proven and Probable Reserves

		Total Ore
Pitt Phase	Class	Tons (000)	% Cu
Burro Starter Pit	Proven	4,956	0.479
	Probable	1,414	0.531
	Total	6,370	0.490

Burro Pit – After Starter	Proven	11,740	0.403
	Probable	4,253	0.349
	Total	15,993	0.388

Copper Chief North Pit	Proven	3,527	0.336
	Probable	1,032	0.302
	Total	4,559	0.329

		Total Ore
Pitt Phase	Class	Tons (000)	% Cu
Copper Chief South Pit	Proven	7,818	0.362
	Probable	402	0.347

	Total	8,220	0.361

Total Burro & Copper Chief	Proven	28,041	0.396
	Probable	7,101	0.378
	Total	35,142	0.393

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

Summo drilled eight confirmation holes into the Copper Chief deposit subsequent to the completion of the resource model used in the 2000 feasibility study. The Winters Company performed an additional verification test of the model by comparing the eight Copper Chief confirmation holes drilled by Summo with the estimated block grades in the vicinity of the drill hole intercepts. The Winters Company plotted three bench plans with total copper grades estimated using only the Cyprus and Arimetco drill hole data along with the Summo’s confirmation drill hole grades. In the 2000 feasibility study, The Winters Company concluded that, in general, the Summo drill hole grades correspond reasonably well with the block model total copper grades. The discrepancies observed could be attributed to the proximity of the Summo samples to rock type boundaries, where sharp differences in grade are often seen.

The Winters Company also compared the Summo confirmation drilling with the earlier drilling results from Cyprus Mines Corporation and Arimetco Inc. The Winters Company paired each of the Summo drill hole composites with the closest Cyprus or Arimetco composite. The average distance between pairs in the two data sets was 111 feet. For the 139 data pairs, The Winters Company calculated mean total copper grades of 0.26 percent and 0.29 percent for the Summo confirmation drilling and the earlier Cyprus or Arimetco drilling, respectively. Although the Summo confirmation grade data were 10 percent lower than the previous drilling, as with the Burro deposit, most of the earlier drill hole composites were derived from core drilling while the Summo confirmation data were based on reverse circulation drilling. Also, these comparisons were made without regard to rock type and were based solely on selecting data pairs within close proximity to one another.

Metallurgical Testwork

In the 2000 feasibility study, The Winters Company and a metallurgical consultant reviewed all of the laboratory test data that was available at the time. The metallurgical consultant recommended that the laboratory column recoveries be adjusted to reflect the 30-foot actual lift height compared to the 10-foot height used in the laboratory columns. This adjustment resulted in leach cycle times as long as 240 days. The metallurgical consultant also recommended that the actual recovery curve be adjusted to reflect the effect of soluble copper inventory entrapped in the leach ore that would not be available until final rinse of the pads. This was accomplished by holding back four percent of the extraction copper that would be recovered in the last two years with heap rinsing. The Winters Company reviewed this work and concurred with the metallurgical recovery estimates. Based on the metallurgical testwork, acid consumption rates for the project were developed. These acid consumption rates reflect the generation of acid in the SX-EW plant.

A summary of the recovery curve projections for the Copper Chief and Burro deposits is shown below. A recovery curve is essentially the amount of the copper projected to be recovered over time, expressed as a percentage of the total copper contained in a particular ore type.

Recovery Curves

Recovery (Cumulative Percent)

Month	Rock Type
	Burro Pit	Cu Chief	Shale and
	Diabase	Diabase	Bolsa	Abrigo

1	42.0	33.5	34.5	58.0
2	55.0	45.5	47.0	65.0
3	63.0	53.5	55.0	70.5
4	68.0	59.0	61.0	74.0
5	71.0	61.5	64.5	76.0
6	75.0	65.0	67.5	77.8
7	76.0	66.5	69.0	78.5
8	77.0	68.0	70.0	79.0
9	77.5	69.0	71.5	-
10	78.0	70.0	72.5	-
11	78.5	70.7	73.3	-
12	79.0	71.3	74.0	-
13	79.5	72.0	74.5	-
14	80.0	72.6	75.0	-
15	80.5	73.3	75.5	-
16	81.0	74.0	76.0	-

Mine Design

For the Johnson Camp Mine Winters Dorsey used the mine design from the 2000 feasibility study, and tested it with an estimated production rate of 25 million pounds per year and updated operating and capital cost estimates. In the updated feasibility study, Winters, Dorsey ran Lerchs-Grossman shells and compared the pit shell volumes to the volumes of the previous pit designs, and found that the 2000 pit design was smaller than the pit indicated by current Lerchs-Grossman pit shells. Therefore, it is a conservative design for the current production rate and cost estimates. Winters, Dorsey concluded that after pit optimization is done and a new pit is designed, the open pit reserves would probably increase.

In the 2000 feasibility study, The Winters Company developed two-phase mine designs for both the Burro pit and the Copper Chief pit. The Burro pit design consists of a preliminary mining phase which deepens the bottom of the existing pit and a final phase that starts at the surface and enlarges and deepens the existing pit to below the starter pit. The Burro starter pit takes advantage of the existing pit bottom and ramps to establish early access to ore with limited stripping requirements. The starter pit establishes the Burro pit final ramp design on the west side of the pit. The Burro final pit will carry temporary internal ramp access in order to permit access on the benches where the ramp has already been finalized by the starter pit.

The Copper Chief pit is a new design in an area with limited previous mining activity. The Copper Chief pit was divided into north and south phases, and the north phase will be mined first in order to minimize stripping requirements. The bottom of the north phase will provide part of the access to the lower benches of the deeper southern phase.

Processing

We intend copper production to originate from both an active leach program of newly mined ore and the residual leaching of the existing old dumps. Crushed leach ore will be placed on top of the old heaps for the first four years. Commencing in year five the remaining leach ore will be placed on the new pad, but rinsing will continue on the older pads until the PLS grade is too low for profitable processing.

Our operating plan includes mining, crushing the ore to minus one-inch, acidulating and drum agglomerating the crushed ore with sulphuric acid, and conveying the acidulated ore through a series of movable conveyors to the new leach pad. That ore will be acid-cured with a 144-gram-per-liter raffinate solution before conventional leaching commences. The order will be stacked in 30-foot lifts on both the old heaps and the new pad. The new ore will be leached with a combination of low-grade leach solution (intermediate leach solution) and raffinate. The highest grade PLS from the new leach pad system will be directed to the solvent extraction plant. Raffinate from the solvent extraction plant will be applied to the existing old leach dumps for residual copper recovery. Copper will be recovered from the PLS solution utilizing the existing solvent extraction circuit and cathode copper will be produced from the expanded electrowinning circuit using stainless steel blanks. In the past, the electrowinning plant has produced copper of 99.999 percent copper quality. In the updated feasibility study, Winters, Dorsey concluded that the future operation will be at low current densities (22 to 23 amps per square foot) as compared to most operations which should continue to ensure a high cathode quality.

In the updated feasibility study, Winters, Dorsey examined the throughput capacity of the proposed crushing and conveying circuit and found that the equipment is adequate to meet the production goals. We have already purchased the primary crushing station for use at Johnson Camp. Winters, Dorsey has also reviewed the electrowinning expansion plans to reach production of 25 million pounds per year and believes the modifications are adequate to reach this target. Winters, Dorsey has evaluated the solution pumping system and has determined that several of the solution pumps are adequate for the system with minor modifications.

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

Plant Layout

Three existing solution ponds will be relined to meet current environmental standards. A new raffinate pond will be constructed in the plant area. A new leach pad and new combined PLS-intermediate leach solution pond (ILS), plus a storm water pond, will be constructed in an area northeast of the existing plant facilities. A new crushing system will be installed in an area convenient for mine access by truck.

The new leach pad area is located northeast of the existing plant facility and will be designed so that leach solutions flow by gravity into the new combined PLS-ILS pond located down slope of the new leach pad. However, the PLS solution must be pumped back to the existing solvent extraction plant. A storm water pond is also provided. A new sulfuric acid storage tank will be installed in the plant area. The tank will have a capacity of 30,000 gallons, equivalent to nine 25 ton truckloads of acid.

Solvent Extraction Electrowinning Plant Expansion

The existing electrowinning plant consists of an older section consisting of 56 cells, each containing 21 cathodes, and a newer section made up of 16 cells, each containing 36 cathodes. Our mine plan calls for the addition of a third set of cells (termed expansion) with 16 cells, as well as the addition of a new automated stripper to strip copper cathodes from the stainless cathodes. Other planned improvements included in the SX-EW modifications are a new cell house crane, a new boiler and associated heat exchanger, a new set of electrolyte filters, a clay filter press, and an upgrade to the transformer. The rectifier that is installed on the new section needs only a minor modification, and reinsertion of an existing electrical board, to enable it to handle the added voltage from the 16-cell expansion. These improvements will augment the many modifications that have already been made to the original plant, such as replacement of wooden decks in the EW section, new mix box footers in the SX, new SX piping and new piping in the tank farm.

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

Our proposed operations at the Johnson Camp Mine will derive their economic value from the production and sale of copper. The projected annual production volumes for the anticipated life of the mine are as follows:

Summary of Projected Production

Year	1	2	3	4	5	6	7	8	9	10	11

Ore placed, tons x 1,000	2,240	4,408	3,149	4,100	4,765	4,317	3,071	4,621	4,470	0	0

Ore grade, percent copper	0.271	0.364	0.544	0.385	0.312	0.397	0.558	0.356	0.382	0	0

Copper with new ore, lbs x 1,000	12,141	32,103	34,261	31,570	29,734	34,277	34,272	32,902	34,151	0	0

Copper extracted new ore, lbs x 1,000	5,413	22,844	24,527	25,963	24,706	25,902	25,854	24,259	25,188	8,391	265

Copper retained in heaps, lbs x 1,000(1)	517	914	981	1,039	988	1,036	1,034	970	1,008	336	11

Copper recovered in rinsing, lbs x 1,000 (2)	0	0	0	0	0	0	0	0	0	5,300	3,533

Copper from existing heaps, lbs x 1,000 (3)	2,275	2,600	1,600	1,600	1,600	1,600	0	0	0	0	0

Net available for cathode, lbs x 1,000	7,171	24,531	25,146	26,525	25,318	26,466	24,820	23,289	24,180	13,355	3,787

Cathode production, lbs x 1,000	7,171	24,531	25,000	25,000	25,000	25,000	25,000	25,000	25,000	14,099	3,787

Cathode inventory build-up, lbs x 1000	250	0	0	0	0	0	0	0	0	0	-250

Cathode for sale, lbs x 1,000	6,921	24,531	25,000	25,000	25,000	25,000	25,000	25,000	25,000	14,099	4,037

Change in copper solution inventory, lbsx1,000	0	0	146	1,525	318	1,466	-180	-1,711	-820	-744	0

Cumulative Cu inventory, lbs x 1,000	0	0	146	1,671	1,988	3,455	3,275	1,563	744	0	0

Leach flow, gpm	4,500	6,700	4,786	6,232	7,243	6,562	4,668	7,024	6,794	6,794	6,794

PLS flow, gpm	2,550	2,550	2,550	2,550	2,550	2,550	2,550	2,550	2,550	1,700	1,500

PLS copper, g/l delta	1.38	2.28	2.34	2.47	2.35	2.46	2.31	2.17	2.25	1.23	0.58
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

Production, Operating and Capital Costs
for the Johnson Camp Mine

		Production	Operating Costs,
		Ore mined	Excluding Delivery	Capital costs
		tons (000)	$(000)	$(000)
Year 1	2006	2,240	8,060	20,495
Year 2	2007	4,408	18,052	53
Year 3	2008	3,149	14,445	58
Year 4	2009	4,100	19,776	8,603
Year 5	2010	4,765	18,979	68
Year 6	2011	4,317	15,634	2,168
Year 7	2012	3,071	12,571	78
Year 8	2013	4,621	18,875	78
Year 9	2014	4,471	17,046	438
Year 10	2015	-	4,497	53
Year 11	2016	-	2,406	43
Year 12	2017	-	25	1,483
Year 13	2018	-	25	1,483
	Total	35,142	150,391	35,101

Projected Copper Production from Existing Leach Pads

We conducted a drilling program to evaluate actual copper content of the existing heaps. The drilling program was conducted to provide an estimate of the copper values in the heaps. Based on estimated heap tonnages, there are approximately 75 million pounds of acid soluble copper remaining in the heaps. The following chart contains the actual copper cathode production for Johnson Camp Mine during the years indicated:

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

Under the Resource Conservation and Recovery Act (RCRA) and related state laws, including the Arizona Hazardous Waste Management Act (HWMA), mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities. Administration of the federal RCRA programs was delegated to Arizona and is handled through the HWMA. RCRA and HWMA costs may also include corrective action or clean up costs.

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

Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into “Waters of the United States” are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill materials into “Waters of the United States,” including wetlands. Discharges of pollutants to the groundwater is regulated by the state Aquifer Protection Permit Program, which sets standards for water quality discharges and requires permits for discharges. Storm water discharges also are regulated and permitted under that statute. All of those programs may impose permitting and other requirements on our operations. The delegation to Arizona of administration of the federal NPDES permitting program was recently voided by the Ninth Circuit Court of Appeals, and there is some uncertainty as to how future permitting will be handled. The federal Pollution Prevention Act of 1990, which implements the Community-Right-To-Know portions of CERCLA, may require us to file annual toxic chemical release forms.

The National Environmental Policy Act (NEPA) requires an assessment of the environmental impacts of “major” federal actions. The “federal action” requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards. It merely requires the analysis of any potential impact. The scope of the assessment process depends on the size of the project. An Environmental Assessment (EA) may be adequate for smaller projects which are found to have no significant impacts. An Environmental Impact Statement (EIS), which is much more detailed and broader in scope than an EA, is required for larger projects with significant impacts. NEPA compliance requirements for any of our proposed projects, such as federal approval of a mine plan involving more than five (5) acres per year on unpatented mining claims, could result in additional costs or delays. There is no Arizona law or state procedure comparable to the federal NEPA and the EA/EIS process. Although all current mine facilities on the Johnson Camp property are situated on private land, future exploration on the Johnson Camp property and our other properties may involve unpatented mining claims.

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

Our Reclamation and Closure Plan

The previous owner of the Johnson Camp property, Arimetco Inc., had no reclamation or closure plans, nor is there a bond outstanding to perform reclamation and closure activities. Our reclamation plan will reclaim all mining disturbances occurring after 1987 to a level that will support the designated post-mining land use. Open pit mines are excluded from reclamation requirements; however, waste dumps, tailing piles, leach facilities, process water ponds, site buildings and roadways will require closure and reclamation. Our closure plan will present measures to be taken to prevent discharges of pollutants from the facility after operations cease, the methods that we will use to secure the facility, and any other measures needed to protect groundwater resources, including post-closure monitoring and maintenance as needed. We discuss our reclamation and mine closure plan in more detail under “Status of Permits” below.

Environmental and Permitting Issues

The Johnson Camp property has undergone mining activities for a period of over 125 years. Consequently a number of impacted areas exist on the site. When we acquired the Johnson Camp property, it included a number of conditions which constituted state environmental violations which we assumed from Arimetco, Inc. Accordingly, in connection with the acquisition, we entered into a Consent Order in January 2001 with the Arizona Department of Environmental Quality (“ADEQ”). We agreed to upgrade and improve certain of the facilities and complete certain remediation activities at the Johnson Camp property by September 2000. On September 7, 2002, the ADEQ issued a Compliance Order to us indicating that our operation of the Johnson Camp Mine was in violation of certain aquifer protection laws, as well as the terms of our Consent Order and ordering us to bring the Johnson Camp Mine into compliance with the aquifer protection laws. We are allowed to produce copper from the Johnson Camp Mine while the Compliance Order is in effect (see “Legal Proceedings”).

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

In addition to the rinsing costs in the last two years of the life of the Johnson Camp Mine, Winters, Dorsey has provided for $1,000,000 for closure and reclamation, which is net of any value received from selling the property assets. This $1,000,000 estimate includes the impact of future mining operations that may be conducted over the nine year life of the reserves as contemplated by the updated feasibility study. Based on current understandings of what will be required by the regulatory agencies, Winters, Dorsey has concluded this value for closure is reasonable. In addition, we anticipate on-going sales from the aggregate resource could offset future closure costs.

Status of Permits

The development, operation, closure and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations and public agency decisions. This section does not attempt to exhaustively identify all of the permits and authorizations that need to be obtained, but instead focuses on those that are considered to be the main efforts that are on the critical path for project start-up.

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

Storm Water National Pollutant Discharge Elimination System	Permit number AZR00B095 issued on April 4, 1996 which authorizes us to discharge storm water. A Storm Water Pollution Prevention Plan will be further developed.

Water Supply	4 existing wells are permitted: Moore Mine (#36-66376), Republic Mine (#36-66377), Black Prince Mine (#36-66378) and Section 19 Well (#36-66379).

Permit	Status

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

Coyote Springs

In January 2004, our company acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona, described as “Coyote Springs”, consisting of two State of Arizona exploration leases and 52 unpatented mining claims. The Coyote Springs property is a porphyry copper-gold exploration target with exposed, surface copper oxides and considerable potential for deeper copper sulfides. Coyote Springs is situated adjacent to the Phelps Dodge Corporation Dos Pobres copper development project near Safford.

The Coyote Springs option provides that we may acquire the Coyote Springs project in exchange for (i) the issuance of certain shares of our company’s common stock, as described below, to Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC in their respective capacities as the Coyote Springs owners; (ii) at the election of the Coyote Springs owners, the issuance of either 149,994 shares of common stock or $165,000 cash in the aggregate, to be paid in three annual installments of $50,010, $54,990 and $60,000 beginning in January 2006; (iii) the issuance of 99,999 stock options in each of January 2004, 2006 and 2008; and (iv) in January 2009, at the election of the Coyote Springs owners, payment of $1,600,005 cash or the equivalent value in shares of common stock. The stock options are to have an exercise price 15% below the value of our company’s common stock on the date of grant, must be immediately exercisable, and are to expire 36 months following their respective grant dates.

During 2004, we issued 199,998 shares of common stock valued at $80,000, paid $22,500 in cash, and granted options to purchase an additional 99,999 shares of our common stock in conjunction with the Coyote Springs option. The stock options were valued at $39,453 under the fair value provisions of SFAS No. 123. As of December 31, 2004, the total consideration paid under the Coyote Springs option was $141,953.

During 2005, we issued an additional 86,538 shares of common stock valued at $22,500 in conjunction with the Coyote Springs option. As at December 31, 2005, the total consideration paid under the Coyote Springs option was $164,453.

Pursuant to an amendment agreement dated January 27, 2006, the Coyote Springs owners agreed to accept an aggregate of $21,000 in cash and an aggregate of 83,844 shares of our common stock valued at $29,010, in satisfaction of the $50,010 payment due in 2006. We also issued 99,999 stock options to the Coyote Springs owners with an effective grant date of January 28, 2006 and an exercise price of $0.47 per share.

The Coyote Springs option also provides for the payment of production royalties to Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC based on certain levels of copper sales, the payment of a 4% sales commission in the event our company sells Coyote Springs, and meeting certain exploration and development expenditures relative to Coyote Springs totaling $1,250,000 during the term of the agreement.

The Coyote Springs option expires in January 2009 and may be terminated by us upon 90 days’ written notice.

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

Following the option effective date, the Mimbres option also provides for (i) the issuance of 105,000 shares of common stock annually for four years; (ii) the issuance of options to purchase 120,000, 90,000 and 60,000 shares of common stock at the end of year one, two and three, respectively; and (iii) at the election of the Mimbres owners, payment of $2,400,000 cash or the equivalent value in shares of common stock on the five-year anniversary of the option effective date. We are also obligated to pay production royalties based on certain levels of copper sales, the payment of a 4% sales commission in the event our company sells Mimbres, and meeting certain exploration and development expenditures relative to Mimbres totaling $1,400,000 during the term of the agreement.

The stock options relative to the Mimbres option are to be issued at an exercise price that is 15% below the value of our company’s common stock on the date of grant, are to be immediately exercisable, and will expire 36 months following their respective grant dates. The Mimbres option expires in June 2009 and may be terminated by our company upon giving 90 days written notice.

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

We have a history of losses and expect to incur losses in the future. We had no revenues and losses of $3,084,166 in 2005. As at December 31, 2005, we had a working capital deficiency of $4,288,886 (including $4,438,359 representing the current portion of our long-term debt). The Johnson Camp Mine produced copper during the 1975 to 2003 period, but we currently have no commercial production at the Johnson Camp Mine. Accordingly, we expect to continue to incur losses until such time as the Johnson Camp Mine enters into commercial production and generates sufficient revenues to fund our continuing operations. We cannot guarantee that we will successfully bring the Johnson Camp Mine or any of our other properties into commercial production or, if we do, that we will be able to generate sufficient revenues to fund our operations or achieve or sustain profitability.

Our operations will involve the exploration, development and production of copper and other metals, with the attendant risks of damage to or loss of life or property and legal liability. In addition, unforeseen conditions or our failure to ensure ore grade may materially adversely affect our estimated processing efficiency and our ability to carry out our planned leaching operations.

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

Our estimates of reserves are inherently subject to error, particularly since we have no recent operating history on which to base such estimates and estimates of future operating costs. Our actual results will differ due to unforeseen events and uncontrollable factors that can have significant adverse impacts.

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

We have incurred substantial debt and granted a security interest in our assets. If we are unable to repay our loan when it becomes due, the lender would be entitled to realize upon its security.

We are currently indebted to Nedbank Limited in the amount of $3,900,000. We have issued a secured promissory note to Nedbank Limited that matures on the earlier of May 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000. We currently do not have the means to repay the note. In connection with bridge loan financing from Nedbank Limited in the total principal amount of $3,900,000, we have delivered a deed of trust, assignment of rents, security agreement and fixture filing that grants to Nedbank Limited a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including patented mining claims, fee lands and unpatented mining claims. Nedbank Limited would be entitled to realize upon the security interest if we are unable to repay or refinance the loan as it becomes due and seize our assets. There is no assurance that we will be able to raise sufficient financing to repay this loan as it becomes due, or upon our ability to refinance the loan on acceptable terms, if at all. We have obtained credit approval from Nedbank Limited for a debt financing facility of up to $14 million for the reactivation of the Johnson Camp Mine. The credit approval is subject to certain conditions precedent described in more detail in this annual report, including the company raising a minimum of $18 million in additional financing, which cannot be assured.

We require substantial financing to complete the development and reactivation of the Johnson Camp Mine, the availability of which cannot be assured.

We estimate that the initial capital costs for the reactivation of the Johnson Camp Mine will be approximately $22 million (including working capital), expected to be incurred within the first two years of project start up. We estimate we will incur a further $9 million in the following two years. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. The estimated capital costs of the Johnson Camp Mine, as well as our estimated operating costs, are based on the updated feasibility study completed by Winters, Dorsey and Company, LLC, and those estimates may change with our actual experience as our mine plan is implemented. We may therefore require substantial additional financing to carry out our mine plan, and we may be forced to effect a reverse split (consolidation) of our issued and outstanding shares of common stock, if approved by our shareholders, in connection with our pursuit of financing alternatives. We cannot guarantee that we will be able to obtain such additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may be forced to maintain the Johnson Camp Mine on care and maintenance status indefinitely.

The feasibility of our mine plan is based on certain assumptions about the sustainability of the current price of copper. We may be adversely affected by fluctuations in copper prices.

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

The Johnson Camp property consists of 64 patented lode mining claims, 30 fee simple claims and 102 unpatented lode mining claims that cover a total of 2,987 acres. The copper processing facilities and the Copper Chief and Burro bulk mining pits that serve as focal points for our mine plan are located on the patented mining claims or fee simple parcels. However, we may in the future mine areas that are on unpatented mining claims. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the United States General Mining Law, including the requirement of a proper physical discovery of a valuable lode mineral within the boundaries of each claim and proper compliance with physical staking requirements. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of United States federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.

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

The actual costs of reclamation are uncertain, and any additional amounts that we are required to spend on reclamation may have a material adverse effect on our financial condition.

The costs of reclamation included in the updated feasibility study are estimates only and may not represent the actual amounts which will be required to complete all reclamation activity. It is not possible to determine the exact amount that will be required, and the amount that we will be required to spend could be materially different than current estimates. Reclamation bonds or other forms of financial assurance represent only a portion of the total amount of money that will be spent on reclamation over the life of the Johnson Camp Mine operation. Although Winters, Dorsey has included estimated reclamation amounts in the updated feasibility study, it may be necessary to revise the planned expenditures, and the operating plan for the mine, in order to fund required reclamation activities. Any additional amounts required to be spent on reclamation may have a material adverse affect on our financial condition and results of operations.

We do not insure against all risks, and we may be unable to obtain or maintain insurance to cover the risks associated with our operations at economically feasible premiums. Losses from an uninsured event may cause us to incur significant costs that could have a material adverse effect upon our financial condition.

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

We compete with larger, better capitalized competitors in the mining industry. This may impair our ability to maintain or acquire attractive mining properties, and thereby adversely affect our financial condition.

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

Our success depends on our key executives, Nicholas Tintor, Ronald Hirsch, Erland Anderson, John Perry, and key operating personnel at the Johnson Camp Mine, Eric Ivey and Matthew Williams. The loss of the services of one or more of such key personnel could have a material adverse effect on our business. Our ability to manage exploration and development activities, and hence our success, will depend in large part on the efforts of these individuals. We face intense competition for qualified personnel, and we cannot be certain that we will be able to attract and retain such personnel in the future.

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

Our directors and officers may have conflicts of interest, including two of our directors who hold subordinated security interests in our company’s assets.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies. The Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes together with the risks associated with our business may deter qualified individuals from accepting these roles.

We will be required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, which could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the year ended December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We have identified certain material weaknesses in our internal controls over financial reporting that we are in the process of addressing. We cannot be certain that we will be able to complete our evaluation of our internal controls, testing and any required remediation in a timely fashion once we become subject to the requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

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

We may potentially face shareholder action for our past delinquencies in our SEC Filings.

We are required to file reports under the Securities Exchange Act of 1934. These reports include annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy statements. Due to financial difficulties, we did not file the reports as required by the 1934 Act with the SEC during 2000 through 2004. Our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006, was not timely filed but was intended to provide meaningful disclosure for the years ended December 31, 2000 through 2004. On February 3, 2006, we filed, on a late basis, our outstanding quarterly reports on Form 10-QSB for the first, second and third quarters of 2005. We may be subject to shareholder action due to our lack of timely compliance with reporting requirements under the 1934 Act.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

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

The $1,500,000 deposited into escrow pursuant to the ADEQ Compliance Order was funded from our company’s rabbi trust accounts, which we gained access to in 2001 pursuant to a settlement agreement that we entered into in that year with the rabbi trust participants. A rabbi trust is a type of nonqualified deferred compensation arrangement established by the transfer of funds by an employer to an irrevocable trust for the benefit of executive employees. Such a trust is intended to help ensure that future benefit obligations of the employer to participating executive employees will be satisfied, although the trust’s assets must be available to all the general creditors of the employer in the event of bankruptcy.

Judgment in Favor of, and Conditional Covenant Not to Execute By, Sulphur Springs Valley Electric

In August 2003, the Superior Court of the State of Arizona issued a judgment against us in favor of Sulphur Springs Valley Electric, Inc. in the amount of $161,316 for non-payment of our electricity bill. On January 23, 2004, Sulphur Springs executed a covenant not to execute on this judgment, provided that we abide by a specified payment schedule and pay the balance due on the judgment by February 28, 2006. On February 27, 2006, Sulphur Springs executed a second covenant not to execute amending the original payment schedule and extending the balance due date. We are obligated to pay $4,000 on the first day of every month, with the remaining amount due on the judgment to be paid on August 1, 2006. We estimate the amount due on August 1, 2006 to be approximately $61,314 plus interest.

Action By, and Cross Complaint Against, Great West Life

On December 10, 2003, Great West Life initiated a court action against us in the Superior Court of the State of Arizona, County of Maricopa on allegations of unpaid health insurance premiums. Great West Life is claiming losses in excess of $107,000. We filed a cross complaint against Great West Life for failing to pay the claims made by our employees under employee health and welfare benefit plans. In March 2006, we entered into a settlement and mutual release of claims agreement with Great West Life. Under the terms of the settlement agreement, which remains subject to court confirmation, we have consented to a judgment in favor of Great West Life in the total amount of $150,000, but Great West Life has agreed not to execute upon the judgment so long as Nord pays to Great West Life a total of $100,000 in accordance with the following schedule:

  an initial payment to Great West Life in the amount of $10,000, which has been paid;

  monthly payments to Great West Life of $5,000 each, payable on May 15, June 15 and July 14, 2006; and

  monthly payments to Great West Life of $15,000 each payable on or before August 15, September 15, October 13, November 15, and December 15, 2006.

If we fail to make the scheduled payments, interest will accrue on the full $150,000 amount of the judgment at the rate of 10 percent per year, beginning on March 21, 2006.

Action Against Titanium Resources Group

In August 2005, we granted to Titanium Resources Group an option to acquire our Class B share in SRL Acquisition No. 1 (see “Description of Business – Development of Our Business” for additional information). We subsequently sold a 2/15 fractional interest in the Class B share to Titanium Resources Group in consideration of $200,000 plus the amount of $100,003 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share. We then discovered that Titanium Resources had made arrangements to list its shares on the Alternative Investment Market of the London Stock Exchange. On December 3, 2005, we initiated legal proceedings against Titanium Resources Group in the District Court, 134th Dirstrict, Dallas County, Texas, claiming, among other things, that they purposefully concealed the pending public offering from us during the negotiation of the option agreement and thereby deprived us of the opportunity to account for the positive impact the AIM listing would have on the value of the Class B share in determining a fair price for the share. Further, as disclosed in the AIM listing, Titanium Resources Group had orchestrated a change in the corporate structure of the mine’s ownership. We allege that this was done without our consent and is contrary to their agreement with us. Our attorneys have proposed private mediation of this matter and a mediation date has been set for March 2006.

Other Claims and Proceedings

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

Price Ranges (high and low closing bid prices)

	2005	2004
1st Quarter	$0.25 – 0.41	$0.15 – 0.40
2nd Quarter	0.24 – 0.35	0.20 – 0.40
3rd Quarter	0.23 – 0.32	0.23 – 0.45
4th Quarter	0.23 – 0.33	0.26 – 0.39

The price ranges shown are based on Pink Sheet quotations. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

The number of record holders of our common stock, $.01 par value, as of February 28, 2006 was 2,293.

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

Equity Compensation Plans

On February 15, 2006, our board of directors adopted a new stock incentive plan, subject to obtaining stockholder approval (the “Initial Stock Incentive Plan”) and a related 2006 Deferred Stock Unit Plan for Directors (the “DSU Plan” and together with the Initial Stock Incentive Plan, the “Plans”). No awards were made under the Plans.

We subsequently became aware of recent changes to United States federal tax laws applicable to the Plans and engaged special tax counsel to review the Plans. Counsel recommended substantial revisions to the Plans to provide an appropriate mechanism for deferral of stock payments to directors in light of the recent changes to federal tax laws, and to clarify aspects of other awards that could be made under the Initial Stock Incentive Plan.

Due to the extensive nature of the revisions, our Board of Directors determined it to be appropriate to cancel the Plans, and to adopt a new stock incentive plan (which includes a subpart governing deferred stock units in lieu of the DSU Plan) (the “2006 Stock Incentive Plan”) that supersedes and replaces in their entirety the Initial Stock Option Plan and DSU Plan. Our stockholders will be asked to approve the 2006 Stock Incentive Plan at our next Annual General Meeting which is anticipated to be held in the second quarter of 2006. The 2006 Stock Incentive Plan is described in more detail in amendment number 1 to our preliminary proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 24, 2006.

A total of 6,000,000 shares of common stock have been reserved for issuance under all awards that may be granted under the 2006 Stock Incentive Plan. “Eligible Participants” who are entitled to participate in the 2006 Stock Incentive Plan consist of employees, directors and consultants of (a) our company or (b) any of the following entities: (i) any “parent corporation” as defined in section 424(e) of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) any “subsidiary corporation” as defined in section 424(f) of the Code; or (iii) any business, corporation, partnership, limited liability company or other entity in which our company, a parent corporation or a subsidiary corporation holds a substantial ownership interest, directly or indirectly.

The 2006 Stock Incentive Plan provides for the granting to Eligible Participants of such incentive awards (each, an “Award”) as the administrator of the 2006 Stock Incentive Plan (the “Administrator”) may from time to time approve. The highlights of the 2006 Stock Incentive Plan include the following:

(a)	the Administrator will be a Committee of the Board of Directors of our company appointed to act in such capacity, or otherwise, the Board of Directors itself;

(b)	each Award will be subject to a separate award agreement (an “Award Agreement”) to be executed by the Company and the Grantee, which shall specify the term of the Award

(c)

subject to applicable laws, including the rules of any applicable stock exchange or national market system, the Administrator will be authorized to grant any type of Award to an Eligible Participant (a “Grantee”) that is not inconsistent with the provisions of the 2006 Stock Incentive Plan, and the specific terms and provisions of which are set forth in an Award Agreement, and that by its terms involves or may involve the issuance of:

(i)	shares of common stock of our company (including Awards that may be earned in whole or in part upon attainment of performance criteria established by the Administrator),

(ii)	a stock option (an “Option”) entitling the Grantee to purchase shares of common stock of our company,

(iii)

a stock appreciation right (an “SAR”) entitling the Grantee to acquire such number of shares of common stock or such cash compensation as will be determined by reference to any appreciation in the value of our company’s common stock in accordance with terms to be established by the Administrator,

(iv)

restricted stock issuable for such consideration (if any) and subject to such restrictions on transfer, rights of first refusal, repurchase provisions, forfeiture provisions including those effective upon termination of employment or upon a failure to satisfy performance goals during the applicable restriction period, and such other terms and conditions to be established by the Administrator,

(v)	unrestricted stock issuable for such consideration (if any) on such terms and conditions to be established by the Administrator,

(vi)

restricted stock units, subject to such restrictions as may be imposed under an Award Agreement, and represented by notional accounts maintained in the respective names of the Grantees that are valued solely by reference to shares of common stock of the Company and payable only in shares after the restrictions have lapsed, as determined by the Administrator and subject to certain limitations as set forth in the 2006 Stock Incentive Plan,

(vii)

deferred stock units issuable to Eligible Directors (as defined in Subpart A to the 2006 Stock Incentive Plan) in lieu of Eligible Remuneration (as defined in Subpart A to the Plan) otherwise payable in shares of common stock, and subject to settlement as provided in an Award Agreement, subject to certain limitations set forth in the 2006 Stock Incentive Plan, and represented by notional accounts maintained in the respective names of the Eligible Directors,

(viii)	dividend equivalent rights, which are rights entitling the recipient to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock,

(ix)	any other security with the value derived from the value of the Company’s common stock, or

(x)	any combination of the foregoing;

(d)	unless permitted under applicable law and regulatory requirements, no Insider (as defined in the 2006 Stock Incentive Plan) is eligible to receive an Award where:

	(i)	the Insider is not a director or senior officer of our company;

	(ii)	any Award, together with all of our company’s other previously established or proposed Awards under the 2006 Stock Incentive Plan could result at any time in:

A.	the number of shares of common stock reserved for issuance pursuant to stock options granted to Insiders exceeding 10% of the outstanding common stock; or

B.	the issuance to Insiders pursuant to the exercise of stock options, within a one year period of a number of shares of common stock exceeding 10% of the outstanding common stock;

(e)

unless and until the Administrator determines that an Award to a Grantee is not designed to qualify as Performance-Based Compensation (as defined in the 2006 Stock Incentive Plan), the following limits will apply to grants of Awards to Grantees:

(i) the maximum number of shares of common stock with respect to one or more Options and/or SARs that may be granted during any one calendar year to any one Grantee shall be 600,000; and

(ii)

the maximum aggregate grant with respect to Awards of restricted stock, unrestricted stock, restricted stock units and deferred stock units in any one calendar year to any one Grantee shall be 600,000;

(f)

the terms and conditions of any Award, including, but not limited to, the exercise price, grant price or purchase price, any restrictions or limitation on the Award, any schedule for lapse of forfeiture restrictions or restrictions on the exercisability of the Award, and acceleration or waivers thereof, will be determined by the Administrator in compliance with applicable laws, including the rules of an applicable stock exchange or national market system;

(g)	the term of an Option will be no more than ten years;

(h)

subject to applicable laws, including the rules of an applicable stock exchange or national market system, an Award Agreement may permit a Grantee to exercise an Award for a specified period following termination of the Grantee as an Eligible Participant, in which event the Award will terminate to the extent it is not exercised on the last day of the specified period or the last day of the original term of the Award, whichever occurs first;

(i)	subject to applicable laws, the Administrator may at any time offer to buy out a previously granted Award for a payment in cash, shares of common stock of the Company or other consideration;

(j)

the number of shares of common stock issuable under the Plan, including the number of shares issuable under any outstanding Awards, is subject to adjustment in certain circumstances, including certain changes in the Company’s share capital to reflect common stock dividends, stock splits, reverse stock splits, combination or reclassification of shares or other similar events;

(k)

a Grantee may exercise an Award Right (as defined in the 2006 Stock Incentive Plan) by delivering to the Company a written notice that specifies the number of Award Rights that the Grantee is exercising and, at the discretion of the Administrator, payment for shares may be made: (i) by cash, cashier’s check or wire transfer; (ii) by tendering shares of our company’s common stock (which if acquired from our company have been held by the Grantee for at least six months); (iii) by a deemed net-stock exercise, in which case the Grantee is deemed to have disposed of the Grantee’s right to exercise the specified number of Award Rights in the normal manner, and to have received as consideration therefore, and in full and final satisfaction of those disposed Award Rights the right to receive the appropriate number of shares of common stock, or

(iv) by broker-assisted cashless exercise in which instructions are provided to a broker to settle the purchase and sale of the shares underlying the Award;

(l)

the Administrator can amend the terms of any outstanding Award, provided that any amendment that would adversely affect the Grantee’s rights under an existing award will not be made without the Grantee’s consent, unless a result of a change in applicable law, and amendments will be submitted for stockholder approval to the extent required by the Code, stock exchange rules, or other applicable laws, rules or regulations;

(m)

the Board of Directors of our company may at any time amend, suspend or terminate the Plan, subject to such stockholder approval as may be required by applicable laws, including the rules of an applicable stock exchange or national market system, provided that:

(i) no Award may be granted during any suspension of the Plan or after termination of the Plan, and

(ii)

any amendment, suspension or termination of the Plan will not affect Awards already granted, and such Awards will remain in full force and effect as if the Plan had not been amended, suspended or terminated, unless mutually agreed otherwise between the Grantee and the Administrator, which agreement will have to be in writing and signed by the Grantee and the Company;

(n)	if a Grantee’s Continuous Service (as defined in the Plan) has been terminated for Cause (as defined in the Plan), all rights to any and all Awards outstanding will be immediately forfeited;

(o)

in the event our company’s common stock becomes listed on a stock exchange, and to the extent required by the rules of such stock exchange, then the following terms and conditions shall apply to an Award in addition to those contained herein, as applicable:

(i)

the exercise price of an Award granted to an Insider cannot be reduced, or the term of the Award cannot be extended to benefit an Insider, unless we obtain the approval of the stockholders other than the Insider who is affected by such amendment;

(ii)

the number of securities issuable to Insiders, at any time, under all of our company’s security based compensation arrangements (whether entered into prior to or subsequent to such listing), cannot exceed 10% of our company’s total issued and outstanding common stock, unless we obtain Disinterested Shareholder Approval; and

(iii)

the number of securities issued to Insiders, within any one year period, under all of our company’s security based compensation arrangements (whether entered into prior to or subsequent to such listing), cannot exceed 10% of the issued and outstanding common stock, unless we obtain Disinterested Shareholder Approval.

Any Award that is subject to a restriction will become fully exercisable only as set forth in the applicable Award Agreement. Nevertheless, the 2006 Stock Incentive Plan provides the Administrator with the sole discretion, at any time, to declare any or all Awards to be fully or partially vested and exercisable, provided that the Administrator does not have the authority to accelerate or postpone the timing of payment or settlement with respect to Awards subject to Section 409A of the Code in a manner that would cause the Awards to be subject to certain related interest and penalty provisions. The Administrator may discriminate among Eligible Participants or among Awards in exercising such discretion.

The 2006 Stock Incentive Plan has specific provisions which apply to grants of Awards intended to qualify as “performance-based compensation”, as defined under section 162(m) of the Code, to any employees who are “covered employees” for the purposes of section 162(m)(3) of the Code.

Under the 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options under section 422 of the Code and the regulations thereunder or non-incentive stock options under section 83 of the Code.

We have granted non-qualified stock options under individual compensation arrangements, which have been authorized by our board of directors. Such options have been granted outside of, and are therefore not subject to, the 2006 Stock Incentive Plan.

The following table provides a summary of the number of options granted under our individual compensation agreements and the weighted average exercise price and the number of options remaining available for issuance as at December 31, 2005.

	Number of		Number of securities
	securities to be	Weighted	remaining available
	issued upon	average	for future issuance
	exercise of	exercise price	under equity
	outstanding	of outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	4,739,999	$0.25	N/A
Total(1)	4,739,999	$0.25	None

(1)

Includes certain options granted to executive officers pursuant to employment agreements described in more detail under the caption “Employment Contracts and Termination of Employment and Change-In-Control Arrangements.”

Recent Sales of Unregistered Securities

We issued securities in the following transactions without registering the securities under the Securities Act:

During 2005, we issued 430,000 shares of our common stock valued at $127,700 to John Perry, our Senior Vice President and Chief Financial Officer. We issued these securities to Mr. Perry, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

As discussed in greater detail under the heading, “Management’s Discussion and Analysis and Plan of Operation – Liquidity and Financial Resources – Cash Flows from Financing Activities,” we have entered into a $600,000 revolving line of credit agreement dated June 21, 2005, with Ronald Hirsch and Stephen Seymour. In consideration for the issuance of the line of credit, our company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to our company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.25 for a period of three years. The warrants expire as follows: 100,000 warrants will expire on June 21, 2008; 100,000 warrants will expire on June 29, 2008; 900,000 warrants will expire on July 8, 2008; 400,000 warrants will expire on August 1, 2008; 200,000 warrants will expire on September 22, 2008; 60,000 warrants will expire on October 5, 2008; 40,000 warrants will expire on October 11, 2008; and 460,000 warrants will expire on October 20, 2008. As at December 31, 2005, we have issued a total of 2,260,000 shares of common stock valued at $637,000 and 2,260,000 warrants to purchase one share of common stock valued at $562,478 pursuant to this revolving line of credit. We issued these securities to Mr. Hirsch and Mr. Seymour, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

In September 2005, we commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, is being offered for $0.35 per unit. During the year ended December 31, 2005, we sold 819,644 units for $286,875. As at January 31, 2006, we have sold 899,644 units for a total of $314,875 pursuant to this private placement, which closed in January 2006. The stock purchase warrants have an exercise price of $0.40 and expire in three years. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

During the year ended December 31, 2005, we issued 12,000 shares of our common stock to settle outstanding payables of $12,866. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

In February 2006, we issued 11,881 shares of common stock to settle outstanding payables of $11,881. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 8, 2006, we entered into an agreement with Walter Belous, a former independent, outside director of our company who resigned as a director of our company in December 1995, to settle certain retirement benefit claims. Under the terms of the settlement, we issued 42,500 shares of common stock, agreed to pay Mr. Belous $8,500 in cash for retirement benefits for calendar year 2006 and reaffirmed our continuing obligation to make annual payments in the amount of $8,500. We issued these securities to Mr. Belous, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2005.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2005 and 2004 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2005 and 2004, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this prospectus.

Our Plan of Operations

As discussed under the heading, “Description of Business – Overview of Our Business,” we are just emerging from a prolonged period of severe financial distress that was precipitated by the closure of our former rutile mining operations in Sierra Leone, West Africa, in 1995. We also underwent a complete change in our management in 2000 and early 2001 following the settlement of a shareholders’ derivative case against our company and the majority of the directors then in office. Our new management has been focused on preserving our primary asset, the Johnson Camp Mine.

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

We presently do not have any arrangements in place to obtain the necessary financing to commence mining operations. We plan to raise the necessary financing through a combination of debt and equity financing. We believe that we may be forced to effect a reverse split (consolidation) of our issued and outstanding shares of common stock in connection with this equity financing. There is a substantial risk that we will not be able to obtain the necessary financing on commercially reasonable terms, or at all. In addition to the risk that we do not obtain financing, our business and our ability to realize our business objectives and implement our operating plan is subject to a number of additional risks and uncertainties, including those discussed under the heading “Risk Factors”. If we fail to obtain the necessary financing, our plan is to continue to maintain the Johnson Camp Mine on care and maintenance status indefinitely.

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

Results Of Operations – Years Ended December 31, 2005 and 2004

The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2005 and 2004.

Consolidated Loss From Operations

	Year Ended December 31
	2005	2004
	(audited)	(audited)

Net sales	$–	$–

Operating expenses	3,091,237	1,254,651
Depreciation, depletion and amortization	83,347	66,347

Loss from operations	$(3,174,584)	$(1,320,998)

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

(ii)     preparation of the filings required by the Securities and Exchange Commission (the “SEC”) in order that we are current with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”); and

(iii)    seeking interim financing necessary to enable us to continue our business operations.

Net Sales

We did not have any sales during the years ended 2005 and 2004 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses increased from $1,254,651 in 2004 to $3,091,237 in 2005 due primarily to activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production. These costs consisted primarily of labor, including stock-based compensation, $1,268,014 consulting and professional services $1,160,148, care and maintenance $144,107 and other $518,968.

Other Income

The following table sets forth our consolidated other income and expenses during the fiscal years ended December 31, 2005 and 2004:

	Year Ended December 31
	2005	2004
	(audited)	(audited)
Other income (expense)
Interest expense	$(1,659,976)	$(266,464)
Gain on settlement of debt	–	425,133
Gain on investment, net	1,540,106	72,851
Miscellaneous income	210,288	225,121

Total other income (expense)	$90,418	$456,641

The following discussion highlights some of the more significant items included in the foregoing table.

Interest and Other Expenses

Interest expense is attributable to interest that we pay on loans that we have obtained to fund our business operations.

During the years ended December 31, 2005 and 2004, we incurred $1,659,976 and $266,464, respectively, in total interest expense. Interest expense increased significantly in 2005 as compared to 2004 as a result of the $2,750,000 loan facility that we arranged with Regiment Capital III, L.P., a unit of Boston-based Regiment Capital Advisors, LLC, in October 2004, and additional debt that we incurred under a $600,000 revolving line of credit agreement dated June 21, 2005 with Ron Hirsch and Stephen Seymour. The loan facility with Regiment Capital Advisors has been repaid through alternate debt financing that we arranged.

During 2005 and 2004, we incurred debt issuance costs of $929,111 and $241,370 respectively, related to the issuance of promissory notes. These costs are being amortized over the term of the loans using the straight-line method, which approximates the effective interest method. Interest expense for amortization of the debt issuance costs of $758,528 and $40,228 was incurred for the years ended December 31, 2005 and 2004, respectively.

Settlement Income

In 2004, we received other income from settlements. We recorded a $425,133 gain on settlement of debt in 2004 which resulted from the payment of $828,477 to Arimetco in October 2004, in payment and satisfaction of our debt to Arimetco at a discount.

Miscellaneous Income

Sources of miscellaneous income for the year ended December 31, 2004 were:

  Royalty income from landscape aggregate business of $214,000; and

  Other income of $11,000.

Sources of miscellaneous income for the year ended December 31, 2005 were:

  Royalty income from landscape aggregate business of $198,000; and

  Other income of $12,000.

Net Loss

The following table reflects our consolidated net loss for the years ended December 31, 2005 and 2004, after taking into account the amounts recognized as other income or expenses.

	Year Ended December 31
	2005	2004
	(audited)	(audited)

Loss from operations	$(3,174,584)	$(1,320,998)
Total other income (expense)	90,418	456,641
Provision for income taxes	–	–

Net Loss	$(3,084,166)	$(864,357)

We recorded a net loss of $3,084,166 for the year ended December 31, 2005 as compared to a net loss of $864,357 for the year ended December 31, 2004. We experienced an increase in the net loss between 2004 and 2005 as a result of an increase in operating expenses and a reduction in other income between 2004 and 2005. This, in turn, was due to:

  continued operating expenses associated with the care and maintenance of the Johnson Camp Mine;

  a significant increase in interest expense during 2005 over 2004; and

  costs associated with activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production, as discussed above.

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

We anticipate that we will require between $1 million and $2 million through the next year to continue care and maintenance at the Johnson Camp Mine, and to provide working capital for our financing activities. We are currently selling our common shares of Allied Gold. (See the discussion immediately below under the subheading “Cash and Working Capital”.) In addition, we may have to draw down further debt under our revolving line of credit agreement dated June 21, 2005, with Ronald Hirsch, our company’s Chairman and Stephen Seymour, one of our company’s directors. (For additional details respecting the line of credit agreement, please see the discussion below under the subheading “Line of Credit - Related Parties.”) As of December 31, 2005, we had $35,000 available to us under the revolving line of credit.

Cash and Working Capital

The following table sets forth our cash and working capital as of December 31, 2005 and December 31, 2004:

	As of	As of
	December 31,	December 31,
	2005	2004

Cash reserves	$141,197	$665,828

Working capital	$(4,288,886)(1)	$(3,767,262)(2)

(1)	Includes $4,438,359 in current portion long-term debt.
(2)	Includes $2,909,514 in current portion long-term debt.

If we leave the Johnson Camp Mine on care and maintenance status, and we do not incur any extraordinary liabilities, we will incur monthly expenses of approximately $170,000. We anticipate our current cash to be adequate to cover such care and maintenance activities through October 2006, after taking into account approximately $1,055,000 in proceeds we received from the sale of 3,163,796 shares of Allied Gold that we sold during January and February 2006, and approximately $655,000 in gross proceeds that we anticipate we could realize from the sale of the 1,833,765 shares of Allied Gold that we held as of February 28, 2006, based on the closing price on March 1, 2006 for one share of Allied Gold stock of AUD$0.480 per share (approximately $0.3566 per share, based on the noon buying rate in New York of $0.7429:AUD$ 1.00 on March 1, 2006, as certified by the Federal Reserve Bank of New York for customs purposes). Our shares of Allied Gold are not subject to any resale restrictions, and we may sell them from time to time in an orderly manner through the facilities of the Australian Stock Exchange, at prevailing market prices. There is no assurance that their current market price can be maintained in the long term.

Our estimated monthly expenses also do not include the significant additional costs that we anticipate that we will have to incur in connection with our ongoing financing activities, or any additional costs that we will have to incur if we proceed with our plan to reactivate the Johnson Camp Mine. As discussed above under the heading, “Our Plan of Operations,” we expect to incur initial capital costs in excess of $22 million (including working capital) within the first two years of start-up, and a further $9 million (including working capital) in the following two years.

In addition, our anticipated monthly expenses do not include provision for payment of the following accrued and unpaid liabilities:

1.

We had accrued expenses of $1,115,244 as of December 31, 2005. These accrued expenses consist primarily of consulting fees and accrued salaries for Ronald Hirsch, our Chairman and formerly our Chief Executive Officer, and Erland Anderson, our Executive Vice President and Chief Operating Officer, as well as interest expenses and payroll expenses.

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

Cash Flows From Operating Activities

Our cash flows from operating activities during the years ended December 31, 2005 and 2004 were $(1,726,298) and $(1,269,099), respectively. This was primarily due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Cash Flows From Financing Activities

As we have had no revenues since the placement of the Johnson Camp Mine on care and maintenance status in August 2003, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our common stock. Our cash flows from financing activities for the years ended December 31, 2005 and 2004 were $1,477,025 and $2,228,853, respectively.

Bridge Financing by Regiment Capital III, L.P.

In October 2004, we obtained a loan in the amount of $2,750,000 from Regiment Capital III, L.P., of which $828,477 was used to pay off all amounts owed by us to Arimetco in connection with our acquisition of the Johnson Camp property. We used the balance of the loan proceeds to fund our ongoing activities at the Johnson Camp Mine and for general corporate purposes.

We recognized a gain of $425,133 on settlement of the debt with Arimetco. A note issued to Regiment Capital provided for interest only payments at 10% per annum, payable monthly, matured on October 19, 2005, and was secured by a first priority security interest in substantially all of our company’s assets. We incurred debt issuance costs of $241,370 related to this note. The security interest superseded Arimetco’s lien on the Johnson Camp property, which was discharged upon repayment in full of the amended Arimetco loan.

Bridge Financing by Auramet Trading, LLC

On October 17, 2005, we obtained a loan in the amount of $2,850,000 from Auramet Trading, LLC. Ronald Hirsch, our former Chief Executive Officer and the Chairman of our board of directors, funded $1,850,000 of the loan pursuant to an Agreement for Credit Risk Participation dated October 17, 2005, between Auramet Trading and Mr. Hirsch. The agreement gave Mr. Hirsch a 65% interest in the loan and in all documents, instruments and collateral issued by Auramet Trading, as well as all payments, recoveries or distributions in connection with the loan. We used $2,763,561 of the proceeds from this loan to pay off the Regiment Capital III, L.P. loan and $40,000 to pay Auramet Trading’s closing fee.

A secured promissory note was issued to Auramet Trading that provided for interest only payments at a rate of 9% per annum, payable monthly, and the note was to mature on the earlier of April 17, 2006 or the closing of an equity offering in which we raised not less than $25,000,000. The note was secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated October 17, 2005, relating to the Johnson Camp property. These instruments gave Auramet Trading a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property. This security interest has since been discharged.

We paid Auramet Trading, as arranger of the bridge financing, a mandate fee of $15,000 and issued them 250,000 warrants for the purchase of an equal number of shares of our common stock. The warrants are exercisable on or before October 17, 2007 at an exercise price equal to the final price at which our shares are sold in a public offering, provided that if we do not complete such an offering of our common stock on or before April 17, 2006, then the exercise price will be the average closing price of our common stock for the 20 trading days prior to April 17, 2006.

In addition to the 250,000 warrants issued to Auramet Trading discussed above, we also issued additional warrants to Auramet Trading for the purchase of our common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $1,000,000 (on October 17, 2005) by the final price at which a share of our stock is sold in a public offering and multiplying the result by 0.15. The warrants are exercisable on or before October 17, 2007, provided that we complete a public offering of our common stock on or before April 17, 2006. In the event that we do not complete such an offering by April 17, 2006, the warrants expire on April 17, 2006, and we must issue new warrants to Auramet Trading for the purchase of 256,410 shares of our common stock at an exercise price equal to the average closing price of our common stock for the 20 trading days prior to April 17, 2006. The new warrant certificate shall expire on April 17, 2008.

In connection with the Auramet Trading loan, Ronald Hirsch, Stephen Seymour and Auramet Trading entered into a Subordination Agreement dated October 17, 2005 whereby Mr. Hirsch and Mr. Seymour agreed to subordinate all present and future loans to us in favor of any and all indebtedness that we have with Auramet Trading. In addition, we entered into an Environmental Indemnity Agreement with Auramet Trading dated October 17, 2005.

Bridge Financing by Nedbank Limited

On November 8, 2005, we obtained a loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading participated through the contribution of the $1,000,000 outstanding amount payable by us under the October 17, 2005 loan. We used $1,860,175 of the proceeds from this loan to repay the portion of the Auramet Trading loan that was contributed by Mr. Hirsch, $5,500 to pay the accrued interest on the Auramet Trading loan, $50,000 to pay the legal fees of Auramet Trading in connection with the bridge loan, and $100,000 to pay Nedbank’s closing fee. In addition, we paid $400,000 to Auramet Trading to purchase copper put options, and we are using the remainder to fund our ongoing activities at the Johnson Camp property and for general corporate purposes. As of December 31, 2005, approximately $275,000 worth of copper put options have been bought and the balance remains on deposit with Auramet Trading.

A secured promissory note was issued to Nedbank that provides for interest only payments at a rate of 9% per annum, payable monthly, and the note matures on the earlier of May 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000. The note is secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated November 8, 2005, relating to the Johnson Camp property. These instruments give Nedbank a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property.

We issued warrants to Nedbank for the purchase of our common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (on November 8, 2005) by the final price at which a share of our stock is sold in a public offering and multiplying the result by 0.15. The warrants are exercisable on or before November 8, 2007, provided that we complete a public offering of our common stock on or before May 8, 2006. In the event that we do not complete such an offering by May 8, 2006, the warrants expire on May 8, 2006, and we must issue new warrants to Nedbank for the purchase of 743,590 shares of our common stock at an exercise price equal to the average closing price of our common stock as listed on the OTC Bulletin Board for the 20 trading days prior to May 8, 2006. The new warrant certificate shall expire on May 8, 2008.

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

If we wish to procure any project financing for the Johnson Camp property, Nedbank has a right of first refusal to arrange for such financing on terms acceptable to us.

We have been negotiating a further debt financing facility with Nedbank in connection with our plans to reactivate the Johnson Camp Mine. On January 31, 2006, we were advised by Nedbank that its Credit Committee has approved in principle a $14 million debt financing facility for the development of the Johnson Camp Mine, subject to:

  our company raising a minimum of $18 million, by way of an equity financing;

  Nedbank’s right to review our company’s hedging program, and to call for additional hedging should Nedbank deem this to be necessary;

  completion of confirmatory legal due diligence;

  the negotiation and settlement of acceptable transaction documentation; and

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

During June 2004, Mr. Hirsch exercised 1,750,000 stock options at an aggregate exercise price of $35,000. Subsequently, during April 2005, Mr. Hirsch and our company agreed to rescind this stock option exercise and to reinstate the original 1,750,000 options at the exercise price and with the expiration date of the options under the original grant. We issued a convertible promissory note to Mr. Hirsch in the amount of $35,000 and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10% per annum and was convertible at maturity on January 1, 2006 into shares of our common stock at a conversion price of $0.175 per share. The maturity of this loan has been extended to the earlier of May 8, 2006 or one week after the closing of an equity offering in which we raise in excess of $25 million. This promissory note contains a beneficial conversion feature of $25,000 due to the value of our common stock exceeding the debt conversion price on the date of the loan. As a result, we recognized approximately $490,000 of compensation expense as of the grant date of the new option.

On June 21, 2005, our company entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and was to have matured on December 31, 2005, and is collateralized by accounts receivable, inventory, property and equipment, and other assets. This loan has been extended to the earlier of May 8, 2006 or one week following the closing of an equity offering in which we raise not less than $25 million. In consideration for the issuance of the line of credit, our company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to our company. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years.

Mr. Hirsch, Mr. Seymour and Nedbank have entered into a Subordination Agreement dated November 8, 2005 whereby Mr. Hirsch and Mr. Seymour have agreed to subordinate all of their present and future loans to us in favor of any and all indebtedness that we have with Nedbank, including the $3,900,000 bridge loan described above.

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

In September 2005, we commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, is being offered for $0.35 per unit. We have sold 899,644 units for a total of $314,875 pursuant to this private placement which closed in January 2006. The stock purchase warrants have an exercise price of $0.40 and expire in three years.

Cash Flows From Investing Activities

In 2005, we purchased copper put options for $275,358. In 2004, our company received proceeds of $194,416 from the sale of PGM Ventures Corporation shares and $21,069 from sales of Principal Financial Group Incorporated shares.

We paid out cash amounts of $22,500, $6,000 and $980 in 2004 in connection with our Coyote Springs, Mimbres and Texas Arizona Mines options. In addition, in 2004, we purchased a gyratory crusher, a Caterpillar loader and other miscellaneous equipment for a total of $610,700 in capital expenditures.

Between December 31, 2005 and January 27, 2006, we sold 1,553,073 shares of our investment in Allied Gold resulting in net proceeds of $496,027.

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

Long-Lived Assets

Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2005 and 2004.

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

Reclamation Costs

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement was adopted January 1, 2003, when we recorded the estimated present value of reclamation liabilities and adjusted the carrying amount of the related asset. Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the units of production method based on proven and probable reserves.

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At January 1, 2003, we estimated the fair value of our total asset retirement obligation to be $124,534. We recorded the fair value of this obligation and the related asset as of January 1, 2003. The net difference between our company’s previously recorded reclamation and closure cost liability and the amounts recorded under SFAS No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which was recognized as a cumulative effect of a change in accounting principle. At December 31, 2005 the recorded value of accrued reclamation costs was $165,480. We will recognize increases to our asset retirement obligation concurrently with the impact of our mining activity, if and when such additional mining activity occurs.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after December 15, 2005. We have not yet evaluated the impact of the adoption of SFAS No. 123R and have not determined the impact on our company’s financial position or results of operations. However, we expect that this standard will have a material effect on our future results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.           FINANCIAL STATEMENTS

Our audited consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and the related notes to the financial statements, are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 7.

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

ITEM 8A.        CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer, Nicholas Tintor, and Chief Financial Officer, John Perry, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of December 31, 2005, due to certain material weaknesses in internal control over financial reporting.

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

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of our company; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

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

  our company raising a minimum of $18 million, by way of an equity financing;

  Nedbank’s right to review our company’s hedging program, and to call for additional hedging should Nedbank deem this to be necessary;

  completion of confirmatory legal due diligence;

  the negotiation and settlement of acceptable transaction documentation; and

  the absence of a material adverse change in our company’s affairs.

Termination of a Material Definitive Agreement

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

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Ronald A. Hirsch(1)	62	Director and Chairman	September 7, 2000
Laguna Beach, CA

Nicholas Tintor(1)	50	Director, President and Chief Executive Officer	February 15, 2006
Mississauga, ONT

Stephen D. Seymour	64	Director	October 15, 2003
Baltimore, MD

Wade D. Nesmith	54	Lead Director	February 15, 2006
North Vancouver, BC

Douglas P. Hamilton	64	Director	February 15, 2006
North Chatham, MA

John F. Cook	66	Director	February 15, 2006
Roslin, ONT

Erland A. Anderson(2)	62	Executive Vice President and Chief Operating Officer	N/A
Tucson, AZ

John T. Perry	40	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	N/A
Tucson, AZ

(1)

Mr. Hirsch also held the position of Chief Executive Officer of the Company until February 15, 2006. Effective February 15, 2006, Mr. Tintor became President, Chief Executive Officer and a director. Mr. Hirsch remains Chairman of the Board of Directors.

(2)	Mr. Anderson was also President and a director of the Company until February 15, 2006. Mr. Anderson was appointed Executive Vice President and Chief Operating Officer on February 15, 2006.

The following is a description of the business background of the directors, director nominees and executive officers of our company.

Ronald A. Hirsch – Mr. Hirsch has been a director of our company since September 7, 2000 and Chairman since October 20, 2003. He was also Chief Executive Officer from October 20, 2003 until February 15, 2006. Mr. Hirsch has over 30 years experience in the investment and corporate finance community. From January 2000 to October 2003, he was the President of Hirsch Enterprises, a private investment firm based in Laguna Beach, California. Until 1997, Mr. Hirsch was Senior Vice President -Investments with Lehman Brothers in New York where he was employed for 20 years, and previous to that was with Dean Witter for five years. He holds a bachelors degree in economics from Michigan State University and pursued advanced studies in Finance at New York University.

Nicholas Tintor – Mr. Tintor was appointed President, Chief Executive Officer and a director of our company on February 15, 2006. He holds a Bachelor of Science (Geology) from the University of Toronto and brings to Nord more than 28 years of experience in all facets of mineral exploration and public resource company management. Mr. Tintor’s positions included Project Geologist, Urangesellschaft (Canada) Ltd. (1978-1982), Staff Geologist, Ontario Geological Survey (1982-1983), Assistant Editor, The Northern Miner (1983-1990), Chief Operating Officer, Great Lakes Minerals (1990-1997), Vice-President, Santa Cruz Gold Ltd. (1995-1998) and President, Chief Executive Officer and Director, New Inca Gold Inc. (1997-2004). Mr. Tintor has been President and CEO of Anaconda Gold Corp. since January 2002 and Vice President – Canada with Moto Goldmines Ltd. since May 2005. He is also a Director of Andina Minerals Inc. Mr. Tintor is a Member, The Canadian Institute of Mining and Metallurgy (CIMM), the Prospectors and Developers Association of Canada and the Ontario Prospectors Association.

Stephen D. Seymour – Mr. Seymour was appointed a director of our company on October 15, 2003. He has over 30 years experience in sales, marketing and finance. Mr. Seymour has owned and been employed by Rockland Investments since 1986. He spent 15 years with Westinghouse Broadcasting where he was head of all television sales and marketing and a member of the board of the Broadcasting Division. Since 1980, he has specialized in leveraged buy outs, turn around situations and under managed and under capitalized ventures. Mr. Seymour holds an undergraduate degree from Rutgers University and an MBA from Columbia University.

Wade D. Nesmith – Mr. Nesmith has been a director of our company since February 15, 2006 and is our Lead Director. He obtained his Bachelors of Law degree from York University – Osgoode Hall, Ontario in 1977. He has been Associate Counsel with Lang Michener LLP since November 2005 and from January to December 2004, prior to which he was the Vice President of Strategic Development for Westport Innovations Inc. from September 2000 to December 2003. He has been a director of Silver Wheaton Corp., a company listed on the Toronto Stock Exchange and the American Stock Exchange, since October 2004. He was a director and Secretary of Kingsway International Holdings Limited from August 1995 to August 2004 and a director and officer of Westport Innovations Inc. from April 1996 to April 2003, both of which are listed on the Toronto Stock Exchange, and a director of Creation Ventures Inc. from November 1999 to May 2003, which is listed on the TSX Venture Exchange. He was also a director and Chair of the Executive Committee of Oxford Automotive Inc., a private Michigan based company, from December 2003 to March 2005.

Douglas P. Hamilton – Mr. Hamilton has been a director of our company since February 15, 2006. He has over 30 years of experience in operations and finance in the power generation, automotive and aerospace industries. Mr. Hamilton has been retired since 1997. Prior to his retirement, he was Senior Vice President – Finance and Chief Financial Officer of Barnes Group Inc. (1996-1997) and Vice President –Finance and Control of U.S. Power Generation Businesses for Asea Brown Boveri, Inc. (1993-1996). Prior to that, he held various executive and management positions at United Technologies Corporation and Ingersoll-Rand Company. Mr. Hamilton holds an AB degree in Engineering Science from Dartmouth College and an MBA in accounting from Columbia University.

John F. Cook – Mr. Cook has been a director of our company since February 15, 2006. Prior to that, for the past five years Mr. Cook has been the President of Tormin Resources Limited, a private company providing consulting services to the mining industry. He holds a Bachelor of Engineering (Mining), C. Eng UK, and P. Eng Ontario, and brings to Nord more than 40 years of experience in the operations and management of mining companies. Mr. Cook’s positions included Senior Mining and Managing Consultant, RTZ Consultants Ltd. (1974-78), Associate and Principal, Golder Associates Ltd. (1978-83), Senior Project Manager, General Manager, and Vice President Engineering, Lac Minerals Ltd. (1983-90), Vice President Operations, Goldcorp Inc. (1990-94), and Navan Resources Plc, Operations Director (1994-96). Currently, Mr. Cook serves as the Chairman of Wolfden Resources Inc. and of Anaconda Gold Corp. He is also a director of GLR Resources Inc., Uranium City Resources Inc. and MBMI Resources Inc.

Erland A. Anderson – Mr. Anderson was appointed Chief Operating Officer and Executive Vice President of our company on February 15, 2006. He served as our President and was on the Board of Directors from October 2003 until February 15, 2006. Mr. Anderson has over 30 years operational experience in the mining industry. From December 30, 2002 to October 2003, he was our Vice President. From June, 1999 to December 30, 2002, he served as the Company’s Operations Manager and from 1994 to 1999 was North American Operations Manager for Nord Pacific Limited. Prior to 1994, Mr. Anderson was Vice President of Minera Roca Roja, S.A. de C.V., Walhalla Mining Company and Keweenaw Copper Company and a Director of Technical Services for St. Joe Minerals Corporation where he was employed for 14 years and had responsibility for mine planning and technical services. Mr. Anderson holds a degree in Civil Engineering Technology from Michigan Technological University and is a member of the Society for Mining, Metallurgy, and Exploration of the American Institute of Mining, Metallurgical, and Petroleum Engineers.

John T. Perry – Mr. Perry was appointed as Senior Vice President and Chief Financial Officer on April 1, 2005 and Secretary and Treasurer in September 2005. Mr. Perry has over 15 years (1989 to present) of mining and metals industry experience. Before joining our company, Mr. Perry was Vice President, Director with CB Richard Ellis, International Mining and Metals Group from December 2003 to August 2005. Prior to that, he held various positions with BHP Billiton Base Metals and BHP Copper Inc., including Vice President Finance with BHP Billiton Base Metals from August 2002 to November 2003, President, BHP Copper, Inc. from August 1999 to August 2002, and Vice President Finance and Administration for BHP Copper, Inc. He is a Certified Public Accountant and holds an undergraduate degree in Accounting and Finance as well as an MBA from the University of Arizona.

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

Committees of the Board of Directors

In February 2006, our Board of Directors established four board committees: an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee and an Executive

Committee. Since these Committees were established in February 2006, none of these Committees met during the fiscal year ended December 31, 2005.

The information below sets out the current members of each of the Company’s board committees and summarizes the functions of each of the committees.

Audit Committee

Our Audit Committee has been structured to comply with Rule 10A-3 under the Securities Exchange Act of 1934. Our Audit Committee is comprised of Douglas P. Hamilton, John F. Cook and Wade D. Nesmith, all of whom have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide. Douglas P. Hamilton is the Chairman of the Audit Committee and our Board of Directors has determined that he satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission (“SEC”). Each Audit Committee member is able to read and understand fundamental financial statements, including the Company’s consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows.

The Audit Committee will meet with management and our external auditors to review matters affecting the Company’s financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. The Audit Committee will review our significant financial risks, will be involved in the appointment of senior financial executives and will annually review our insurance coverage and any off balance sheet transactions.

The Audit Committee is mandated to monitor our Company’s audit and the preparation of financial statements and to review and recommend to the Board of Directors all financial disclosures contained in our company’s public documents. The Audit Committee is also mandated to appoint external auditors, monitor their qualifications and independence and determine the appropriate level of their remuneration. The external auditors report directly to the Audit Committee and to the Board of Directors. The Audit Committee and Board of Directors each have the authority to terminate the external auditor’s engagement (subject to confirmation by our stockholders). The Audit Committee will also approve in advance any permitted services to be provided by the external auditors which are not related to the audit.

The Company will provide appropriate funding as determined by the Audit Committee to permit the Audit Committee to perform its duties and to compensate its advisors. The Audit Committee, at its discretion, has the authority to initiate special investigations, and if appropriate, hire special legal, accounting or other outside advisors or experts to assist the Audit Committee to fulfill its duties.

The Audit Committee operates pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and the AMEX.

Compensation Committee

The Compensation Committee is comprised of Douglas P. Hamilton, John F. Cook and Wade D. Nesmith, all of whom have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide. John F. Cook is the Chairman of the Compensation Committee. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of directors, executive officers and providing advice on compensation structures in the various jurisdictions in which our company operates. In addition, the Compensation Committee reviews our overall salary objectives and any significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and proposes any awards of stock options and incentive and deferred compensation benefits.

The Compensation Committee does not currently have a written charter, but is considering adopting a formal charter to govern its responsibilities and conduct.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised of Douglas P. Hamilton, John F. Cook and Wade D. Nesmith, all of whom have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide. Wade D. Nesmith is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee is responsible for developing our approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of our company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The Committee is responsible for the development and implementation of corporate communications to ensure the integrity of our disclosure controls and procedures, internal control over financial reporting and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of our Board of Directors’ relationship with our management.

The Corporate Governance and Nominating Committee identifies individuals believed to be qualified to become board members and recommends individuals to fill vacancies. There are no minimum qualifications for consideration for nomination to be a director of the Company. The Committee will assess all nominees using the same criteria. In nominating candidates, the Committee takes into consideration such factors as it deems appropriate, including judgment, experience, skills and personal character, as well as the needs of the Company. The Corporate Governance and Nominating Committee will consider nominees recommended by stockholders if such recommendations are made in writing to the Committee and will evaluate nominees for election in the same manner whether the nominee has been recommended by a stockholder or otherwise. To recommend a nominee, please write to the Corporate Governance and Nominating Committee c/o Nord Resources Corporation, Attn: Secretary, 1 West Wetmore Road, Suite 107, Tucson, Arizona, 85705.

The Corporate Governance and Nominating Committee does not currently have a written charter, but is considering adopting a formal charter to govern its responsibilities and conduct.

Executive Committee

The Executive Committee is comprised of Wade D. Nesmith, Stephen D. Seymour and Douglas P. Hamilton. Wade D. Nesmith is the Chairman of the Executive Committee. Mr. Nesmith and Mr. Hamilton have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide. The purpose of the Executive Committee is to exercise all the powers and authority of the Board in the management of the property, affairs and business of the Company, except as otherwise provided in Section 141(c)(1) of the Delaware General Corporation Law and Section 3.10 of the Company's By-Laws.

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors, but are aware that during the fiscal year ended December 31, 2005 these filings were not made on a timely basis.

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

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Nord Resources Corporation, at 1 West Wetmore Road, Tucson, Arizona, USA 85705.

ITEM 10.           EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid to:

(a)	our company’s Chief Executive Officer during the fiscal years ended December 31, 2005, 2004 and 2003;

(b)

each of our company’s four most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended December 31, 2005, 2004 and 2003, and whose total salary and bonus exceeds $100,000 per year; and

(c)

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the fiscal years ended December 31, 2005, 2004 and 2003;

(the “named executive officers”) are set out in the summary compensation table below.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
				Other	Common	Restricted	Long Term
				Annual	Shares Under	Shares or	Incentive	All Other
Name and				Compensa-	Options/ SARs	Restricted	Plan	Compensa-
Principal	Fiscal	Salary	Bonus	tion	Granted	Share Units	Payouts	tion
Position	Year	($)	($)	($)	(#)	($)	($)	($)

Ronald A. Hirsch	2005	200,000(2)	–	–	–	–	–	–
Chairman and	2004	200,000(2)	–	–	–	–	–	–
Chief Executive	2003	–	–	90,000(3)	3,000,000(4)	–	–	–
Officer(1)

Erland A.	2005	150,000(6)	–	–	–	–	–	–
Anderson	2004	150,000(6)	–	–	–	–	–	–
President and	2003	109,890(6)	–	–	1,500,000	–	–	–
Chief Operating
Officer(5)

John T. Perry	2005	52,700(7)	75,000(8)	–	500,000	–	–	–
Senior Vice	2004	–	–	–	–	–	–	–
President, Chief	2003	–	–	–	–	–	–	–
Financial Officer,
Secretary, and
Treasurer

(1)	Mr. Hirsch resigned as Chief Executive Officer of the Company effective February 15, 2006, but remains Chairman of the Board.

(2)	$200,000 of salary deferred in each of 2005 and 2004.

(3)	Deferred compensation for consulting services while serving as non-executive director.

(4)

During June 2004, Mr. Hirsch exercised 1,750,000 stock options at an aggregate exercise price of $35,000. During April 2005, we agreed to rescind this stock option exercise and to reinstate the original 1,750,000 options at the exercise price and with the expiration date of the options under the original grant. We issued Mr. Hirsch a convertible promissory note, dated as of the date of the rescinded option exercise, for the $35,000 received by us as the exercise price but which was not refunded to Mr. Hirsch upon cancellation of the underlying stock. (See “Certain Relationships and Related Transactions” for details).

(5)	Mr. Anderson resigned as President and was appointed Executive Vice President and Chief Operating Officer effective February 15, 2006.

(6)	$98,000, $140,000 and $32,500 of salary deferred in 2005, 2004 and 2003, respectively.

(7)	Shares in lieu of salary.

(8)	Shares issued upon entering into employment agreement.

Option Grants in Fiscal 2005

The following table shows options granted during the fiscal year ended December 31, 2005 to our named executive officers:

		Individual Grants
		Percent of Total			Grant Date Value
	Number of Shares	Options Granted to
	Underlying Options	Employees in Fiscal	Exercise or Base		Grant Date Present
	Granted (#)	Year	Price ($ Per Share)	Expiration Date	Value ($)
Ronald A. Hirsch	1,750,000(1)	77.9%	$0.02	October 19, 2008	515,826(2)
Erland A. Anderson	N/A	N/A	N/A	N/A	N/A
John T. Perry	200,000	8.9%	$0.30	April 1, 2010	57,893(3)
	100,000	4.4%	$0.40	April 1, 2010	28,783(3)
	100,000	4.4%	$0.50	April 1, 2010	28,642(3)
	100,000	4.4%	$0.60	April 1, 2010	28,517(3)

(1)

During June 2004, Mr. Hirsch exercised 1,750,000 stock options at an aggregate exercise price of $35,000. During April 2005, we agreed to rescind this stock option exercise and to reinstate the original 1,750,000 options at the exercise price and with the expiration date of the options under the original grant. For accounting purposes, the reinstatement of these options is treated as a new grant of 1,750,000 options. We issued Mr. Hirsch a convertible promissory note, dated as of the date of the rescinded option exercise, for the $35,000 received by us as the exercise price but which was not refunded to Mr. Hirsch upon cancellation of the underlying stock. (See “Certain Relationships and Related Transactions” for details).

(2)

The grant date present value shown is an estimate only, arrived at using the Black-Scholes option pricing model, with the following assumptions as of the grant date: risk-free interest rate of 3.67%, expected life of option of 3.33 years, expected dividend yield of 0%, and expected volatility of 185%.

(3)

The grant date present value shown is an estimate only, arrived at using the Black-Scholes option pricing model, with the following weighted average assumptions as of the grant date: risk-free interest rate of 3.9%, expected life of option of five years, expected dividend yield of 0%, and expected stock volatility of 185%.

Option Exercises in Fiscal 2005

During the year ended December 31, 2005, there were no stock options exercised by directors or named executive officers. In January and February 2006, certain of our directors and executive officers exercised stock options totaling 2,675,000 at an exercise price of $0.02, for gross proceeds of $53,500.

Long Term Incentive Plan Awards

We currently have no long term incentive plans in place.

Compensation of Directors

The Board of Directors is currently reviewing a proposed compensation structure for our non-executive directors which will be designed to fairly pay non-executive directors for work required while aligning the interests of the non-executive directors with the long-term interests of stockholders. At this time, it is expected that our non-executive directors will receive a one-time grant of 200,000 stock options, vesting as to one-third upon stockholder approval of the 2006 Stock Incentive Plan and one-third on each of the first and second anniversary of each non-executive’s appointment date, at an exercise price to be determined by the Board of Directors.

Non-executive directors will also receive a $25,000 annual retainer, with an additional $15,000 to be paid annually to the Chairman of the Audit Committee and to the Lead Director. In addition, $7,500 will be paid annually to the Chairman of each of the Compensation Committee and Nominating and Corporate Governance Committee. It is currently expected that all of these fees will be payable in stock, restricted stock, restricted stock units, or such other equity-based compensation as the Board of Directors determines. The Chairman of the Executive Committee will also receive a monthly retainer of $5,000 and the other members of the Executive Committee will receive a monthly retainer of $1,000. The Executive Committee fees will be payable in cash. The non-executive directors will also receive attendance fees of $1,500 per meeting for each board and committee meeting (except for members of the Executive Committee who will not receive additional attendance fees), payable in cash. All cash fees can be deferred at the option of the directors.

It is anticipated that the equity-based fees will be payable in the form of awards to be issued pursuant to the Company’s 2006 Stock Incentive Plan, which will be submitted to the stockholders for approval at the next annual meeting of our stockholders. The non-executive directors will have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Any deferred stock units that are issued will be subject to the 2006 Deferred Stock Unit Plan.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Ronald Hirsch

On January 2, 2004, we entered into an Executive Employment Agreement with Ronald Hirsch to serve as our CEO. The term of this agreement is for three years, and the agreement is subject to automatic renewals for successive one year periods unless cancelled by either of the parties. Mr. Hirsch’s base salary under the agreement is $200,000 annually. Mr. Hirsch is also entitled to participate in a formal incentive stock option plan, once adopted by us. In addition, Mr. Hirsch is entitled to participate in all health, insurance, retirement and other benefits provided to our other senior executives pursuant to authorization by our Board of Directors.

The Executive Employment Agreement provides that, absent a change in control, if we terminate Mr. Hirsch for any reason not for cause (other than due to death or disability), we must pay to Mr. Hirsch (i) accrued unpaid salary, bonuses and expenses, if any, (ii) his base salary for the greater of the remaining term and 12 months, and (iii) his health insurance premiums until the earlier of the expiration of 12 months and the date he is eligible for similar health benefits with another employer. Following a change in control, in the event we terminate Mr. Hirsch for any reason other than for death/disability or cause, we are required to pay Mr. Hirsch all accrued unpaid salary, bonuses, and expenses, a lump sum equal to three times his base salary, and we are required to pay for his health, medical, and disability insurance premiums for 18 months. Mr. Hirsch may also elect to terminate his employment following a change of control and receive these payments.

In connection with his employment by our company, Mr. Hirsch received stock options for the purchase of up to 3,000,000 shares of our common stock with an exercise price of $0.02 per share, which was the market price at the time of grant.

Effective February 15, 2006, Mr. Hirsch resigned as our Chief Executive Officer but will continue as Chairman of our Board of Directors. On February 15, 2006, our company and Mr. Hirsch entered into a waiver and amendment to the Executive Employment Agreement whereby Mr. Hirsch has agreed to work with Mr. Tintor for six months as part of the Company’s transition to our new Chief Executive Officer, and to continue to act as Chairman for a period of two years after we have received funding of at least $25,000,000.

The waiver and amendment provides that Mr. Hirsch will receive the compensation set forth in his original Executive Employment Agreement until that date that is six months after we receive such funding, and thereafter at the rate of $100,000 annually. Any accrued and unpaid salary owing to Mr. Hirsch to and including the date that we receive funding of at least $25,000,000 will be paid, following the funding, as to 50% in cash and 50% in fully-paid and non-assessable shares of our common stock with a deemed issue price per share equal to 75% of the price at which any of our shares are sold to complete such funding.

Mr. Hirsch has waived any rights that he may have had under his Executive Employment Agreement in respect of Mr. Tintor’s appointment as Chief Executive Officer and the changes to the composition of the Board of Directors. However, we have acknowledged, and the waiver and amendment provides that Mr. Hirsch has the right: (a) in the event of a change in control, to receive from our company the balance accrued and owing under his amended Executive Employment Agreement; and (b) in the event of a termination of the Executive Employment Agreement for any reason other than by the company for cause (as defined in the Employment Agreement), Mr. Hirsch’s breach or his death, to continue to receive from our company health insurance benefits at the then current level until Mr. Hirsch reaches the age of 65. If our company has not received funding of at least $25,000,000 on or before August 31, 2006, Mr. Hirsch will be appointed as our President and Chief Executive Officer with an annual salary of $200,000, and Mr. Tintor will voluntarily resign from such positions.

Nicholas Tintor

On February 15, 2006, Nicholas Tintor accepted our offer to serve as President and Chief Executive Officer of our Company. We will enter into a definitive Executive Employment Agreement with Mr. Tintor within 30 days of the date of his acceptance of our offer. The term of his Executive Employment Agreement will be for three years and his initial salary will be $6,000 per month, increasing to $200,000 per annum contingent and effective upon the Company receiving funding of at least $25,000,000. Until such time as our Company receives such funding, Mr. Tintor’s salary will be accrued but will remain unpaid. Mr. Tintor will report to the Executive Committee of the Company’s Board of Directors and will voluntarily resign from his executive positions if our Company does not receive funding of at least $25,000,000 on or before August 31, 2006. We have agreed to pay Mr. Tintor a signing bonus of $150,000, payable as to $75,000 as soon as practicable following the adoption of a formal stock incentive plan and $75,000 on the one-year anniversary of his acceptance. The bonus is to be paid in shares of common stock (upon adoption of a formal stock incentive plan), to be issued as fully paid and non-assessable at a deemed issue price per share equal to the market price of our common stock, less a 15% discount to reflect their status as “restricted securities” with the meaning assigned in Rule 144 under the Securities Act of 1933, as amended. Additionally, we agreed to grant Mr. Tintor 500,000 options to purchase shares of common stock with a term of three years, to be issued as soon as practicable following the adoption of a formal stock incentive plan by our board. All of the options will vest upon stockholder approval of the stock incentive plan. Mr. Tintor will also receive all normal Company benefits and be eligible for participation in future Company stock option and executive bonus plans as implemented by our Board of Directors.

Erland A. Anderson

On January 2, 2004, we entered into an Executive Employment Agreement with Erland A. Anderson to serve as our President. The term of this agreement is for three years, and the agreement is subject to automatic renewal for successive one year periods unless cancelled by either of the parties. Mr. Anderson’s base salary under the agreement is $150,000 annually. Mr. Anderson is also entitled to participate in a formal incentive stock option plan, once adopted by us. Additionally, Mr. Anderson is entitled to participate in all health, insurance, retirement and other benefits provided to our other senior executives pursuant to authorization by our Board of Directors. Absent a change in control, if we terminate Mr. Anderson for any reason not for cause (other than due to death or disability), we must pay to Mr. Anderson (i) accrued unpaid salary, bonuses and expenses, if any, (ii) his base salary for the greater of the remaining term and 12 months, and (iii) his health insurance premiums until the earlier of the expiration of 12 months and the date he is eligible for similar health benefits with another employer. Following a change in control, in the event we terminate Mr. Anderson for any reason other than for death/disability or cause, we are required to pay Mr. Anderson all accrued unpaid salary, bonuses, and expenses, a lump sum equal to three times his base salary, and we are required to pay for his health, dental, and disability insurance premiums for 18 months. Mr. Anderson may also elect to terminate his employment following a change of control and receive these payments.

In connection with his employment with our company, Mr. Anderson received stock options for the purchase of up to 1,500,000 shares of our common stock with an exercise price of $0.02 per share, which was the market price at the time of grant. In January 2006, Mr. Anderson voluntarily surrendered half of these options for cancellation, and received in exchange 675,000 options with a grant date of February 1, 2006 and exercisable for five years at a price of $0.50 per share.

Effective February 15, 2006, Mr. Anderson resigned as our President and was appointed as Executive Vice President and Chief Operating Officer. On February 15, 2006, we entered into a waiver and amendment to the Executive Employment Agreement with Mr. Anderson to revise the Executive Employment Agreement in light of Mr. Anderson’s new appointments and to confirm the waiver of any rights that he may have had under such Agreement in respect of Nicholas Tintor’s appointment as President and the changes to the composition of the Board of Directors.

John T. Perry

Effective April 1, 2005, we hired John T. Perry as our Senior Vice President and Chief Financial Officer. In connection with his hiring, we executed a memorandum of understanding with Mr. Perry which states that for employment services rendered, Mr. Perry will be compensated on a monthly basis with 20,000 shares of common stock until such time that we receive funding of at least $10,000,000. Additionally, we agreed to issue 500,000 shares of common stock to Mr. Perry as a signing bonus, of which 250,000 were issued upon the execution of the memorandum of understanding, and the remaining 250,000 will be disbursed one year thereafter. We also issued stock options to Mr. Perry entitling him to purchase up to 500,000 shares of our common stock, exercisable for a term of five years, as follows: (a) 200,000 shares at an exercise price of $0.30 per share; (b) 100,000 at an exercise price of $0.40 per share; (c) 100,000 at an exercise price of $0.50 per share; and (d) 100,000 at an exercise price of $0.60 per share.

On April 18, 2005, we entered into an employment agreement with John T. Perry to serve as our Senior Vice President and Chief Financial Officer. The term of this agreement is for two years, and the agreement is subject to automatic renewal for successive one year periods unless cancelled by either of the parties. Mr. Perry’s base salary under the agreement is $175,000 annually, although Mr. Perry has agreed to accept 20,000 shares of common stock per month under his memorandum of understanding with us, in lieu of cash salary, until we have received funding of at least $10,000,000. The agreement also confirms that Mr. Perry will be compensated in the form of common shares of our company until such time as we complete a financing of at least $10,000,000. In addition, Mr. Perry is entitled to participate in a formal incentive stock option plan, once adopted by us. Mr. Perry is also entitled to participate in all health, insurance, retirement and other benefits provided to our other senior executives pursuant to authorization by our Board of Directors. Absent a change in control, if we terminate Mr. Perry for any reason not for cause, we must pay Mr. Perry’s salary and health and dental insurance premiums for the remainder of the term. Following a change in control, in the event we terminate Mr. Perry for any reason other than for death/disability or cause, we are required to pay Mr. Perry all accrued unpaid salary, bonuses, expenses, a lump sum equal to three times his base salary, and we are required to pay for his health, dental, and disability insurance premiums for 18 months. Mr. Perry may also elect to terminate his employment following a change of control and receive these payments. On February 15, 2006, we entered into a waiver agreement with Mr. Perry to confirm the waiver of any rights that he may have had under his Executive Employment Agreement with respect to the changes to the composition of the Board of Directors.

Report on Repricing of Options/SARs

None.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2006 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 33,348,624 shares of common stock outstanding as of March 15, 2006.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 15, 2006, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of March 15, 2006
Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)
Ronald A. Hirsch(3)	7,496,483(4)	21.2%
Chairman
Nicholas Tintor(3)	114,286(5)	0.3%
Director, President and Chief Executive Officer
Stephen D. Seymour	4,849,907(6)(10)	13.9%
Director
Wade D. Nesmith (7)	60,000(8)(10)	0.2%
Director
Douglas P. Hamilton(7)	-(10)	-
Director
John F. Cook(7)	142,858(9)(10)	0.4%
Director
Erland A. Anderson(11)	1,500,000(12)	4.4%
Executive Vice President and Chief Operating Officer
John T. Perry
Senior Vice President, Chief Financial Officer,	1,255,714(13)	3.7%
Secretary and Treasurer
Directors and Executive Officers as a Group
(Eight Persons)	15,419,249(14)	40.3%
Beneficial Owners of in Excess of 5% (other than
Named Executive Officers and Directors)
John F. Champagne	3,105,000	9.3%
Summo USA Corporation	1,600,000	4.8%

(1)

Based on 33,348,624 shares of common stock issued and outstanding as of March 15, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and except as noted below.

(2)	The address of the executive officers and directors is c/o Nord Resources Corporation, 1 West Wetmore Road, Suite 107, Tucson, Arizona, 85705.

(3)

Mr. Hirsch also held the position of Chief Executive Officer of the Company until February 15, 2006. Effective February 15, 2006, Mr. Tintor became President, Chief Executive Officer and a director of the Company. Mr. Hirsch remains Chairman of the Board of Directors.

(4)	Includes warrants to acquire up to 1,130,000 common shares exercisable within sixty days. Also includes 840,083 common shares issuable upon conversion of convertible promissory notes.

(5)

Includes warrants to acquire up to 57,143 common shares exercisable within sixty days. As described under “Executive Compensation – Employment Contracts and Termination of Employment and Change-In-Control Arrangements”, Mr. Tintor is entitled to a $75,000 payment, payable in common shares, and 500,000 stock options to be issued pursuant to the 2006 Stock Incentive Plan.. Although the issuance of the common shares are anticipated to be completed within the next 60 days, they have not been included in this column since the number of common shares to be issued is not yet determined. The options have not been included in this column since they have not yet been issued and will vest only upon approval of the plan by the stockholders.

(6)

Includes warrants to acquire up to 1,130,000 common shares exercisable within sixty days, 1,575,000 common shares held by Mr. Seymour as a co-trustee of a trust, 320,757 common shares held jointly with his spouse, and 36,300 owned by his spouse. Mr. Seymour disclaims beneficial ownership of the 36,300 common shares owned by his spouse. Also includes 382,250 common shares issuable upon conversion of convertible promissory notes.

(7)	Messrs. Nesmith, Hamilton and Cook were appointed to the Board of Directors on February 15, 2006.

(8)	Includes warrants to acquire up to 30,000 common shares exercisable within sixty days.

(9)

Includes warrants to acquire up to 71,429 common shares exercisable within sixty days and 71,429 shares of common stock, all of which are owned by Tormin Resources Limited, a company owned and controlled by Mr. Cook.

(10)

As described under “Executive Compensation – Compensation of Non-Executive Directors”, Messrs. Nesmith, Hamilton, Cook and Seymour will each receive a one time grant of 200,000 stock options, 66,667 of which will vest to each such non-executive director upon approval by the stockholders of the 2006 Stock Incentive Plan. These options have not been included in this column since they have not yet been issued and will vest only upon approval of the plan.

(11)	Mr. Anderson was also President and a director of the Company until February 15, 2006. Mr. Anderson was appointed Executive Vice President and Chief Operating Officer on February 15, 2006.

(12)	Includes options to acquire up to 675,000 common shares exercisable within sixty days.

(13)	Includes options to acquire up to 500,000 common shares and warrants to acquire up to 142,857 common shares exercisable within sixty days.

(14)

Includes options to acquire up to 1,175,000 common shares, warrants to acquire up to 2,561,429 common shares exercisable within sixty days. Also includes 1,222,333 common shares issuable upon conversion of convertible promissory notes.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the transactions described below, during the last two years none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, or in any proposed transactions, which has materially affected or will materially affect us.

As of December 31, 2005, we have accrued $295,000 for consulting services performed by Ronald Hirsch, Chairman of the Board. On December 31, 2004, Mr. Hirsch converted $25,000 of the accrued consulting liability into a convertible promissory note, which has a balance of $106,000 at year-end, which includes amounts owing in connection with this conversion as well as the advance of $81,000 cash to the Company by Mr. Hirsch. During 2004, Stephen Seymour, a director of our company, converted an advance of $66,000 cash to the Company into a convertible promissory note.

During 2004, we issued convertible promissory notes to Stephen Seymour and Ronald Hirsch in the principal amounts of $66,000 and $106,000 (as described in the previous paragraph), respectively. The loans evidenced by these convertible notes accrue interest at 10% per annum, are unsecured and have been extended to mature on the earlier of May 8, 2006, or one week after the closing of an equity offering in which the Company raises in excess of $25 million, unless converted in accordance with their terms.

The principal amounts of these loans and (at our option, the accrued interest thereon), may be converted on their maturity dates into common stock at the conversion price of $0.20 per share.

We have accrued $45,948 and $78,448 in accounts payable for consulting services performed by Mine Tech Services, an entity owned and operated by Erland Anderson, our then President and a former member of our Board of Directors, under a verbal arrangement at December 31, 2005 and 2004, respectively. Services from Mine Tech Services ceased in 2002.

As of December 31, 2005 and 2004, we have accrued $400,000 and $200,000, respectively, in unpaid salary to Mr. Hirsch and $270,500 and $172,500, respectively to Mr. Anderson.

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

On October 14, 2004, we acquired a right of first refusal and an option to purchase from Ronald Hirsch and Stephen Seymour, two of our directors, assets comprising ASARCO LLC’s Tennessee Mines Division zinc business. In consideration for the right of first refusal and the option, we assigned to Mr. Hirsch and Mr. Seymour all of our interests and rights to acquire ASARCO’s Tennessee Mines Division zinc business. We made this assignment after we were informed by our senior lender that we were not permitted to make the acquisition directly at that time. There are no restrictions imposed by our current lender with respect to these potential zinc assets.

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

The option is intended to allow us to recoup the opportunity to purchase ASARCO’s Tennessee Mines Division zinc business in the future if the Asset Purchase Agreement is consummated. However, on August 2, 2005, ASARCO purported to terminate the underlying Asset Purchase Agreement between ASARCO and TMD Acquisition. ASARCO subsequently filed for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2005.

TMD Acquisition has informed us that it is disputing ASARCO’s position that the Asset Purchase Agreement has terminated under its own terms. Accordingly, we are not certain at this time whether or not the option will be upheld as currently exercisable. We are in the process of having TMD Acquisition assign back to us its interests in the Asset Purchase Agreement. It is contemplated that, in connection with the assignment, we would reimburse all costs incurred by TMD Acquisition, including all related legal expenses and due diligence costs, currently estimated to be approximately $320,000. It remains unclear whether this transaction will ultimately be of any direct value to us given ASARCO’s stated position and its application for relief under Chapter 11 of the United States Bankruptcy Code.

During June 2004, Ronald Hirsch exercised 1,750,000 stock options at an exercise price of $0.02 per share, for a total of $35,000. Subsequently, during April 2005, we agreed to rescind this stock option exercise and to reinstate the original 1,750,000 options at the exercise price and with the expiration date of the options under the original grant, in order to facilitate tax planning by Mr. Hirsch. In exchange for the $35,000 that was paid to exercise the stock options, we issued Mr. Hirsch a convertible promissory note for $35,000, dated as of the date of the rescinded option exercise. The promissory note bears interest at 10.0% per annum and was originally convertible on the maturity date of January 1, 2006 into common stock at a conversion rate of $0.175 per share. The maturity of this note has been extended to the earlier of May 8, 2006, or one week after the closing of an equity offering in which the Company raises in excess of $25 million.

On June 21, 2005, we entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and was to mature on December 31, 2005. The maturity of this loan has been extended to the earlier of May 8, 2006, or one week after the closing of an equity offering in which the Company raises in excess of $25 million. In consideration for the issuance of the line of credit, we agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to us. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years. In connection with our loan from Auramet Trading, LLC, Mr. Hirsch, Stephen D. Seymour and Auramet Trading entered into a Subordination Agreement dated October 17, 2005 whereby Mr. Hirsch and Mr. Seymour agreed to subordinate all present and future loans to us in favor of any and all indebtedness that we have with Auramet Trading. This Subordination Agreement was superseded by a new Subordination Agreement dated November 8, 2005 in connection with our loan from Nedbank Limited.

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

In September 2005, we commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, was offered for $0.35 per unit. We sold 899,644 units for a total of $314,875. The stock purchase warrants have an exercise price of $0.40 and expire in three years. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. Certain of our executive officers and directors participated in the private placement as follows: Nicholas Tintor (57,143 units), Wade D. Nesmith (30,000 units), John T. Perry (142,857 units) and Tormin Resources Limited, a company owned and controlled by John F. Cook, (71,429 units). All insiders participated on the same terms as third party purchasers.

Other than compensatory arrangements described under “Executive Compensation,” we have no other transactions, directly or indirectly, with our promoters, directors, senior officers or principal stockholders, which have materially affected or will materially affect us.

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

You may read and copy all or any portion of the annual report or any other information that Nord Resources Corporation files at the SEC’s public reference room at One Station Place,100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the annual report, are also available to you on the SEC’s website at www.sec.gov.

Glossary of Technical Terms

SEC Industry Guide 7 Definitions

reserve

The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

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

Geophysical. Surveys that are conducted to measure the Earth’s physical properties as a means of identify areas where anomalous features may exist.

Heap Leaching. A process whereby copper is recovered from ore by heaping broken ore on sloping impermeable pads, repeatedly irrigating the heaps with a diluted sulphuric acid solution which dissolves the copper content in the ore, collecting the copper-laden solutions (PLS), and stripping the solution of copper.

Kilovolt-Ampere. A unit of electrical power equal to 1000 volt-amperes.

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

Mine. An opening or excavation in the ground for the purpose of extracting minerals; a pit or excavation from which ores or other mineral substances are taken by digging; an opening in the ground made for the purpose of taking out minerals; an excavation properly underground for digging out some usable product, such as ore, including any deposit of any material suitable for excavation and working as a placer mine; collectively, the underground passage and workings and the minerals themselves.

Mineralized. Material added by hydrothermal solutions, principally in the formation of ore deposits. Often refers to the presence of a mineral of economic interest in a rock.

Mixer-settler. Extraction apparatus. A mixer-settler consists of an agitation tank (commonly known as a "mixer" or "mix box") in which the aqueous and organic solutions are contacted (e.g. PLS and kerosene), and a shallow gravity settling basin (commonly known as a "settler") where the mixed solutions are allowed to settle due to natural gravity. The resulting individual layers of solution are capable of separate discharge.

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

Raffinate. The portion of an original liquid (PLS) that remains after other components have been dissolved by a solvent.

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

Volt-ampere. A unit of electric power equal to the product of one volt and one ampere, equivalent to one watt

ITEM 13.           EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities(1)

4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004(1)

4.3	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004(1)

4.5	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005(1)

4.6	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005(1)

4.7	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004(1)

4.8	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005(1)

4.9	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.10	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.11	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.12	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.13	Second Amended and Restated Revolving Line of Credit between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(3)

4.14	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated October 17, 2005(1)

4.15	Warrant Certificate #2 issued by Nord Resources Corporation to Auramet Trading, LLC, dated October 17, 2005(1)

4.16	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005(1)

4.17	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005(1)

4.18	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005(1)

4.19	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated November 8, 2005(1)

4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005(1)

4.21	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005(1)

4.22	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005(1)

4.23	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005(1)

4.24	Waiver Agreement and Amendment of Promissory Note between Nord Resources Corporation and Nedbank Limited, dated February 6, 2006(3)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Waiver Agreement between Nord Resources Corporation and Ronald A. Hirsch dated February 15, 2006(3)

10.3	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004(1)

10.4	Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated February 15, 2006(3)

10.5	Nord Resources Corporation Stock Option granted to Erland Anderson February 1, 2006(3)

10.6	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005(1)

10.7	Memorandum of Understanding between Nord Resources Corporation and John Perry regarding employment matters dated March 28, 2005(1)

10.8	Waiver Agreement between Nord Resources Corporation and John Perry dated February 15, 2006(3)

10.9	Letter Agreement between Nord Resources Corporation and Nicholas Tintor regarding employment matters dated February 15, 2006(3)

10.10	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004(1)

10.11	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004(1)

10.12

Second Amendment to the Terms of Agreement, Option to Purchase the “Coyote Springs” Property, Graham County, Arizona, between Nord Resources Corporation and Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC, dated January 27, 2006(3)

10.13	Option to Purchase the “Mimbres” Property from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to Nord Resources Corporation dated June 10, 2004(1)

10.14	Option Agreement between Shirley Bailey and Nord Resources Corporation dated July 19, 2004(1)

10.15	Debt Conversion between Nord Resources Corporation and Thornwell Rogers dated April 16, 2004(1)

10.16	Debt Conversion between Nord Resources Corporation and South Branch Resources LLC dated April 16, 2004(1)

10.17	Debt Conversion between Nord Resources Corporation and MRPGEO, LLC dated April 16, 2004(1)

10.18

Letter dated January 29, 2004 from Peifer, Hanson & Mullins, P.A. to Nord Resources Corporation regarding debt conversion (accepted by NRC), together with draft Debt Conversion Agreement dated February 2004(1)

10.19	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005(1)

10.20	Settlement Agreement and Mutual and General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated October 31, 2004(1)

10.21	Letters dated February 16, 2004 and October 8, 2004 relating to the consulting arrangement between Nord Resources Corporation and Rex E. Loesby(1)

10.22	Letter dated February 20, 2004 from Nord Resources Corporation to Cognis Corporation regarding debt conversion (accepted by Cognis), together with draft Debt Conversion Agreement(1)

10.23	Debt Conversion Agreement between Nord Resources Corporation and Cognis Corporation effective February 20, 2004(1)

10.24	Consulting Agreement between Nord Resources Corporation and Investor Growth, Inc. dated June 29, 2004(1)

10.25	Settlement Agreement and General Release between Nord Resources Corporation and W. Pierce Carson dated April 22, 2005(1)

10.26	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005(1)

10.27	Amendment No. 1 to Settlement Agreement and Mutual General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated June 30, 2005(1)

10.28	Nord Resources Corporation form of Subscription Agreement (April 2004 private placement)(1)

10.29	Letter dated April 15, 2004, amending the terms of the April 2004 private placement(1)

10.30	Nord Resources Corporation form of Subscription Agreement (July 2004)(1)

10.31	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)(1)

10.32	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)(1)

10.33	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)(1)

10.34	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)(1)

10.35	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering(1)

10.36	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering(1)

10.37	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering(1)

10.38	Agreement of Option and Right of First Refusal between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004 (zinc business)(1)

10.39	Agreement of Assignment and Assumption between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004(1)

10.40	Agreement of Assignment and Assumption between Ronald A. Hirsch and Stephen D. Seymour and TMD Acquisition Corporation dated February 26, 2005(1)

10.41	Final Asset Purchase Agreement between TMD Acquisition Corporation and ASARCO LLC dated March 2005(1)

10.42	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 23, 2004(1)

10.43	First Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated December 28, 2004(1)

10.44	Second Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated May 1, 2005(1)

10.45	Third Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated June 30, 2005(1)

10.46	Fourth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated September 30, 2005(1)

10.47	Fifth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated February 28, 2006(3)

10.48	Purchase, Sale and Option Agreement between Nord Resources Corporation and Titanium Resources Group Ltd. effective August 3, 2005(1)

10.49	Rescission Agreement between Nord Resources Corporation and Ronald A. Hirsch dated August 5, 2005 to rescind the exercise of certain stock options(1)

10.50	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(3)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

	Name of Subsidiary	Jurisdiction of Incorporation
	Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(4)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Filed herewith.

(4)	Incorporated by reference from amendment no. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed Mayer Hoffman McCann P.C. to serve as our independent auditors for the years ended December 31, 2005 and December 31, 2004. We have not retained the services of any other independent auditors. Mayer Hoffman McCann P.C. performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2005 and December 31, 2004:

Audit Fees

2005	2004
$264,850	$135,168

Audit Related Fees

2005	2004
None	None

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

Tax Fees

2005	2004
$51,975	$1,992

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2005	2004
$2,475	None

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Since we did not have an audit committee in 2005, our full board of directors considered the nature of services performed by Mayer Hoffman McCann P.C. and found them to be compatible with maintaining Mayer Hoffman McCann P.C.’s independence. Our audit committee was formed in February 2006. Going forward, the audit committee will be responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Mayer Hoffman McCann P.C. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Mayer Hoffman McCann P.C. which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law. The audit committee has delegated to the chair of the audit committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Mayer Hoffman McCann P.C.

FINANCIAL STATEMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nord Resources Corporation

We have audited the accompanying consolidated balance sheet of Nord Resources Corporation and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nord Resources Corporation and Subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $3,084,166 and $864,357 during the years ended December 31, 2005 and 2004, respectively. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Denver, Colorado
January 27, 2006, except for the last paragraph of
Note 15 as to which the date is March 17, 2006

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

2005
ASSETS

Current Assets:
Cash and cash equivalents	$141,197
Restricted cash	126,063
Marketable securities-held for trading	1,467,679
Financial instruments	86,486
Prepaid expenses and other	39,214
Debt issuance costs, net of accumulated amortization	371,726

Total Current Assets	2,232,365

Property and Equipment, at cost:
Property and equipment	3,794,557
Less accumulated depreciation and amortization	(1,253,496)

Net Property and Equipment	2,541,061

Other Assets:
Deferred offering costs	201,998

Total Assets	$4,975,424

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(Continued)

2005
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$967,648
Accrued expenses	1,115,244
Current maturities of long-term debt	4,419,609
Current maturity of capital lease obligation	18,750

Total Current Liabilities	6,521,251

Long-Term Liabilities:
Capital lease obligation, less current maturity	31,250
Accrued reclamation costs	165,480

Total Long-Term Liabilities	196,730

Total Liabilities	6,717,981

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized,
30,425,975 shares issued and outstanding	304,260
Additional paid-in capital	84,131,966
Accumulated deficit	(86,178,783)

Total Stockholders’ Deficit	(1,742,557)

Total Liabilities and Stockholders’ Deficit	$4,975,424

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004

	2005	2004

Net sales	$–	$–

Operating expenses	3,091,237	1,254,651
Depreciation, depletion and amortization	83,347	66,347

Loss from operations	(3,174,584)	(1,320,998)

Other income (expense):
Interest expense	(1,659,976)	(266,464)
Gain on settlement of debt	–	425,133
Gain on investments, net	1,540,106	72,851
Miscellaneous income	210,288	225,121

Total other income (expense)	90,418	456,641

Loss before income taxes	(3,084,166)	(864,357)

Provision for income taxes	–	–

Net loss	$(3,084,166)	$(864,357)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	28,087,513	26,729,857

Net loss per share of common stock	$(0.11)	$(.03)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004

					Accumulated
	Common Stock		Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2003	24,001,288	$240,013	$80,791,698	$(82,230,260)	$524,856	$(673,693)
Comprehensive loss:
Net loss	–	–	–	(864,357)	–	(864,357)
Unrealized gain on marketable
securities	–	–	–	–	443,530	443,530
Comprehensive loss	–	–	–	–	–	(420,827)

Common stock issued for Coyote Springs	199,998	2,000	78,000	–	–	80,000
Stock options issued for Coyote Springs	–	–	39,453	–	–	39,453
Beneficial conversion feature from
issuance of convertible debt	–	–	123,000	–	–	123,000
Stock options exercised	3,250,000	32,500	32,500	–	–	65,000
Common stock issued in private placement	421,500	4,215	143,310	–	–	147,525
Common stock issued to settle accounts
payable	247,091	2,471	258,409	–	–	260,880
Common stock issued for services	130,645	1,306	47,516	–	–	48,822

Balance at December 31, 2004	28,250,522	282,505	81,513,886	(83,094,617)	968,386	(329,840)
Comprehensive loss:
Net loss	–	–	–	(3,084,166)	–	(3,084,166)
Reclassification adjustment for gain
included in net income	–	–	–	–	(968,386)	(968,386)
Comprehensive loss	–	–	–	–	–	(4,052,552)

Common stock issued for Coyote Springs	86,538	865	21,635	–	–	22,500
Beneficial conversion feature from
issuance of convertible debt	–	–	25,000	–	–	25,000
Recission of stock options exercised	(1,750,000)	(17,500)	(17,500)	–	–	(35,000)
Compensation from issuance of stock
options	–	–	590,879	–	–	590,879
Common stock issued in private placement	819,644	8,196	278,679	–	–	286,875
Common stock and warrants issued on
revolving line of credit	2,260,000	22,600	1,176,878	–	–	1,199,478
Common stock and warrants issued to
settle outstanding claims and accounts
payable	262,000	2,620	169,612	–	–	172,232
Warrants issued on bridge loan	–	–	171,200	–	–	171,200
Common stock issued for services	497,271	4,974	201,697	–	–	206,671

Balance at December 31, 2005	30,425,975	$304,260	$84,131,966	$(86,178,783)	$–	$(1,742,557)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash Flows From Operating Activities:
Net loss	$(3,084,166)	$(864,357)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation, depletion and amortization	83,347	66,347
Accretion expense on reclamation costs	14,793	13,699
Amortization of debt issuance costs	758,528	40,228
Accretion of discount on debt	448,637	–
Stock option mark to market adjustment	455,000	–
Copper put options mark to market adjustment	188,872	–
Issuance of common stock and warrants to settle outstanding claims	159,367	–
Increase in fair value of trading securities	(1,406,617)	–
Gain on settlement of debt	–	(425,133)
Issuance of stock for services rendered	206,671	48,822
Issuance of stock options for services rendered	135,879	–
Realized gain on sale of securities held for trading	(22,358)	(72,851)
Beneficial conversion feature recorded as interest expense	100,878	45,400
Changes in assets and liabilities:
Restricted cash	(126,063)	–
Other assets	1,660	(11,660)
Accounts payable	(24,951)	(376,171)
Accrued expenses	384,225	266,577

Net Cash (Used) By Operating Activities	(1,726,298)	(1,269,099)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	–	215,485
Purchase of copper put options	(275,358)	–
Capital expenditures	–	(610,700)

Net Cash (Used) By Investing Activities	(275,358)	(395,215)

Cash Flows From Financing Activities:
Debt issuance costs	(292,111)	(241,370)
Principal payments on notes payable	(5,611,991)	(633,052)
Deferred financing costs	(201,998)	–
Proceeds from issuance of notes payable	7,315,000	2,897,000
Principal payments on capital lease	(18,750)	(6,250)
Proceeds from issuance of common stock	286,875	212,525

Net Cash Provided By Financing Activities	1,477,025	2,228,853

Net Increase (Decrease) in Cash and Cash Equivalents	(524,631)	564,539

Cash and Cash Equivalents at Beginning of Year	665,828	101,289

Cash and Cash Equivalents at End of Year	$141,197	$665,828

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$331,853	$288,722
Income taxes	–	–

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

In addition to the Johnson Camp Mine, the Company has an interest in two exploration projects, Coyote Springs located in Arizona and Mimbres located in New Mexico and owns approximately 5.0 million shares of common stock of Allied Gold.

The Company also owns a 13/15’s interest in a Class B share in the capital of SRL Acquisition No. 1 Ltd. (“SRLA No. 1”). Under SRLA No. 1’s articles of association, the Class B share carries the right to a fixed dividend to be paid in respect of each financial year, calculated with reference to a complicated formula. Essentially, the holder of a Class B share is entitled to 5% of certain cash flows, including any dividends or other income generated from SRLA No. 1’s indirect interest in Sierra Rutile Ltd. (“SRL”), a corporation in Sierra Leone, West Africa which owns a mineral sands deposit in that country. Since SRLA No. 1 holds an indirect 50% interest in SRL, this effectively means that a whole Class B share of SRL No. 1 represents a 2.5% net profits interest in the production of minerals by SRL. The Company has a cost basis of $0 in this investment and accounts for it under the cost method.

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

Management’s plan includes the following:

1.	Re-opening of the Johnson Camp Mine after raising the necessary capital and ultimately achieving profitable operations.

2.	Exploring for mineral deposits at the Company’s Coyote Springs and Mimbres properties.

3.

Funding for re-opening of Johnson Camp Mine and exploring Coyote Springs and Mimbres is expected to come from a combination of equity and debt and potential exercise of outstanding common stock purchase warrants and options.

If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain financial statement line items for the year ended December 31, 2004 have been reclassified to conform with the current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cochise Aggregates and Materials, Inc. (“Cochise”). Cochise was set up to produce and market landscape rock products and aggregates derived from the Johnson Camp Mine overburden piles. All intercompany accounts and transactions have been eliminated in consolidation.

Investment in Allied Gold/Nord Pacific

At December 31, 2003 the Company owned a 17.74% interest in Nord Pacific Limited (“Nord Pacific”), a publicly owned mining and exploration company engaged in the production of copper in Australia and the exploration for gold, copper and other minerals in Australia, Papua New Guinea and North America. In December 2003, Nord Pacific entered into an agreement with Allied Gold, a publicly owned mining and exploration company located in Australia, under which Allied Gold acquired all of the outstanding shares of Nord Pacific. This agreement was finalized in 2004 and the Company received one share of Allied Gold for each share of Nord Pacific owned, or 3,697,561 shares of Allied Gold. In addition, the agreement called for the conversion of a subordinated debt in the amount of $233,464, owed to the Company by Nord Pacific, into 1,400,000 common shares of Allied Gold. As of December 31, 2005 and 2004, the Company owned 4,997,561 and 5,097,561 shares of Allied Gold, respectively.

During the years ended December 31, 2005 and 2004, the Company accounted for its investment in Allied Gold and Nord Pacific in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves of the Johnson Camp Mine that are the basis for future cash flow estimates; reclamation obligations; asset impairment (including long-lived assets and investments); valuation allowances for deferred tax assets; disclosures and reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

As required by the Bridge Loan Facility with Nedbank Limited (“Nedbank”), the Company deposited $400,000 with Auramet Trading, LLC to purchase copper put options. Cash of $126,063 at December 31, 2005 was held on deposit for this purpose.

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write-offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2005 and 2004.

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

Financial Instruments

Financial instruments consist of put options on copper future contracts that are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are required pursuant to the terms of the Company’s promissory note with Nedbank. The Company’s put

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options are stated at market value as determined by the most recently traded price of the financial instrument at the balance sheet date and the change in market value is recognized in earnings.

Deferred Offering Costs

Transaction costs incurred prior to the closing of an equity offering are capitalized until the sooner of the completion of the equity offering or a determination is made not to proceed with the offering at which time the costs are charged to additional paid-in capital at the time of completion of the offering or charged against income at the time the determination is made not to proceed with the equity offering. Deferred offering costs at December 31, 2005 were $201,998.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During 2005 and 2004, the Company incurred debt issuance costs of $929,111 and $241,370 respectively, related to the issuance of promissory notes. These costs are being amortized over the term of the loans using the straight-line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $706,157 and $40,228 at December 31, 2005 and 2004, respectively.

Property and Equipment

Property and equipment are stated at cost. Mineral exploration costs are expensed as incurred. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Mineral properties are amortized over the life of the mine using the units of production method. Buildings and mining equipment are depreciated over the shorter of their estimated useful lives, or over the life of the mine using the units of production method.

Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2005 and 2004.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the units of production method based on proven and probable reserves.

The Company estimated its asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. The Company estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at the Company’s estimated credit-adjusted, risk free interest rate of 10%. At January 1, 2003, the Company estimated the fair value of its total asset retirement obligation to be $124,534. The Company recorded the fair value of this obligation and the related asset as of January 1, 2003. The net difference between the Company’s previously recorded reclamation and closure cost liability and the amounts recorded under SFAS No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which was recognized as a cumulative effect of a change in accounting principle. At December 31, 2005 the recorded value of accrued reclamation costs was $165,480. The Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity, if and when such additional mining activity occurs.

A reconciliation of the beginning and ending carrying amounts of the Company’s retirement obligation as of December 31, 2005 and 2004 is as follows:

	2005	2004

Liability, beginning of year	$150,687	$136,988
Accretion expense	14,793	13,699

Liability, end of year	$165,480	$150,687

Stock-Based Compensation

The Company has adopted the fair value method of accounting pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, for all issuances of stock options to non-employees of the Company. The Company will continue using the intrinsic value method under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for all stock options issued to employees until January 1, 2006 at which time the Company will be required to follow the provisions of SFAS No. 123R, “Shared-Based Payment”. Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. Compensation expense of $455,000 was recognized for the year ended December 31, 2005 relative to the granting of stock options to the Company’s employees. There were no stock option grants to employees of the Company during the year ended December 31, 2004.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the following pro forma amounts:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004

Net Loss, as reported	$(3,084,166)	$(864,357)
Stock based employee compensation expense included in net loss, net of tax	455,000	–
Less stock based compensation expense
determined under fair value based
methods for all awards, net of tax	(659,661)	–

Pro forma net loss	$(3,288,827)	$(864,357)

Net loss per basic and diluted share of common stock:
As reported	$(.11)	$(.03)
Pro forma	$(.12)	$(.03)

The fair value for these options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31:

2005

Risk-free interest rate	3.72%
Expected life	3.7 years
Expected volatility	185%
Expected dividend yield	0%

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

The unrealized gain on marketable securities relates to the Company’s investment in Allied Gold. Under SFAS No. 115, securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, and unrealized gains and losses are included in earnings. During 2005 the Company changed its intention with regard to its investment in Allied Gold and reclassified this investment from available for sale securities to trading securities.

Components of other comprehensive income consist of the following:

		Accumulated
	Unrealized	Other
	Gain on	Compre-
	Marketable	hensive
	Securities	Income

Balance at December 31, 2003	$524,856	$524,856
2004 change	443,530	443,530

Balance at December 31, 2004	968,386	968,386
2005 change	(968,386)	(968,386)

Balance at December 31, 2005	$–	$–

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

The Company includes shipping and handling costs in operating expenses.

Net Loss Per Share of Common Stock

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities. Outstanding options, warrants and other dilutive securities to purchase 10,240,393, and 3,357,249 shares of common stock for the years ended December 31, 2005 and 2004, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options, warrants and other securities would be antidilutive.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, the FASB issued SFAS No.123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet evaluated the impact of the adoption of SFAS No. 123R and has not determined the impact on the Company’s financial position or results of operations. However, the Company expects this standard will have a material effect on the Company’s future results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in 2006.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           MARKETABLE SECURITIES AND FINANCIAL INSTRUMENTS

Marketable securities and financial instruments are carried at their market value and consist of the following at:

		Unrealized	Market
	Cost	Gain/(Loss)	Value
December 31, 2005
Securities held for trading:
Investment in Allied Gold	$342,608	$1,125,071	$1,467,679
Financial instruments:
Copper put options	275,358	(188,872)	86,486

Total	$617,966	$936,199	$1,554,165

During 2004, the Company classified its investment in Allied Gold as an available for sale security with the corresponding changes in fair market value being recognized in other comprehensive income. In December 2005, the Company changed its intention with regard to its investment in Allied Gold and reclassified this investment as a trading security with the corresponding changes in fair market value being recognized in income.

As of December 31, 2003 the Company owned 3,697,561 shares of Nord Pacific. The aggregate market value of the Company’s investment in Nord Pacific at December 31, 2003 was $332,780. The Company received one share of Allied Gold in exchange for one share of Nord Pacific under a stock exchange agreement in 2004. As of December 31, 2005 and 2004 the Company owned 4,997,561 and 5,097,561 shares of common stock of Allied Gold, respectively.

During the years ended December 31, 2005 and 2004, the Company sold marketable securities held for trading and recognized a gain of $22,358 and $72,851, respectively, which is included in gain on investments in the accompanying consolidated statements of operations. As of December 31, 2004, the Company did not have any marketable securities classified as held for trading.

As of December 31, 2005 the Company’s marketable securities classified as held for trading and its financial instruments were comprised of equity securities and copper put options and had an aggregate market value of $1,554,165 with recognized gains in market value of $936,199.

3.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

2005

Land	$258,546
Buildings	788,970
Mining and other equipment	2,747,041

Total	$3,794,557

Depreciation and amortization of property and equipment charged to operations was $83,347 and $66,347 for the years ended December 31, 2005 and 2004, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

2005

Accrued consulting fees to related party	$295,000
Accrued interest expense	28,722
Accrued payroll expense	718,123
Other accrued liabilities	73,399

Total	$1,115,244

5.           LONG-TERM DEBT

Long-term debt consists of the following at December 31:

2005

Equipment loan	$34,560
Bridge Loan – Nedbank, net of unamortized discount of $114,133	3,785,867
Line of credit - related parties, net of unamortized discount of $170,909	393,904
Convertible notes - related parties, net of unamortized beneficial conversion
feature of $1,722	205,278
4,419,609
Less current maturities	(4,419,609)

Total	$–

Equipment Loan

In October 2002, the Company signed a promissory note in the amount of $95,000 related to its purchase of equipment. The note bears interest at an annual rate of 12% with monthly payments of $4,472 and is collateralized by the equipment. This note was originally scheduled to mature in November 2004. In August 2005, the holder of the Company’s equipment note sold the loan to an unrelated party. Subsequent to this sale, the terms of the original $95,000 promissory note dated October 2002 were amended to allow for deferment of all past due payments along with any scheduled payments until June 2006.

Bridge Loan Facilities

In October 2005, the Company obtained a loan in the amount of $2,850,000 from Auramet Trading, LLC, of which $1,850,000 was funded by Ronald Hirsch pursuant to an Agreement for Credit Risk Participation dated October 2005, between Auramet Trading and Ronald Hirsch. The agreement gave Mr. Hirsch the right to own a 65% interest in the loan and in all documents, instruments and collateral issued by Auramet Trading, as well as all payments, recoveries or distributions in connection with the loan. A secured promissory note was issued to Auramet Trading that provided for interest only payments at a rate of 9% per annum payable monthly and the note was to mature on the earlier of April 2006 or the closing of an equity offering in which the Company raised not less than $25,000,000. In connection with this loan, 250,000 warrants were issued to Auramet Trading for the purchase of an equal number of shares of the Company’s common stock. The warrants are exercisable on or before October 2007 at an exercise

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price equal to the final price at which the Company’s shares are sold in an offering, provided that if the Company does not complete an offering of its common stock on or before April 2006, then the exercise price will be the average closing price of the Company’s common stock for the 20 trading days prior to April 2006. In addition to the 250,000 warrants issued to Auramet Trading discussed above, the Company also issued additional warrants to Auramet Trading for the purchase of the Company’s common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $1,000,000 (in October 2005) by the final price at which a share of the Company’s common stock is sold in a secondary public offering and multiplying the result by 0.15. The warrants are exercisable on or before October 2007, provided that the Company completes an offering of its common stock on or before April 2006. In the event that the Company does not complete an offering by April 2006, the warrants expire in April 2006, and the Company must issue new warrants to Auramet Trading for the purchase of 256,410 shares of the Company’s common stock at an exercise price equal to the average closing price of the Company’s common stock as listed on the bulletin board for the 20 trading days prior to April 2006. The new warrant certificate shall expire in April 2008.

In November 2005, the Company obtained a loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading participated through the contribution of the $1,000,000 outstanding amount payable by the Company under the October 2005 loan. From the proceeds of this loan, $1,860,175 was used to repay the principal and interest portion of the Auramet Trading loan that was contributed by Mr. Hirsch. A secured promissory note was issued to Nedbank Limited that provides for interest only payments at a rate of 9% per annum payable monthly and the note matures on the earlier of May 2006 or the closing of an equity offering in which the Company raises not less than $25,000,000. In connection with this loan, warrants were issued to Nedbank Limited for the purchase of the Company’s common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (in November 2005) by the final price at which a share of the Company’s common stock is sold in a secondary public offering and multiplying the result by 0.15. The warrants are exercisable on or before November 2007, provided that the Company completes an offering of its common stock on or before May 2006. In the event that the Company does not complete an offering by May 2006, the warrants expire in May 2006, and the Company must issue a new warrant certificate to Nedbank Limited for the purchase of 743,590 shares of the Company’s common stock at an exercise price equal to the average closing price of its common stock as listed on the bulletin board for the 20 trading days prior to May 2006. The new warrant certificate shall expire in May 2008. Pursuant to the terms of the note, the Company is restricted from paying dividends or making distributions on shares of its common stock. The note is collateralized by the Johnson Comp Mine and all related property and equipment.

Revolving Line of Credit – Related Parties

In June 2005, the Company entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and matures the earlier of May 2006 or one week following the closing of an equity offering in which the Company raises not less than $25 million. The note is collateralized by accounts receivable, inventory, property and equipment and other assets of the Company. In consideration for the issuance of the line of credit, the Company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to the Company. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $.25 for a period of three years. This loan is subordinated to the Bridge Loan with Nedbank described above.

Convertible Notes – Related Parties

During 2004, the Company entered into promissory notes for $66,000 and $106,000 from Stephen Seymour, a member of the board of directors, and Ronald Hirsch, CEO and chairman of the board of

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directors, respectively. The loans accrue interest at 10% per annum, are unsecured and originally matured in August 2005 and October 2005, respectively. During 2005 the maturity on the notes were extended to the earlier of May 8, 2006, or one week after the closing of an equity offering in which the Company raises in excess of $25 million. At the Company’s option, these loans including accrued interest, may be converted on their maturity dates into common stock at the conversion price of $.20 per share. These loans contain a beneficial conversion feature in the amount of $123,000 due to the value of the Company’s common stock exceeding the debt conversion price on the date of the loans. The Company has recorded the $123,000 beneficial conversion feature as a reduction of the debt and increased additional paid-in capital the same amount during the year ended December 31, 2004. The beneficial conversion feature is amortized to interest expense over the period to which the notes are convertible into common stock. This loan is subordinated to the Bridge Loan with Nedbank described above.

During June 2004, Ronald Hirsch exercised 1,750,000 stock options at an exercise price of $35,000. Subsequently, during June 2005, Mr. Hirsch and the Company agreed to rescind this stock option exercise. In exchange for the $35,000 that was paid to exercise the stock options, the Company issued Mr. Hirsch an unsecured convertible promissory note for $35,000 and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10.0% per annum and is convertible on the maturity date, which is the earlier of May 2006, or one week after the closing of an equity offering in which the Company raises in excess of $25 million, into common stock at a conversion rate of $.175 per share. This promissory note contains a beneficial conversion feature of $25,000 that will be amortized over the life of the loan as interest expense. This loan is subordinated to the Bridge Loan with Nedbank described above.

6.           INCOME TAXES

The components of the provision for income taxes as of December 31, 2005 and 2004 are as follows:

	2005	2004

Current:
Federal	$–	$–
State	–	–
Total current income tax expense	–	–

Deferred:
Federal	–	–
State	–	–
Total deferred income tax expense	–	–

Total	$–	$–

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

	2005	2004

Federal statutory rate	35%	35%
State income taxes, net of federal benefits	4%	4%
Valuation allowance	(39)%	(39)%

Total	–%	–%

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred income taxes as of December 31, 2005 are as follows:

2005

Net operating loss carry forwards	$32,179,000
Investment in corporation	4,280,000
Accrued reclamation expense	65,000
Other	9,000
Accrued consulting expense – related party	117,000
Accrued officer compensation	282,000
Valuation allowance	(36,565,000)

Total deferred tax asset	367,000

Depreciation and amortization	(367,000)

Total deferred tax liability	(367,000)

Net deferred tax asset	$–

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earning history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2005 and 2004 as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance in 2005 and prior years to offset the entire deferred tax asset arising from the tax loss carry forward. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The net change in the valuation allowance was an increase of $812,000 for the year ended December 31, 2005 and a decrease of $2,086,000 for the year ended December, 31 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate.

At December 31, 2005, the Company had federal and state net operating loss carry forwards of approximately $90,000,000 and $19,000,000, respectively. Such carry forwards expire in the years 2006 through 2025 and 2006 through 2010 for federal and state purposes, respectively.

7.           STOCKHOLDER’S EQUITY

Common Stock

In January 2005, the Company issued 86,538 shares of common stock valued at $22,500 as payment under the Coyote Springs Option.

Between January 2005 and May 2005, the Company issued 67,271 shares of common stock valued at $22,720 to Rex Loesby for consulting services

In April 2005, the Company entered into an agreement with Pierce Carson, a former CEO of the Company whose employment terminated in December 2000, to settle certain retirement benefit claims. Under the terms of the settlement, the Company issued 250,000 shares of common stock valued at

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$85,000 and issued warrants to purchase 250,000 shares of common stock valued at $74,367. The warrants have an exercise price of $.50 and expire in three years.

In September 2005, the Company commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, was offered for $0.35 per unit. The Company sold 819,644 units for a total of $286,875 as of December 31, 2005. The stock purchase warrants have an exercise price of $0.40 and expire in three years.

During 2005, the Company issued 12,000 shares of common stock to settle outstanding payables of $12,866 and issued 430,000 shares of common stock to John Perry, its Chief Financial Officer, for services valued at $127,700. Pursuant to the Company’s employment agreement with Mr. Perry, the Company is required to issue 250,000 shares of the Company’s common stock on Mr. Perry’s one-year anniversary with the Company which occurs in April 2006. During the year ended December 31, 2005, the Company recognized $56,250 of compensation expense related to this obligation. In addition, Mr. Perry will be compensated on a monthly basis based on the issuance of 20,000 shares of the Company’s common stock per month. Mr. Perry will be paid in cash after the Company has raised at least $10 million in an equity offering.

During 2005, the Company issued 2,260,000 shares of common stock valued at $637,000 and 2,260,000 warrants to purchase one share of common stock valued at $562,478 pursuant to the Company’s revolving line of credit with Ronald Hirsch and Stephen Seymour. The stock purchase warrants have an exercise price of $.25 and expire in three years.

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

In June 2004, the Company commenced a private placement of equity securities up to a maximum of 1,200,000 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one half of one share of common stock, was offered for $.35 per unit. The Company sold 121,500 units for a total of $42,525 as of December 31, 2004. The stock purchase warrants have an exercise price of $.35 and expire in three years.

During 2004, the Company issued 247,091 shares of common stock to settle outstanding payables of $260,880 and issued 130,645 shares of common stock to one of its officers for consulting services valued at $48,822.

Warrants

Pursuant to the bridge loan facilities with Auramet, 250,000 warrants were issued to Auramet Trading for the purchase of an equal number of shares of the Company’s common stock. The warrants are exercisable on or before October 2007 at an exercise price equal to the final price at which the Company’s shares are sold in an offering, provided that if the Company does not complete an offering of its common stock on or before April 2006, then the exercise price will be the average closing price of the Company’s common stock for the 20 trading days prior to April 2006. In addition to the 250,000 warrants issued to Auramet Trading discussed above, the Company also issued additional warrants to Auramet Trading for the purchase of the Company’s common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $1,000,000 (in October 2005) by the final price at which a share of the

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s common stock is sold in a secondary public offering and multiplying the result by 0.15. The warrants are exercisable on or before October 2007, provided that the Company completes an offering of its common stock on or before April 2006. In the event that the Company does not complete an offering by April 2006, the warrants expire in April 2006, and the Company must issue new warrants to Auramet Trading for the purchase of 256,410 shares of its common stock at an exercise price equal to the average closing price of the Company’s common stock as listed on the bulletin board for the 20 trading days prior to April 2006. The new warrant certificate shall expire in April 2008.

Pursuant to the bridge loan facility with Nedbank, warrants were issued to Nedbank Limited for the purchase of the Company’s common stock. The number of warrants is to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (in November 2005) by the final price at which a share of the Company’s common stock is sold in a secondary public offering and multiplying the result by 0.15. The warrants are exercisable on or before November 2007, provided that the Company completes an offering of its common stock on or before May 2006. In the event that the Company does not complete an offering by May 2006, the warrants expire in May 2006, and the Company must issue a new warrant certificate to Nedbank Limited for the purchase of 743,590 shares of its common stock at an exercise price equal to the average closing price of the Company’s common stock as listed on the bulletin board for the 20 trading days prior to May 2006. The new warrant certificate shall expire in May 2008.

8.           STOCK OPTIONS

The Company has granted incentive and non-qualified stock options to its employees and directors under terms of its 1991 stock option plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors.

Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant. The options granted in 2005 and 2004 were immediately exercisable and expire in five and three years, respectively. The outstanding options expire from 2006 to 2010.

A summary of the activity under the Company’s outstanding stock option plans as of December 31, 2005 and 2004 and changes during the years then ended is set forth below:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2003	6,436,500	$.20
Granted	99,999.36
Exercised	(3,250,000)	.02
Cancelled	(1,000,000)	.18

Options outstanding at December 31, 2004	2,286,499.46
Granted	2,750,000.15
Exercised	-	-
Cancelled	(296,500)	1.03

Options outstanding at December 31, 2005	4,739,999	$.25

The 4,739,999 stock options outstanding at December 31, 2005 are non-qualified, non-plan stock options.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During June 2004, Ronald Hirsch exercised 1,750,000 stock options at an exercise price of $35,000. Subsequently, during April 2005, Mr. Hirsch and the Company agreed to rescind this stock option exercise. In exchange for the $35,000 that was paid to exercise the stock options, the Company issued Mr. Hirsch a convertible promissory note for $35,000 and cancelled the related 1,750,000 shares of common stock.

In connection with this rescission, in April 2005, the Company granted a new stock option for the purchase of 1,750,000 common shares at an exercise price of $.02 per share. As a result of this transaction, the Company recognized approximately $490,000 of compensation expense on the grant date of the option. The stock option has a five year term and will be accounted for under the variable method of accounting until the earlier of the exercise or expiration of the option. During 2005 the Company recognized compensation expense of $455,000 related to these stock options.

Other Stock Based Compensation Information

The following table summarizes information about the Company’s stock-based compensation plans outstanding at December 31, 2005:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life in Years	Price	Exercisable	Price

$.02	3,390,000	2.8	$.02	3,390,000	$.02
.20-.60	1,099,999	4.3	.38	1,099,999.38
1.75-2.00	100,000	2.8	1.88	100,000	1.88
3.25	150,000	1.4	3.25	150,000	3.25

$.02–3.25	4,739,999	3.1	$.25	4,739,999	$.25

The weighted average fair value of options granted in 2005 and 2004 were $.29 and $.39, respectively.

Compensation Expense

The Company recorded compensation expense of $135,879 and $0 for the years ended December 31, 2005 and 2004, respectively, for the fair value of stock options granted to non-employees of the Company. The valuation of the options granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

The Company issued 430,000 and 0 shares of its common stock to employees of the Company during the years ended December 31, 2005 and 2004, respectively. The weighted average grant date fair value of common stock issued to employees during the year ended December 31, 2005 was $.30 per share. The stock based compensation expense recognized for these stock based awards was $127,700 for the year ended December 31, 2005.

The Company issued 67,721 and 130,645 shares of its common stock to non-employees of the Company during the years ended December 31, 2005 and 2004, respectively. The weighted average grant date fair value for common stock issued to non-employees of the Company during the years ended December 31, 2005 and 2004 was $.34 and $.37 per share, respectively. The compensation expense recognized for these stock based awards was $22,720 and $48,822 for the years ended December 31, 2005 and 2004, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           COMMITMENTS AND CONTINGENCIES

Capital Lease

During 2004, the Company entered into a lease for certain mining equipment that qualifies as a capital lease obligation. As a result, the present value of the future minimum lease payments is recorded as equipment and related capital lease obligation in the accompanying consolidated balance sheet. At December 31, 2005 the cost of equipment acquired under the capital lease obligation was $75,000 and the related accumulated amortization was $25,000.

Future minimum lease payments for the capital lease obligation are as follows for the years ending December 31:

2006	$25,293
2007	25,293
2008	16,864
Total minimum obligations	67,450
Less amounts representing interest	(17,450)
Present value of minimum obligations	50,000
Less current maturity	(18,750)

Non-current	$31,250

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

During 2004, the Company issued 199,998 shares of common stock, valued at $80,000, $22,500 in cash and options to purchase 99,999 shares of common stock in conjunction with the Coyote Springs Option. The stock options are immediately exercisable, expire in 36 months and were valued at $39,453 under the fair value provisions of SFAS No. 123. During 2005, the Company issued 86,538 shares of common stock, valued at $22,500 in conjunction with the Coyote Springs Option. As of December 31, 2005 the total consideration paid under the Coyote Springs Option was $164,453 which is included in property and equipment in the accompanying consolidated balance sheet.

In addition to the above, the Coyote Springs Option provides for (i) at the election of the Coyote Springs owners, the issuance of either 149,994 shares of common stock or $165,000 cash in the aggregate, to be paid in three annual installments of $50,010, $54,990 and $60,000 beginning in January 2006; (ii) the issuance of options in January 2006 and 2008 to purchase 99,999 shares of common stock; and (iii) in January 2009, at the election of the Coyote Springs owners, payment of $1,600,005 in cash or the equivalent value in shares of common stock. During January 2006, the Company paid $21,000 and issued 83,844 shares of common stock valued at $29,010 in connection with the Coyote Springs Option.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Mimbres Option also provides for (i) the issuance of 105,000 shares of common stock annually for the next four years beginning June 2005; (ii) the issuance of options to purchase 120,000, 90,000 and 60,000 shares of common stock during the years ending December 31, 2005, 2006 and 2007, respectively; and (iii) at the election of the Mimbres owners, payment of $2,400,000 cash or the equivalent value in shares of common stock in June 2009. As of December 31, 2005, the Company had not issued any common stock or stock options due to certain conditions of the Mimbres Option that have not been satisfied. The Company is under no obligation to issue any consideration until such time that the Mimbres Option conditions have been satisfied. The Company is also obligated for the payment of production royalties based on certain levels of copper sales, the payment of a 4% sales commission in the event the Company sells Mimbres and meeting certain exploration and development expenditures relative to Mimbres totaling $1,400,000 during the term of the agreement.

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

Accrued Salary to Former CEO

The Company accrued $768,000 for unpaid salary as of December 31, 2002 to John Champagne, a former CEO of the Company. Mr. Champagne was terminated for cause in 2003 and the Company reversed the

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related accrual in 2003. Management believes, and has been advised by legal counsel, that the Company is no longer liable for this amount and has no further obligations to Mr. Champagne under his employment agreement.

Consent/Compliance Orders

Effective with the acquisition of the Johnson Camp Mine, the Company agreed to a Consent Order with the Arizona Department of Environmental Quality (“ADEQ”). The Consent Order specifies actions the Company must take to remediate conditions at the mine that are not in compliance with current Arizona laws, including modifications to the current facilities that will be required to qualify for an Aquifer Protection Permit (“APP”) application. The Consent Order also sets forth a schedule under which the Company has agreed to file an application for an APP. The ADEQ may impose financial penalties on the Company for failure to meet the requirements of the Consent Order. The Company plans to meet its obligations under the Consent Order in the course of rehabilitating the mine and returning it to full production.

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

Capital Credits from Electric Cooperatives

In April 1997, the Company was assigned the right to receive certain capital credits from two Electric Cooperatives (Oglethorpe Power Corporation and Oconee EMC) located in the State of Georgia from Nord Kaolin Company, a then 100% owned subsidiary of the Company that was previously sold by the Company. The capital credits represent the difference between the estimated cost that the Electric Cooperatives charge for electricity and the actual cost incurred. Pursuant to the Agreement for Electric Service dated May 1989 between the Electric Cooperatives and Nord Kaolin Company, the Company is eligible to receive capital credits once the cumulative total of such payments exceeds the depreciated utility plant investment balance, which is not expected to occur until after December 31, 2005. The Electric Cooperative’s initial estimate of the total capital credits due to the Company was approximately $1,328,000. However, this estimate was subsequently changed by the Electric Cooperatives to $158,725. The Company’s management believes it is owed the original estimated amount but may attempt to settle for a lesser amount based upon an immediate discounted payment. However, given that the actual amount due to the Company and the subsequent collection is uncertain, no amounts have been recorded as of December 31, 2005.

Officer Indemnification

Under the Company’s organizational documents, the Company’s officers, employees, and directors are indemnified against certain liabilities arising out of the performance of their duties. The Company’s

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects any risk of loss to be remote.

Letter of Intent

The Company entered into a letter of intent with a third party in September 2005 in connection with a proposed financing transaction. The letter of intent is non-binding and is subject to a definitive agreement to be negotiated in good faith, except that the Company has agreed to indemnify the third party in connection with the transaction and to cover up to $375,000 of the third party’s reasonable due diligence and other transactional expenses.

10.           LITIGATION

Great West Life

The Company has been sued by Great West Life (GWL) related to GWL’s allegation of unpaid health insurance premiums. GWL is claiming losses in excess of $107,000. To date, the Company has filed a cross complaint against GWL for failing to pay the claims made by the Company’s employees under certain employee health and welfare benefit plans. The parties are currently negotiating a settlement as litigation is pending. The attorney’s evaluation of the likelihood of an unfavorable outcome cannot be made at this time.

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

Sale of TRG and TRG Litigation

In August 2005, the Company entered into an option agreement pursuant to which the Company received $200,000 for the sale of a 2/15’s interest in its interest in Titanium Resource Group (“TRG”) and granted an option to TRG to acquire the remaining 13/15’s interest for $1.3 million. TRG also agreed to pay the Company past due royalties plus accrued interest amounting to $100,003. The option expired December 15, 2005.

After the Company entered into the option with TRG, it discovered that TRG had made arrangements to list its shares on the Alternative Investment Market of the London Stock Exchange (commonly referred to as AIM). In December 2005, the Company initiated legal proceedings against TRG claiming, among other things, that they purposefully concealed the impending public offering from the Company during

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the negotiation of the option agreement and thereby deprived the Company of the opportunity to account for the positive impact the AIM listing would have on the value of the Class B share in determining a fair price for the share. Further, as disclosed in the AIM listing, TRG had orchestrated a change in the corporate structure of the mine’s ownership. The Company alleges that this was done without the Company’s consent and is contrary to the Company’s agreement with TRG. The Company’s attorneys have proposed private mediation and a date has been set for March 2006.

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

11.           RELATED PARTY TRANSACTIONS

In addition to related party transactions discussed throughout the notes to the consolidated financial statements, the following related party transactions have occurred:

At December 31, 2005, the Company has accrued $295,000 for consulting services performed by Ronald Hirsch, CEO and chairman of the board of directors. Mr. Hirsch converted $25,000 of the original accrued consulting liability into a convertible promissory note, which has a balance of $106,000 at December 31, 2004.

The Company has recorded $45,948 in accounts payable for consulting services performed by Mine Tech Services, an entity owned and operated by Erland Anderson, the Company’s President and member of the board of directors, at December 31, 2005.

At December 31, 2005, the Company has accrued $400,000 in unpaid salary to Mr. Hirsch and $270,500 to Mr. Anderson.

In June 2004, the Company agreed to compensate Rex Loesby, former Vice President of Corporate Development and Treasurer with 12,500 shares of common stock per month for his services. Furthermore, in consideration of past consulting services provided to the Company during 2004, the Company issued 50,000 shares of common stock to Mr. Loesby. The Company issued a total of 130,645 shares of common stock to Mr. Loesby during 2004 for consulting services, valued at $48,822 and between January 2005 and May 2005, the Company issued 67,271 shares of common stock valued at $22,720 to Rex Loesby for consulting services.

In July 2004, Mr. Loesby purchased 71,500 units of the Company’s common stock in a private placement for $25,025. The units include warrants, which have a term of three years, to purchase 35,750 additional shares of common stock at an exercise price of $.35 per share.

In October 2005, John Perry purchased 142,857 units of the Company’s common stock in a private placement for $50,000. The units include warrants, which have a term of three years, to purchase 142,857 additional shares of common stock at an exercise price of $.40 per share.

During June 2005, the Company received an option from TMD Acquisition Corporation (“TMD Acquisition”), a privately held company owned by two of the Company’s board of directors, Ronald Hirsch and Stephen Seymour, to acquire certain mining properties located in Tennessee that are owned by

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASARCO LLC. TMD Acquisition has an agreement with ASARCO LLC to acquire these mining properties, subject to completion of due diligence and obtaining financing. No purchase price terms have been established with respect to the Company’s option.

Certain of the accrued consulting fees, accrued salary and other items payable to Ronald Hirsch, Erland Anderson and Stephen Seymour are restricted from being paid until the Nedbank loan has been paid in full.

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

The following table presents a summary of the Company’s financial instruments as of December 31, 2005:

	Carrying	Estimated
	Amount	Fair Value

December 31, 2005
Financial Assets:
Cash and cash equivalents	$141,197	$141,197
Restricted cash	126,063	126,063
Marketable securities held for trading and financial instruments	1,554,165	1,554,165
Financial Liabilities:
Long-term debt	4,469,609	*

The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these financial instruments. The carrying amounts for marketable securities and financial instruments approximate fair value as these assets are recorded at fair value.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           NON-CASH INVESTING AND FINANCING ACTIVITIES

Available for Sale Securities

During the year ended December 31, 2005 due to a change of classification of the Company’s investment in marketable securities from securities available for sale to securities held for trading, the Company transferred $968,386 from accumulated other comprehensive income to marketable securities held for trading. As of December 31, 2004 the fair value of securities available for sale increased $443,530 and the increase is reflected in accumulated other comprehensive income.

Capital Lease

During the year ended December 31, 2004, the Company entered into a capital lease to acquire equipment costing $75,000.

Acquisition of Coyote Springs

Pursuant to the option to purchase Coyote Springs, during the years ended December 31, 2005 and 2004, the Company issued 86,538 and 199,998 shares of its common stock valued at $22,500 and $80,000, respectively. During the year ended December 31, 2004, the Company issued 99,999 options to purchase common stock valued at $39,453.

Revolving Line of Credit

During the year ended December 31, 2005, the Company entered into a revolving line of credit agreement with Ronald Hirsch and Stephen Seymour, which required the company to issue 2,260,000 shares of its common stock valued at $637,000 and 2,260,000 warrants valued at $562,478. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $.25 for a period of three years.

Bridge Loan

During the year ended December 31, 2005, the Company entered into a bridge loan facility with Nedbank Limited and Auramet Trading, LLC which required the Company to issue warrants with an estimated value of $171,200.

Beneficial Conversion Feature Associated with Debt

During the years ended December 31, 2005 and 2004, the Company entered into convertible promissory notes with Ronald Hirsch and Stephen Seymour, which, due to the value of the Company’s common stock exceeding the debt conversion price on the date of the loans, contained beneficial conversion features in the amount of $25,000 and $123,000, respectively. The Company has recorded the beneficial conversion features as a reduction of debt and increased additional paid-in capital the same amount during the years ended December 31, 2005 and 2004. The beneficial conversion features are amortized to interest expense over the life of the loans.

Convertible Note Issued in Connection with Rescission of Stock Option

During June 2004, Ronald Hirsch exercised 1,750,000 stock options at an exercise price of $35,000. Subsequently, during April 2005, Mr. Hirsch and the Company agreed to rescind this stock option exercise. In exchange for the $35,000 that was paid to exercise the stock options, the Company issued Mr.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hirsch a convertible promissory note for $35,000 and cancelled the related 1,750,000 shares of common stock.

Settlement of Accounts Payable

During the year ended December 31, 2005 and 2004, the Company issued 12,000 and 247,091 shares of common stock to settle outstanding payables of $12,866 and $260,880, respectively.

15.           SUBSEQUENT EVENTS

Investment in Allied Gold

Between January 1 and January 27, 2006, the Company sold 1,427,000 shares of its investment in Allied Gold resulting in net proceeds of approximately $495,000.

Project Financing

In January 2006, the Company was advised by Nedbank that its Credit Committee approved in principle a $14 million debt financing facility for the development of the Johnson Camp Mine, subject to:

  the Company raising a minimum of $18 million, by way of equity financing;

  Nedbank’s right to review the Company’s hedging program, and to call for additional hedging should Nedbank deem this to be necessary;

  completion of confirmatory legal due diligence;

  the negotiation and settlement of acceptable transaction documentation; and

  the absence of a material adverse change in the Company’s affairs.

Office Lease

In January 2006, the Company entered into a lease agreement for office space in Tucson, Arizona. The amount of the lease is $4,000 per month, has a term of the 5 years and includes a right to terminate the lease at the end of the third year.

Stock Option Exercises

In January 2006, officers and directors of the Company exercised stock options to purchase 2,675,000 shares of common stock for which the Company received a total of $53,500.

Settlement of Great West Life Litigation

In March 2006, the Company entered into a settlement and mutual release of claims agreement with GWL. The terms of the settlement agreement stipulate that the Company is to adhere to a defined payment schedule in which the Company is required to make payments to GWL totaling $100,000. The payments begin on the date the settlement agreement is executed and the final payment is to be made in December 2006. The terms of the settlement are contingent upon the settlement agreement being approved by the court, which is currently in progress. The amount has been accrued in accounts payable in the financial statements as of December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 28, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nicholas Tintor
Nicholas Tintor
(Principal Executive Officer)
President, Chief Executive Officer and Director
Date: March 28, 2006

By:	/s/ John T. Perry
John T. Perry
(Principal Financial Officer and Principal Accounting Officer)
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Date: March 28, 2006

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 28, 2006

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: March 28, 2006

By:	/s/ Wade D. Nesmith
Wade D. Nesmith
Director
Date: March 28, 2006

By:	/s/ John F. Cook
John F. Cook
Director
Date: March 28, 2006

By:	/s/ Douglas P. Hamilton
Douglas P. Hamilton
Director
Date: March 28, 2006