Form 10QSB
period 2006-03-31
NORD RESOURCES CORP
filed 2006-05-15
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006

[           ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____to _____

Commission File Number: 0-26407

NORD RESOURCES CORPORATION
(Name of small business issuer in its charter)

DELAWARE	85-0212130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification
No.)

One West Wetmore Road, Suite 203
Tucson, Arizona	85705
(Address of principal executive offices)	(Zip Code)

(520) 292-0266
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,843,043 shares of common stock as of May 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
March 31, 2006

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2005, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation (the “Company”) are included in this Quarterly Report on Form 10-QSB:

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$621,746
Restricted cash	-
Marketable securities held for trading	358,842
Notes receivable, related entity	25,000
Financial instruments	3,185
Debt issuance costs, net of accumulated amortization	92,931
Prepaid expenses and other	139,010

Total Current Assets	1,240,714

Property and Equipment, at cost:
Property and equipment	3,892,503
Less accumulated depreciation and amortization	(1,274,333)

Net Property and Equipment	2,618,170

Other Assets:
Deferred offering costs	267,239

Total Other Assets	267,239

Total Assets	$4,126,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(Unaudited)
(Continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,059,503
Accrued expenses	1,359,054
Current maturities of long-term debt	4,613,354
Current maturity of capital lease obligation	18,750

Total Current Liabilities	7,050,661

Long-Term Liabilities:
Capital lease obligation, less current maturity	26,563
Accrued reclamation costs	169,472

Total Long-Term Liabilities	196,035

Total Liabilities	7,246,696

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized,
33,573,043 shares issued and outstanding	335,731
Additional paid-in capital	84,778,265
Accumulated deficit	(88,234,569)

Total Stockholders’ Deficit	(3,120,573)

Total Liabilities and Stockholders’ Deficit	$4,126,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005

Net sales	$-	$-

Operating expenses	1,497,077	554,611
Depreciation, depletion and amortization	20,837	20,837

Loss from operations	(1,517,914)	(575,448)

Other income (expense):
Interest expense	(667,447)	(171,256)
Gain on investments, net	73,759	-
Miscellaneous income	55,816	33,435

Total other income (expense)	(537,872)	(137,821)

Loss before income taxes	(2,055,786)	(713,269)

Provision for income taxes	-	-

Net loss	$(2,055,786)	$(713,269)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	32,839,805	26,729,857

Net loss per share of common stock	$(0.06)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2005	30,425,975	$304,260	$84,131,966	$(86,178,783)	$(1,742,557)
Comprehensive loss:
Net loss	-	-	-	(2,055,786)	(2,055,786)
Comprehensive loss					(2,055,786)

Common stock and stock options
issued for Coyote Springs	83,844	838	65,159	-	65,997
Common stock issued to settle
outstanding claims	46,753	468	36,456	-	36,924
Exercise of stock options	2,700,000	27,000	27,000	-	54,000
Compensation expense from issuance
of stock options	-	-	256,202	-	256,202
Common stock issued in private
placement	80,000	800	27,200	-	28,000
Warrants issued in connection with
bridge loan	-	-	87,032	-	87,032
Common stock issued for services	236,471	2,365	147,250	-	149,615

Balance at March 31, 2006	33,573,043	$335,731	$84,778,265	$(88,234,569)	$(3,120,573)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net loss	$(2,055,786)	$(713,269)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation, depletion and amortization	20,837	20,837
Accretion expense on reclamation costs	3,992	3,698
Amortization of debt issuance costs	278,795	60,343
Accretion of discount on debt	279,055	-
Stock option mark to market adjustment	26,250	-
Copper put options mark to market adjustment	139,553	-
Issuance of common stock for services rendered	149,615	15,428
Issuance of stock options for services rendered	229,952	-
Realized gain on sale of securities held for trading	(213,312)	-
Beneficial conversion feature recorded as interest expense	1,722	30,750
Changes in assets and liabilities:
Prepaid expenses and other	(124,797)	(69,786)
Accounts payable	128,779	64,558
Accrued expenses	243,810	111,483

Net Cash (Used) By Operating Activities	(891,535)	(475,958)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	1,322,150	-
Decrease in restricted cash	126,063	-
Purchase of copper put optionss	(56,252)	-
Capital expenditures	(31,949)	-

Net Cash Provided By Investing Activities	1,360,012	-

Cash Flows From Financing Activities:
Deferred offering costs	(65,241)	-
Principal payments on notes payable	-	(8,057)
Principal payments on capital leases	(4,687)	(6,250)
Proceeds from issuance of common stock	82,000	-

Net Cash Provided (Used) By Financing Activities	12,072	(14,307)

Net Increase (Decrease) in Cash and Cash Equivalents	480,549	(490,265)

Cash and Cash Equivalents at Beginning of Period	141,197	665,828

Cash and Cash Equivalents at End of Period	$621,746	$175,563

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$100,664	$70,877
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activties:
Common stock issued for purchase of property	$29,010	$22,500
Stock options issued for purchase of property	36,987	-
Decrease in fair value of available for sale securtities	-	(90,728)
Warrants issued in connection with bridge loan	87,032	-
Common stock issued for settlement of accounts payable	36,924	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations that may be expected for the year ending December, 31, 2006. The Company recommends that this financial information be read in conjunction with the complete financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission.

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

Management’s plans include the following:

1.	Re-opening of the Johnson Camp Mine subject to raising the necessary capital and ultimately achieving profitable operations.

2.

Taking over and expanding the existing decorative and structural stone operation on the Johnson Camp property. The Company’s current lease arrangements with JC Rock, LLC expires June 30, 2006, and the Company plans to renew the contract on a short term basis until it is ready to take over the operation.

3.

Undertaking preliminary exploration for mineral deposits at the Coyote Springs and Mimbres properties with the view to determining whether the Company should exercise the Company’s options on these properties.

The Company’s plans to reopen the Johnson Camp Mine, take over the decorative and structural stone operation, and to undertake preliminary exploration of the Coyote Springs and Mimbres properties are contingent on the Company raising sufficient financing. Such financing, if available, is expected to come

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

from a combination of equity and debt financing, and the potential exercise of outstanding common stock purchase warrants and options.

If management cannot achieve its operating plan because of the unavailability of financing on acceptable terms, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

3.	STOCK-BASED COMPENSATION

On January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R). Prior to January 1, 2006, the Company had accounted for stock based payments under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock Based Compensation.” In accordance with APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant.

There were no stock option grants to employees of the Company during the three months ended March 31, 2005. Therefore, if the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123(R) the Company’s net loss and loss per share would remain unchanged.

All stock options granted prior to January 1, 2006 were completely vested as of that date and had therefore been expensed in accordance with APB No. 25, or the original provisions of SFAS No. 123, as appropriate. During the three months ended March 31, 2006 the Company granted 675,000 stock options to employees for which $229,952 in compensations expense was recognized.

Consistent with the valuation method utilized by the Company under SFAS No. 123R, the Company is using the Black – Scholes option pricing model to estimate the fair value of stock options granted. Forfeitures are estimated at the date of grant based upon historical rates and reduce compensation expense recognized. The expected term of the options granted is also based upon historical data. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based upon the historical volatility of the Company’s common stock.

The Company has granted incentive and non-qualified stock options to its employees and directors under the terms of its 1991 stock option plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors.

A summary of the Company’s stock option activity for the three months ended March 31, 2006 is set forth below:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at January 1, 2006	4,739,999	$0.25
Granted	774,999	0.50
Exercised	(2,700,000)	0.02
Cancelled	(675,000)	0.02

Options outstanding at March 31, 2006	2,139,998	$0.69

The stock options outstanding at March 31, 2006 are all non-qualified, non-plan stock options.

During June 2004, Ronald Hirsch, Chairman of the board of directors and former Chief Executive Officer, exercised 1,750,000 stock options at an exercise price of $35,000. Subsequently, during June 2005, Mr. Hirsch and the Company agreed to rescind this stock option exercise. In exchange for the $35,000 that was paid to exercise the stock options, the Company issued Mr. Hirsch a convertible promissory note for $35,000 and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10.0% per annum and is convertible on the maturity date of January 1, 2006 into common stock at a conversion rate of $.175 per share. This promissory note contains a beneficial conversion feature of $25,000 that will be amortized over the life of the loan as interest expense.

In connection with this rescission, on April 4, 2005, the Company granted a new stock option for the purchase of 1,750,000 common shares at an exercise price of $.02 per share. As a result of this transaction, the Company recognized approximately $490,000 of compensation expense on the grant date of the option. The stock option has a five year term and will be accounted for under the variable method of accounting until the earlier of the exercise or expiration of the option. During 2005 the Company recognized compensation expense of $455,000 related to these stock options. In January 2006, Mr. Hirsch exercised the 1,750,000 stock options for which the Company received $35,000 in gross proceeds. In connection with the exercise the Company recognized an additional $26,250 in compensation expense.

Other Stock Based Compensation Information

The following table summarizes information about the Company’s non-qualified, non-plan stock options at March 31, 2006:

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life in Years	Price	Exercisable	Price

$0.02	15,000	2.6	$0.02	15,000	$0.02
0.20 - 0.60	1,874,998	4.2	0.43	1,874,998	0.43
1.75 – 2.00	100,000	2.5	1.88	100,000	1.88
3.25	150,000	1.2	3.25	150,000	3.25

$0.02 – 3.25	2,139,998	3.9	$0.69	2,139,998	$0.69

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The weighted average fair value of options granted during the three months ended March 31, 2006 was $.34.

Compensation Expense

The Company issued 236,471 shares of common stock to employees of the Company valued at $149,615 during the three months ended March 31, 2006. The weighted average grant date fair value of common stock issued to employees during the three months ended March 31, 2006 was $.63.

4.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 8,232,725 and 3,357,249 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be antidilutive.

5.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials as current period costs. It also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 applies to inventory costs incurred in the first fiscal year beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 151 on January 1, 2006, which had no impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB No. 29”. SFAS No. 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principle of fair value applies. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 153 on January 1, 2006, which had no impact on the Company's consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2004, the FASB issued SFAS No.123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after December 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006, and expects the new standard to have a material impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period - specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long - lived non - financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company adopted the provisions of SFAS No.154 on January 1, 2006, which had no impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2006.

The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

Our near term objective is to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. We obtained a feasibility study (the “2000 Feasibility Study”) containing a mine plan for the Johnson Camp Mine that was completed by The Winters Company in March 2000. We obtained an update to the feasibility study (the “2005 Feasibility Study Update”) as of October 2005 from Winters, Dorsey & Company LLC. Winters, Dorsey is not a successor company to The Winters Company, but certain authors of the 2000 Feasibility Study were also involved in the preparation of the 2005 Feasibility Study Update.

The 2005 Feasibility Study Update includes an economic assessment of the Johnson Camp Mine based on the mine plan included in the 2000 Feasibility Study, capital and operating cost estimates provided by Nord and reviewed by Winters, Dorsey which were current as of the time of the 2005 Feasibility Study Update, and 36 month average copper prices. Winters, Dorsey concluded that based upon the data contained in the 2000 Feasibility Study and other data provided by Nord, resumption of operations at the Johnson Camp Mine in accordance with the mine plan would possibly generate positive discounted cash flows over an eleven year mine life at 8%, 10% and 15% discount rates.

We believe the resumption of mining activities at the Johnson Camp mine is warranted based on the recent increase in the market price of copper. The market for copper is cyclical and over the last fifteen years the price of copper has fluctuated between $0.60 and $2.90 per pound. In its most recent cycle the price fell to a low of $0.62 per pound in 1999, due primarily to increased supply with the commissioning of several new mines while demand decreased, largely due to a reduction of consumption in Asia. However, since that time, the price has risen to $2.90 per pound as of April 2006 (as reported by the London Metal Exchange). This increase is due to an increase in worldwide demand for copper. We believe that the strengthening market for copper has created an opportunity for us to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve. However, we caution investors that the market price for copper has historically been cyclical and there is a significant risk that copper prices will not remain at current high levels.

In light of the above, Nord intends to proceed with the mine plan based on the 2005 Feasibility Study Update. However, since reactivation of the Johnson Camp Mine is subject to obtaining sufficient financing, the board of directors has not yet made a production decision. In addition, Nord and Winters, Dorsey have recently determined that the 2005 Feasibility Study Update may have to be supplemented.

In order for us to resume full mining operations, we will have to complete the mine development schedule outlined in the 2005 Feasibility Study Update. This mine development schedule will require that we reline an existing solution pond, construct three new lined solution ponds, prepare a new, stand-alone lined leach pad facility for approximately 60 percent of the new ore that will be leached, and install a two-stage crushing circuit. The SX-EW plant will have to be rehabilitated to meet production goals and the electrowinning section expanded. Our mine operating plan calls for an active leach program of newly mined ore and the residual leaching of the existing old dumps. We plan to use a mining contractor to mine both the Burro and Copper Chief deposits, and our own employees for all other activities.

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

We presently do not have sufficient cash or working capital necessary to implement the mine development schedule and commence mining operations. Our ability to commence mining operations will be subject to our obtaining sufficient financing to enable us to fund the necessary initial capital costs and start-up operation expenses and working capital. In addition, final permits must be in place before mining operations are commenced. Once financing is in place, we anticipate it will take approximately three months to complete sufficient rehabilitation of the Johnson Camp Mine to allow the production of copper from the existing heaps, and approximately nine months to begin producing copper from new ore placed on the heaps.

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

Landscape and Aggregate Rock Operation

In addition to reactivating the Johnson Camp Mine, we are also planning on expanding the existing decorative and structural stone operation on the Johnson Camp property. We set up our subsidiary, Cochise Aggregates and Materials, Inc. to produce and market landscape and aggregate rocks derived from overburden piles on the Johnson Camp property. However, we are currently leasing this landscape and aggregate rock operation to JC Rock, LLC. Our current contract expires June 30, 2006, and we plan to renew the contract on a short term basis until we are ready to take over the operation. JC Rock has the right to remove the landscape and aggregate rock from the Johnson Camp property and pays us $1.00 to $1.50 per ton, depending upon the type of rock product removed. Through Cochise Aggregates and Materials Inc., we plan on taking over this landscape and aggregate rock operation from JC Rock within the first year of bringing the Johnson Camp Mine into operation.

We recently received a report, Decorative and Structural Stone Demand Study, Tucson Metropolitan Area and Pima, Pinal, and Cochise Counties, Arizona, January 6, 2006 completed by Stagg Resource Consultants, Inc (the “Aggregate Study”). The Aggregate Study evaluated the potential for increasing the quantity of value added waste rock processing on the Johnson Camp property. Operating costs for the landscape and aggregate rock operation are in the range of $4.50 to $5.00 per ton, and are considered by Stagg Resource Consultants to be achievable with wholesale prices likely to be in the range of $11.50 to $14.00 a ton.

We are planning on building a new screening plant or buying the existing screening plant from JC Rock. We intend on leasing the required equipment such as front end loaders and a truck scale from a third party. The initial capital required to take over the landscape and aggregate rock operation will be approximately $500,000. In addition, we must obtain an air quality permit from the Arizona Department of Environmental Quality (“ADEQ”) for the screening plant, whether we build a new screening plant or buy the existing one.

The landscape and aggregate rock operation is based on recovering and screening or crushing rock from existing and future mine waste dumps. The rock being sold for landscape rock on the Johnson Camp property is bolsa quartzite, and is known in the market as Coronado Brown. We caused Cochise Aggregates and Materials, Inc. to certify “Coronado Brown Landscape Rock” as a trade name in the State of Arizona on July 15, 2005. In the Aggregate Study, Stagg Resource Consultants concluded that the Coronado Brown is one of the most desired materials for use in Arizona’s Pima, Pinal and Cochise Counties (which includes the Tucson metropolitan area), as decorative and construction stone in landscaping. They estimated the current market for the product in these areas at approximately 20 thousand tons a month, and concluded that the market is expected to increase. Stagg Resource Consultants also concluded that a significant opportunity exists for the sale of additional material for further processing into a variety of sizes of construction aggregates.

Our Plan of Operations

Our plan of operations is to pursue the financing that will be necessary to enable us to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. If we are successful in raising this financing, we plan to complete the mine development plan outlined in the October 2005 feasibility study prepared by Winters, Dorsey & Company.

In order to resume full mining operations, we will have to complete the mine development plan outlined in the 2005 Feasibility Study Update. The initial capital costs to be incurred within the first two years of start-up are expected to exceed $22 million (including working capital), and relate primarily to the rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment. The capital costs to be incurred in the following two years are expected to be approximately an additional $9 million (including working capital) and will be attributable to the construction of new leach pads, new ponds and pipe, and the infrastructure for conveyor relocation. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Our mine operating plan calls for an active leach program of newly mined ore and the residual leaching of the existing old dumps. We plan to use a mining contractor for all mining operations and our own employees to manage all other activities.

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

We presently do not have any arrangements in place to obtain the necessary financing to commence mining operations. We plan to raise the necessary financing through a combination of debt and equity financing. We believe that we may be forced to effect a reverse split (consolidation) of our issued and outstanding shares of common stock in connection with any equity financing. There is a substantial risk that we will not be able to obtain the necessary financing on commercially reasonable terms, or at all. In addition to the risk that we do not obtain financing, our business and our ability to realize our business objectives and implement our operating plan is subject to a number of additional risks and uncertainties, including those discussed below under the heading “Risk Factors”. If we fail to obtain the necessary financing, our plan is to continue to maintain the Johnson Camp Mine on care and maintenance status indefinitely.

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

For a detailed description of our business objectives, our history and background and our property, please see our annual report on Form 10-KSB for the year ended December 31, 2005 under the headings “Description of Business” and “Description of Property”.

Results Of Operations – Three Months Ended March 31, 2006 and 2005

The following table sets forth our operating results for the three months ended March 31, 2006, as compared with our operating results for the three months ended March 31, 2005.

	THREE MONTHS ENDED
			Change
	March 31,	March 31,	(Increase/
	2006	2005	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-

Operating expenses	1,497,077	554,611	942,466
Depreciation, depletion and amortization	20,837	20,837	-

Loss from operations	(1,517,914)	(575,448)	(942,466)

Other income (expense):
Interest expense	(667,447)	(171,256)	(496,191)
Gain on investments, net	73,759	-	73,759
Miscellaneous income	55,816	33,435	22,381

Total other income (expense)	(537,872)	(137,821)	(400,051)

Loss before income taxes	(2,055,786)	(713,269)	(1,342,517)

Provision for income taxes	-	-	-

Net Loss	$(2,055,786)	$(713,269)	$(1,342,517)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares
Outstanding	32,839,805	28,336,135

Net loss per share of common stock	$(0.06)	$(0.03)

Our principal focus during the three months ended March 31, 2005 was the preservation of our principal asset, the Johnson Camp property, which we acquired in June 1999. During the first quarter of 2006, we have continued to maintain the Johnson Camp Mine, and have focused on the following activities with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp mine into production:

(i)

preparation of the filings required to be made by us with the Securities and Exchange Commission (the “SEC”) in order to bring ourselves back into compliance with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”); and

(ii)	seeking financing necessary to enable us to bring the Johnson Camp Mine into production.

Net Sales

We did not have any sales during the three months ended March 31, 2006 and 2005 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses increased from $554,611 for the three months ended March 31, 2005 to $1,497,077 for the three months ended March 31, 2006. This increase was due primarily to a $497,527 increase in professional fees related to the preparation of our recent SEC filings under the Exchange Act, and other activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production. We also experienced a $384,949 increase in employment costs due primarily to the cancellation of stock options with an exercise price of $0.02 per common share, and the subsequent grant of the same number of replacement stock options at an exercise price of $0.50 per common share to one of our officers and employee stock compensation in conjunction with the hiring of our new Chief Executive Officer.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense of $20,837 remained the same for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Interest Expense

Interest expense is attributable to interest , amortization of debt issuance cost and accretion of warrants issued in conjunction with the loans that we have obtained to fund our operating expenses.

Interest expense increased $496,191 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was due primarily to the $278,795 and $279,055 amortization of debt issuance costs and accretion of expenses related to the issuance of warrants in conjunction with the bridge loan from Nedbank Limited and the revolving line of credit from related parties, respectively.

Gain on Investment and Miscellaneous Income/Expense

During the three months ended March 31, 2006 we recognized a gain of $213,312 on our investment in Allied Gold which was partially offset by a $139,553 decline in the value of the copper put options we purchased in conjunction with the bridge loan from Nedbank Limited.

Miscellaneous income is primarily attributable to royalty income that we earn from our landscape aggregate business. Royalty income represents amounts that we are paid by a third party contractor who has the contractual right to remove waste rock from the Johnson Camp property for use in the landscape aggregate business. We experienced an increase of $15,586 during the first quarter of 2006 as compared to the first quarter of 2005 due to the increased volume of waste rock removed from the Johnson Camp property.

Miscellaneous income increased by more than sixty-six percent for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The difference was primarily due to an increase in rock royalties from the removal of waste rock at the Johnson Camp property.

Net Loss

Our net loss increased significantly for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 as a result of:

  costs associated with activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production, as discussed above; and

  a significant increase in interest expense during 2006 over 2005 as discussed above.

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

Our care and maintenance activities at the Johnson Camp Mine and working capital needs during the three months ended March 31, 2006 were funded from a portion of the $1,322,150 in gross proceeds we received from the sale of a portion of our investment in Allied Gold. During the first quarter of 2006 we sold 3,981,000 common shares of Allied Gold over the facilities of the Australian Stock Exchange for net proceeds of $1,288,236.

During May 2006 we extended the maturity on the $3,900,000 bridge loan from Nedbank Limited to the earlier of August 15, 2006 or the closing of an equity offering in which the Company raises not less than $20,000,000. In connection with this extension we agreed to increase the interest rate on the loan from 9% to 10% per annum, pay the lender a closing fee of $39,000, and issue 75,000 common stock purchase warrants to Nedbank and 25,000 common stock purchase warrants to Auramet Trading, LLC. The warrants are exercisable on or before May 15, 2008 at an exercise price equal to the average closing price of the Company’s common stock as listed on the Pink Sheets LLC during the twenty days immediately preceding May 15, 2006.

Additionally, we extended the maturity on the $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour to the earlier of August 15, 2006 or the closing of an equity offering in which the Company raises not less than $20,000,000.

Cash and Working Capital

The following table sets forth our cash and working capital deficiency as of March 31, 2006 (unaudited):

Cash reserves	$621,746
Working capital deficiency	$(5,809,947)[1]

(1) Includes $4,632,104 in current portion of long-term debt.

If we leave the Johnson Camp Mine on care and maintenance status, and we do not incur any extraordinary liabilities, we will incur monthly expenses of approximately $170,000. We anticipate our current cash to be adequate to cover such care and maintenance activities through September 2006, after taking into account approximately $264,122 in proceeds we received from the sale of 698,084 shares of Allied Gold that we sold during April 2006, and approximately $147,782 in gross proceeds that we anticipate we could realize from the sale of the 318,477 shares of Allied Gold that we held as of April 30, 2006, based on the closing price on May 1, 2006 for one share of Allied Gold stock of AUD$0.61 per share (approximately $0.46 per share, based on the noon buying rate in New York of $0.7607:AUD$ 1.00 on May 1, 2006, as certified by the Federal Reserve Bank of New York for customs purposes). Our shares of Allied Gold are not subject to any resale restrictions, and we may sell them from time to time in an orderly manner through the facilities of the Australian Stock Exchange, at prevailing market prices. There is no assurance that their current market price can be maintained in the long term.

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

In addition, our anticipated monthly expenses do not include provision for payment of the following accrued and unpaid liabilities:

1.

We had accrued expenses of $1,359,054 as of March 31, 2006. These accrued expenses consist primarily of consulting fees and accrued salaries for Ronald Hirsch, our Chairman and formerly our Chief Executive Officer, and Erland Anderson, our Executive Vice President and Chief Operating Officer, as well as payroll expenses.

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

Cash Flows From Operating Activities

Our cash flows from operating activities during the three months ended March 31, 2006 and 2005 were $(891,535) and $(475,958), respectively. This was primarily due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Cash Flows From Investing Activities

Our cash flows from investing activities during the three months ended March 31, 2006 was $1,360,012, due primarily to $1,322,150 in gross proceeds we received from the sale of a portion of our investment in Allied Gold.

Cash Flows From Financing Activities

Our cash flows from financing activities during the three months ended March 31, 2006 was 2005 were $12,072 and $(14,307), respectively.

During the first quarter of 2006 2,700,000 stock options were exercised at an exercise price of $54,000. We also received $28,000 in proceeds during the quarter from the sale of 80,000 units pursuant to the private placement of equity securities that we commenced in September 2005. Additionally, we incurred $65,241 in deferred offering costs during the quarter, related to our efforts to finance the restart of the Johnson Camp mine.

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

We believe that our critical accounting policies and estimates include the accounting for marketable securities and long-lived assets, reclamation costs, accounting for legal contingencies, income taxes and stock based compensation.

Marketable Securities

Marketable securities consist of common stock and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available for sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115. Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which our company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Long-Lived Assets

Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the three months ended March 31, 2006 and 2005.

Reclamation Costs

We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. Reclamation costs are thus allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to our adoption of SFAS No. 143, we estimated future reclamation costs based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the units of production method based on proven and probable reserves.

We estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At January 1, 2003, we estimated the fair value of our total asset retirement obligation in respect of the Johnson Camp Mine to be $124,534. We recorded the fair value of this obligation and the related asset as of January 1, 2003. The net difference between our company’s previously recorded reclamation and closure cost liability and the amounts recorded under SFAS No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which was recognized as a cumulative effect of a change in accounting principle. At March 31, 2006, the recorded value of accrued reclamation costs was $169,472.

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

Stock Based Compensation

On January 1, 2006 we adopted the fair value recognition provisions of SFAS No. 123(R). Prior to January 1, 2006 we had accounted for stock based payments under the measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock Based Compensation”. In accordance with APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant.

All stock based payments granted prior to January 1, 2006 were completely vested as of that date and had therefore been expensed in accordance with APB No. 25, or the original provisions of SFAS No. 123, as appropriate. During the three months ended March 31, 2006, we granted 675,000 stock options to employees for which $229,952 in compensation expense was recognized.

Litigation

Our company is currently subject to various claims and legal proceedings arising in the ordinary course of business. If any adverse decisions or settlements occur, they may have a material adverse effect on our financial position, or results of operations. Litigation, is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

Recently Issued Accounting Guidance

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials as current period costs. It also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 applies to inventory costs incurred in the first financial year beginning after June 15, 2005. We adopted the provisions of SFAS No. 151 on January 1, 2006, which had no impact on our company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board No. 29”. SFAS No. 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principle of fair value applies. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted the provisions of SFAS No. 153 on January 1, 2006, which had no impact on our company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after December 15, 2005. We adopted SFAS No. 123R on January 1, 2006 and expect the new standard to have a material impact on our company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period - specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long - lived non - financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We adopted the provisions of SFAS No.154 on January 1, 2006, which had no impact on our company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer, Nick Tintor, and Chief Financial Officer, John Perry, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of March 31, 2006, due to certain material weaknesses in internal control over financial reporting.

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

As defined in standards established by the Public Company Accounting Oversight Board (United States), a material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness was identified by us and our independent auditor with respect to our company’s internal control over financial reporting: due to the minimal number of personnel, there was improper segregation of financial transaction duties and authorization controls – for example, the person responsible for reconciling cash accounts also had check signing authority, and the person responsible for initiating wire transfers and bank transfers also had authority to approve such transfers.

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

PART II – OTHER INFORMATION

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related to Our Company

We have a history of losses, and expect to incur losses in the future as we currently have no commercial production at the Johnson Camp Mine.

We have a history of losses and expect to incur losses in the future. We had no revenues and losses of $3,084,166 for the year ended December 31, 2005, and additional losses of $2,055,786 during the quarter ended March 31, 2006. As of March 31, 2006, we had a working capital deficiency of $5,809,947 (including $4,632,104 representing the current portion of our long-term debt). The Johnson Camp Mine produced copper during the 1975 to 2003 period, but we currently have no commercial production at the Johnson Camp Mine. Accordingly, we expect to continue to incur losses until such time as the Johnson Camp Mine enters into commercial production and generates sufficient revenues to fund our continuing operations. We cannot guarantee that we will successfully bring the Johnson Camp Mine or any of our other properties into commercial production or, if we do, that we will be able to generate sufficient revenues to fund our operations or achieve or sustain profitability.

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

Unforeseen conditions may affect our mining and processing efficiency, and we may not be able to execute the leaching operation as planned if we do not maintain proper control of ore grade.

The parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations. Various unforeseen conditions can occur that may materially affect the estimates. In particular, unless proper care is taken to ensure that proper ore grade control is employed and that other necessary steps are taken, we may not be able to achieve production forecasts as planned.

We may never achieve our production estimates, as they are dependent on a number of assumptions and factors beyond our control.

We have prepared estimates of future copper production. We cannot assure you that we will ever achieve our production estimates or any production at all. Our production estimates depend on, among other things: the accuracy of our reserve estimates; the accuracy of assumptions regarding ore grades and recovery rates; ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of mining and processing; and our ability to obtain all permits to proceed with the expansion of our SX-EW plant on the Johnson Camp property. Our actual production may vary from our estimates if any of these assumptions prove to be incorrect.

Our operating expenses and capital expenditures will be significant and will likely increase in the future. Our ability to execute our mine plan for the Johnson Camp Mine may be hampered if we are unable to cope with such increases in our operating expenses and capital expenditures.

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

Our planned SX-EW operations will require significant amounts of sulfuric acid. A prolonged interruption in the supply of sulfuric acid or a major increase in the price of sulfuric acid may have an adverse effect on our financial condition.

The Johnson Camp Mine will require an average of 36,500 tons of sulfuric acid per year. Sulfuric acid supply for SX-EW projects in the Southwest U.S. is produced primarily as a smelter by-product at smelters in the Southwest U.S. and in Mexico. We hope to negotiate a long term supply contract with the owner of one or more of these smelters for sulfuric acid, however there can be no assurances that we will be successful. Any prolonged interruption in the supply of sulfuric acid, or any significant increase in the costs over those estimated in the updated feasibility study and technical report, may have an adverse impact on our financial condition.

A major increase in our input costs, such as those related to electricity, fuel and reagents, may have an adverse effect on our financial condition.

Our operations are affected by the cost of commodities and goods such as electrical power, fuel and supplies, including tires and reagents. Management prepares its cost and production guidance and other forecasts based on its review of current and estimated future costs. A major increase in any of these costs may have an adverse impact on our financial condition.

Our estimates of reserves are inherently subject to error, particularly since (i) the estimates are based in large part on sampling data produced by third parties, and (ii) we have no recent operating history on which to base such estimates. In addition, our expected copper recovery rates at the Johnson Camp Mine significantly exceed historical experience at the property. Our actual results will differ due to unforeseen events and uncontrollable factors that can have significant adverse impacts.

The Johnson Camp Mine has no recent operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed by third parties, the methodologies and results of which we have assumed are reasonable and accurate, which results form the basis for, and constitute a fundamental variable in, the 2005 Feasibility Study Update completed by Winters, Dorsey & Company LLC. Winters, Dorsey derived estimates of cash operating costs based upon information provided by Nord and anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. We caution that our expectations with respect to copper recovery rates exceed historical experience, as we plan to crush the ore to a smaller size with the view to increasing leaching efficiency. The previous operators placed uncrushed or improperly crushed ore on the leach pads, which resulted in differing recovery projections and rates. There is no assurance that we will be able to meet these expectations and projections at an operational level. In addition, our estimates of ore reserves reflect consumption projections for sulfuric acid and other consumable items that were developed using a limited number of samples taken by the former operators of the mine on the Johnson Camp property, which may not be representative of the characteristics of the copper deposits. As a result, actual cash operating costs and economic returns based upon development of proven and probable ore reserves may differ significantly from those originally estimated. Moreover, significant decreases in actual or expected copper prices may mean reserves, once found, will be uneconomical to produce and may have to be restated. Until reserves are actually mined and processed, the quantity of reserves must be considered as estimates only.

A material reduction in the estimates of our reserves, or in our ability to extract any such reserves, could require material write downs in investment in the Johnson Camp Mine, and increase amortization, reclamation and closure costs.

We have evaluated the commercial viability of the Johnson Camp Mine based on an estimate of ore reserves that is premised on the geologic resource model and estimate prepared by The Winters Company (TWC) in 2000. TWC, in turn, had relied largely on drilling, sampling and assay data that had been developed by Cyprus and Arimetco. However, Cyprus and Arimetco used different approaches, with the result that their respective results may not be comparable and thereby increase the risk of an over-estimation of ore reserves.

We have evaluated the commercial viability of the Johnson Camp Mine based on an estimate of ore reserves contained in the 2005 Feasibility Study Update. The geologic resource model and estimate prepared by TWC for the 2000 Feasibility Study was used as the geologic resource base. TWC, in turn, had relied largely on drilling, sampling and assay data that had been developed by the previous operators of Johnson Camp Mine, Cyprus and Arimetco. Winters, Dorsey reviewed the methods used by TWC for mineral resource and reserve estimation in the 2000 Feasibility Study, and in Winters, Dorsey’s opinion those methods were appropriate and correct. In January and February of 2006, a limited random sampling program of available drill core sample intervals was undertaken to compare the assays of the Winters, Dorsey samples with prior assays of the same intervals done during previous exploration drilling work. However, the validity of the estimates assumes the accuracy of the underlying electronic drill hole database. We and Winters, Dorsey are conducting additional due diligence - such as reviews of historical project geological drill logs and assay certificates that have recently been located, but no additional drilling - with the view to verifying the accuracy of the drill hole database, although complete accuracy cannot be assured. Cyprus and Arimetco used different approaches to drilling, sampling and assay analysis which may not be comparable. In particular, Arimetco used a more aggressive technique to assay for recoverable copper than did Cyprus in an attempt to estimate the total amount of copper that would be recovered under heap leach operating conditions. The use of two incomparable approaches by Cyprus and Arimetco could have led to inconsistencies in or the skewing of the data underlying our estimates, thereby increasing the risk of an overestimation of ore reserves at Johnson Camp Mine, as well as increasing the risk of a material inaccuracy in the 2005 Feasibility Study Update.

Winters, Dorsey has completed only limited sampling work at the Johnson Camp Mine, and it is therefore not possible at this time to verify the entire drill hole database used for the current resource model and ore reserve estimates. Consequently, Winters, Dorsey has largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data which constitute a fundamental variable input in the 2005 Feasibility Study Update.

Winters, Dorsey completed only limited sampling work at the Johnson Camp Mine in January and February 2006. As a result, Winters, Dorsey concluded that it is not possible at this time to verify the entire original drill hole database used for the current mineral resource model and ore reserve estimates because of the following reasons: (i) missing core and cuttings for the Arimetco drilled holes; (ii) missing original core and cuttings logs for the Arimetco drilled holes; (iii) missing core and cuttings for the Cyprus Mines Corporation drilled holes; (iv) cuttings from holes drilled ten to twenty years or more ago would not yield reliable samples due to oxidation while in storage, and (v) there are no acid soluble copper assays against which to compare the acid soluble assays of the Winters, Dorsey’s samples. Although the limited sampling done by Winters, Dorsey shows good correlation on average to the existing database, the database cannot be completely verified at this time. Consequently, we and Winters, Dorsey have largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data. Accordingly, there is a risk that results would vary if additional sampling work were undertaken. This, in turn, could adversely impact on the current mineral resource model and ore reserve estimates, as well as increasing the risk of a material inaccuracy in the 2005 Feasibility Study Update completed by Winters, Dorsey.

Our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays rather than on soluable copper assays, and our expectations with respect to copper recovery are based on results of metallurgical testing that may not be duplicated in larger scale tests under onsite conditions or during production. As a result, there is a risk that we may have over-estimated the amount of recoverable copper.

Neither the Cyprus nor Arimetco databases included a complete set of acid soluable assay data for the Copper Chief and Burro deposits that were calculated using the same assaying methodology. Accordingly, our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays rather than soluable copper assays. A reserve estimate based on total copper is an indirect measurement of the amount of copper that is metallurgically available for recovery. There can be no assurance that metallurgical recoveries in small scale laboratory tests will be duplicated in larger scale tests under onsite conditions or during production. Accordingly, there is a risk that we may have over-estimated the amount of recoverable copper.

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

We are currently indebted to Nedbank Limited in the amount of $3,900,000. We have issued a secured promissory note to Nedbank Limited that has been amended so that it will now mature on the earlier of August 15, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. We currently do not have the means to repay the note. In connection with bridge loan financing from Nedbank Limited in the total principal amount of $3,900,000, we have delivered a deed of trust, assignment of rents, security agreement and fixture filing that grants to Nedbank Limited a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including patented mining claims, fee lands and unpatented mining claims. Nedbank Limited would be entitled to realize upon the security interest if we are unable to repay or refinance the loan as it becomes due and seize our assets. There is no assurance that we will be able to raise sufficient financing to repay this loan as it becomes due, or upon our ability to refinance the loan on acceptable terms, if at all. We have obtained credit approval from Nedbank Limited for a debt financing facility of up to $14 million for the reactivation of the Johnson Camp Mine. The credit approval is subject to certain conditions precedent described in more detail in this annual report, including the company raising a minimum of $18 million in additional financing, which cannot be assured.

We require substantial financing to complete the development and reactivation of the Johnson Camp Mine, the availability of which cannot be assured.

We estimate that the initial capital costs for the reactivation of the Johnson Camp Mine will be approximately $22 million (including working capital), expected to be incurred within the first two years of project start up. We estimate we will incur a further $9 million in the following two years. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. The estimated capital costs of the Johnson Camp Mine, as well as our estimated operating costs, were provided by Nord and reviewed by Winters, Dorsey, for inclusion in the 2005 Feasibility Study Update. Those estimates may change with our actual experience as our mine plan is implemented. We may therefore require substantial additional financing to carry out our mine plan, and we may be forced to effect a reverse split (consolidation) of our issued and outstanding shares of common stock, if approved by our shareholders, in connection with our pursuit of financing alternatives. We cannot guarantee that we will be able to obtain such additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may be forced to maintain the Johnson Camp Mine on care and maintenance status indefinitely.

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

Our success depends on our key executives, Nicholas Tintor, Erland Anderson, John Perry, and key operating personnel at the Johnson Camp Mine, Eric Ivey and Matthew Williams. The loss of the services of one or more of such key personnel could have a material adverse effect on our business. Our ability to manage exploration and development activities, and hence our success, will depend in large part on the efforts of these individuals. We face intense competition for qualified personnel, and we cannot be certain that we will be able to attract and retain such personnel in the future.

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

The costs of reclamation included in the 2005 Feasibility Study Update are estimates only and may not represent the actual amounts which will be required to complete all reclamation activity. It is not possible to determine the exact amount that will be required, and the amount that we will be required to spend could be materially different than current estimates. Reclamation bonds or other forms of financial assurance represent only a portion of the total amount of money that will be spent on reclamation over the life of the Johnson Camp Mine operation. Although Winters, Dorsey has included estimated reclamation amounts provided by Nord in the 2005 Feasibility Study Update, it will be necessary to revise the planned expenditures, and the operating plan for the mine, in order to fund required reclamation activities. Any additional amounts required to be spent on reclamation may have a material adverse affect on our financial condition and results of operations.

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

Risks Related to Our Industry

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

Action Against Titanium Resources Group

In August 2005, we granted to Titanium Resources Group an option to acquire our Class B share in SRL Acquisition No. 1 (see “Description of Business – Development of Our Business” for additional information). We subsequently sold a 2/15 fractional interest in the Class B share to Titanium Resources Group in consideration of $200,000 plus the amount of $100,003 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share. We then discovered that Titanium Resources had made arrangements to list its shares on the Alternative Investment Market of the London Stock Exchange. On December 3, 2005, we initiated legal proceedings against Titanium Resources Group in the District Court, 134th Dirstrict, Dallas County, Texas, claiming, among other things, that they purposefully concealed the pending public offering from us during the negotiation of the option agreement and thereby deprived us of the opportunity to account for the positive impact the AIM listing would have on the value of the Class B share in determining a fair price for the share. Further, as disclosed in the AIM listing, Titanium Resources Group had orchestrated a change in the corporate structure of the mine’s ownership. We allege that this was done without our consent and is contrary to their agreement with us. This matter proceeded to private mediation in March 2006, and the mediator directed the production of documents. Only some of the documents have been produced by Titanium Resources Group, and negotiations are ongoing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

On May 12, 2006, we issued 176,471 shares of our common stock valued at $88,236 to Nick Tintor, our President and Chief Executive Officer pursuant to his employment agreement. We issued these securities to Mr. Tintor, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter of 2006, we issued 60,000 shares of our common stock valued at $31,600, and on April 1, 2006 we issued 250,000 shares of our common stock valued at $75,000, to John Perry, our Senior Vice President and Chief Financial Officer, pursuant to his employment agreement. We issued these securities to Mr. Perry, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

In September 2005, we commenced a private placement of up to a maximum of 1,428,571 units at a price of $0.35 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The stock purchase warrants have an exercise price of $0.40 and expire in three years. During January, 2006, we sold 80,000 units for gross proceeds of $28,000 pursuant to the final tranche of this private placement. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

We acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC in January 2004 to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona described as “Coyote Springs.” In March 2006, we issued a total of 83,844 fully paid and non-assessable shares of common stock valued at $29,010 to Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC pursuant to the agreement. We issued these securities to Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC, as accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter of 2006, 2,700,000 stock options were exercised at an exercise price of $54,000. We issued these securities pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended March 31, 2006.

Item 5. Other Information

None

Item 6. Exhibits

Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities(1)

4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004(1)

4.3	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004(1)

4.5	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005(1)

4.6	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005(1)

4.7	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004(1)

4.8	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005(1)

4.9	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.10	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.11	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.12	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.13	Second Amended and Restated Revolving Line of Credit between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(3)

4.14	Amended and Restated Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated as of October 17, 2005(5)

4.15	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated April 17, 2006(5)

4.16	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005(1)

4.17	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005(1)

4.18	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005(1)

4.19	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 8, 2006(4)

4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005(1)

4.21	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005(1)

4.22	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005(1)

4.23	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005(1)

4.24	Waiver Agreement and Amendment of Promissory Note between Nord Resources Corporation and Nedbank Limited, dated February 6, 2006(3)

4.25

Letter Agreement between Nord Resources Corporation and Nedbank Limited, dated May 5, 2006, extending the maturity date of the Secured Promissory Note dated November 8, 2005 in the principal amount of $3,900,000, to May 15, 2006(4)

4.26	Modification Agreement between Nord Resources Corporation and Nedbank Limited, dated May 15, 2006(5)

4.27	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 15, 2006(5)

4.28	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading LLC, dated May 15, 2006(5)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Waiver Agreement between Nord Resources Corporation and Ronald A. Hirsch dated February 15, 2006(3)

10.3	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004(1)

10.4	Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated February 15, 2006(3)

10.5	Nord Resources Corporation Stock Option granted to Erland Anderson February 1, 2006(3)

10.6	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005(1)

10.7	Memorandum of Understanding between Nord Resources Corporation and John Perry regarding employment matters dated March 28, 2005(1)

10.8	Waiver Agreement between Nord Resources Corporation and John Perry dated February 15, 2006(3)

10.9	Letter Agreement between Nord Resources Corporation and Nicholas Tintor regarding employment matters dated February 15, 2006(3)

10.10	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004(1)

10.11	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004(1)

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

10.19	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005(1)

10.20	Settlement Agreement and Mutual and General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated October 31, 2004(1)

10.21	Letters dated February 16, 2004 and October 8, 2004 relating to the consulting arrangement between Nord Resources Corporation and Rex E. Loesby(1)

10.22	Letter dated February 20, 2004 from Nord Resources Corporation to Cognis Corporation regarding debt conversion (accepted by Cognis), together with draft Debt Conversion Agreement(1)

10.23	Debt Conversion Agreement between Nord Resources Corporation and Cognis Corporation effective February 20, 2004(1)

10.24	Consulting Agreement between Nord Resources Corporation and Investor Growth, Inc. dated June 29, 2004(1)

10.25	Settlement Agreement and General Release between Nord Resources Corporation and W. Pierce Carson dated April 22, 2005(1)

10.26	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005(1)

10.27	Amendment No. 1 to Settlement Agreement and Mutual General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated June 30, 2005(1)

10.28	Nord Resources Corporation form of Subscription Agreement (April 2004 private placement)(1)

10.29	Letter dated April 15, 2004, amending the terms of the April 2004 private placement(1)

10.30	Nord Resources Corporation form of Subscription Agreement (July 2004)(1)

10.31	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)(1)

10.32	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)(1)

10.33	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)(1)

10.34	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)(1)

10.35	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering(1)

10.36	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering(1)

10.37	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering(1)

10.38	Agreement of Option and Right of First Refusal between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004 (zinc business)(1)

10.39	Agreement of Assignment and Assumption between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004(1)

10.40	Agreement of Assignment and Assumption between Ronald A. Hirsch and Stephen D. Seymour and TMD Acquisition Corporation dated February 26, 2005(1)

10.41	Final Asset Purchase Agreement between TMD Acquisition Corporation and ASARCO LLC dated March 2005(1)

10.42	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 23, 2004(1)

10.43	First Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated December 28, 2004(1)

10.44	Second Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated May 1, 2005(1)

10.45	Third Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated June 30, 2005(1)

10.46	Fourth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated September 30, 2005(1)

10.47	Fifth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated February 28, 2006(3)

10.48	Purchase, Sale and Option Agreement between Nord Resources Corporation and Titanium Resources Group Ltd. effective August 3, 2005(1)

10.49	Rescission Agreement between Nord Resources Corporation and Ronald A. Hirsch dated August 5, 2005 to rescind the exercise of certain stock options(1)

10.50	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(3)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Name of Subsidiary	Jurisdiction of Incorporation
Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(5)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(5)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(6)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Filed herewith.

(6)	Incorporated by reference from amendment no. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By	/s/ Nick Tintor
Nick Tintor
Chief Executive Officer, Director
Date: May 15, 2006

By:	/s/ John T. Perry
John T. Perry
Senior Vice President, Secretary, Treasurer and
Chief Financial Officer
Date: May 15, 2006