Form 10KSB/A
period 2005-12-31
NORD RESOURCES CORP
filed 2006-06-30
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

[  ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 0-26407

NORD RESOURCES CORPORATION
(Exact name of small Business Issuer as specified in its charter)

Delaware	85-0212139
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	No.)

1 West Wetmore Road, Suite 203
Tucson, Arizona	85705
(Address of principal executive	(Zip Code)
offices)

Issuer’s telephone number, including area code: (520) 292-0266

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
[X]  Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). [  ] Yes [X]  No

State issuer’s revenues for its most recent fiscal year: $0.00

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was
$23,374,408 based upon the closing price of such Common Stock on the Pink Sheets LLC of $1.02 per share on May 31, 2006, and determined by subtracting from the total number of shares of Common Stock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 33,863,043 shares of common stock as of May 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

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

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Overview

We are in the business of exploring for and developing mineral mining properties. Our principal asset is the Johnson Camp property located in Arizona. The Johnson Camp property includes the Johnson Camp Mine and a production facility that uses the solvent extraction, electrowinning (SX-EW) process. SX-EW processing uses electrolysis in the production of pure copper from a copper concentrated sulphuric acid solution. This solution is obtained by leaching copper from broken ore, then extracting the copper from the leach solution using an organic solvent, and finally returning the copper contained in this organic solvent into a concentrated solution for the final electrowinning stage. The Johnson Camp Mine is an existing open pit copper mine; it includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits.

The Johnson Camp property has had a long history of development and mining, dating back to the early 1880s. A number of underground mines operated during the 1880-1975 period. In 1974, Cyprus Mines Corporation developed a large scale open pit heap leach mine and SX-EW processing complex on the Johnson Camp property. Operating as Cyprus Johnson Copper Company, Cyprus began mining in the Burro pit in 1975 and continued until 1986 when the operation closed. After the closure, Cyprus dismantled the original SX-EW plant. Cyprus continued to maintain ownership of the Johnson Camp property until 1989, when it sold its holdings in the district to Arimetco, Inc. In mid-1990, Arimetco constructed a new SX-EW plant at the Johnson Camp Mine and resumed mining in the Burro pit in 1991. Arimetco began limited open pit mining from the Copper Chief deposit in 1996. Mining continued from both the Burro and Copper Chief deposits until 1997, when production was terminated.

In 1998, Summo USA Corporation entered into a Sale and Purchase Agreement with Arimetco to acquire the Johnson Camp property, subject to successful completion of due diligence work. As part of the due diligence, The Winters Company was commissioned by Summo to complete a feasibility study for the resumption of mining and SX-EW processing at the Johnson Camp Mine. Although the study indicated

that mining was feasible at a copper price of $0.85 per pound, Summo did not pursue mining at the Johnson Camp Mine and assigned its right to the Sale and Purchase Agreement to us in June, 1999.

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

We are just emerging from a prolonged period of severe financial distress that was precipitated by the closure of our former rutile mining operations in Sierra Leone, West Africa, in 1995. We also underwent a complete change in our management in 2000 and early 2001 following the settlement of a shareholders’ derivative case against our company and the majority of the directors then in office. In February 2006, four new directors were appointed to fill vacancies on our board, and one of the new directors, Mr. Nick Timtor, was appointed as our President and Chief Executive Officer. Our new management has been focused on preserving the Johnson Camp property and bringing our company back into compliance with our obligations to file periodic reports under the Securities Exchange Act of 1934, as amended.

Our near term objective is to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. However, since reactivation of the Johnson Camp Mine is subject to obtaining sufficient financing, the board of directors has not yet made a production decision.

We obtained a feasibility study containing a mine plan for the Johnson Camp Mine that was completed by The Winters Company, called “Nord Copper Corporation Feasibility Study, Johnson Camp Copper Project, Cochise County, Arizona”, dated March 2000. We also obtained an update to the feasibility study prepared by Winters, Dorsey and Company called “Johnson Camp Copper Project, Arizona, United States of America, 2005 Feasibility Study”, dated October 11, 2005. In June 2006, Winters, Dorsey provided us with an addendum to the 2005 feasibility study. We refer to the 2005 feasibility study and the June 2006 addendum in this annual report as the “updated feasibility study”.

The Winters Company no longer exists. Winters, Dorsey is not a successor company to The Winters Company, but certain authors of the 2000 feasibility study were also involved in the preparation of the updated feasibility study. In preparing the updated feasibility study in 2005 and the addendum thereto in 2006, Winters, Dorsey utilized much of the earlier data contained in the 2000 feasibility study after concluding, in its professional judgment, it was reasonable to adopt and rely on such data.

The updated feasibility study contains an economic assessment of the Johnson Camp Mine based on the mine plan included in the 2000 feasibility study, capital and operating estimates as of the third quarter of, 2005, and 36 month average copper prices ending on September 30, 2005 of $1.14 per pound (although our reserve estimates are based on a copper price of $0.90 per pound to maintain consistency with the pit design used in the 2000 feasibility study and adopted by Winters, Dorsey in the updated feasibility study). Winters, Dorsey concluded that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over an eleven year mine life at 8%, 10% and 15% discount rates.

In order for us to resume full mining operations, we will have to complete the mine development schedule outlined in the updated feasibility study. This mine development schedule will require that we reline an existing solution pond, construct three new lined solution ponds, prepare a new, stand-alone lined leach pad facility for approximately 60 percent of the new ore that will be leached, and install a two-stage crushing circuit. The SX-EW plant will have to be rehabilitated to meet production goals and the electrowinning section expanded. Our mine operating plan calls for an active leach program of newly mined ore and the residual leaching of the existing old dumps.

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

We believe the resumption of mining activities at the Johnson Camp mine is warranted based on the recent increase in the market price of copper. The market for copper is cyclical and over the last fifteen years the price of copper has fluctuated between $0.60 and $3.98 per pound. In its most recent cycle the price fell to a low of $0.62 per pound in 1999, due primarily to increased supply with the commissioning of several new mines while demand decreased, largely due to a reduction of consumption in Asia. Although there has recently been a slight decline in the price of copper over the last several weeks, it remains relatively high: the average price of copper was $3.65 per pound in May 2006 (as reported by the London Metal Exchange). This increase in the price of copper since 1999 is due to an increase in worldwide demand for copper. We believe that the strengthening market for copper has created an opportunity for us to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve. However, we caution investors that the market price for copper has historically been cyclical and there is a significant risk that copper prices will not remain at current high levels.

In addition to the Johnson Camp property, we have options to acquire interests in three exploration stage projects, Coyote Springs and the Texas Arizona Mines project, both located in Arizona, and Mimbres located in New Mexico (see “Description of Property - Other Properties”). We are planning to conduct preliminary exploration activities at the Coyote Springs and Mimbres properties to help us determine whether we should exercise the options. Any such exploration activities are subject to the availability of sufficient financing, which cannot be assured. We do not believe that these properties are material to our overall operations at this time.

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

We recently received a report, Decorative and Structural Stone Demand Study, Tucson Metropolitan Area and Pima, Pinal, and Cochise Counties, Arizona, January 6, 2006 completed by Stagg Resource Consultants, Inc. (the “Aggregate Study”). The Aggregate Study evaluated the potential for increasing the quantity of value added waste rock processing on the Johnson Camp property. We used the Aggregate Study to support certain projections in our financial analysis for the Johnson Camp Mine. Projected operating costs for the landscape and aggregate rock operation are in the range of $4.50 to $5.00 per ton, and are considered by Stagg Resource Consultants to be achievable. Stagg Resource Consultants estimate we can realize wholesale prices for the product in the range of $11.50 to $14.00 a ton.

We are planning on building a new screening plant or buying the existing screening plant from JC Rock. We intend on leasing the required equipment such as front end loaders and a truck scale from a third party. The initial capital required to take over the landscape and aggregate rock operation will be approximately $500,000. In addition, we must obtain an air quality permit from the Arizona Department of Environmental Quality (“ADEQ”) for the screening plant, whether we build a new screening plant or buy the existing one. (See “Description of Property – Status of Permits”.)

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

Our principal business offices are located at 1 West Wetmore Road, Suite 203, Tucson, Arizona 85705, and our telephone number is (520) 292-0266.

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

The Sierra Rutile mine remained closed as of December 31, 2005. In late January 2006, Titanium Resources Group announced that it had refurbished, and was then commissioning, the primary bucket line dredge to be used in the extraction of mineral sands at the Sierra Rutile mine, and further that commercial scale production from the dredge was expected to commence in the first quarter of 2006 once all commissioning tests have been satisfactorily completed. On May 15, 2006, Titanium Resources Group announced that it had made its first shipment of 7,000 tonnes of rutile from the Sierra Rutile mine, and that it was now focusing on the completion of a dredge which is due to be commissioned at the mine in the third quarter of 2007. We are continuing to monitor Titanium Resources Group’s reactivation efforts.

Nord Pacific Limited/Allied Gold Limited

Throughout the 1990s we owned a significant equity interest in Nord Pacific Limited. In December 2003, Nord Pacific entered into an Arrangement Agreement with Allied Gold Limited, pursuant to which we exchanged all of our outstanding shares of Nord Pacific for, and converted a subordinated debt owed to us by Nord Pacific into, common shares of Allied Gold. Allied Gold is an Australian mining company whose shares trade on the Australian Stock Exchange under the symbol “ALD”. As of December 31, 2005, we owned 4,997,561 shares of Allied Gold. During the first quarter of 2006 we sold 3,981,000 common shares of Allied Gold over the facilities of the Australian Stock Exchange for net proceeds of $1,322,150. We sold the balance of our common shares of Allied Gold in April and May 2006 for net proceeds $407,264 (see “Management’s Discussion and Analysis and Plan of Operation – Liquidity and Financial Resources – Cash and Working Capital” for details).

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

ITEM 2.           DESCRIPTION OF PROPERTY

A glossary of Technical Terms appears at page 83.

Johnson Camp Property Description and Location

The Johnson Camp property is located in Cochise County, approximately 65 miles (105 kilometers) east of Tucson, in Cochise County, Arizona, one mile north of the Johnson Road exit off of Interstate Highway 10 between the towns of Benson and Willcox in all or parts of Sections 22, 23, 24, 25, 26, 27, 35 and 36, Township 15 South, Range 22 West. (See Figure 1)

The Johnson Camp project currently includes two open pits, one waste dump, three heap leach pads, a SX-EW processing plant along and administrative facilities. The Burro Pit is larger than the Copper Chief Pit and contains 64% of the project reserves. The Burro Pit is located east of the SX-EW process plant. The Copper Chief Pit is located approximately 2,000 feet northwest of the Burro Pit.

The existing heap leach pads are located west of the open pits. The leach pads are divided into two major sections with solution collection facilities downstream of the first pad and downstream of pads two and three. A new leach pad is planned for future use and is anticipated to be located north of the Burro Pit and northeast of the Copper Chief Pit. The mine waste dump is located immediately to the east of the Burro Pit.

Figure 1

## Location Map
## Johnson Camp Mine - Southeast Arizona

N
Flagstaff
40
Kingman
40
Prescott
17
Phoenix
10
Safford
8
Yuma
10
Johnson Camp
Copper Project
Tucson
10
19

Titles

The Johnson Camp property consists of 59 patented lode mining claims, 102 unpatented lode mining claims and 617 acres of fee simple lands (see Figure 2.) The patented claims comprise approximately 871 acres and the unpatented claims comprise approximately 1,604 acres. Thus, the Johnson Camp property covers approximately 3,092 acres. All of the claims are contiguous, and some of the unpatented mining claims overlap. We keep the unpatented mining claims in good standing by paying fees of $13,250 per year to the United States Federal Government. We keep the fee simple and patented claims in good standing by paying property taxes of approximately $35,000 per year. The copper processing facilities and the Copper Chief and Burro open pits that serve as focal points for our mine plan are located on the patented mining claims or the fee simple lands.

We are the owner of the Johnson Camp property and the owner or holder of the claims. We are allowed to mine, develop and explore the Johnson Camp property, subject to the required operating permits and approvals, and in compliance with applicable federal, state and local laws, regulations and ordinances. We believe that all of our claims are in good standing.

Our patented mining claims give us title to the patented lands and no further assessment work must be done; however, taxes must be paid. We have full mineral rights and surface rights on the patented lands. Unpatented mining claims give us the exclusive right to possess the ground (surface rights) covered by the claim, as well as the right to develop and exploit valuable minerals contained within the claim, so long as the claim is properly located and validly maintained. (See “Description of Property – United States Mining and Environmental Laws – Arizona State Mining Laws”) Unpatented mining claims however, may be challenged by third parties and the United States government. (See “Risk Factors – Risks Related to Our Company”)

Figure 2
Johnson Camp Land Status Map

Source: 2000 feasibility study on the Johnson Camp Property completed by The Winters Company

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to the Johnson Camp property is via Interstate Highway 10 and by gravel road. Due to its location just one mile north of Interstate Highway 10, the Johnson Camp property provides excellent access for transportation and delivery of bulk supplies and shipment of copper cathodes. The Johnson Camp property’s close proximity to the Union Pacific Railway mainline through Dragoon, Arizona gives us the option of shipping cathode direct to customers by truck or rail.

The Johnson Camp Mine is located on the eastern slope of the Little Dragoon Mountains. The average elevation of the property is approximately 5,000 feet above sea level. The climate of the region is arid, with hot summers and cool winters. Freezing is rare at the site. Historically, the Johnson Camp Mine was operated throughout the year with only limited weather interruptions.

Vegetation on the property is typical of the upper Sonoran Desert and includes bunchgrasses and cacti. Higher elevations support live oak and juniper, with dense stands of pinyon pine common on north-facing slopes.

The existing facilities include the SX-EW processing plant, an administrative and engineering office and warehouse, laboratory, truck shop, core storage building, plant mechanical shop, and various used vehicles, pumps and other equipment. In addition, we own a large gyratory crusher which will be installed at Johnson Camp.

The SX-EW processing plant is comprised of a solvent extraction plant, an electrowinning tank house, a tank farm and four solution storage ponds. The solvent extraction plant consists of four extraction mixer-

settlers operated in parallel and two strip mixer-settlers, and has a capacity of 4,000 gallons per minute. The electrowinning tank house consists of 74 electrowinning cells with a full complement of cathodes, and has a 20 million pound-per-year capacity. The tank farm, located in front of the tank house, is used for intermediate storage of electrolyte. The four solution storage ponds have a total capacity of approximately eight million gallons.

The Johnson Camp Mine facilities and equipment were placed into care and maintenance in 2003. The updated feasibility study concludes that the existing SX-EW plant will have to be rehabilitated to meet future production goals. The rehabilitated SX-EW plant will be of conventional design, and we plan to use as much of the existing equipment as possible.

In addition to the real property included in the Johnson Camp property, there are several access rights of way and three water wells which are located on the Johnson Camp property. We also have an agreement with a local rancher which allows us access to a fourth water well in which we hold water rights, located on private land just to the east of the Johnson Camp property (see “Description of Property – Status of Permits”). Production water for the Johnson Camp property is currently supplied from two of the three wells located on the Johnson Camp property and from the well located on the private land. We currently do not use the third well located on the Johnson Camp property. Additional water will be required to expand the leaching operation, so we anticipate that it will be necessary to drill another well on our land near the Section 19 well. In addition, although three of the four wells have been upgraded since 1999, additional upgrades may have to be undertaken.

Commercial electrical power and telephone lines remain in place and operational at the Johnson Camp property. The Johnson Camp property receives electrical power from Sulphur Springs Valley Electric Cooperative (SSVEC). We will need to negotiate a new power contract with SSVEC, as we do not currently have one. Power is received at a single substation owned by us, and our substation transformer must be upgraded for the expansion to 25 million pounds of copper per year.

We plan to expand our workforce at the Johnson Camp Mine to approximately 60 employees, and hire various contractors. We intend to utilize contractors for mining, drilling and blasting, and for hauling the mined material. We will manage all other activities at the Johnson Camp Mine. We believe that there are sufficient skilled operating, maintenance, and technical personnel available that can be employed for the Johnson Camp Mine.

Geological Setting and Mineralization

The Johnson Camp property is located along the east fold of the Little Dragoon Mountains in southeastern Arizona. The rocks exposed on the Johnson Camp property range from the pinal schist that is located at the western end of the Johnson Camp property to the escabrosa limestone that is located at the eastern end of the Johnson Camp property, all of which contain some quartz monzonite porphyry. Large disseminated copper deposits occur in several rock formations at the Johnson Camp Mine. In the region of the Burro and Copper Chief open pits, the copper-bearing rocks dip moderately to the northeast and consist of sedimentary rocks that have been intruded by two diabase dikes.

The main copper bearing host rock units at the Johnson Camp Mine are the Abrigo, Bolsa Quartzite, Pioneer Shale, and the Diabase formations. The Diabase formation is positioned at the base of the copper bearing rock units, overlain by the Bolsa Quartzite, and the lower and middle Abrigo formations. In the Burro pit, oxide copper is located primarily on bedding planes as veins and replacements and along various fractures. In the Copper Chief pit, located approximately 1,500 feet to the north of the Burro pit, oxide copper occurs as disseminations in the Diabase formation and along fractures within the Diabase and in the Bolsa Quartzite units. Other bulk-mineable copper exploration targets lie along trend from both the Copper Chief and Burro deposits.

The style of mineralization and the type of alteration recently mapped on the northern lower benches of the Burro pit suggest the possible presence beneath the property of a mineralized porphyry-type deposit. In addition to the alteration evidence, a prominent magnetic low anomaly is present between the Burro pit and Copper Chief deposit supporting the possible presence of a porphyry-type deposit at depth. Porphyry copper deposits are typically very large, low grade and require processing by recovery processes much different than those planned for the Johnson Camp Mine.

The following cross section diagram illustrates the relative positions, and the geologic and mineralized nature of the various formations in the Burro pit.

Nord Resources Corporation – Johnson Camp Mine – Burro Pit Area – Typical Section
Current Pit Profile
Geologic Section
200 feet
100
100
200 feet
Middle and Lower Abrigo Formation
Bolsa quartzite
Pioneer Shale

Source: Nord Resources Corporation

The following cross section diagram illustrates the relative positions, and the geologic and mineralized nature of the various formations in the Copper Chief pit.

Nord Resources Corporation – Johnson Camp Mine – Copper Chief Deposit – Section 1500E

Current Topography
200 feet
100
100
200 feet
Geologic Section
Abrigo Formation
Bolsa quartzite
Diabase
Pioneer Shale

Source: Nord Resources Corporation

Feasibility Study

Summo commissioned The Winters Company to complete a feasibility study on the Johnson Camp Mine in 1999. Upon our acquisition of the Johnson Camp property, we engaged The Winters Company to update the feasibility study in 2000. We engaged Winters, Dorsey to prepare an update to the 2000 feasibility study prepared by The Winters Company, and received the updated feasibility study on October 11, 2005. We received an addendum to the updated feasibility study in June 2006. We refer to the 2005 feasibility study and the June 2006 addendum in this annual report as the “updated feasibility study”. In preparing the updated feasibility, Winters, Dorsey:

  visited the Johnson Camp property and collected data;
  performed data verification activities;
  reviewed the metallurgical section of the 2000 feasibility study;
  developed copper recovery estimates;
  determined Lerchs-Grossman pit shell reserves;
  completed open pit mine scheduling of the Burro and Copper Chief deposits;
  determined reserve estimates for the Burro and Copper Chief deposits;
  reviewed the SX-EW plant expansion plan;
  reviewed infrastructure and support facilities;
  reviewed the heap leach pad, pregnant leach solution, raffinate pond design and capital cost estimates; and
  reviewed operating, capital and general and administrative cost estimates.

Reserves

Reserves are part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are defined as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Methodology

The proven and probable reserves reflect variations in the copper content and structural impacts on the Burro and Copper Chief deposits, and the reserve estimates give effect to these variations. For both proven and probable reserves, only total copper assay values were used, mainly because assay values measured in total copper were available for both the Burro pit and Copper Chief pit, and in part because the soluble copper assay techniques used by Arimetco were not comparable to the soluble copper assay techniques used by Cyprus. (See “Description of Property – Historic Copper Production” and “Risk Factors – Risks Related to our Company.”)

In preparing the 2000 feasibility study, The Winters Company used statistical methodologies to classify geologic resources. Such methodologies involved, among other things, interpolation between, and projection beyond, sample points. Sample points consist of variably spaced drill hole intervals throughout a given deposit. The closer that mineralized material is situated to a drill hole composite, the more confidence exists in the accuracy of the estimation of the grades of mineral in that material. A drill hole composite is, generally speaking, an average of the sample assays taken from a 20-foot fixed length portion of the drill hole.

Measured resources were used as the basis for the estimation of proven reserves; indicated resources were used as the basis for the estimation of probable reserves. For measured resources (and as the basis for the estimation of proven reserves) in the Burro deposit, a minimum of one drill hole composite within 160 feet is required. For indicated resources (and as the basis for the estimation of probable reserves) in the Burro deposit, a minimum of one drill hole composite within a range of 161 to 260 feet is required. For the Copper Chief deposit, the classification criteria for measured and indicated resources and proven and probable reserves vary depending on rock type. For measured resources (and as the basis for estimation of proven reserves) a minimum of one drill hole composite within a distance ranging from 0 to between 88 to 150 feet is required, depending on rock type. For indicated resources (and as the basis for the estimation of probable reserves) a minimum of one drill hole composite within a range of between 89 to 245 feet is required, depending on rock type. The methodology used by The Winters Company in the 2000 feasibility study was adopted and described in the 2005 feasibility study.

A summary of the Johnson Camp proven and probable reserves are presented in the table below.

Johnson Camp Mine
Summary of Proven and Probable Reserves*

		Total		Waste	Total
		Ore Tons	% Total	Tons	Tons	Strip Ratio
	Class	(000)	Cu	(000)	(000)	Waste/Ore
Burro Pit	Proven	16,695	0.426
	Probable	5,667	0.394
Total Burro Pit		22,362	0.418	8,087	30,449	0.36

Copper Chief Pit	Proven	11,346	0.354
	Probable	1,434	0.315
Total Copper Chief Pit		12,780	0.350	10,278	23,058	0.80

Total	Proven	28,041	0.396
	Probable	7,101	0.378
	Total	35,142	0.393	18,365	53,507	0.52

Notes:

  The ore reserves were estimated in accordance with Industry Guide 7 of the Securities Act of 1933.
  The reserves as stated are an estimate of what can be economically and legally recovered from the mine and as such incorporate losses for dilution and mining recovery.
  The actual tonnage and grade of reserves are generally expected to be within 90-95% of the estimate for proven reserves, and 70-80% for probable reserves.
  Reserves are based on a copper price of $0.90/lb and on total copper assays.
  Cutoff grades vary by rock type and range from 0.109% to 0.129% total copper depending upon the specific rock type.
  Copper recoveries vary from 74% to 81% total copper depending upon specific rock type. (See “Description of Property - Metallurgical Test Work”.)

In Winters, Dorsey’s opinion, the reported reserves are reasonable for the economics used. Winters, Dorsey updated the block model dollar values and calculated reserves within the pit design used in the 2000 feasibility study, and used a copper price of $0.90 per pound. Operating and processing costs were provided by Nord and estimated as of the third quarter of 2005 (see “Description of Property - Project Feasibility”). Winters, Dorsey based the copper recovery on previous metallurgical test work that Winters, Dorsey reviewed for the updated feasibility study (see “Description of Property - Metallurgical Test Work” and “Description of Property - Recovery Curves”).

Use of Total Copper Assays

For the reasons discussed below, our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays and recoveries rather than soluble copper assays and recoveries.

Total copper values were available for both the Copper Chief and Burro deposits. However, only 39 percent of the Copper Chief assay intervals also had acid soluble copper values, and the available data on acid soluble copper was incomplete for all samples. In addition, the database of acid soluble copper values for the Burro deposit reflects two different analytical techniques: (a) a conventional acid soluble method used by Cyprus for 94 of the holes included in the drill hole database relied upon by The Winters Company for resource modelling; and (b) a more aggressive methodology used by Arimetco for the other 48 drill holes included in the database for the purpose of estimating the ultimate recoveries that may be experienced in the heaps at the Johnson Camp Mine. In summary, total copper assays were the only common denominator for all drill hole assays included in the drill hole database. As a result, only a total copper grade resource model was constructed for both deposits.

Estimation of total copper recovery for each ore type involved:

  examination of Cyprus drill hole data that contained both acid soluble assays and total copper assays, with the view to determining a correlation (expressed as a percentage) between such acid soluble assays and total copper values for each ore type; and

  application of the correlation to the acid soluble copper recovery determined for the particular ore type based on column tests and other parameters as described in the 2005 Feasibility Study.

Thus, expressed as a formula:

[(A ÷ B) X C] = D

Where:

A is the acid soluble assay;

B is total copper assay;

C is the acid soluble recovery for an ore type; and

D is the total copper recovery for that ore type.

A reserve estimate based on total copper is an indirect measurement of the amount of copper that is metallurgically available for recovery. Accordingly, there is a risk that we may have over-estimated the amount of recoverable copper. (See “Risk Factors – Risks Related to Our Company”.)

Historic Copper Production

From 1975 to 1986, Cyprus mined approximately 15 million tons of ore grading approximately 0.4 percent acid soluble copper from the Burro pit. In addition, approximately 12 million tons of waste rock were produced. All ore placed on the heaps was run-of-mine (that is, not crushed). In total, approximately 107 million pounds of cathode copper were produced by SX-EW methods.

Cyprus used a variety of analytical techniques to determine acid soluble copper grades during its operation of the Johnson Camp property and the copper grades for ore placed for leach were reported as acid soluble copper. Recovery of copper by Cyprus totaled 80 percent of the acid soluble copper grade placed on the leach pads. After the closure, Cyprus dismantled the SX-EW plant and moved the plant to another mine. Cyprus continued to maintain ownership of the Johnson Camp property until 1989, when it sold its holdings in the district to Arimetco.

In mid-1990, Arimetco constructed a new SX-EW plant on the Johnson Camp property, and rehabilitated the leach systems on the existing Cyprus pads and the collection, raffinate, and plant feed ponds. Arimetco resumed mining in the Burro pit in 1991, and made further improvements to the facility between 1993 and 1996. Arimetco began limited open pit mining from the Copper Chief deposit in 1996, and continued mining in both the Burro and Copper Chief deposits until 1997 when production was terminated. Ore placed on the heaps from 1991 through 1995 was run-of-mine (not crushed).

In 1996, based on metallurgical testing it conducted, Arimetco added a crushing plant to reduce the particle size of ore placed on the heaps in an effort to improve recoveries. The metallurgical test work indicated improved recoveries from crushed ore (see “Description of Property - Metallurgical Test Work”). We believe that the initial results from leaching of crushed ore placed on a new liner system installed by Arimetco were an increase in leach solution copper grade and an improvement in recoveries to the point where they matched the metallurgical test work performed on certain ore at a similar crush size. However, crushed ore represented less than 25 percent of the total ore that Arimetco had under leach. In the updated feasibility study, Winters Dorsey concluded that these operating results, along with the column leach test results, clearly support the need to crush the ore to obtain reasonable recoveries under heap leach conditions.

Production by Arimetco between 1991 and 1997 for the Burro and Copper Chief pits totaled approximately 16 million tons of ore grading approximately 0.35 percent total copper and 12 million tons of waste, primarily from the Burro pit, producing approximately 50 million pounds of cathode copper. Arimetco achieved recoveries of approximately 43 percent of the total copper grade from mostly uncrushed ore placed on the heaps. Arimetco was unable to continue mining operations beyond mid-1997 due to financial difficulties.

The soluble copper assay techniques used by Arimetco for ore grade estimation are not directly comparable to the soluble copper assay techniques used by Cyprus. Arimetco recoveries were calculated based on total copper assays. The use of two different assay techniques by Cyprus and Arimetco could have led to inconsistencies in or the skewing of the data underlying our estimates, thereby increasing the risk of an overestimation of ore reserves at Johnson Camp Mine (see “Risk Factors- Risks Related to Our Company”).

The Johnson Camp Mine is not currently a producing mine. Historical data is presented for general information and is not indicative of existing grades or expected production. Reports on past production vary. The past production from pits on the Johnson Camp Mine, as reported by Cyprus and Arimetco, is tabulated below:

Historic Copper Production Statistics

Cyprus

		Soluble	Contained	Lbs.
	Tons Ore	Copper	Soluble	Copper
Year	to Pad(1)	Grade %	Copper	Shipped

1975	2,132,260	0.496	21,152,019	6,143,024
1976	1,821,476	0.357	13,005,339	10,059,807
1977	1,563,030	0.399	12,472,979	10,327,424
1978	1,202,500	0.426	10,245,300	10,205,142
1979	1,588,400	0.522	16,582,896	10,032,003
1980	1,499,600	0.411	12,326,712	10,320,407
1981	1,551,500	0.470	14,584,100	10,693,485
1982	1,894,700	0.322	12,201,868	9,702,272
1983	1,962,600	0.504	19,783,008	9,717,616
1984	52,100	0.713	742,946	8,803,361
1985	0	0	0	6,200,836
1986	0	0	0	4,854,796
Total	15,268,166	0.436	133,097,167	107,060,173

(1)      Ore production run-of-mine (not crushed).

Arimetco

		Total
		Copper	Contained	Lbs.
	Tons Ore	Grade	Total	Copper
Year	to Pad	%	Copper	Shipped

1991(1)	750,100	0.340	5,100,680	5,549,725
1992(1)	2,516,320	0.480	24,156,672	8,156,435
1993(1)	3,259,320	0.340	22,163,376	7,386,504
1994(1)	2,719,690	0.290	15,774,202	5,618,012
1995(1)	2,995,592	0.290	17,374,434	6,345,518
1996(2)	3,084,254	0.350	21,589,778	9,921,576
1997(2)	1,254,971	0.370	9,286,785	4,747,995
1998	0	0	0	2,181,304
Total	16,580,247	0.348	115,445,927	49,907,069

(1)	Ore production run-of-mine (not crushed).

(2)	Less than twenty-five percent of ore under leach was crushed to a nominal size of 3 inches.

The following table contains a breakdown of the actual copper cathode production for Johnson Camp Mine since we have owned the Johnson Camp property (the production was accomplished by our then subsidiary, Nord Copper Company):

Nord

Year	Lbs. Copper Shipped(1)
1999	672,004
2000	1,632,245

Nord

Year	Lbs. Copper Shipped(1)
2001	1,133,914
2002	495,494
2003	556,388
Total	4,490,045

(1)	All copper production derived from existing heaps by residual leaching. There was no new ore mined and placed on the heaps during 1999-2003.

The following table shows the total pounds of copper shipped from the Johnson Camp Mine:

Total Pounds Copper Shipped
Cyprus	107,060,173
Arimetco	49,907,069
Nord	4,490,045
Total:	161,457,287

Drilling

The initial drill hole database for the Johnson Camp Mine consists of a total of 293 drill holes totaling 90,418 feet. Of these, 142 drill holes are contained in the Burro pit area and 151 drill holes are contained within the Copper Chief pit area. This database includes 12 confirmation diamond drill holes in the Burro and Copper Chief pit areas totaling 5,793 feet that were completed by Summo in 1998.

Drilling Summary
Burro & Copper Chief Pit Area

			Reverse
		Core	Circulation	Rotary	Total
		Drilling,	Drilling,	Drilling,	Drilling,
Company	Years	feet	feet	feet	feet	Assay Method
Cyprus	1961-1982	49,724	0	13,257	62,981	CuT, CuS, BRC(1)
Arimetco	1991-1993	2,874	25,618	0	28,492	CuT, CuS(2)
Summo	1998	0	5,793	0	5,793	CuT
Totals		52,598	31,411	13,257	97,266

(1)	Cyprus used bottle role composite recovery (BRC) tests in addition to total copper (CuT) and soluble copper (CuS) assay tests on certain drill hole samples.
(2)

Soluble copper assay techniques by Arimetco were not comparable to the soluble copper assay techniques used by Cyprus because Arimetco wanted to estimate the ultimate recoveries that may be experienced in the heaps.

From October 1999 to January 2000 we conducted four exploration drilling programs using reverse circulation drilling in areas of the Johnson Camp property other than the Burro and Copper Chief deposit areas. Forty-three holes were drilled in the North area (above the Copper Chief), 17 holes were drilled in the Keystone area about one-half mile south of the Burro pit, a deep hole was drilled in the area between the Burro pit and the Copper Chief pit, and three condemnation holes were drilled in the area of our planned future leach pad and plant. Although certain drill results achieved in these four exploration drilling programs were encouraging, we found no copper mineralization that could be classified as reserves as a result of these programs.

Projected Copper Production from Existing Leach Pads

In 1999 we conducted a limited drilling program to evaluate actual copper content of the existing heaps. The drilling program was conducted to provide an estimate of the copper values in the heaps, but cannot be considered a definitive measure of copper in the heaps. Based on estimated heap tonnages, there are approximately 75 million pounds of acid soluble copper remaining in the heaps, of which 11.3 million pounds is projected to be produced over the initial six years of the project. The following chart contains the actual copper cathode production for Johnson Camp Mine during the years indicated:

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

There has not been any additional drilling in the Burro and Copper Chief deposits since the 2000 feasibility study, and we have not conducted any other exploration programs (see “Description of Property – Drilling”).

Resource Model

Winters, Dorsey used the geologic resource model and estimates prepared by The Winters Company for the 2000 feasibility study as the geologic resource base for the updated feasibility study. Winters, Dorsey reviewed the methods used by The Winters Company for mineral resource and reserve estimation in the 2000 feasibility study. In Winters, Dorsey’s opinion, those methods were appropriate and reasonable, and were in accordance with SEC Industry Guide 7. There has not been any additional resource drilling or mining in the Burro and Copper Chief deposits since the 2000 feasibility study.

The Winters Company had been retained by Summo in 1998 and 1999 to assist with Summo’s evaluation of the Johnson Camp property. Summo provided The Winters Company with certain information required to construct and validate a resource model, including an electronic drill hole database that Summo had obtained from Arimetco, rock density data and various historical production data, along with supplemental information that facilitated the estimation of soluble copper values. The Winters Company also obtained copper assay values from the twelve confirmation drill holes that Summo drilled in the Copper Chief and Burro deposits as part of its due diligence efforts (see “Description of Property –

Drilling”). This data was compared by The Winters Company to earlier adjacent drill hole results and to validate locally the Winters Company block model copper grade estimate.

The Winters Company compared the block model resource estimates from the 2000 feasibility study to historic production at the Johnson Camp property, and noted that the block model produced results that were comparable to historic mined tonnage and grade factors in areas of past mining. This close comparison suggests that the resource model is reasonable in the area of past mining.

Copper grade reconciliation proved to be more difficult for The Winters Company to analyze since the reported Cyprus and Arimetco copper grades were stated in different units (acid soluble copper and total copper, respectively). However, The Winters Company was able to calculate total copper grade for the Cyprus mine production, and noted close agreement between the two data sets.

Data Verification

As indicated above, in 1999, Summo provided The Winters Company with an electronic database it had obtained from Arimetco for use in resource modeling and estimating. Arimetco used its electronic database for mine planning and ore reserve estimation. The electronic database contained all of the Johnson Camp drill hole data collected by Cyprus and Arimetco up to that time. At the time, at Summo’s direction, The Winters Company did not verify the drill hole electronic database by inspection of available core and check sampling. Summo elected to deal with the verification and confirmation issue by drilling 12 confirmation holes in total in the Copper Chief and Burro deposits (see “Description of Property – Drilling”) and by reliance on agreement between historical production and historical ore reserve projections. In addition to the confirmation drilling and historical methods, Summo took samples from the Burro and Copper Chief pits for metallurgical testing (see “Description of Property - Metallurgical Test Work”).

Limited Inspection and Check Sampling by Winters, Dorsey, January and February 2006

Typically, verification work does not include an exhaustive check sampling program whereby all the samples are submitted for re-assay, and only a random re-sampling of the available drill holes is conducted. In January 2006, at our direction, Winters Dorsey undertook a limited inspection and check sampling of remaining drill core as an additional means to verify the electronic database. Our geologist and a geologist from Winters Dorsey visited the Johnson Camp Mine and initiated a random sampling program of available drill core sample intervals in order to compare the assays of the Winters, Dorsey samples with prior assays of the same intervals done during previous exploration drilling work.

Winters, Dorsey sampled a total of 17 drill cores that we had in storage, all of which were taken from holes located within the pit design contained in the 2000 feasibility study. Winters, Dorsey also sampled one Arimetco hole which was not in the electronic database. A total of 18 samples (11 from the Copper Chief pit and 7 from the Burro pit), representing 130 feet of existing drill core, were gathered. All of the intervals represented mineralization still remaining in place. All 18 samples were delivered to Skyline Laboratory in Tucson, Arizona on January 20, 2006, where they were assayed for total copper, acid soluble copper, and cyanide soluble copper.

For the Copper Chief deposit, the average of the total copper assays in the electronic database were in close agreement with the samples taken by Winters, Dorsey. On an individual basis, there were significant differences in six holes between the total copper assays in the electronic database and the Winters Dorsey samples. In the case of the Burro pit, the total copper assays in the electronic database were in close agreement to the total copper assays of the Winters, Dorsey samples, and the acid soluble assays in the electronic database were relatively close to those of the Winters, Dorsey samples.

In contrast, the soluble copper assays completed by Arimetco were very different from the acid soluble copper assays of the Winters, Dorsey samples. Winters, Dorsey concluded that this difference may be attributed to use by Arimetco of soluble copper assay techniques that are not directly comparable to those used on the Winters, Dorsey samples.

Winters, Dorsey concluded at the time that although the limited sampling work completed in January and February 2006 shows good correlation on average to the existing electronic database, it is not possible at this time to verify the entire original drillhole database used for the current mineral resource model and ore reserve estimates because of the following reasons: (i) missing core for the Arimetco drilled holes; (ii) missing or incomplete original logs for the Arimetco drilled holes; (iii) missing core and cuttings for the Cyprus Mines Corporation drilled holes; (iv) check assaying of old reverse circulation drill cuttings for acid soluble copper may be of limited value due to oxidation over the years they have been in storage, and (v) there are no acid soluble copper assays against which to compare the acid soluble assays of the Winters, Dorsey’s samples. (See “Risk Factors – Risks Related to Our Company.”) Winters, Dorsey noted that lack of core and cuttings from old drilling is not an unusual situation in the mining industry.

Examination of Additional Drilling Records, April 2006

In April 2006, we located a large amount of additional drilling records at the Johnson Camp Mine, which included geologic logs of drill holes by Cyprus and Arimetco and assay reports on samples of drill core and cuttings. We asked Winters Dorsey to inspect these drilling records as an additional verification to the electronic database. Winters Dorsey determined that the electronic database contained all of these additional drill holes as well as some Cyprus and Arimetco holes for which the logs could not be located. In their verification activities, Winters Dorsey concentrated mainly on Arimetco holes (86 holes totaling 25,468 feet of drilling).

Cyprus, Arimetco, and Summo all used outside, reputable commercial laboratories for assaying of the drill core sample intervals that were checked by Winters, Dorsey. Winters, Dorsey confirmed that the relevant Arimetco and Summo logs pertaining to such assayed drill core sample intervals were accompanied by signed assay certificates from each laboratory used. Winters, Dorsey further confirmed that the values from the assay certificates were in fact the values contained in the electronic database.

Cyprus’ drill core samples were taken predominantly through core drilling, which provides the most accurate drill hole sample.

Winters, Dorsey noted that Summo’s logging details are good for the 12 confirmation reverse circulation holes. However, it does not appear that Summo carried out sample quality assurance and quality control for the reverse circulation drilling. Therefore, Winters, Dorsey could not determine how representative Summo’s reverse circulation samples were, although Winters, Dorsey stated they had no reason to question the quality of Summo’s reverse circulation samples.

Winters, Dorsey concluded that the overall quality of Arimetco’s drilling logs is sufficient for an experienced geologist to interpret them. Winters, Dorsey noted that the drill hole log forms were not completed in ink, and the log forms did not include core recovery figures for the core holes. Almost 89 percent of the drilling Arimetco carried out – representing approximately 23 percent of the total project drilling carried out by Cyprus, Arimetco, Summo and our company – was reverse circulation drilling, but the relevant drilling logs did not contain any record of sample quality assurance and quality control being carried out. Therefore, Winters, Dorsey could not determine how representative Arimetco’s reverse circulation samples were. However, virtually all the Arimetco drilling was logged and sampled by the same geologist which indicates continuity of the geologic work. Winters, Dorsey did review the associated assay laboratory drill hole sample records which indicated custody of the samples was maintained by the Arimetco project geologist, consistent with standard operating procedure at the time the drilling work was carried out.

Interview With Cyprus Geologist, May 2006

Cyprus had their samples assayed at a laboratory in Tucson, Arizona, or in their own on-site laboratory at the Johnson Camp Mine. In May 2006, Winters, Dorsey met with the geologist who was responsible for much of the drilling, logging and sampling of many of the Cyprus drill holes which are in the electronic database. As a result of that meeting, Winters, Dorsey was able to confirm that the sampling procedure used by Cyprus met industry standards in place at the time it was completed.

Winters, Dorsey’s Conclusion

The electronic drill hole database was used by The Winters Company to develop the resource model which was relied upon by Winters, Dorsey in the updated feasibility study to estimate ore reserves. Therefore, the validity of the estimates assumes the accuracy of the underlying electronic database. The purpose of the random sampling program of available drill core sample intervals was to compare the assays of the Winters, Dorsey samples with prior assays of the same intervals done during previous exploration drilling work. Winters, Dorsey concluded that while the electronic database cannot be verified other than by further drilling, it reflects the geology and assays in the logs of the Cyprus and Arimetco drill holes. (See “Risk Factors – Risks Related to Our Company.”)

Summary

In summary, there have been four separate levels of data verification that have been completed by prior operating companies and others at the Johnson Camp Mine in evaluating the geological, drill hole, and assay database. Each major category or level of data verification provides a measure of confidence in the database. Taken in aggregate, all four categories provide corroboration and thus a higher degree of confidence in the data. The categories are:

  Individual inter-company verifications – Cyprus conducted their drilling and assaying with both internal and external check assay procedures for data verification, and had samples assayed at more than one external laboratory for both total and acid-soluble copper. While Arimetco did not have the same quantity of internal or external check assays, Arimetco also used a reputable independent laboratory.

  Intra-company verifications – Notwithstanding that Arimetco’s soluble copper assaying techniques was not directly comparable to the soluble copper assaying techniques used by Cyprus, Arimetco’s drilling and assaying work generally confirmed the prior drilling and assaying work undertaken by Cyprus. In addition, Summo, in evaluating the Johnson Camp Mine prior to our ownership, conducted drilling and assaying work that confirmed the work of Cyprus and Arimetco.

  Third party reviews – The updated feasibility study is an example of a third party review.

  Mine-to-deposit model production reconciliations – In preparing the 2000 feasibility study, The Winters Company compared total historical production with their geologic resource model and found both tonnage and grade to be within 0.8% of the combined Cyprus and Arimetco production. This represents a close correlation between the historical production and the resource model. Winters, Dorsey subsequently used the geologic resource model and estimates prepared by The Winters Company for the 2000 feasibility study as the geologic resource base for the updated feasibility study.

All four levels of data verification have shown only minor database errors. Winters, Dorsey have concluded that the minor database errors are within acceptable levels, and have no reason to believe that the Johnson Camp resource database does not accurately reflect the drill logs.

Metallurgical Test Work

Metallurgical testing was completed in two programs. The first was authorized by Arimetco in May 1995 and was completed at an independent laboratory. The two ore samples that were subjected to testing were collected at the Johnson Camp Mine by Arimetco personnel and consisted of, respectively, approximately 2,000 pounds of run-of-mine schist/shale ore and 8,500 pounds of run-of-mine diabase ore. Seven column tests were used to evaluate the influence of crush size on copper extraction and each ore was tested at a nominal crush size of three inches and a nominal crush size of one inch. The results of the tests showed that when leached for 60 days, crushing the ore significantly increased the copper extraction for both sizes of crushed ore. The ore was still leaching copper when the test program was stopped at 60 days.

The second test program was authorized by Summo in August 1998 and was completed at another independent laboratory. Summo personnel collected the bulk ore samples from the Burro and Copper Chief pits. The locations of the bulk samples were based on preliminary channel sampling. The rock types chosen for sampling from the Burro pit included Lower Abrigo Formation, Bolsa Quartzite, and two types of diabase ore. Only a bulk sample of oxidized diabase was obtainable to represent the Copper Chief ore, but a study of polished mineralogical sections prepared from core and/or reverse circulation drill cuttings indicated that the diabase samples taken from the Burro pit were representative of the diabase material contained in the Copper Chief deposit.

The Summo test work initially consisted of five columns, each containing 135 kilograms (approximately 298 pounds) of ore, taken from five ore samples of approximately 1,000 pounds each. Some problems were encountered with the first five columns, however, so an additional six columns were prepared and tested. All column tests were conducted at a nominal crush size of one inch based on the results from the Arimetco program, except one which was done at a nominal crush size of ½ inch.

The forecasted recoveries of copper that were relied upon by Winters, Dorsey in preparing the updated feasibility study are based on the column tests and are dependent on the crushing of the ore to a nominal size of one inch. The Arimetco test program indicated the importance of this parameter. Cyprus operated Johnson Camp Mine was for a run-of-mine operation whereby non-crushed ore was placed on the leach pads. Arimetco also ran the Johnson Camp Mine as a run-of-mine operation until late 1995, when it began crushing the ore to approximately 3 inches. Our current copper recovery estimates provide for extracting 74 to 81 percent of the total copper content of the ore mined, depending on ore type and with crushing to a nominal size of one inch.

According to Cyprus’ records, it achieved copper extraction of up to 80 percent of the acid soluble copper from uncrushed, run-of-mine material. However, the Arimetco operation, which leached new run-of-mine ore, old Cyprus run-of-mine ore, and 4.3 million tons of ore reported to have been crushed to a nominal size of three inches, achieved copper recovery (from 1991 through 1998) of 43 percent of total copper. Arimetco’s records do not distinguish between copper extracted from old Cyprus material, new run-of-mine ore, and new crushed ore.

For the 2000 feasibility study, The Winters Company, along with Nord’s metallurgical consultant, reviewed all of the laboratory test data that was available, and made some recommendations and adjustments. In the updated feasibility study, Winters, Dorsey reviewed the metallurgical test work and concurred with the metallurgical recovery estimates. As indicated above, however, the increase in projected copper recovery rates over the historic copper recovery rates is premised on ensuring that the ore is crushed to a nominal size of one inch prior to being placed on the leach pads. This is consistent with Arimetco’s initial results from leaching of crushed ore placed on a new liner system – namely, an increase in leach solution copper grade and an improvement in recoveries to the point where they matched the metallurgical test work performed on certain ore at a similar crush size.

In summary, our expectations with respect to copper recovery rates significantly exceed historical experience at the Johnson Camp Mine, as we plan to crush the ore to a smaller size with the view to increasing leaching efficiency. We believe that our expectations are reasonable, given our view that Cyprus and Arimetco placed uncrushed or improperly crushed ore on the leach pads, which resulted in differing recovery projections and rates. However, there can be no assurance that we will be able to meet these expectations and projections at an operational level. (See “Risk Factors – Risks Related to Our Company.”)

Recovery Curves

A summary of the recovery curve projections for the Copper Chief and Burro deposits is shown below. A recovery curve is essentially the amount of the copper projected to be recovered over time, expressed as a percentage of the total copper contained in a particular ore type.

The projected recoveries are based on column tests using best industry practices at the time of estimation and extrapolation. However, these projections have been prepared on the assumption, which cannot be assured, that the samples tested are representative of the entire deposit, not only with respect to ore grade and copper mineralogy, but also general leaching characteristics of the ores such as fines or clay content. The reliability of the recovery estimates is also limited by the small sample size that has been used to forecast the overall ore body recovery; the projected final copper recoveries for the deposit are merely extrapolations from the laboratory test program.

	Recovery (Cumulative Percent)
Month	Rock Type
	Burro Pit Diabase	Copper Chief Diabase	Shale and Bolsa	Abrigo
1	42.0	33.5	34.5	58.0
2	55.0	45.5	47.0	65.0
3	63.0	53.5	55.0	70.5
4	68.0	59.0	61.0	74.0
5	71.0	61.5	64.5	76.0
6	75.0	65.0	67.5	77.8
7	76.0	66.5	69.0	78.5
8	77.0	68.0	70.0	79.0
9	77.5	69.0	71.5	-
10	78.0	70.0	72.5	-
11	78.5	70.7	73.3	-
12	79.0	71.3	74.0	-
13	79.5	72.0	74.5	-
14	80.0	72.6	75.0	-
15	80.5	73.3	75.5	-
16	81.0	74.0	76.0	-

Mineral Reserve Sensitivity

Winters, Dorsey used the mine design from the 2000 feasibility study, and tested it with an estimated production rate of 25 million pounds per year and operating and capital cost estimates as of the third quarter of 2005. In the updated feasibility study, Winters, Dorsey ran Lerchs-Grossman shells and compared the pit shell volumes to the volumes of the previous pit designs. The following table is a summary of Winters, Dorsey results, and is included to illustrate the sensitivity of the pit shells to copper price.

Lerchs-Grossman Pit Shell Reserves at Various Copper Prices

				Other	Total	Total	Strip
	Proven & Probable Ore		Dump	Waste	Waste	Material	Ratio
		Total
		Copper
Base case	Tons (000)%		Tons (000)	Tons (000)	Tons (000)	Tons (000)	Waste:Ore
$0.90/lb
Copper
Burro	32,125	0.389	2,292	11,470	13,762	45,887	0.43
Copper Chief	14,920	0.357	–	8,682	8,682	23,602	0.58
Total	47,045	0.379	2,292	20,152	22,444	69,489	0.48
$0.95/lb
Copper
Burro	35,492	0.378	2,735	13,214	15,949	51,441	0.45
Copper Chief	16,742	0.348	–	10,019	10,019	26,761	0.60
Total	52,234	0.368	2,735	23,233	25,968	78,202	0.50
$1.00/lb
Copper
Burro	36,873	0.372	2,874	13,465	16,339	53,212	0.44
Copper Chief	24,168	0.334	–	19,692	19,692	43,860	0.81
Total	61,041	0.357	2,874	33,157	36,031	97,072	0.59
$1.05/lb
Copper
Burro	41,301	0.371	5,446	20,183	25,629	66,930	0.62
Copper Chief	27,842	0.321	–	22,071	22,071	49,913	0.79
Total	69,143	0.351	5,446	42,254	47,700	116,843	0.69
$1.10/lb
Copper
Burro	42,972	0.369	6,206	22,177	28,383	71,355	0.66
Copper Chief	30,407	0.312	–	23,599	23,599	54,006	0.78
Total	73,379	0.345	6,206	45,776	51,982	125,361	0.71

Pit Design

Winters, Dorsey found that the 2000 pit design was smaller than the pit indicated by current Lerchs-Grossman pit shells. Therefore, it is a conservative design for the current production rate and cost estimates. Winters, Dorsey concluded that after pit optimization is done and a new pit is designed, the open pit reserves would probably increase.

Processing

Copper production is anticipated to originate from both an active leach program of newly mined ore and the residual leaching of the existing old dumps. Crushed leach ore will be placed on top of the old heaps for the first four years. Commencing in year five the remaining leach ore will be placed on the new pad, but rinsing will continue on the older pads until the pregnant leach solution (PLS) grade is too low for profitable processing. Our operating plan includes mining, crushing the ore to a nominal size of one-inch, acidulating and drum agglomerating the crushed ore with sulphuric acid, and conveying the acidulated ore through a series of movable conveyors to the leach pads.

Winters, Dorsey examined the throughput capacity of the proposed crushing and conveying circuit and found that the equipment is adequate to meet the production goals. We have already purchased the primary crushing station for use at Johnson Camp. Winters, Dorsey has also reviewed the SX-EW processing plant expansion plans to reach production of 25 million pounds per year, and believe the modifications are adequate to reach this target. In addition, Winters, Dorsey have evaluated the PLS solution pumping system and has determined that several of the solution pumps are adequate for the system with minor modifications, and that our heap loading plan is well conceived and manageable.

Solvent Extraction Electrowinning Plant Expansion

The existing electrowinning plant consists of an older section consisting of 56 cells, each containing 21 cathodes, and a newer section made up of 16 cells, each containing 36 cathodes. Our mine plan calls for the addition of a third set of cells (termed expansion) with 16 cells, as well as the addition of a new automated stripper to strip copper cathodes from the stainless cathodes. Other planned improvements included in the SX-EW modifications are a new cell house crane, a new boiler and associated heat exchanger, a new set of electrolyte filters, a clay filter press, and an upgrade to the transformer. In addition, new pumper-mixers, a crushing system, and a sulphuric acid storage tank, will be installed. These improvements will augment the many modifications that have already been made to the original plant. In addition, a new leach pad, a new combined PLS-intermediate leach solution pond (ILS) and a storm water pond are to be constructed in an area northeast of the existing plant facilities during year four.

Production Schedule

In the updated feasibility study, Winters, Dorsey developed yearly mine schedules by pit, by ore type, and by total copper grade, and the projected recovery curves for each ore type were applied to the appropriate ore type. (See “Description of Property - Recovery Curves”). A monthly ore placement and copper recovery was developed from the yearly data by dividing yearly values by twelve. Winters, Dorsey calculated overall copper production using the monthly tons of ore placed, the ore type, the ore grade, and timed recovery curves. This data was also used to determine leach area available and to calculate required leach solution flow rates and resulting copper concentration of leach solution grades. In the production schedule as set out below, Winters, Dorsey assumed that ore placed one month would not be leached until the subsequent month and that copper cathode would not be produced from the resulting leach solution until the third month.

Our proposed operations at the Johnson Camp Mine will derive their economic value from the production and sale of copper. The projected annual production volumes for the anticipated life of the mine are as follows:

Summary of Projected Production

		Yr 1	Yr 2	Yr 3	Yr 4	Yr 5	Yr 6	Yr 7	Yr 8	Yr 9	Yr 10	Yr 11	Total
Ore mined	tons (000)	2,240	4,408	3,149	4,100	4,765	4,317	3,071	4,621	4,471	—	—	35,142
Ore grade	% TCu	0.271	0.364	0.544	0.385	0.312	0.397	0.558	0.356	0.382	—	—	0.393
Contained Copper	lbs (000)	12,163	32,133	34,292	31,610	29,780	34,319	34,302	32,947	34,202	—	—	275,749
Annual Recovery, ore mined (1)	TCu	38%	68%	68%	74%	79%	68%	73%	76%	73%			77%
Cathode Production
Copper extracted from ore mined	lbs (000)	5,413	22,844	24,527	25,963	24,706	25,902	25,854	24,259	25,189	8,391	265	213,313
Copper from residual leach	lbs (000)	2,275	2,600	1,600	1,600	1,600	1,600	—	—	—	—	—	11,275
Change in copper inventory	lbs (000)	(767)	(913)	(1,127)	(2,563)	(1,306)	(2,502)	(854)	741	(189)	5,708	3,772	—
Total	lbs (000)	6,921	24,531	25,000	25,000	25,000	25,000	25,000	25,000	25,000	14,099	4,037	244,588

Note
(1)	Copper in ore mined in a given year may not be recovered until the following year. Excludes copper from residual leach.

Project Feasibility

The updated feasibility study contains an economic assessment of the Johnson Camp Mine based on the mine plan included in the 2000 feasibility study, capital and operating estimates as of the third quarter of, 2005, and 36 month average copper prices ending on September 30, 2005 of $1.14 per pound. However, Winters, Dorsey did not redesign the open pit phases used in the 2000 feasibility study, but instead investigated the economic viability of the 2000 designs at third quarter 2005 costs, a higher copper production rate and a copper price of $0.90 per pound. The copper price of $0.90 per pound reflects our view of the long-term price of copper at the commencement of the 2005 feasibility study. We instructed Winters, Dorsey to use a three-year trading average copper price of $1.14 per pound in our economic assessment in compliance with SEC guidelines.

The economic assessment was developed by Winters, Dorsey, using a production schedule derived from reserves. Because the reserves are based on a copper price of US$0.90 per pound that is lower than the current market price, the economic assessment should be viewed as subject to change.

The table below includes a summary of production, cash operating costs, and capital costs estimated for the life of the Johnson Camp Mine as of September, 2005. The mine production includes the combined annual mine production schedule for the Burro and Copper Chief open pits. The operating costs represent the costs for contractor mining of both the ore and waste (as we plan to use a mining contractor to mine both the Burro and Copper Chief deposits, but our own employees for other activities), crushing and conveying, leaching, solvent, extraction and electrowinning, and plant auxiliary costs. The total cash operating costs shown in the table below are the sum of all administrative, operating and property and severance tax costs. Finally, the table includes the capital cost estimate for the life of the operations at the Johnson Camp Mine. The first year’s capital cost is estimated to be $20.495 million including approximately $17.946 million for initial plant cost.

Production, Operating and Capital Costs
for the Johnson Camp Mine

	Production	Operating Costs,
	Ore mined	Excluding Delivery	Capital costs
	tons (000)	$(000)(1)	$(000)(1)
Year 1 2006	2,240	8,060	20,495
Year 2 2007	4,408	18,052	53
Year 3 2008	3,149	14,445	58
Year 4 2009	4,100	19,776	8,603
Year 5 2010	4,765	18,979	68
Year 6 2011	4,317	15,634	2,168
Year 7 2012	3,071	12,571	78
Year 8 2013	4,621	18,875	78
Year 9 2014	4,471	17,046	438
Year 10 2015	-	4,497	53
Year 11 2016	-	2,406	43
Year 12 2017	-	25	1,483
Year 13 2018	-	25	1,483
Total	35,142	150,391	35,101

(1)	Cost estimates as of September 2005.

Royalty Obligations

Copper metal produced from Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1 million.

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

The rights of mineral claimants on federal lands are governed by both the Mining Law of 1872 and the mining claim location requirements of Arizona law. Under federal mining law, a mining claim may be patented and conveyed from the United States into fee ownership. An unpatented mining claim is a right of possession in the claimant to develop and mine federal lands and minerals owned by the United States. Mining claims are located in accordance with both state and federal law, which require notice by monumenting and registration with the county recorder; an annual affidavit showing monies spent on labor or improvements is required to maintain the claim. Congress has placed a moratorium on the processing of mineral patent applications filed after 1994.

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

Environmental and Permitting Issues

The Johnson Camp property has undergone mining activities for a period of over 125 years. Consequently a number of impacted areas exist on the site. When we acquired the Johnson Camp property, it included a number of conditions which constituted state environmental violations which we assumed from Arimetco Accordingly, in connection with the acquisition, we entered into a Consent Order in January 2001 with the Arizona Department of Environmental Quality (“ADEQ”). We agreed to upgrade and improve certain of the facilities and complete certain remediation activities at the Johnson Camp property by September 2000. On September 7, 2002, the ADEQ issued a Compliance Order to us indicating that our operation of the Johnson Camp Mine was in violation of certain aquifer protection laws, as well as the terms of our Consent Order and ordering us to bring the Johnson Camp Mine into compliance with the aquifer protection laws. We are allowed to produce copper from the Johnson Camp Mine while the Compliance Order is in effect (see “Legal Proceedings”).

In the updated feasibility study, Winters, Dorsey concluded that there are no environmental or permitting issues that would pose a barrier to the current development schedule. The Aquifer Protection Permit is in the last stages for approval/negotiation, as are some of the issues on closure and reclamation. Several of the closure issues are tied to the final Aquifer Protection Permit.

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

Air Quality Permit

We will require a new air quality permit from ADEQ for the Johnson Camp Mine. We will also require a new air quality permit from ADEQ for the screening plant for the landscape and aggregate rock operation. Estimated time to receive air quality permits is 3-6 months from time the application is submitted.

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

Coyote Springs

In January 2004, our company acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC to purchase the leasehold rights and mining claims located in the Safford mining district in Graham County, Arizona, described as “Coyote Springs”, consisting of two State of Arizona exploration leases and 52 unpatented mining claims. The Coyote Springs property is a porphyry copper-gold exploration target with exposed, surface copper oxides and considerable potential for deeper copper sulfides.

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

The parameters used in estimating mining and processing efficiency are typically based on testing and experience with previous operations. Various unforeseen conditions can occur that may materially affect the estimates. In particular, unless proper care is taken to ensure that proper ore grade control is employed and that other necessary steps are taken, we may not be able to achieve production forecasts as planned. In addition, our projected production is based on anticipated copper recoveries at the Johnson Camp Mine that are in excess of historical experience, which may result in an overestimation of our mining and processing efficiency.

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

Our estimates of reserves are inherently subject to error, particularly since we have no recent operating history on which to base such estimates. Our actual results will differ due to unforeseen events and uncontrollable factors that can have significant adverse impacts.

The Johnson Camp Mine has no recent operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed by third parties, the methodologies and results of which we have assumed are reasonable and accurate, which results form the basis for, and constitute a fundamental variable in, the updated feasibility study completed by Winters, Dorsey. Winters, Dorsey derived estimates of cash operating costs based upon information provided by Nord and anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors.

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

Our estimates of reserves are based in large part on sampling data produced by third parties and on amounts of metallurgical testing that are less extensive than normal. In addition, our expected copper recovery rates at the Johnson Camp Mine significantly exceed historical experience at the property. There is no assurance that we will be able to meet these expectations and projections at an operational level.

We caution that our expectations with respect to copper recovery rates significantly exceed historical experience at the Johnson Camp Mine, as we plan to crush the ore to a smaller size with the view to increasing leaching efficiency. In addition, our projections of copper recovery are based on amounts of metallurgical testing that are less extensive than are commonly used in the industry for evaluating oxide copper deposits. Furthermore, our estimates of ore reserves reflect consumption projections for sulfuric acid and other consumable items that were developed using a limited number of samples taken by the former operators of the mine on the Johnson Camp property, which may not be representative of the characteristics of the copper deposits. There is no assurance that we will be able to meet these expectations and projections at an operational level.

We have evaluated the commercial viability of the Johnson Camp Mine based on an estimate of ore reserves that is premised on the geologic resource model and estimate prepared by The Winters Company in 2000. The Winters Company, in turn, had relied largely on drilling, sampling and assay data that had been developed by Cyprus, Arimetco and Summo, the accuracy of which cannot be assured.

We have evaluated the commercial viability of the Johnson Camp Mine based on an estimate of ore reserves contained in the updated feasibility study. The geologic resource model and estimate prepared by The Winters Company for the 2000 feasibility study was used as the geologic resource base. The

Winters Company, in turn, had relied largely on drilling, sampling and assay data that had been developed by the previous operators of Johnson Camp Mine, Cyprus and Arimetco, and by Summo. Winters, Dorsey reviewed the methods used by The Winters Company for mineral resource and reserve estimation in the 2000 Feasibility Study, and in Winters, Dorsey’s opinion those methods were appropriate and correct. However, the validity of the estimates assumes the accuracy of the underlying drill hole electronic database.

We and Winters, Dorsey have conducted additional due diligence, such as reviews of historical project geological drill logs and assay certificates that have recently been located, but no additional drilling. However, complete accuracy of the drill hole electronic database cannot be assured.

Cyprus, Arimetco and Summo used different approaches to drilling, sampling and assay analysis, with the result that their respective results may not be comparable and thereby increase the risk of an overestimation of ore reserves.

Cyprus, Arimetco and Summo used different approaches to drilling, sampling and assay analysis which may not be comparable. In particular, the soluble copper assay techniques used by Arimetco for ore grade estimation is not directly comparable to the soluble copper assay techniques used by Cyprus. The use of two incomparable approaches by Cyprus and Arimetco could have led to inconsistencies in or the skewing of the data underlying our estimates, thereby increasing the risk of an overestimation of ore reserves at Johnson Camp Mine, as well as increasing the risk of a material inaccuracy in the updated feasibility study.

Winters, Dorsey performed limited sampling work at the Johnson Camp Mine, and Winters, Dorsey concluded that it is therefore not possible at this time to verify the entire drill hole electronic database used for the current resource model and ore reserve estimates. Winters, Dorsey has largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data which constitute a fundamental variable input in the updated feasibility study.

Winters, Dorsey was only able to perform limited sampling work at the Johnson Camp Mine in January and February 2006. Winters, Dorsey concluded that it is not possible for them to verify the entire original drill hole electronic database used for the current mineral resource model and ore reserve estimates because of the following reasons: (i) missing core and cuttings for the Arimetco drilled holes; (ii) missing or limited original core and cuttings logs for the Arimetco drilled holes; (iii) missing core and cuttings for the Cyprus Mines Corporation drilled holes; (iv) check assaying of old reverse circulation drill cuttings for acid soluble copper may be of limited value due to oxidation over the years they have been in storage, and (v) there are no acid soluble copper assays against which to compare the acid soluble assays of the Winters, Dorsey’s samples. Although the limited sampling done by Winters, Dorsey shows good correlation on average to the existing electronic database, it cannot be completely verified at this time. Consequently, we and Winters, Dorsey have largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data. Accordingly, there is a risk that results would vary if additional sampling work were undertaken. This, in turn, could adversely impact on the current mineral resource model and ore reserve estimates, as well as increasing the risk of a material inaccuracy in the updated feasibility study completed by Winters, Dorsey.

Our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays rather than on soluble copper assays, and our expectations with respect to copper recovery are based on results of metallurgical testing that may not be duplicated in larger scale tests under onsite conditions or during production. As a result, there is a risk that we may have over-estimated the amount of recoverable copper.

Our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays rather than soluble copper assays. A reserve estimate based on total copper is an indirect measurement of the amount of copper that is metallurgically available for recovery. There can be no assurance that metallurgical recoveries in small scale laboratory tests will be duplicated in larger scale tests under onsite conditions or during production. Accordingly, there is a risk that we may have over-estimated the amount of recoverable copper. (See “Description of Property – Reserves”.)

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

We are currently indebted to Nedbank Limited in the amount of $4,900,000. We have issued a secured promissory note to Nedbank Limited that has been amended so that it will now mature on the earlier of August 15, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. We currently do not have the means to repay the note. In connection with bridge loan financing from Nedbank Limited in the total principal amount of $4,900,000, we have delivered a deed of trust, assignment of rents, security agreement and fixture filing that grants to Nedbank Limited a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including patented mining claims, fee lands and unpatented mining claims. Nedbank Limited would be entitled to realize upon the security interest if we are unable to repay or refinance the loan as it becomes due and seize our assets. There is no assurance that we will be able to raise sufficient financing to repay this loan as it becomes due, or upon our ability to refinance the loan on acceptable terms, if at all. We have obtained credit approval from Nedbank Limited for a debt financing facility of up to $14 million for the reactivation of the Johnson Camp Mine. The credit approval is subject to certain conditions precedent described in more detail in this annual report, including the company raising a minimum of $18 million in additional financing, which cannot be assured.

We require substantial financing to complete the development and reactivation of the Johnson Camp Mine, the availability of which cannot be assured.

We estimate that the initial capital costs for the reactivation of the Johnson Camp Mine will be approximately $22 million (including working capital), expected to be incurred within the first two years of project start up. We estimate we will incur a further $9 million in the following two years. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. The estimated capital costs of the Johnson Camp Mine, as well as our estimated operating costs, were provided by Nord and reviewed by Winters, Dorsey, for inclusion in the updated feasibility study. Those estimates may change with our actual experience as our mine plan is implemented. We may therefore require substantial additional financing to carry out our mine plan, and we may be forced to effect a reverse split (consolidation) of our issued and outstanding shares of common stock, if approved by our shareholders, in connection with our pursuit of financing alternatives. We cannot guarantee that we will be able to obtain such additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may be forced to maintain the Johnson Camp Mine on care and maintenance status indefinitely.

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

The Johnson Camp property consists of 59 patented lode mining claims, 102 unpatented lode mining claims and 617 acres of fee simple lands. The copper processing facilities and the Copper Chief and Burro bulk mining pits that serve as focal points for our mine plan are located on the patented mining claims or fee simple parcels. However, we may in the future mine areas that are on unpatented mining claims. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the United States General Mining Law, including the requirement of a proper physical discovery of a valuable lode mineral within the boundaries of each claim and proper compliance with physical staking requirements. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of United States federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.

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

The costs of reclamation included in the updated feasibility study are estimates only and may not represent the actual amounts which will be required to complete all reclamation activity. It is not possible to determine the exact amount that will be required, and the amount that we will be required to spend could be materially different than current estimates. Reclamation bonds or other forms of financial assurance represent only a portion of the total amount of money that will be spent on reclamation over the life of the Johnson Camp Mine operation. Although Winters, Dorsey has included estimated reclamation amounts provided by Nord in the updated feasibility study, it will be necessary to revise the planned expenditures, and the operating plan for the mine, in order to fund required reclamation activities. Any additional amounts required to be spent on reclamation may have a material adverse affect on our financial condition and results of operations.

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

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. The additional sales practice and disclosure requirements imposed upon broker dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

Our operations are subject to environmental risks and environmental regulation. Our failure to manage such risks or comply with such regulation will potentially expose us to significant liability.

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

Our failure to contain or adequately deal with hazardous materials may expose us to significant liability for which we may not be insured.

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

Action Against Titanium Resources Group

In August 2005, we granted to Titanium Resources Group an option to acquire our Class B share in SRL Acquisition No. 1 (see “Description of Business – Development of Our Business” for additional information). We subsequently sold a 2/15 fractional interest in the Class B share to Titanium Resources Group in consideration of $200,000 plus the amount of $100,003 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share. We then discovered that Titanium Resources had made arrangements to list its shares on the Alternative Investment Market of the London Stock Exchange. On December 3, 2005, we initiated legal proceedings against Titanium Resources Group in the District Court, 134th District, Dallas County, Texas, claiming, among other things, that they purposefully concealed the pending public offering from us during the negotiation of the option agreement and thereby deprived us of the opportunity to account for the positive impact the AIM listing would have on the value of the Class B share in determining a fair price for the share. Further, as disclosed in the AIM listing, Titanium Resources Group had orchestrated a change in the corporate structure of the mine’s ownership. We allege that this was done without our consent and is contrary to their agreement with us. This matter proceeded to private mediation in March 2006, and the mediator directed the production of documents. Only some of the documents have been produced by Titanium Resources Group, and negotiations are ongoing.

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

Holders

The number of holders of record of our common stock, $.01 par value, as of May 31, 2006 was 2,282.

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

Number of
	securities to be	Weighted	Number of securities
	issued upon	average exercise	remaining available for
	exercise of	price of	future issuance under
	outstanding	outstanding	equity compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected in
	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	4,739,999	$0.25	N/A
Total(1)	4,739,999	$0.25	None

(1)

Includes certain options granted to executive officers pursuant to employment agreements described in more detail under the caption “Employment Contracts and Termination of Employment and Change-In-Control Arrangements.”

Recent Sales of Unregistered Securities

We issued securities in the following transactions without registering the securities under the Securities Act:

On May 31, 2006, in connection with the advance to us of an additional $1,000,000 by Auramet Trading (who acted through Nedbank by way of an amendment to the $3,900,000 Nedbank bridge loan), we issued to Auramet warrants for the purchase of 250,000 shares of our common stock, exercisable for a period of two years at an exercise price of $1.15 per share, being equal to 110% of the average closing price of the Corporation’s common stock (as quoted on the Pink Sheets LLC) for the 20 trading days prior to the date of the Amended and Restated Secured Promissory Note. We issued these securities Auramet, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 16, 2006 we issued a total of 800,000 stock options to our four non-executive directors pursuant to our 2006 Stock Incentive Plan. The options will vest as to one-third upon approval of the 2006 Stock Incentive Plan by our stockholders, as to one-third on February 15, 2007 and as to the balance on

February 15, 2008. The options are exercisable for a period of ten years at an exercise price of $1.05 per share; provided, however, that if we effect a registered public offering of our securities of at least $20,000,000 no later than November 1, 2006, the exercise price will be the greater of $1.05 and that amount that is equal to 75% of the offering price per security under such registered offering. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Upon execution and delivery of our Modification Agreement with Nedbank dated May 15, 2006 in relation to our bridge loan from Nedbank, we issued a total of 100,000 warrants exercisable no later than May 15, 2008, of which 75,000 were issued to Nedbank and 25,000 were issued to Auramet Trading. Each warrant will entitle the holder to purchase one share of our common stock for a period of two years, at an exercise price of $1.00, being an amount equal to the average of the closing price of our common stock (as quoted on Pink Sheets LLC) for the twenty trading days prior to May 15, 2006. We issued these securities to Nedbank and Auramet Trading, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 12, 2006, we issued 176,471 shares of our common stock valued at $88,236 to Nick Tintor, our President and Chief Executive Officer pursuant to his employment agreement. We issued these securities to Mr. Tintor, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

In connection with our bridge loan financing transaction with Nedbank completed on November 8, 2005, we issued stock purchase warrants to Nedbank. The number of warrants was to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (on November 8, 2005) by the final price at which a share of our stock is sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before November 8, 2007, provided that we completed a public offering of our common stock on or before May 8, 2006. Since we did not complete such an offering by May 8, 2006, the warrants expired in accordance with their terms on May 8, 2006, and we issued new warrants to Nedbank for the purchase of 743,590 shares of our common stock at an exercise price of $0.88 per share, being the amount equal to the average closing price of our common stock as quoted on the Pink Sheets LLC for the 20 trading days prior to May 8, 2006. The new warrants shall expire on May 8, 2008. We issued these securities to Nedbank, an accredited investor, relying on section 3(a)(9) of the Securities Act of 1933, as amended.

In connection with our bridge loan financing transaction with Auramet Trading completed on October 17, 2005, we issued stock purchase warrants to Auramet Trading. The number of warrants was to be calculated by dividing the Canadian dollar equivalent of $1,000,000 (on October 17, 2005) by the final price at which a share of our stock was sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before October 17, 2007, provided that we completed a public offering of our common stock on or before April 17, 2006. In the event that we did not complete such an offering by April 17, 2006, the warrants were to expire on April 17, 2006, and we were required to issue new warrants to Auramet Trading for the purchase of 256,410 shares of our common stock at an exercise price equal to the average closing price of our common stock for the 20 trading days prior to April 17, 2006. Since we did not complete a public offering by April 17, 2006, we issued the 256,410 replacement warrants to Auramet Trading. The new warrants are exercisable at a price of $0.56 per share and shall expire on April 17, 2008. We issued these securities to Auramet Trading, an accredited investor, relying on section 3(a)(9) of the Securities Act of 1933, as amended.

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

During the first quarter of 2006, 2,700,000 stock options were exercised at an exercise price of $54,000. We issued the underlying common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 1, 2006, Erland A. Anderson, our Chief Operating Officer, voluntarily surrendered for cancellation stock options entitling him to purchase up to 675,000 shares of our common stock at an exercise price of $0.02 per share, being the market price of one share of common stock on the date of grant. In exchange for such options, we granted to Mr. Anderson replacement options entitling him to purchase up to 675,000 shares of our common stock, exercisable for five years at an exercise price of $0.50 per share. We issued these securities to Mr. Anderson, an accredited investor, relying on Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933, as amended, and/or Section 3(a)(9) of the Securities Act of 1933.

During 2005, we issued 430,000 shares of our common stock valued at $127,700 to John Perry, our Senior Vice President and Chief Financial Officer. During the first quarter of 2006, we issued an additional 60,000 shares of our common stock to Mr. Perry, valued at $31,600. In April and May 2006, we issued a total of 290,000 shares of our common stock to Mr. Perry, valued at $117,800. We issued these securities to Mr. Perry, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

In September 2005, we commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, is being offered for $0.35 per unit. During the year ended December 31, 2005, we sold 819,644 units for $286,875. During January, 2006, we sold an additional 80,000 units for gross proceeds of $28,000 pursuant to the final tranche of this private placement. As at January 31, 2006, we had sold 899,644 units for a total of $314,875 pursuant to this private placement. The stock purchase warrants have an exercise price of $0.40 and expire in three years. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of December 31, 2005 and December 31, 2004:

	As of	As of
	December 31, 2005	December 31, 2004
Cash reserves	$141,197	$665,828
Working capital	$(4,288,886)(1)	$(3,767,262)(2)

(1)	Includes $4,438,359 in current portion long-term debt.
(2)	Includes $2,909,514 in current portion long-term debt.

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

2.

In October 2002, we signed a promissory note in the amount of $95,000 related to our purchase of an Ingersoll Rand blasthole drill. The note bears interest at an annual rate of 12% with monthly payments of $4,472, and is secured by the equipment. The promissory note matured in November 2004, however, on August 16, 2005, the holder of our equipment note sold the loan to an unrelated party. Subsequent to this sale, the terms of the original $95,000 promissory note dated October 2002 were amended to allow for deferment of all past due payments along with any scheduled payments until December 31, 2006, thus curing our default that existed under this promissory note.

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

We paid Auramet Trading, as arranger of the bridge financing, a mandate fee of $15,000 and issued them 250,000 warrants for the purchase of an equal number of shares of our common stock. The warrants were to be exercisable on or before October 17, 2007 at an exercise price equal to the final price at which our shares are sold in a public offering, provided that if we did not complete such an offering of our common stock on or before April 17, 2006, then the exercise price would be the average closing price of our common stock for the 20 trading days prior to April 17, 2006. Since we did not complete a public offering by April 17, 2006, we issued an amended and restated warrant certificate to Auramet to fix the exercise price at $0.56 per share.

In addition to the 250,000 warrants issued to Auramet Trading discussed above, we also issued additional warrants to Auramet Trading for the purchase of our common stock. The number of warrants was to be calculated by dividing the Canadian dollar equivalent of $1,000,000 (on October 17, 2005) by the final price at which a share of our stock was sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before October 17, 2007, provided that we completed a public offering of our common stock on or before April 17, 2006. In the event that we did not complete such an offering by April 17, 2006, the warrants were to expire on April 17, 2006, and we were required to issue new warrants to Auramet Trading for the purchase of 256,410 shares of our common stock at an exercise price equal to the average closing price of our common stock for the 20 trading days prior to April 17, 2006. Since we did not complete a public offering by April 17, 2006, we issued the 256,410 replacement warrants to Auramet. The new warrants are exercisable at a price of $0.56 per share and shall expire on April 17, 2008.

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

A secured promissory note was issued to Nedbank that provides for interest only payments at a rate of 9% per annum, payable monthly, and the note was to mature on the earlier of May 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000. We have negotiated an extension of the maturity date, such that the note will now mature on the earlier of August 8, 2006 or the closing of an equity offering in which we raise not less than $25,000,000. The note is secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated November 8, 2005, relating to the Johnson Camp property. These instruments give Nedbank a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property.

We issued warrants to Nedbank for the purchase of our common stock. The number of warrants was to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (on November 8, 2005) by the final price at which a share of our stock is sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before November 8, 2007, provided that we completed a public offering of our common stock on or before May 8, 2006. Since we did not complete such an offering by May 8, 2006, the warrants expired in accordance with their terms on May 8, 2006, and we issued new warrants to Nedbank for the purchase of 743,590 shares of our common stock at an exercise price of $0.88 per share, being the amount equal to the average closing price of our common stock as quoted on the Pink Sheets LLC for the 20 trading days prior to May 8, 2006. The new warrants shall expire on May 8, 2008.

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

We have negotiated a further debt financing facility with Nedbank in connection with our plans to reactivate the Johnson Camp Mine. On January 31, 2006, we were advised by Nedbank that its Credit Committee has approved in principle a $14 million debt financing facility for the development of the Johnson Camp Mine, subject to:

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

Extension of Nedbank Bridge Loan

On May 5, 2006, we entered into a letter agreement with Nedbank extending the maturity date of the $3,900,000 secured promissory note payable to Nedbank from May 8, 2006 to May 15, 2006. We subsequently entered into a formal Modification Agreement with Nedbank dated as of May 15, 2006, which provides for the extension of the maturity date of the $3,900,000 secured promissory note to the earlier of August 15, 2006 and the closing of a registered equity offering by tour company of not less than $20,000,000. Upon execution of the Modification Agreement, we paid a $39,000 fee to Nedbank.

Under the terms of the Modification Agreement, we continue to be obligated to make interest-only payments to Nedbank, but at the slightly higher interest rate of 10% per annum (an increase of 1% per annum), payable monthly. The interest rate will increase to 13% in the event of a default by our company.

Upon execution and delivery of the Modification Agreement, we issued an additional 100,000 warrants exercisable no later than May 15, 2008, of which 75,000 were issued to Nedbank and 25,000 were issued to Auramet. Each warrant will entitle the holder to purchase one share of our common stock for a period of two years, at an exercise price of $1.00, being an amount equal to the average of the closing price of the Corporation’s common stock (as quoted on Pink Sheets LLC) for the twenty trading days prior to May 15, 2006.

Additional Advance Under the Nedbank Bridge Loan

On May 31, 2006, Auramet Trading, acting through Nedbank, advanced an additional $1,000,000 loan to our company. This amount has been added to the outstanding principal under the existing $3,900,000 secured loan from Nedbank.

Upon closing of the additional $1,000,000 advance, we executed and delivered, among other things: (a) an Amended and Restated Secured Promissory Note dated May 31, 2006, payable to Nedbank in the principal amount of $4,900,000; (b) a First Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing; and (c) an Amendment to the Subordination Agreement with Mr. Hirsch and Mr. Seymour. The Amended and Restated Promissory Note matures on the earlier of: (a) August 15, 2006; and (b) upon the closing of a registered equity offering by our company which raises not less than $20,000,000. We are obligated to make interest-only payments to Nedbank, at an interest rate of 10% per annum (an increase of 1% per annum over the interest rate under the original secured promissory note issued to Nedbank), payable monthly. The interest rate would increase to 13% (an increase of 1% per annum over the default rate of interest under the original secured promissory note) in the event of a default.

In consideration of the additional loan advance, we have paid to Auramet the sum of $40,000 and have issued to Auramet warrants for the purchase of 250,000 shares of our common stock, exercisable for a period of two years at an exercise price of $1.15 per share, being equal to 110% of the average closing price of the Corporation’s common stock (as quoted on the Pink Sheets LLC) for the 20 trading days prior to the date of the Amended and Restated Secured Promissory Note.

Loans from Ronald Hirsch and Stephen Seymour

During 2004, we issued convertible promissory notes to Stephen Seymour and Ronald Hirsch in the principal amounts of $66,000 and $106,000, respectively. The loans evidenced by these convertible notes accrue interest at 10% per annum, are unsecured and have been extended to mature on the earlier of August 15, 2006, or the closing of an equity offering in which our company raises at least $25 million, unless converted in accordance with their terms. The principal amounts of these loans (and at our option, the accrued interest thereon), may be converted on their maturity dates into common stock at the conversion price of $0.20 per share. The proceeds of these loans were used to fund our activities at the Johnson Camp property and for general corporate purposes. A beneficial conversion feature is associated with each of the convertible notes since the value of our company’s common stock exceeded the debt conversion price on the dates of the respective loans.

During June 2004, Mr. Hirsch exercised 1,750,000 stock options at an aggregate exercise price of $35,000. Subsequently, during April 2005, Mr. Hirsch and our company agreed to rescind this stock option exercise and to reinstate the original 1,750,000 options at the exercise price and with the expiration date of the options under the original grant. We issued a convertible promissory note to Mr. Hirsch in the amount of $35,000 and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10% per annum and was convertible at maturity on January 1, 2006 into shares of our common stock at a conversion price of $0.175 per share. The maturity of this loan has been extended to the earlier of August 15, 2006 or the closing of an equity offering in which we raise at least $25 million. This promissory note contains a beneficial conversion feature of $25,000 due to the value of our common stock exceeding the debt conversion price on the date of the loan. As a result, we recognized approximately $490,000 of compensation expense as of the grant date of the new option.

On June 21, 2005, our company entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and was to have matured on December 31, 2005, and is collateralized by accounts receivable, inventory, property and equipment, and other assets. The maturity of this loan was extended to the earlier of May 8, 2006, or the closing of an equity offering in which the Company raises at least $25 million, and commencing May 1, 2006, the interest rate was changed from 6.0% per annum to M&T Bank’s prime rate. By letter agreement dated May 5, 2006, the maturity date was further extended to August 15, 2006. In consideration for the issuance of the line of credit, our company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to our company. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years.

Mr. Hirsch, Mr. Seymour and Nedbank have entered into an amended Subordination Agreement dated May 31, 2006, whereby Mr. Hirsch and Mr. Seymour have agreed to subordinate all of their present and future loans to us in favor of any and all indebtedness that we have with Nedbank, including the $4,900,000 bridge loan described above.

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

During the year ended December 31, 2005, we sold 100,000 common shares of Allied Gold over the facilities of the Australian Stock Exchange for net proceeds of $29,214. We sold an additional 3,981,000 common shares of Allied Gold during the first quarter of 2006 for net proceeds of $1,322,150.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials as current period costs. It also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 applies to inventory costs incurred in the first financial year beginning after June 15, 2005. We adopted the provisions of SFAS No. 151 on January 1, 2006, which had no impact on our company’s consolidated financial statements.

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

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Ronald A. Hirsch(1)	62	Director and Chairman	September 7, 2000
Laguna Beach, CA

Nicholas Tintor(1)	50	Director, President and Chief Executive Officer	February 15, 2006
Mississauga, ONT

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Stephen D. Seymour	64	Director	October 15, 2003
Baltimore, MD

Wade D. Nesmith	54	Lead Director	February 15, 2006
North Vancouver, BC

Douglas P. Hamilton	64	Director	February 15, 2006
North Chatham, MA

John F. Cook	66	Director	February 15, 2006
Roslin, ONT

Erland A. Anderson(2)	62	Executive Vice President and Chief Operating	N/A
Tucson, AZ		Officer

John T. Perry	40	Senior Vice President, Chief Financial Officer,	N/A
Tucson, AZ		Secretary and Treasurer

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

Douglas P. Hamilton – Mr. Hamilton has been a director of our company since February 15, 2006. He has over 30 years of experience in operations and finance in the power generation, automotive and aerospace industries. Mr. Hamilton has been retired since 1997. Prior to his retirement, he was Senior Vice President – Finance and Chief Financial Officer of Barnes Group Inc. (1996-1997) and Vice President – Finance and Control of U.S. Power Generation Businesses for Asea Brown Boveri, Inc. (1993-1996). Prior to that, he held various executive and management positions at United Technologies Corporation and Ingersoll-Rand Company. Mr. Hamilton holds an AB degree in Engineering Science from Dartmouth College and an MBA in accounting from Columbia University.

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

Executive Committee

The Executive Committee is comprised of Wade D. Nesmith, Stephen D. Seymour and Douglas P. Hamilton. Wade D. Nesmith is the Chairman of the Executive Committee. Mr. Nesmith and

Mr. Hamilton have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide. The purpose of the Executive Committee is to exercise all the powers and authority of the Board in the management of the property, affairs and business of the Company, except as otherwise provided in Section 141©(1) of the Delaware General Corporation Law and Section 3.10 of the Company’s By-Laws.

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

(the “named executive officers”) are set out in the summary compensation table below.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
				Other	Common	Restricted	Long Term
				Annual	Shares Under	Shares or	Incentive	All Other
Name and				Compen-	Options/ SARs	Restricted	Plan	Compen-
Principal	Fiscal	Salary	Bonus	sation	Granted	Share Units	Payouts	sation
Position	Year	($)	($)	($)	(#)	($)	($)	($)

Ronald A.	2005	200,000(2)	–	–	–	–	–	–
Hirsch	2004	200,000(2)	–	–	–	–	–	–
Chairman and	2003	–	–	90,000(3)	3,000,000(4)	–	–	–
Chief Executive
Officer(1)

Erland A.	2005	150,000(6)	–	–	–	–	–	–
Anderson	2004	150,000(6)	–	–	–	–	–	–
President and	2003	109,890(6)	–	–	1,500,000	–	–	–
Chief Operating
Officer(5)

John T. Perry	2005	52,700(7)	75,000(8)	–	500,000	–	–	–
Senior Vice	2004	–	–	–	–	–	–	–
President, Chief	2003	–	–	–	–	–	–	–
Financial Officer,
Secretary, and
Treasurer

Notes

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

Notes
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

Nicholas Tintor

On February 15, 2006, Nicholas Tintor accepted our offer to serve as President and Chief Executive Officer of our Company pursuant to a letter agreement that contemplated the execution and delivery of a definitive Executive Employment Agreement between our company and Mr. Tintor within 30 days of the date of his acceptance of our offer. We and Mr. Tintor have been negotiating the terms of the Executive Employment Agreement in good faith. The term of his Executive Employment Agreement will be for three years and his initial salary will be $6,000 per month, increasing to $200,000 per annum contingent and effective upon the Company receiving funding of at least $25,000,000. Until such time as our Company receives such funding, Mr. Tintor’s salary will be accrued but will remain unpaid. Mr. Tintor will report to the Executive Committee of the Company’s Board of Directors and will voluntarily resign from his executive positions if our Company does not receive funding of at least $25,000,000 on or before August 31, 2006. We agreed to pay Mr. Tintor a signing bonus of $150,000, payable as to $75,000 as soon as practicable following the adoption of a formal stock incentive plan and $75,000 on the one-year anniversary of his acceptance. The bonus is to be paid in shares of common stock, to be issued as fully paid and non-assessable at a deemed issue price per share equal to the market price of our common stock, less a 15% discount to reflect their status as “restricted securities” with the meaning assigned in Rule 144 under the Securities Act of 1933, as amended. On May 12, 2006, we issued 176,471 shares of our common stock to Mr. Tintor in payment of the initial $75,000 installment of the signing bonus; the shares were valued at $88,236 at the time of issuance. Additionally, we have granted Mr. Tintor 500,000 options to purchase shares of common stock with a term of three years. All of the options will vest upon stockholder approval of the stock incentive plan. Mr. Tintor will also receive all normal Company benefits and be eligible for participation in future Company stock option and executive bonus plans as implemented by our Board of Directors.

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

On April 18, 2005, we entered into an employment agreement with John T. Perry to serve as our Senior Vice President and Chief Financial Officer. The term of this agreement is for two years, and the agreement is subject to automatic renewal for successive one year periods unless cancelled by either of the parties. Mr. Perry’s base salary under the agreement is $175,000 annually, although Mr. Perry has agreed to accept 20,000 shares of common stock per month under his memorandum of understanding with us, in lieu of cash salary, until we have received funding of at least $10,000,000. The agreement also confirms that Mr. Perry will be compensated in the form of common shares of our company until such time as we complete a financing of at least $10,000,000. In addition, Mr. Perry is entitled to participate in a formal incentive stock option plan, once adopted by us. Mr. Perry is also entitled to participate in all health, insurance, retirement and other benefits provided to our other senior executives pursuant to authorization by our Board of Directors. Absent a change in control, if we terminate Mr. Perry for any reason not for cause, we must pay Mr. Perry’s salary and health and dental insurance premiums for the greater of remainder of the term or 12 months. Following a change in control, in the event we terminate Mr. Perry for any reason other than for death/disability or cause, we are required to pay Mr. Perry all accrued unpaid salary, bonuses, expenses, a lump sum equal to three times his base salary, and we are required to pay for his health, dental, and disability insurance premiums for 18 months. Mr. Perry may also elect to terminate his employment following a change of control and receive these payments. On February 15, 2006, we entered into a waiver agreement with Mr. Perry to confirm the waiver of any rights that he may have had under his Executive Employment Agreement with respect to the changes to the composition of the Board of Directors.

Report on Repricing of Options/SARs

None.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 31, 2006 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 33,863,043 shares of common stock outstanding as of May 31, 2006.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following May 31, 2006, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of May 31, 2006
Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)

Ronald A. Hirsch(3)	7,386,400 (4)	20.7%
Chairman

Nicholas Tintor(3)	290,757(5)	0.9%
Director, President and Chief Executive Officer

Stephen D. Seymour
Director	4,797,657 (6)(10)	13.6%

Wade D. Nesmith (7)
Director	60,000 (8)(10)	0.2%

Douglas P. Hamilton(7)	-(10)	-
Director

John F. Cook(7)	142,858(9)(10)	0.4%
Director

Erland A. Anderson(11)	1,500,000(12)	4.3%
Executive Vice President and Chief Operating Officer

John T. Perry
Senior Vice President, Chief Financial Officer,	1,565,714(13)	4.5%
Secretary and Treasurer

Directors and Executive Officers as a Group
(Eight Persons)	15,743,386(14)	40.7%

Beneficial Owners of in Excess of 5% (other than
Named Executive Officers and Directors)

John F. Champagne	3,105,000	9.2%

(1)

Based on 33,863,043 shares of common stock issued and outstanding as of May 31, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and except as noted below.

(2)	The address of the executive officers and directors is c/o Nord Resources Corporation, 1 West Wetmore Road, Suite 203, Tucson, Arizona, 85705.
(3)

Mr. Hirsch also held the position of Chief Executive Officer of the Company until February 15, 2006. Effective February 15, 2006, Mr. Tintor became President, Chief Executive Officer and a director of the Company. Mr. Hirsch remains Chairman of the Board of Directors.

(4)	Includes warrants to acquire up to 1,130,000 common shares exercisable within sixty days. Also includes 730,000 common shares issuable upon conversion of convertible promissory notes.
(5)

Includes warrants to acquire up to 57,143 common shares exercisable within sixty days. Mr. Tintor has been issued 500,000 stock options pursuant to the 2006 Stock Incentive Plan. The options have not been included in this column since they have not yet been issued and will vest only upon approval of the plan by the stockholders.

(6)

Includes warrants to acquire up to 1,130,000 common shares exercisable within sixty days, 1,575,000 common shares held by Mr. Seymour as a co-trustee of a trust, 320,757 common shares held jointly with his spouse, and

36,300 owned by his spouse. Mr. Seymour disclaims beneficial ownership of the 36,300 common shares owned by his spouse. Also includes 330,000 common shares issuable upon conversion of convertible promissory notes.

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

(10)

As described under “Executive Compensation – Compensation of Non-Executive Directors”, Messrs. Nesmith, Hamilton, Cook and Seymour have each received a grant of 200,000 stock options, 66,667 of which will vest to each such non-executive director upon approval by the stockholders of the 2006 Stock Incentive Plan. These options have not been included in this column since they have not yet been issued and will vest only upon approval of the plan.

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
(14)

Includes options to acquire up to 1,175,000 common shares, warrants to acquire up to 2,561,429 common shares exercisable within sixty days. Also includes 1,060,000 common shares issuable upon conversion of convertible promissory notes.

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

On June 21, 2005, we entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and was to mature on December 31, 2005. The maturity of this loan was extended to the earlier of May 8, 2006, or one week after the closing of an equity offering in which the Company raises in excess of $25 million. By letter agreement dated May 5, 2006, the maturity date was further extended to August 15, 2006. In consideration for the issuance of the line of credit, we agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to us. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years. In connection with our loan from Auramet Trading, LLC, Mr. Hirsch, Stephen D. Seymour and Auramet Trading entered into a Subordination Agreement dated October 17, 2005 whereby Mr. Hirsch and Mr. Seymour agreed to subordinate all present and future loans to us in favor of any and all indebtedness that we have with Auramet Trading. This Subordination Agreement was superseded by a new Subordination Agreement dated November 8, 2005 in connection with our loan from Nedbank Limited.

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

You may read and copy all or any portion of the annual report or any other information that Nord Resources Corporation files at the SEC’s public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the annual report, are also available to you on the SEC’s website at www.sec.gov.

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

proven (measured) reserve

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

probable (indicated) reserve

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

Following are definitions of certain technical terms used in this annual report.

Acid Soluble Copper. A measure of the estimated amount of copper in a rock sample that can be dissolved using a weak acid digestion. The acid soluble copper can be significantly less than the total copper in a rock.

Anomaly. A geological feature, especially in the subsurface, distinguished by geological, geophysical, or geochemical means, which is different from the general surroundings and is often of potential economic value.

Assay. To analyze the proportions of metals in an ore; to test an ore or mineral for composition, purity, weight, or other properties of commercial interest. “Assay” can also refer to the test or analysis itself, as well as its results.

Block Model. Computer-generated block model of an ore deposit in which each block contains information about the geology, ore grade, tonnage, density and dimensions of that block in space. The purpose of the geological block model is to provide estimates of grade and tonnage for mine reserve estimating purposes and for mine planning.

Cathode Copper. A marketable product of copper resulting from SX-EW.

Column Test. A metallurgical test using columns of various diameters and heights filled with ore of various sizes to confirm recovery, recovery rate and reagent requirements for the tested ores.

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

Metallurgical Testing. The study of the physical properties of metals as affected by composition, mechanical working, and heat treatment.

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

Run-of-Mine. Ore in its natural, unprocessed state as it is mined (no crushing, grinding, concentrating, metallurgical extraction, etc.). For example, for a copper deposit, run-of-mine ore is material that has been drilled from a mine and blasted into broken pieces of rock taken out and put directly on heap leach pads without any further crushing.

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

Total Copper. A measure of the estimated amount of copper in a rock sample.

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

4.25

Letter Agreement between Nord Resources Corporation and Nedbank Limited, dated May 5, 2006, extending the maturity date of the Secured Promissory Note dated November 8, 2005 in the principal amount of $3,900,000, to May 15, 2006(4)

4.26

Letter Agreement between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour, dated May 5, 2006, extending the maturity date indebtedness under the Second Amended and Restated Revolving Line of Credit Agreement, among Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(7)

4.27	Modification Agreement between Nord Resources Corporation and Nedbank Limited, dated May 15, 2006(5)

4.28	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 15, 2006(5)

4.29	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading LLC, dated May 15, 2006(5)

4.30	Amended and Restated Secured Promissory Note, dated May 31, 2006, payable to Nedbank Limited in the principal amount of $4,900,000(6)

4.31

First Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated May 31, 2006, among Nord Resources Corporation, First American Title Insurance Company and Nedbank Limited(6)

4.32	Amendment to Subordination Agreement, dated May 31, 2006, made for the benefit of Nedbank Limited by Ronald Hirsch and Stephen Seymour(6)

4.33	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated May 31, 2006 representing 250,000 common stock purchase warrants(6)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Waiver Agreement between Nord Resources Corporation and Ronald A. Hirsch dated February 15, 2006(3)

10.3	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004(1)

10.4	Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated February 15, 2006(3)

10.5	Nord Resources Corporation Stock Option granted to Erland Anderson February 1, 2006(3)

10.6	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005(1)

10.7	Memorandum of Understanding between Nord Resources Corporation and John Perry regarding employment matters dated March 28, 2005(1)

10.8	Waiver Agreement between Nord Resources Corporation and John Perry dated February 15, 2006(3)

10.9	Letter Agreement between Nord Resources Corporation and Nicholas Tintor regarding employment matters dated February 15, 2006(3)

10.10	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004(1)

10.11	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004(1)

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

10.19	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005(1)

10.20	Settlement Agreement and Mutual and General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated October 31, 2004(1)

10.21	Letters dated February 16, 2004 and October 8, 2004 relating to the consulting arrangement between Nord Resources Corporation and Rex E. Loesby(1)

10.22	Letter dated February 20, 2004 from Nord Resources Corporation to Cognis Corporation regarding debt conversion (accepted by Cognis), together with draft Debt Conversion Agreement(1)

10.23	Debt Conversion Agreement between Nord Resources Corporation and Cognis Corporation effective February 20, 2004(1)

10.24	Consulting Agreement between Nord Resources Corporation and Investor Growth, Inc. dated June 29, 2004(1)

10.25	Settlement Agreement and General Release between Nord Resources Corporation and W. Pierce Carson dated April 22, 2005(1)

10.26	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005(1)

10.27	Amendment No. 1 to Settlement Agreement and Mutual General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated June 30, 2005(1)

10.28	Nord Resources Corporation form of Subscription Agreement (April 2004 private placement)(1)

10.29	Letter dated April 15, 2004, amending the terms of the April 2004 private placement(1)

10.30	Nord Resources Corporation form of Subscription Agreement (July 2004)(1)

10.31	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)(1)

10.32	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)(1)

10.33	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)(1)

10.34	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)(1)

10.35	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering(1)

10.36	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering(1)

10.37	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering(1)

10.38	Agreement of Option and Right of First Refusal between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004 (zinc business)(1)

10.39	Agreement of Assignment and Assumption between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004(1)

10.40	Agreement of Assignment and Assumption between Ronald A. Hirsch and Stephen D. Seymour and TMD Acquisition Corporation dated February 26, 2005(1)

10.41	Final Asset Purchase Agreement between TMD Acquisition Corporation and ASARCO LLC dated March 2005(1)

10.42	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 23, 2004(1)

10.43	First Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated December 28, 2004(1)

10.44	Second Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated May 1, 2005(1)

10.45	Third Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated June 30, 2005(1)

10.46	Fourth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated September 30, 2005(1)

10.47	Fifth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated February 28, 2006(3)

10.48	Purchase, Sale and Option Agreement between Nord Resources Corporation and Titanium Resources Group Ltd. effective August 3, 2005(1)

10.49	Rescission Agreement between Nord Resources Corporation and Ronald A. Hirsch dated August 5, 2005 to rescind the exercise of certain stock options(1)

10.50	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(3)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

	Name of Subsidiary	Jurisdiction of Incorporation
	Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(7)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(7)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Filed herewith.

(8)	Incorporated by reference from amendment no. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

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

7.           STOCKHOLDERS’ EQUITY

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued Salary to Former CEO

The Company accrued $768,000 for unpaid salary as of December 31, 2002 to John Champagne, a former CEO of the Company. Mr. Champagne was terminated for cause in 2003 and the Company reversed the related accrual in 2003. Management believes, and has been advised by legal counsel, that the Company

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is no longer liable for this amount and has no further obligations to Mr. Champagne under his employment agreement.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Date: June 30, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nicholas Tintor
Nicholas Tintor
(Principal Executive Officer)
President, Chief Executive Officer and Director
Date: June 30, 2006

By:	/s/ John T. Perry
John T. Perry
(Principal Financial Officer and Principal Accounting Officer)
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Date: June 30, 2006

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: June 30, 2006

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: June 30, 2006

By:	/s/ Wade D. Nesmith
Wade D. Nesmith
Director
Date: June 30, 2006

By:	/s/ John F. Cook
John F. Cook
Director
Date: June 30, 2006

By:	/s/ Douglas P. Hamilton
Douglas P. Hamilton
Director
Date: June 30, 2006