Form 10KSB/A
period 2005-12-31
NORD RESOURCES CORP
filed 2006-07-24
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $20,624,477 based upon the closing price of such Common Stock on the Pink Sheets LLC of $0.90 per share on July 14, 2006, and determined by subtracting from the total number of shares of Common Stock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 33,883,043 shares of common stock as of July 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

NORD RESOURCES CORPORATION
Form 10-KSB/A/2

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

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Overview

We are in the business of exploring for and developing mineral mining properties. Our principal asset is the Johnson Camp property located in Arizona. The Johnson Camp property includes the Johnson Camp Mine and a production facility that uses the solvent extraction, electrowinning (SX EW) process. SX-EW processing uses electrolysis in the production of pure copper from a copper concentrated sulphuric acid solution. This solution is obtained by leaching copper from broken ore, then extracting the copper from the leach solution using an organic solvent, and finally returning the copper contained in this organic solvent into a concentrated solution for the electrowinning stage. The Johnson Camp Mine is an existing open pit copper mine; it includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits.

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

We are just emerging from a prolonged period of severe financial distress that was precipitated by the closure of our former rutile mining operations in Sierra Leone, West Africa, in 1995. We also underwent a complete change in our management in 2000 and early 2001 following the settlement of a shareholders’ derivative case against our company and the majority of the directors then in office. In February 2006, four new directors were appointed to fill vacancies on our board, and one of the new directors, Mr. Nick Tintor, was appointed as our President and Chief Executive Officer. Our new management has been focused on preserving the Johnson Camp property and bringing our company back into compliance with our obligations to file periodic reports under the Securities Exchange Act of 1934, as amended.

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

The updated feasibility study contains an economic assessment of the Johnson Camp Mine based on the mine plan included in the 2000 feasibility study, capital and operating cost estimates as of the third quarter of, 2005, and 36 month average copper prices ending on September 30, 2005 of $1.14 per pound (although our reserve estimates are based on a copper price of $0.90 per pound to maintain consistency with the pit design used in the 2000 feasibility study and adopted by Winters, Dorsey in the updated feasibility study). Winters, Dorsey concluded that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over an eleven year mine life at 8%, 10% and 15% discount rates.

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

We presently do not have sufficient cash or working capital necessary to implement the mine development schedule and commence mining operations. Our ability to commence mining operations will be subject to our obtaining sufficient financing to enable us to fund the necessary initial capital costs and start-up operating expenses and working capital. In addition, final permits must be in place before mining operations are commenced. Once financing and permits are in place, we anticipate it will take approximately three months to complete sufficient rehabilitation of the Johnson Camp Mine to allow the production of copper from the existing heaps, and approximately nine months to begin producing copper from new ore placed on the heaps.

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

Landscape and Aggregate Rock Operation

In addition to reactivating the Johnson Camp Mine, we are also planning on expanding the existing decorative and structural stone operation on the Johnson Camp property. We set up our subsidiary, Cochise Aggregates and Materials, Inc. to produce and market landscape and aggregate rocks derived from overburden piles on the Johnson Camp property. However, we are currently leasing this landscape and aggregate rock operation to JC Rock, LLC. Our current contract expires September 30, 2006, and we plan to renew the contract on a short term basis until we are ready to take over the operation. JC Rock has the right to remove the landscape and aggregate rock from the Johnson Camp property and pays us a royalty of $1.50 per ton, subject to reduction to $1.00 per ton where the wholesale price realized by JC Rock upon resale is less than $6.00 per ton. Through Cochise Aggregates and Materials Inc., we plan on taking over this landscape and aggregate rock operation from JC Rock within the first year of bringing the Johnson Camp Mine into operation.

We recently received a report, “Decorative and Structural Stone Demand Study, Tucson Metropolitan Area and Pima, Pinal, and Cochise Counties, Arizona,” January 6, 2006 completed by Stagg Resource Consultants, Inc. (the “Aggregate Study”). The Aggregate Study evaluated the potential for increasing the quantity of value added waste rock processing on the Johnson Camp property. We used the Aggregate Study to support certain projections in our financial analysis for the Johnson Camp Mine.

Stagg Resource Consultants estimates we can realize wholesale prices for the product in the range of $11.50 to $14.00 a ton, based on the demand study conducted in the Tucson Metropolitan area and in Pima, Pinal and Cochise Counties, Arizona, indicating that: (a) retail prices of $28 to $32 per ton for similar product appear to be typical; and (b) in establishing the retail price for similar product retailers typically include a 100 percent mark-up of the wholesale prices free-on-board the production source (meaning that the retailer is responsible for the costs of transporting the product to the retail location) and their transportation costs. Stagg Resource Consultants have estimated that retailers’ trucking costs, as at January 2006, will be in the range of $4.00 to $5.00 per ton.

We are planning on building a new screening plant or buying the existing screening plant from JC Rock. We expect to incur initial capital costs of approximately $500,000 to acquire the screening plant, and an additional $100,000 in installation costs if we do not buy the existing screening plant from JC Rock. In addition, we must obtain an air quality permit from the Arizona Department of Environmental Quality (“ADEQ”) for the screening plant, whether we build a new screening plant or buy the existing one. (See “Description of Property – Status of Permits”.) Our estimated capital costs are considered by Stagg Resource Consultants to be achievable, and are summarized below:

Summary of Forecast Capital Expenditures
20,000 Tons Monthly Production
Decorative Rock Facility - Johnson Camp Mine

Item	Cost(1)
Screening Plant
Rip Rap Plant	144,420
Stackable Conveyor	42,400
Stackers	113,100
Screen Structure	56,500
Screen	49,380
Freight	4,094
Electrical Control Plant	105,457
Subtotal – Screening Plant	$515,351
Installation	$100,000
Total – Plant and Equipment	$615,351

Notes: (1) Forecasted as of January 2006. Source: Stagg Resource Consultants

Projected operating costs for the landscape and aggregate rock operation are estimated to be approximately $93,874 per month or $4.69 per ton (based on projected monthly production of 20,000 tons per month). The following estimates of operating costs have been reviewed by Stagg Resource Consultants, who consider them to be achievable:

Summary of Forecasted Cash Operating Costs
20,000 Tons Monthly Production
Decorative Rock Facility - Johnson Camp Mine

Item	Monthly(1)	Per Ton(1)
Direct Operating Cost
Labor	$24,000	$1.20
Power	1,898	0.09
Equipment Operation	54,600	2.73
Plant Maintenance	6,376	0.32
Sub-Total – Direct	$86,874	$4.34
Sales and Administration	$7,000	$0.35
Total Operating Costs	$93,874	$4.69

Notes: (1) Forecasted as of January 2006. Excludes anticipated leasing costs for mobile equipment. Source: Stagg Resource Consultants

In addition, we intend on leasing the required equipment such as front end loaders and a haul truck from a third party. We believe that our anticipated lease obligations will add approximately $10,000 to our projected monthly cash operating costs disclosed above (for total monthly operating costs of $103,874), or an additional $0.50 per ton (for total operating costs of $5.19 per ton), in each case based on our planned production level of 20,000 tons per month.

The landscape and aggregate rock operation is based on recoveringand screening rock from existing and future mine waste dumps. We do not plan to crush any of the rock at this time, and we have not made any provision in our anticipated capital expenditures for the acquisition of dedicated crushing equipment. The rock being sold for landscape rock on the Johnson Camp property is bolsa quartzite, and is known in the market as Coronado Brown. We caused Cochise Aggregates and Materials, Inc. to certify “Coronado Brown Landscape Rock” as a trade name in the State of Arizona on July 15, 2005. In the Aggregate Study, Stagg Resource Consultants concluded that the Coronado Brown is one of the most desired materials for use in Arizona’s Pima, Pinal and Cochise Counties (which includes the Tucson metropolitan area), as decorative and construction stone in landscaping. They estimated the current market for the product in these areas at approximately 20 thousand tons a month, and concluded that the market is expected to increase. Stagg Resource Consultants also concluded that a significant opportunity exists for the sale of additional material for further processing into a variety of sizes of construction aggregates.

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

Figure 1

## Location Map
## Johnson Camp Mine - Southeast Arizona

N
Flagstaff
40
Kingman
40
Prescott
17
Phoenix
10
Safford
8
Yuma
10
Johnson Camp
Copper Project
Tucson
10
19

Titles

The Johnson Camp property consists of 59 patented lode mining claims, 102 unpatented lode mining claims and 617 acres of fee simple lands (see Figure 2). The patented claims comprise approximately 871 acres and the unpatented claims comprise approximately 1,604 acres. Thus, the Johnson Camp property covers approximately 3,092 acres. All of the claims are contiguous, and some of the unpatented mining claims overlap. We keep the unpatented mining claims in good standing by paying fees of $13,250 per year to the United States Federal Government. We keep the fee simple and patented claims in good standing by paying property taxes of approximately $35,000 per year. The copper processing facilities and the Copper Chief and Burro open pits that serve as focal points for our mine plan are located on the patented mining claims or the fee simple lands.

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

Source: Nord Resources Corporation

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

Statistical methodologies were used to classify mineralized material. Such methodologies involved, among other things, interpolation between, and projection beyond, sample points. Sample points consist of variably spaced drill hole intervals throughout a given deposit. The closer that mineralized material is situated to a drill hole composite, the more confidence exists in the accuracy of the estimation of the grades of mineral in that material. A drill hole composite is, generally speaking, an average of the sample assays taken from a 20-foot fixed length portion of the drill hole.

For proven reserves; indicated resources were used as the basis for the estimation of probable reserves in the Burro deposit, a minimum of one drill hole composite within a range of 161 to 260 feet is required. For the Copper Chief deposit, the classification criteria for proven and probable reserves vary depending on rock type. For proven reserves a minimum of one drill hole composite within a distance ranging from 0 to between 88 to 150 feet is required, depending on rock type. For probable reserves a minimum of one drill hole composite within a range of between 89 to 245 feet is required, depending on rock type.

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
  The break even cutoff grades are assumed by rock type and range from 0.109% to 0.129% total copper depending upon the specific rock type. In order for rock to be above the internal cutoff grade, the net revenue from processing the rock must exceed the sum of all cash operating costs excluding the mining cost. The mining costs are then applied to determine the actual mine cutoff or breakeven grade. If the ore is at or above the cutoff grade (breakeven grade), the ore is hauled to the crusher. If the ore is less than the cutoff grade (breakeven grade), it is hauled to the waste dump.
  Copper recoveries are estimated to range from 74% to 81% total copper depending upon specific rock type. (See “Description of Property - Metallurgical Test Work”.)

In Winters, Dorsey’s opinion, the reported estimated reserves are reasonable for the economics used. Winters, Dorsey updated the block model dollar values and estimated reserves within the pit design adopted in the updated feasibility study, and used a copper price of $0.90 per pound. Operating and processing costs were provided by Nord and estimated as of the third quarter of 2005 (see “Description of Property - Project Feasibility”). Winters, Dorsey based the copper recovery on previous metallurgical test work that Winters, Dorsey reviewed for the updated feasibility study (see “Description of Property - Metallurgical Test Work” and “Description of Property - Recovery Curves”).

Use of Total Copper Assays

For the reasons discussed below, our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays and recoveries rather than soluble copper assays and recoveries.

Total copper values were available for both the Copper Chief and Burro deposits. However, only 39 percent of the Copper Chief assay intervals also had acid soluble copper values, and the available data on acid soluble copper was incomplete for all samples. In addition, the database of acid soluble copper values for the Burro deposit reflects two different analytical techniques: (a) a conventional acid soluble method used by Cyprus for 94 of the holes included in the drill hole database; and (b) a more aggressive methodology used by Arimetco for the other 48 drill holes included in the database for the purpose of estimating the ultimate recoveries that may be experienced in the heaps at the Johnson Camp Mine. In summary, total copper assays were the only common denominator for all drill hole assays included in the drill hole database. As a result, only a total copper grade resource model was constructed for both deposits.

Estimation of total copper recovery for each ore type involved:

  examination of Cyprus drill hole data that contained both acid soluble assays and total copper assays, with the view to determining a correlation (expressed as a percentage) between such acid soluble assays and total copper values for each ore type; and

  application of the correlation to the acid soluble copper recovery determined for the particular ore type based on column tests and other parameters as described in the 2005 Feasibility Study. Four column tests were used to estimate recoveries, one for each of the following major rock types at the Johnson Camp Mine: Abrigo, Bolsa Quartzite, Pioneer Shale, and the Diabase formations (see “Description of Property – Geological Setting and Mineralization”).

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

Using the time that each dump had been under leach, the estimated feed grade, the estimated recovery to date, and the limit of 80 percent maximum total copper recovery, a shrinking core leaching model was used to predict ongoing copper production as leaching of the existing, old dumps continues. The results of this modeling effort project that the residual copper production from the old heaps is as follows:

Year	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6

Lbs Cu (1,000)	2,275	2,600	1,600	1,600	1,600	1,600

Winters, Dorsey has concluded that the shrinking core model projection provides a reasonable estimate of future production from the existing dumps at the Johnson Camp Mine.

There has not been any additional drilling in the Burro and Copper Chief deposits since the 2000 feasibility study, and we have not conducted any other exploration programs (see “Description of Property – Drilling”).

Resource Model

Winters, Dorsey used the resource model and estimates used as the basis for the updated feasibility are appropriate and reasonable, and are in accordance with SEC Industry Guide 7. There has not been any additional resource drilling or mining in the Burro and Copper Chief deposits since the 2000 feasibility study.

The information required to construct and validate the resource model was initially provided by Summo in 1998 and 1999. The information including an electronic drill hole database that Summo had obtained from Arimetco, rock density data and various historical production data, along with supplemental information that facilitated the estimation of soluble copper values. The information also included copper assay values from the twelve confirmation drill holes that Summo drilled in the Copper Chief and Burro deposits as part of its due diligence efforts (see “Description of Property – Drilling”). This data was compared to earlier adjacent drill hole results, and to validate locally the block model copper grade estimate.

In comparing the block model resource estimates to historic production at the Johnson Camp property, we note that the block model produced results that were comparable to historic mined tonnage and grade factors in areas of past mining. This close comparison suggests that the resource model is reasonable in the area of past mining.

Copper grade reconciliation proved to be more difficult to analyze since the reported Cyprus and Arimetco copper grades were stated in different units (acid soluble copper and total copper, respectively). However, it is possible to calculate total copper grade for the Cyprus mine production, and it can be observed that there is close agreement between the two data sets.

Data Verification

As indicated above, the electronic database that Summo had obtained from Arimetco was used for resource modeling and estimating. Arimetco used its electronic database for mine planning and ore reserve estimation. The electronic database contained all of the Johnson Camp drill hole data collected by Cyprus and Arimetco, but was not verified at the time it was provided by Summo by inspection of available core and check sampling. Summo elected to deal with the verification and confirmation issue by drilling 12 confirmation holes in total in the Copper Chief and Burro deposits (see “Description of Property – Drilling”) and by reliance on agreement between historical production and historical ore reserve projections. In addition to the confirmation drilling and historical methods, Summo took samples from the Burro and Copper Chief pits for metallurgical testing (see “Description of Property - Metallurgical Test Work”).

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

Winters, Dorsey’s Conclusion

The electronic drill hole database was relied upon by Winters, Dorsey in the updated feasibility study to estimate ore reserves. Therefore, the validity of the estimates assumes the accuracy of the underlying electronic database. The purpose of the random sampling program of available drill core sample intervals was to compare the assays of the Winters, Dorsey samples with prior assays of the same intervals done during previous exploration drilling work. Winters, Dorsey concluded that while the electronic database cannot be verified other than by further drilling, it reflects the geology and assays in the logs of the Cyprus and Arimetco drill holes. (See “Risk Factors – Risks Related to Our Company.”)

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

  Mine-to-deposit model production reconciliations – A comparison of total historical production with the resource model indicates both tonnage and grade to be within approximately 0.8% of the combined Cyprus and Arimetco production. This represents a close correlation between the historical production and the resource model used in the updated feasibility study.

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

The projected recoveries are based on column tests using best industry practices at the time of estimation and extrapolation. Four column tests were used to estimate recoveries, one for each major rock type (see “Description of Property – Geological Setting and Mineralization”). However, these projections have been prepared on the assumption, which cannot be assured, that the samples tested are representative of the entire deposit, not only with respect to ore grade and copper mineralogy, but also general leaching characteristics of the ores such as fines or clay content. The reliability of the recovery estimates is also limited by the small sample size that has been used to forecast the overall ore body recovery; the projected final copper recoveries for the deposit are merely extrapolations from the laboratory test program.

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

Mineral Reserve Sensitivity

Winters, Dorsey used the mine design from the 2000 feasibility study, and tested it with an estimated production rate of 25 million pounds per year and operating and capital cost estimates as of the third quarter of 2005. In the updated feasibility study, Winters, Dorsey ran Lerchs-Grossman shells and compared the pit shell volumes to the volumes of the previous pit designs. The following table is a summary of Winters, Dorsey’s results, and is included to illustrate the sensitivity of the pit shells to copper price.

Lerchs-Grossman Pit Shell Reserves at Various Copper Prices

				Other	Total	Total	Strip
	Proven & Probable Ore		Dump	Waste	Waste	Material	Ratio
		Total
		Copper
Base case	Tons (000)%		Tons (000)	Tons (000)	Tons (000)	Tons (000)	Waste:Ore
$0.90/lb
Copper
Burro	32,125	0.389	2,292	11,470	13,762	45,887	0.43
Copper Chief	14,920	0.357	–	8,682	8,682	23,602	0.58
Total	47,045	0.379	2,292	20,152	22,444	69,489	0.48
$0.95/lb
Copper
Burro	35,492	0.378	2,735	13,214	15,949	51,441	0.45
Copper Chief	16,742	0.348	–	10,019	10,019	26,761	0.60
Total	52,234	0.368	2,735	23,233	25,968	78,202	0.50
$1.00/lb
Copper
Burro	36,873	0.372	2,874	13,465	16,339	53,212	0.44
Copper Chief	24,168	0.334	–	19,692	19,692	43,860	0.81
Total	61,041	0.357	2,874	33,157	36,031	97,072	0.59
$1.05/lb
Copper
Burro	41,301	0.371	5,446	20,183	25,629	66,930	0.62
Copper Chief	27,842	0.321	–	22,071	22,071	49,913	0.79
Total	69,143	0.351	5,446	42,254	47,700	116,843	0.69
$1.10/lb
Copper
Burro	42,972	0.369	6,206	22,177	28,383	71,355	0.66
Copper Chief	30,407	0.312	–	23,599	23,599	54,006	0.78
Total	73,379	0.345	6,206	45,776	51,982	125,361	0.71

Note:

*	The projected results disclosed in this table are based on four leach column tests and are therefore inherently less accurate than if our company had chosen to complete a more extensive leach testing program.

Pit Design

Winters, Dorsey found that the 2000 pit design was smaller than the pit indicated by current Lerchs-Grossman pit shells. Therefore, it is a conservative design for the current production rate and cost estimates. Winters, Dorsey concluded that after pit optimization is done and a new pit is designed, the open pit reserve estimates would probably increase.

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

Production Schedule

In the updated feasibility study, Winters, Dorsey developed yearly mine schedules by pit, by ore type, and by total copper grade, and the projected recovery curves for each ore type were applied to the appropriate ore type. (See “Description of Property - Recovery Curves”). A monthly ore placement and copper recovery was developed from the yearly data by dividing yearly values by twelve. Winters, Dorsey estimated overall copper production using the monthly tons of ore placed, the ore type, the ore grade, and timed recovery curves. This data was also used to determine leach area available and to calculate required leach solution flow rates and resulting copper concentration of leach solution grades. In the production schedule as set out below, Winters, Dorsey assumed that ore placed one month would not be leached until the subsequent month and that copper cathode would not be produced from the resulting leach solution until the third month.

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

The economic assessment was developed by Winters, Dorsey, using a production schedule derived from reserve estimates. Because the estimated reserves are based on a copper price of US$0.90 per pound that is lower than the current market price, the economic assessment should be viewed as subject to change.

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

In addition to the rinsing costs in the last two years of the life of the Johnson Camp Mine, Winters, Dorsey has provided for $1,000,000 for closure and reclamation, which is net of any value received from selling the property assets. This $1,000,000 estimate includes the impact of future mining operations that may be conducted over the nine year life of the reserve estimates as contemplated by the updated feasibility study. Based on current understandings of what will be required by the regulatory agencies, Winters, Dorsey has concluded this value for closure is reasonable. In addition, we anticipate on-going sales from the aggregate resource could offset future closure costs.

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

Storm Water National Pollutant Discharge Elimination System	Permit number AZR05B377 issued on March 7, 2001 which authorizes us to discharge storm water. A Storm Water Pollution Prevention Plan will be further developed.

Water Supply	4 existing wells are permitted: Moore Mine (#36-66376), Republic Mine (#36-66377), Black Prince Mine (#36-66378) and Section 19 Well (#36-66379).

Permit	Status

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

There are numerous activities that need to be completed to facilitate reactivation of the Johnson Camp Mine, including, without limitation, optimizing the mine plan, negotiating contracts for the supply of power, for sale of copper and for shipping, and handling any other infrastructure issues. At the same time, we must recruit and train personnel, and hire and mobilize a mining contractor who will purchase all the required large scale mining equipment we do not already own. There is no certainty that we will be able to retain a suitable mining contractor on a timely basis, if at all, or that we will be able to negotiate supply and sales agreements on terms acceptable to us.

Most of these activities require significant lead times and must be advanced concurrently. We will be required to manage all of these matters using our existing resources while at the same time expanding our permanent staff and using outside consultants to assist in these matters. Because all of these matters must be completed before any production begins, a failure or delay in the completion of any one of these matters may delay production, possibly indefinitely, at the Johnson Camp Mine. Any delay in the restart process will cause an increase in costs for us and could have a material adverse affect on our financial condition or operations.

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

Our operations at the Johnson Camp Mine are dependent on certain equipment that may not be available.

We intend to use equipment we already own for operations at the Johnson Camp Mine. However, our mine plan calls for the acquisition or installation of certain additional equipment, including a crusher (which has already been purchased), an overland conveyor system and certain equipment needed to rehabilitate and upgrade the existing SX/EW plant at the Johnson Camp Mine. There can be no assurance that we can source the additional equipment that we require, that the transportation costs of equipment to be relocated to the Johnson Camp Mine will not be higher than anticipated by us, or that such equipment will arrive in good working condition.

Our estimates of reserves are inherently subject to error, particularly since we have no recent operating history on which to base such estimates. Our actual results may differ due to unforeseen events and uncontrollable factors that can have significant adverse impacts.

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

We have evaluated the commercial viability of the Johnson Camp Mine based on an estimate of ore reserves that is premised on a geologic resource model and estimate previously prepared that was based largely on drilling, sampling and assay data that had been developed by Cyprus, Arimetco and Summo, the accuracy of which cannot be assured.

We have evaluated the commercial viability of the Johnson Camp Mine based on an estimate of ore reserves contained in the updated feasibility study. The resource model and estimate previously prepared and used as the basis for the updated feasibility study is based largely on drilling, sampling and assay data that had been developed by the previous operators of Johnson Camp Mine, Cyprus and Arimetco, and by Summo. The validity of the estimates assumes the accuracy of the underlying drill hole electronic database.

We and Winters, Dorsey have conducted additional limited due diligence, such as reviews of historical project geological drill logs and assay certificates that have recently been located, but no additional drilling. However, complete accuracy of the drill hole electronic database cannot be assured.

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

Certain groups opposed to mining may interfere with our efforts to reactive the Johnson Camp Mine.

In North America there are organizations opposed to mining, particularly open pit mines such as the Johnson Camp Mine. We anticipate that there may be opposition to the restart of operations at the Johnson Camp Mine. We believe our company has the support of representatives from the communities in the immediate vicinity of Johnson Camp Mine including the city of Tucson and the community of Dragoon, and from various levels of government in Arizona having jurisdiction over the Johnson Camp Mine. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is still the possibility that those opposed to the operation of the Johnson Camp Mine will attempt to interfere with the restart and operation of the Johnson Camp Mine, whether by legal process, regulatory process or otherwise. Such interference could have an impact on our ability to restart and operate the Johnson Camp Mine in the manner that is most efficient or appropriate, if at all, and any such impact could have a material adverse effect on our financial condition and results of operations.

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

Holders

The number of holders of record of our common stock, $.01 par value, as of July 15, 2006 was 2,277.

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

Due to the extensive nature of the revisions, our Board of Directors determined it to be appropriate to cancel the Plans, and to adopt a new stock incentive plan (which includes a subpart governing deferred stock units in lieu of the DSU Plan) (the “2006 Stock Incentive Plan”) that supersedes and replaces in their entirety the Initial Stock Option Plan and DSU Plan. Our stockholders will be asked to approve the 2006 Stock Incentive Plan at our next Annual General Meeting which is anticipated to be held in the third quarter of 2006. The 2006 Stock Incentive Plan is described in more detail in amendment number 2 to our preliminary proxy statement filed with the Securities and Exchange Commission on Schedule 14A on June 30, 2006.

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

Results Of Operations – Years Ended December 31, 2005 and 2004

The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2005 and 2004.

Consolidated Loss From Operations

	Year Ended December 31
	2005	2004
	(audited)	(audited)

Operating expenses	83,347	66,347
Loss from operations	$(3,174,584)	$(1,320,998)

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

As defined in standards established by the Public Company Accounting Oversight Board (United States), a material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, several material weaknesses had been identified by us and our independent auditor with respect to our company’s internal control over financial reporting, as follows:

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

In addition to the appointment of John Perry as our Chief Financial Officer in April 2005, we have taken a number of steps which we believe have addressed such material weaknesses, including the following:

  the appointment of our Audit Committee effective February 15, 2006, comprised exclusively of directors: (a) who have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide; (b) who are able to read and understand fundamental financial statements; and (c) one of whom has been determined by our Board of Directors to satisfy the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the SEC;

  assumption by the Chief Financial Officer of overall responsibility for oversight and approval of all financial reporting practices and procedures;

  the implementation of a purchase authorization and approval process which requires all payments to be approved by two of our senior officers;

  the implementation of a purchase requisition and purchase order process which requires all purchase orders to be approved by a senior officer;

  the segregation of financial transaction duties with respect to purchases, receipts and payments;

  dividing check reconciliation duties and check signing authority between different persons;

  the addition of one individual to our accounting department; and

  the engagement of a third party consulting firm to assist us with the estimation of the variables that are required to be calculated in connection with the valuation of stock option and warrant transactions in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment”.

The following material weaknesses were identified by us and our independent auditor with respect to our company’s internal control over financial reporting in connection with our quarterly report for the interim period ended March 31, 2006: (a) in two instances, we incorrectly valued common stock issued in payment or settlement of certain contractual obligations using the issue date of such stock as opposed to the effective date of the transaction as specified in the related agreement; and (b) we had improperly recorded a signing bonus that we had paid to our Chief Executive Officer in common stock by failing to record, as compensation expense, the fair value of the stock grant on the execution date of the related employment agreement, and amortizing the value of the balance of the common stock issuable under the employment agreement over the subsequent 12 months over which they are to be earned. In order to address these material weaknesses, we have implemented a level of review by our Chief Financial Officer that will serve to ensure that transactions involving the issuance of common stock in exchange for service or property received by our company will be properly recorded in accordance with the terms of the related agreements.

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

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Ronald A. Hirsch(1)	63	Director and Chairman	September 7, 2000
Laguna Beach, CA

Nicholas Tintor(1)	50	Director, President and Chief Executive Officer	February 15, 2006
Mississauga, ONT

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Stephen D. Seymour	64	Director	October 15, 2003
Baltimore, MD

Wade D. Nesmith	54	Lead Director	February 15, 2006
North Vancouver, BC

Douglas P. Hamilton	64	Director	February 15, 2006
North Chatham, MA

John F. Cook	66	Director	February 15, 2006
Roslin, ONT

Erland A. Anderson(2)	63	Executive Vice President and Chief Operating	N/A
Tucson, AZ		Officer

John T. Perry	40	Senior Vice President, Chief Financial Officer,	N/A
Tucson, AZ		Secretary and Treasurer

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

Compensation of Directors

The Board of Directors has approved a compensation structure for our non-executive directors which is designed to fairly pay non-executive directors for work required while aligning the interests of the non-executive directors with the long-term interests of stockholders.

Our non-executive directors have received a one-time grant of 200,000 stock options, to vest as to one-third upon stockholder approval of the 2006 Stock Incentive Plan and one-third on each of the first and second anniversary of each non-executive’s appointment date. The options are for a ten year term and, upon vesting, will be exercisable at an exercise price of $1.05 per share (being the fair market value of our common stock on the date of grant, calculated in accordance with the 2006 Stock Incentive Plan), subject to adjustment.

Non-executive directors are also entitled to receive a $25,000 annual retainer, with an additional $15,000 to payable annually to the Chairman of the Audit Committee and to the Lead Director. In addition, $7,500 is payable annually to the Chairman of each of the Compensation Committee and Nominating and Corporate Governance Committee. All of these fees are payable in stock, restricted stock, restricted stock units, or such other equity-based compensation as the Board of Directors determines.

The Chairman of the Executive Committee is also entitled to receive a monthly retainer of $5,000 and the other members of the Executive Committee are entitled to receive a monthly retainer of $1,000. The Executive Committee fees are payable in cash.

The non-executive directors are also entitled to receive attendance fees of $1,500 per meeting for each board and committee meeting (except for members of the Executive Committee who will not receive additional attendance fees), payable in cash.

All cash fees can be deferred at the option of the directors.

To date, the equity-based fees have been paid in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan, which will be submitted to the stockholders for approval at the next annual meeting of our stockholders. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Accordingly, to date, Wade Nesmith, our Lead Director and the Chairman of each of the Executive and the Corporate Governance and Nominating Committees, has received 22,265.625 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, has received 18,750 deferred stock units; John Cook, the Chairman of our Compensation Committee, has received 15,234.375 deferred stock units; and Stephen Seymour has received 11,718.75 deferred stock units. The deferred stock units are subject to the 2006 Deferred Stock Unit Plan.

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

Report on Repricing of Options/SARs

None.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of July 15, 2006 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 33,883,043 shares of common stock outstanding as of July 15, 2006.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following July 15, 2006, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of July 15 , 2006
Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)

Ronald A. Hirsch(3)	7,386,400 (4)	20.7%
Chairman

Nicholas Tintor(3)	290,757(5)	0.9%
Director, President and Chief Executive Officer

Stephen D. Seymour
Director	4,797,657 (6)(10)	13.6%

Wade D. Nesmith (7)
Director	60,000 (8)(10)	0.2%

Douglas P. Hamilton(7)	-(10)	-
Director

John F. Cook(7)	142,858(9)(10)	0.4%
Director

Erland A. Anderson(11)	1,500,000(12)	4.3%
Executive Vice President and Chief Operating Officer

John T. Perry
Senior Vice President, Chief Financial Officer,	1,585,714 (13)	4.5%
Secretary and Treasurer

Directors and Executive Officers as a Group
(Eight Persons)	15,763,386 (14)	40.7%

Beneficial Owners of in Excess of 5% (other than
Named Executive Officers and Directors)

John F. Champagne	3,105,000	9.2%

(1)

Based on 33,883,043 shares of common stock issued and outstanding as of July 15, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and except as noted below.

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
(5)

Includes warrants to acquire up to 57,143 common shares exercisable within sixty days. Mr. Tintor has been issued 500,000 stock options pursuant to the 2006 Stock Incentive Plan. The options have not been included in this column since they will vest only upon approval of the plan by the stockholders.

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

(10)

As described under “Executive Compensation – Compensation of Non-Executive Directors”, Messrs. Nesmith, Hamilton, Cook and Seymour have each received a grant of 200,000 stock options, 66,667 of which will vest to each such non-executive director upon approval by the stockholders of the 2006 Stock Incentive Plan. These options have not been included in this column since they will vest only upon approval of the plan.

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

10.19	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005(1)

10.20	Settlement Agreement and Mutual and General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated October 31, 2004(1)

10.21	Letters dated February 16, 2004 and October 8, 2004 relating to the consulting arrangement between Nord Resources Corporation and Rex E. Loesby(1)

10.22	Letter dated February 20, 2004 from Nord Resources Corporation to Cognis Corporation regarding debt conversion (accepted by Cognis), together with draft Debt Conversion Agreement(1)

10.23	Debt Conversion Agreement between Nord Resources Corporation and Cognis Corporation effective February 20, 2004(1)

10.24	Consulting Agreement between Nord Resources Corporation and Investor Growth, Inc. dated June 29, 2004(1)

10.25	Settlement Agreement and General Release between Nord Resources Corporation and W. Pierce Carson dated April 22, 2005(1)

10.26	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005(1)

10.27	Amendment No. 1 to Settlement Agreement and Mutual General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated June 30, 2005(1)

10.28	Nord Resources Corporation form of Subscription Agreement (April 2004 private placement)(1)

10.29	Letter dated April 15, 2004, amending the terms of the April 2004 private placement(1)

10.30	Nord Resources Corporation form of Subscription Agreement (July 2004)(1)

10.31	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)(1)

10.32	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)(1)

10.33	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)(1)

10.34	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)(1)

10.35	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering(1)

10.36	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering(1)

10.37	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering(1)

10.38	Agreement of Option and Right of First Refusal between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004 (zinc business)(1)

10.39	Agreement of Assignment and Assumption between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004(1)

10.40	Agreement of Assignment and Assumption between Ronald A. Hirsch and Stephen D. Seymour and TMD Acquisition Corporation dated February 26, 2005(1)

10.41	Final Asset Purchase Agreement between TMD Acquisition Corporation and ASARCO LLC dated March 2005(1)

10.42	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 23, 2004(1)

10.43	First Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated December 28, 2004(1)

10.44	Second Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated May 1, 2005(1)

10.45	Third Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated June 30, 2005(1)

10.46	Fourth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated September 30, 2005(1)

10.47	Fifth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated February 28, 2006(3)

10.48	Purchase, Sale and Option Agreement between Nord Resources Corporation and Titanium Resources Group Ltd. effective August 3, 2005(1)

10.49	Rescission Agreement between Nord Resources Corporation and Ronald A. Hirsch dated August 5, 2005 to rescind the exercise of certain stock options(1)

10.50	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(3)

10.51	Sixth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated February 28, 2006(9)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

	Name of Subsidiary	Jurisdiction of Incorporation
	Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(9)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(9)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from amendment no. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Filed herewith.

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
Date: July 21, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nicholas Tintor
Nicholas Tintor
(Principal Executive Officer)
President, Chief Executive Officer and Director
Date: July 21, 2006

By:	/s/ John T. Perry
John T. Perry
(Principal Financial Officer and Principal Accounting Officer)
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Date: July 21, 2006

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: July 21, 2006

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: July 21, 2006

By:	/s/ Wade D. Nesmith
Wade D. Nesmith
Director
Date: July 21, 2006

By:	/s/ John F. Cook
John F. Cook
Director
Date: July 21, 2006

By:	/s/ Douglas P. Hamilton
Douglas P. Hamilton
Director
Date: July 21, 2006