Form 10QSB/A
period 2006-03-31
NORD RESOURCES CORP
filed 2006-07-24
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
Amendment No. 1

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

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-QSB/A
For The Quarterly Period Ended
March 31, 2006

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2005, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) . These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net loss	$(2,055,786)	$(713,269)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation, depletion and amortization	20,837	20,837
Accretion expense on reclamation costs	3,992	3,698
Amortization of debt issuance costs	278,795	60,343
Accretion of discount on debt	279,055	-
Stock option mark to market adjustment	26,250	-
Copper put options mark to market adjustment	139,553	-
Issuance of common stock for services rendered	149,615	15,428
Issuance of stock options for services rendered	229,952	-
Realized gain on sale of securities held for trading	(213,312)	-
Proceeds from sale of securities held for trading	1,322,150	-
Beneficial conversion feature recorded as interest expense	1,722	30,750
Changes in assets and liabilities:
Prepaid expenses and other	(124,797)	(69,786)
Accounts payable	128,779	64,558
Accrued expenses	243,810	111,483

Net Cash (Used) By Operating Activities	430,615	(475,958)

Cash Flows From Investing Activities:
Decrease in restricted cash	126,063	-
Purchase of copper put options	(56,252)	-
Capital expenditures	(31,949)	-

Net Cash Provided By Investing Activities	37,862	-

Cash Flows From Financing Activities:
Deferred offering costs	(65,241)	-
Principal payments on notes payable	-	(8,057)
Principal payments on capital leases	(4,687)	(6,250)
Proceeds from issuance of common stock	82,000	-

Net Cash Provided (Used) By Financing Activities	12,072	(14,307)

Net Increase (Decrease) in Cash and Cash Equivalents	480,549	(490,265)

Cash and Cash Equivalents at Beginning of Period	141,197	665,828

Cash and Cash Equivalents at End of Period	$621,746	$175,563

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$100,664	$70,877
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$29,010	$22,500
Stock options issued for purchase of property	36,987	-
Decrease in fair value of available for sale securities	-	(90,728)
Warrants issued in connection with bridge loan	87,032	-
Common stock issued for settlement of accounts payable	36,924	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations that may be expected for the year ending December, 31, 2006. The Company recommends that this financial information be read in conjunction with the complete financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 , and the amendments thereto , previously filed with the Securities and Exchange Commission.

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

2.

Taking over and expanding the existing decorative and structural stone operation on the Johnson Camp property. The Company’s current lease arrangements with JC Rock, LLC expires September 30, 2006, and the Company plans to renew the contract on a short term basis until it is ready to take over the operation.

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

All stock options granted prior to January 1, 2006 were completely vested as of that date and had therefore been expensed in accordance with APB No. 25, or the original provisions of SFAS No. 123, as appropriate. During the three months ended March 31, 2006 the Company granted 675,000 stock options to employees for which $229,952 in compensation expense was recognized.

Consistent with the valuation method utilized by the Company under SFAS No. 123R, the Company is using the Black – Scholes option pricing model to estimate the fair value of stock options granted. Stock options granted during the three months ended March 31, 2006 vested at the time of issuance; therefore, the expected forfeitures are estimated to be 0%. The expected term of the options granted is also based upon historical data. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based upon the historical volatility of the Company’s common stock. The following assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2006:

Risk-free interest rate	4.5%
Expected forfeitures	0%
Expected volatility	101%
Expected dividend yield	0%
Expected life	4.7 years

The Company has granted incentive and non-qualified stock options to its employees and directors under the terms of its 1991 stock option plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors. All outstanding options are vested as of March 31, 2006.

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

The Johnson Camp Property

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

The Johnson Camp property has had a long history of development and mining, dating back to the early 1880s. A number of underground mines operated during the 1880-1975 period. In 1974, Cyprus Mines Corporation developed a large scale open pit heap leach mine and SX EW processing complex on the Johnson Camp property. Operating as Cyprus Johnson Copper Company, Cyprus began mining in the Burro pit in 1975 and continued until 1986 when the operation closed. After the closure, Cyprus dismantled the original SX EW plant. Cyprus continued to maintain ownership of the Johnson Camp property until 1989, when it sold its holdings in the district to Arimetco, Inc. In mid-1990, Arimetco constructed a new SX EW plant at the Johnson Camp Mine and resumed mining in the Burro pit in 1991. Arimetco began limited open pit mining from the Copper Chief deposit in 1996. Mining continued from both the Burro and Copper Chief deposits until 1997, when production was terminated.

In 1998, Summo USA Corporation entered into a Sale and Purchase Agreement with Arimetco to acquire the Johnson Camp property, subject to successful completion of due diligence work. As part of the due diligence, The Winters Company was commissioned by Summo to complete a feasibility study for the resumption of mining and SX EW processing at the Johnson Camp Mine. Although the study indicated that mining was feasible at a copper price of $0.85 per pound, Summo did not pursue mining at the Johnson Camp Mine and assigned its right to the Sale and Purchase Agreement to us in June, 1999.

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

We obtained a feasibility study containing a mine plan for the Johnson Camp Mine that was completed by The Winters Company, called “Nord Copper Corporation Feasibility Study, Johnson Camp Copper Project, Cochise County, Arizona”, dated March 2000. We also obtained an update to the feasibility study prepared by Winters, Dorsey and Company called “Johnson Camp Copper Project, Arizona, United States of America, 2005 Feasibility Study”, dated October 11, 2005. In June 2006, Winters, Dorsey provided us with an addendum to the 2005 feasibility study. We refer to the 2005 feasibility study and the June 2006 addendum in this quarterly report as the “updated feasibility study”.

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

In order for us to resume full mining operations, we will have to complete the mine development schedule outlined in the updated feasibility study. This mine development schedule will require that we reline an existing solution pond, construct three new lined solution ponds, prepare a new, stand alone lined leach pad facility for approximately 60 percent of the new ore that will be leached, and install a two stage crushing circuit. The SX EW plant will have to be rehabilitated to meet production goals and the electrowinning section expanded. Our mine operating plan calls for an active leach program of newly mined ore and the residual leaching of the existing old dumps.

The initial capital costs to be incurred within the first two years of start up are expected to exceed $22 million (including working capital), and relate primarily to the rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment. The capital costs to be incurred in the following two years are expected to be approximately an additional $9 million (including working capital) and will be attributable to the construction of new leach pads, new ponds and pipe, and the infrastructure for conveyor relocation.

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

Options to Acquire Interests in Other Properties

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

Proposed Landscape and Aggregate Rock Operation

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

The landscape and aggregate rock operation is based on recovering and screening rock from existing and future mine waste dumps. We do not plan to crush any of the rock at this time, and we have not made any provision in our anticipated capital expenditures for the acquisition of dedicated crushing equipment. The rock being sold for landscape rock on the Johnson Camp property is bolsa quartzite, and is known in the market as Coronado Brown. We caused Cochise Aggregates and Materials, Inc. to certify “Coronado Brown Landscape Rock” as a trade name in the State of Arizona on July 15, 2005. In the Aggregate Study, Stagg Resource Consultants concluded that the Coronado Brown is one of the most desired materials for use in Arizona’s Pima, Pinal and Cochise Counties (which includes the Tucson metropolitan area), as decorative and construction stone in landscaping. They estimated the current market for the product in these areas at approximately 20 thousand tons a month, and concluded that the market is expected to increase. Stagg Resource Consultants also concluded that a significant opportunity exists for the sale of additional material for further processing into a variety of sizes of construction aggregates.

Our Plan of Operations

Our plan of operations is to pursue the financing that will be necessary to enable us to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. If we are successful in raising this financing, we plan to complete the mine development plan outlined in the updated feasibility study prepared by Winters, Dorsey & Company.

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

For a detailed description of our business objectives, our history and background and our property, please see Amendment No. 2 to our annual report on Form 10-KSB/A for the year ended December 31, 2005 under the headings “Description of Business” and “Description of Property”.

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

(i)

preparation of the filings required to be made by us with the SEC in order to bring ourselves back into compliance with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”); and

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

Cash Flows From Operating Activities

Our cash flows from operating activities during the three months ended March 31, 2006 and 2005 were $430,615 and $(475,958), respectively. The Johnson Camp Mine was on a care and maintenance program during these periods. Our cash flows from operating activities for the three months ended March 31, 2006 includes $1,322,150 in proceeds from the sale of a portion of our investment in Allied Gold.

Cash Flows From Investing Activities

Our cash flows from investing activities during the three months ended March 31, 2006 was $37,862, due primarily to release of restricted cash for the purchase of copper put options.

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

As defined in standards established by the Public Company Accounting Oversight Board (United States), a material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified by us and our independent auditor with respect to our company’s internal control over financial reporting: (a) in two instances, we incorrectly valued common stock issued in payment or settlement of certain contractual obligations using the issue date of such stock as opposed to the effective date of the transaction as specified in the related agreement; and (b) we had improperly recorded a signing bonus that we had paid to our Chief Executive Officer in common stock by failing to record, as compensation expense, the fair value of the stock grant on the execution date of the related employment agreement, and amortizing the value of the balance of the common stock issuable under the employment agreement over the subsequent 12 months over which they are to be earned. In order to address these material weaknesses, we have implemented a level of review by the Chief Financial Officer that will serve to ensure that transactions involving the issuance of common stock in exchange for services or property received by our company will be properly recorded in accordance with the terms of the related agreements.

In our annual report for the year ended December 31, 2004 and in our subsequent annual and quarterly reports filed with the SEC, we had identified the following material weaknesses with respect to our company’s internal control over financial reporting: due to the minimal number of personnel, there was improper segregation of financial transaction duties and authorization controls – for example, the person responsible for reconciling cash accounts also had check signing authority, and the person responsible for initiating wire transfers and bank transfers also had authority to approve such transfers. In addition to the appointment of John Perry as our Chief Financial Officer in April 2005, we have taken a number of steps which we believe have addressed such material weaknesses, including the following:

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

  the addition of one individual to our accounting department; and

  the engagement of a third party consulting firm to assist us with the estimation of the variables that are required to be calculated in connection with the valuation of stock option and warrant transactions in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment.”

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

We are currently indebted to Nedbank Limited in the amount of $4,900,000. We have issued a secured promissory note to Nedbank Limited that has been amended so that it will now mature on the earlier of August 15, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. We currently do not have the means to repay the note. In connection with bridge loan financing from Nedbank Limited in the total principal amount of $4,900,000, we have delivered a deed of trust, assignment of rents, security agreement and fixture filing that grants to Nedbank Limited a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including patented mining claims, fee lands and unpatented mining claims. Nedbank Limited would be entitled to realize upon the security interest if we are unable to repay or refinance the loan as it becomes due and seize our assets. There is no assurance that we will be able to raise sufficient financing to repay this loan as it becomes due, or upon our ability to refinance the loan on acceptable terms, if at all. We have obtained credit approval from Nedbank Limited for a debt financing facility of up to $14 million for the reactivation of the Johnson Camp Mine. The credit approval is subject to certain conditions precedent, including the company raising a minimum of $18 million in additional financing, which cannot be assured.

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

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. The additional sales practice and disclosure requirements imposed upon broker dealers may discourage broker dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

10.19	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005(1)

10.20	Settlement Agreement and Mutual and General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated October 31, 2004(1)

10.21	Letters dated February 16, 2004 and October 8, 2004 relating to the consulting arrangement between Nord Resources Corporation and Rex E. Loesby(1)

10.22	Letter dated February 20, 2004 from Nord Resources Corporation to Cognis Corporation regarding debt conversion (accepted by Cognis), together with draft Debt Conversion Agreement(1)

10.23	Debt Conversion Agreement between Nord Resources Corporation and Cognis Corporation effective February 20, 2004(1)

10.24	Consulting Agreement between Nord Resources Corporation and Investor Growth, Inc. dated June 29, 2004(1)

10.25	Settlement Agreement and General Release between Nord Resources Corporation and W. Pierce Carson dated April 22, 2005(1)

10.26	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005(1)

10.27	Amendment No. 1 to Settlement Agreement and Mutual General Release between Nord Resources Corporation and Schuler Messersmith Daly & Landsdowne dated June 30, 2005(1)

10.28	Nord Resources Corporation form of Subscription Agreement (April 2004 private placement)(1)

10.29	Letter dated April 15, 2004, amending the terms of the April 2004 private placement(1)

10.30	Nord Resources Corporation form of Subscription Agreement (July 2004)(1)

10.31	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)(1)

10.32	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)(1)

10.33	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)(1)

10.34	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)(1)

10.35	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering(1)

10.36	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering(1)

10.37	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering(1)

10.38	Agreement of Option and Right of First Refusal between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004 (zinc business)(1)

10.39	Agreement of Assignment and Assumption between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour dated October 14, 2004(1)

10.40	Agreement of Assignment and Assumption between Ronald A. Hirsch and Stephen D. Seymour and TMD Acquisition Corporation dated February 26, 2005(1)

10.41	Final Asset Purchase Agreement between TMD Acquisition Corporation and ASARCO LLC dated March 2005(1)

10.42	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 23, 2004(1)

10.43	First Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated December 28, 2004(1)

10.44	Second Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated May 1, 2005(1)

10.45	Third Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated June 30, 2005(1)

10.46	Fourth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated September 30, 2005(1)

10.47	Fifth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated February 28, 2006(3)

10.48	Purchase, Sale and Option Agreement between Nord Resources Corporation and Titanium Resources Group Ltd. effective August 3, 2005(1)

10.49	Rescission Agreement between Nord Resources Corporation and Ronald A. Hirsch dated August 5, 2005 to rescind the exercise of certain stock options(1)

10.51	Sixth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated February 28, 2006(9)

10.50	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(3)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Name of Subsidiary	Jurisdiction of Incorporation
Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(5)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(5)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(6)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from amendment no. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from Amendment No. 2 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on July 21, 2006.

(10)	Filed herewith.

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
Date: July 21, 2006