Form 10QSB
period 2006-06-30
NORD RESOURCES CORP
filed 2006-08-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

[   ]  Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from __________ to __________

Commission File Number: 0-26407

NORD RESOURCES CORPORATION
(Name of small business issuer in its charter)

DELAWARE	85-0212139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One West Wetmore Road, Suite 203
Tucson, Arizona	85705
(Address of principal executive offices)	(Zip Code)

(520) 292-0266
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,883,043 shares of common stock as of July 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2006

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2005, and the amendments thereto, this quarterly report on Form 10-QSB, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation (the “Company”) are included in this Quarterly Report on Form 10-QSB:

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$860,321
Notes receivable, related entity	50,000
Debt issuance costs, net of accumulated amortization	74,274
Prepaid expenses and other	139,326

Total Current Assets	1,123,921

Property and Equipment, at cost:
Property and equipment	3,948,939
Less accumulated depreciation and amortization	(1,295,169)

Net Property and Equipment	2,653,770

Other Assets:
Deferred offering costs	436,966

Total Other Assets	436,966

Total Assets	$4,214,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(Unaudited)
(Continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,092,076
Accrued expenses	1,488,340
Current maturities of long-term debt	5,636,208
Current maturity of capital lease obligation	18,750

Total Current Liabilities	8,235,374

Long-Term Liabilities:
Capital lease obligation, less current maturity	21,875
Accrued reclamation costs	173,464

Total Long-Term Liabilities	195,339

Total Liabilities	8,430,713

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized,
33,883,043 shares issued and outstanding	338,831
Additional paid-in capital	85,145,125
Accumulated deficit	(89,700,012)

Total Stockholders’ Deficit	(4,216,056)

Total Liabilities and Stockholders’ Deficit	$4,214,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

Net sales	$-	$-

Operating expenses	2,675,870	1,523,215
Depreciation, depletion and amortization	41,673	41,674

Loss from operations	(2,717,543)	(1,564,889)

Other income (expense):
Interest expense	(1,071,234)	(354,117)
Gain on investments, net	120,739	-
Miscellaneous income	146,809	(22,696)

Total other income (expense)	(803,686)	(376,813)

Loss before income taxes	(3,521,229)	(1,941,702)

Provision for income taxes	-	-

Net loss	$(3,521,229)	$(1,941,702)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	33,344,902	27,668,801

Net loss per share of common stock	$(0.11)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

Net sales	$-	$-

Operating expenses	1,178,793	968,604
Depreciation, depletion and amortization	20,836	20,837

Loss from operations	(1,199,629)	(989,441)

Other income (expense):
Interest expense	(403,787)	(182,861)
Gain on investments, net	46,980	-
Miscellaneous income	90,993	(56,131)

Total other income (expense)	(265,814)	(238,992)

Loss before income taxes	(1,465,443)	(1,228,433)

Provision for income taxes	-	-

Net loss	$(1,465,443)	$(1,228,433)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	33,844,449	27,008,800

Net loss per share of common stock	$(0.04)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance at December 31, 2005	30,425,975	$304,260	$84,131,966	$(86,178,783)	$(1,742,557)
Comprehensive loss:
Net loss	-	-		(3,521,229)	(3,521,229)
Comprehensive loss					(3,521,229)

Common stock and stock
options issued for Coyote
Springs	83,844	838	48,512	-	49,350
Common stock issued to settle
outstanding claims	46,753	468	36,456	-	36,924
Exercise of stock options	2,700,000	27,000	27,000	-	54,000
Compensation expense from
issuance of stock options	-	-	378,168	-	378,168
Deferred stock units issued for
services	-	-	54,374	-	54,374
Common stock issued in
private placement	80,000	800	27,200	-	28,000
Warrants issued in connection
with bridge loan	-	-	215,440	-	215,440
Common stock issued for
services	546,471	5,465	226,009	-	231,474

Balance at June 30, 2006	33,883,043	$338,831	$85,145,125	$(89,700,012)	$(4,216,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net loss	$(3,521,229)	$(1,941,702)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	41,673	41,674
Accretion expense on reclamation costs	7,984	7,397
Amortization of debt issuance costs	408,863	120,686
Accretion of discount on debt	430,316	-
Stock option mark to market adjustment	26,250	472,500
Copper put options mark to market adjustment	142,738	-
Issuance of common stock for services rendered	285,848	115,921
Issuance of stock options for services rendered	351,918	-
Issuance of stock to settle outstanding claims	-	159,366
Realized gain on sale of securities held for trading	(261,712)	-
Proceeds from sale of securities held for trading	1,729,391	-
Beneficial conversion feature recorded as interest expense	1,722	69,833
Changes in assets and liabilities:
Accounts receivable	(2,499)	(4,280)
Other assets	(147,613)	(46,523)
Accounts payable	161,352	135,195
Accrued expenses	373,096	190,463

Net Cash Provided (Used) By Operating Activities	28,098	(679,470)

Cash Flows From Investing Activities:
Decrease in restricted cash	126,063	-
Purchase of copper put options	(56,252)	-
Capital expenditures	(105,032)	-

Net Cash (Used) By Investing Activities	(35,221)	-

Cash Flows From Financing Activities:
Deferred offering costs	(234,968)	-
Debt issuance costs	(111,411)	-
Principal payments on notes payable	-	(11,804)
Proceeds from issuance of notes payable	1,000,000	50,000
Principal payments on capital leases	(9,374)	(9,375)
Proceeds from issuance of common stock	82,000	-

Net Cash Provided By Financing Activities	726,247	28,821

Net Increase (Decrease) in Cash and Cash Equivalents	719,124	(650,649)

Cash and Cash Equivalents at Beginning of Period	141,197	665,828

Cash and Cash Equivalents at End of Period	$860,321	$15,179

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$225,173	$140,912
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$29,010	$-
Stock options issued for purchase of property	20,340	-
Decrease in fair value of available for sale securities	-	(181,973)
Debt issuance costs incurred in connection with debt facilities	-	56,000
Warrants issued in connection with bridge loan	215,440	50,536
Common stock issued for settlement of accounts payable	36,924	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results of operations that may be expected for the year ending December, 31, 2006. The Company recommends that this financial information be read in conjunction with the complete financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and the amendments thereto, previously filed with the Securities and Exchange Commission.

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

The Company’s plans to reopen the Johnson Camp Mine, take over the decorative and structural stone operation, and to undertake preliminary exploration of the Coyote Springs and Mimbres properties are contingent on the Company raising sufficient financing. Such financing, if available, is expected to come

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

from a combination of equity and debt financing, and the potential exercise of outstanding common stock purchase warrants and vested options.

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

There were 2,250,000 stock option grants to employees of the Company during the three and six months ended June 30, 2005. Therefore, if the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by the original provisions of SFAS No. 123 the Company’s net loss and loss per share would be reduced to the following pro-forma amounts:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(1,228,433)	$(1,941,702)
Stock based employee compensation included
in net loss, net of tax	472,500	472,500
Less stock based compensation determined under
fair value based methods for all awards, net of tax	(659,661)	(659,661)

Pro Forma Net Loss	$(1,415,594)	$(2,128,863)

Net loss per share of common stock:
Basic and diluted:
As reported	$(0.05)	$(0.07)
Pro forma	$(0.05)	$(0.08)

All stock options granted prior to January 1, 2006 were completely vested as of that date and had therefore been expensed in accordance with APB No. 25, or the original provisions of SFAS No. 123, as appropriate. During the three months ended June 30, 2006 the Company granted 1,300,000 stock options to employees and directors for which $225,285 in compensation expense was recognized. The Company made a correction to the estimate for the fair value of stock options granted in the first quarter of 2006 resulting in a decrease in compensation expense for the second quarter of $103,319. During the six months ended June 30, 2006 the Company granted 1,975,000 stock options to employees and directors for which $351,918 in compensation expense was recognized.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consistent with the valuation method utilized by the Company under SFAS No. 123R, the Company is using the Black - Scholes-Merton option pricing model to estimate the fair value of stock options granted. The expected forfeiture rate is based on historical employee turnover rates. The expected term of the options granted is estimated using the formula set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its Peer Group. The following assumptions were used to estimate the fair value of stock options granted during the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Risk-free interest rate	4.9%	4.5% to 4.9%
Expected forfeitures	0% to 2%	0% to 2%
Expected volatility	67% to 90%	60% to 90%
Expected dividend yield	0%	0%
Weighted-average volatility	81%	76%
Expected term (in years)	1.6 to 5.5	1.5 to 5.5

The Company has granted incentive and non-qualified stock options to its employees and directors under the terms of its 1991 Stock Option Plan and 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan has been adopted by the Company’s Board of Directors and will be submitted to the Company’s shareholders for approval at the next shareholders meeting. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors. As of June 30, 2006, there were 1,300,000 outstanding stock options that had not yet vested.

A summary of the Company’s stock option activity for the three and six months ended June 30, 2006 is set forth below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Three Months Ended June 30, 2006
Options outstanding at April 1, 2006	2,139,998	$0.69
Granted	1,300,000	1.05
Exercised	-	-
Cancelled	-	-

Options outstanding at June 30, 2006	3,439,998	$0.83

Six Months Ended June 30, 2006
Options outstanding at January 1, 2006	4,739,999	$0.25
Granted	2,074,999	0.84
Exercised	(2,700,000)	0.02
Cancelled	(675,000)	0.02

Options outstanding at June 30, 2006	3,439,998	$0.83

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2006, 2,139,998 of the outstanding stock options were non-qualified, non-plan stock options, 1,100,000 of the outstanding stock options were non qualified stock options granted pursuant to the 2006 Incentive Stock Plan, and 200,000 of the outstanding stock options were incentive stock options granted pursuant to the 2006 Stock Incentive Plan.

During June 2004, Ronald Hirsch, Chairman of the board of directors and former Chief Executive Officer, exercised 1,750,000 stock options at an exercise price of $35,000. Subsequently, during June 2005, Mr. Hirsch and the Company agreed to rescind this stock option exercise. In exchange for the $35,000 that was paid to exercise the stock options, the Company issued Mr. Hirsch a convertible promissory note for $35,000 and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10.0% per annum and is convertible on the maturity date of September 30, 2006 into common stock at a conversion rate of $.175 per share. This promissory note contains a beneficial conversion feature of $25,000 that will be amortized over the life of the loan as interest expense.

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

Other Stock Based Compensation Information

The following table summarizes information about the Company’s stock options as of June 30, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$0.02	15,000	2.3	$0.02	15,000	$0.02
0.20 - 0.60	1,874,998	4.0	0.43	1,874,998	0.43
$1.05	1,300,000	7.2	1.05	-	-
1.75 - 2.00	100,000	2.3	1.88	100,000	1.88
3.25	150,000	0.9	3.25	150,000	3.25

$0.02 - 3.25	3,439,998	5.0	$0.83	2,139,998	$0.69

The weighted average fair value of options granted during the three and six months ended June 30, 2006 was $0.63 and $0.46 respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Compensation Expense

The Company issued 310,000 and 546,471 shares of common stock to employees of the Company during the three and six months ended June 30, 2006, respectively. The weighted average fair value of common stock issued to employees during the three and six months ended June 30, 2006 was $1.00 and $0.67 per share.

Total stock based compensation of $405,817 and $664,016 is included in operating expenses for the three and six months ended June 30, 2006, respectively.

Deferred Stock Units

Pursuant to the Company’s 2006 Stock Incentive Plan and 2006 Deferred Stock Unit Plan the Company credited a total of 67,969 deferred stock units valued at $54,374 to deferred stock unit accounts maintained for its independent directors during the three and six months ended June 30, 2006.

4.      BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 9,896,863 and 6,257,249 shares of common stock for the six months ended June 30, 2006 and 2005, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be antidilutive.

5.      RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials as current period costs. It also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 applies to inventory costs incurred in the first fiscal year beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 151 on January 1, 2006, which had no impact on the Company's consolidated financial statements.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2004, the FASB issued SFAS No.123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after December 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006, and expects the new standard to have a material impact on the Company’s financial position and results of operations in connection with the granting of new stock options.

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

6.      SUBSEQUENT EVENTS

In August 2005, the Company granted an option to Titanium Resources Group, Ltd. (“TRG”) to acquire the Company’s Class B share in SRL Acquisition No. 1 Limited (“SRL Acquisition”). The Company subsequently sold a 2/15 fractional interest in the Class B share to TRG in consideration of $200,000 plus the amount of $100,003 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share. On December 3, 2005, the Company initiated legal proceedings against TRG in the District Court, 134th District, Dallas County, Texas, alleging, among other things, that TRG purposefully withheld certain material information from the Company during the negotiation of the option agreement. Pursuant to a Settlement and Release Agreement dated August 9, 2006, the Company, TRG and an individual named as an additional defendant and counter-plaintiff in the legal proceedings have settled all outstanding claims among them on terms which include: (a) the transfer by the Company to TRG of the

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company’s remaining 13/15 fractional interest in the SRL Acquisition Class B share; and (b) the payment by TRG to the Company of $2,100,000 in cash (including the sum of $200,000 previously received by the Company in connection with the original sale of the 2/15 fractional interest in the Class B share of SRL Acquisition to TRG). The transaction contemplated by the Settlement and Release Agreement closed on August 10, 2006.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended June 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2006.

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

In order to resume full mining operations, we will have to complete the mine development plan outlined in the updated feasibility study. The initial capital costs to be incurred within the first two years of startup are expected to exceed $22 million (including working capital), and relate primarily to the rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment. The capital costs to be incurred in the following two years are expected to be approximately an additional $9 million (including working capital) and will be attributable to the construction of new leach pads, new ponds and pipe, and the infrastructure for conveyor relocation. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

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

Results Of Operations – Three and Six Months Ended June 30, 2006 and 2005

The following table sets forth our operating results for the three and six months ended June 30, 2006, as compared with our operating results for the three and six months ended June 30, 2005.

	Three Months Ended			Six Months Ended
			Change			Change
	June 30,	June 30,	(Increase/	June 30,	June 30,	(Increase/
	2006	2005	Decrease)	2006	2005	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-	$-	$-

Operating expenses	1,178,793	968,604	210,189	2,675,870	1,523,215	1,152,655
Depreciation, depletion and
amortization	20,836	20,837	(1)	41,673	41,674	(1)

Loss from operations	(1,199,629)	(989,441)	(210,188)	(2,717,543)	(1,564,889)	(1,152,654)

Other income (expense):
Interest expense	(403,787)	(182,861)	(220,926)	(1,071,234)	(354,117)	(717,117)
Gain on investments, net	46,980	-	46,980	120,739	-	120,739
Miscellaneous income
(expense)	90,993	(56,131)	147,124	146,809	(22,696)	169,505

Total other income
(expense)	(265,814)	(238,992)	(26,822)	(803,686)	(376,813)	(426,873)

Loss before income taxes	(1,465,443)	(1,228,433)	(237,010)	(3,521,229)	(1,941,702)	(1,579,527)

Provision for income taxes	-	-	-	-	-	-

Net Loss	$(1,465,443)	$(1,228,433)	$(237,010)	$(3,521,229)	$(1,941,702)	$(1,579,527)

Net Loss Per Basic and
Diluted Shares of Common
Stock:

Weighted average number
of common shares
outstanding	33,844,449	27,008,800		33,344,902	27,668,801

Net loss per share of
common stock	$(0.04)	$(0.05)		$(0.11)	$(0.07)

Our principal focus during the six months ended June 30, 2005 was the preservation of our principal asset, the Johnson Camp property, which we acquired in June 1999. During the first half of 2006, we have continued to maintain the Johnson Camp Mine, and have focused on the following activities with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production:

(i)

preparation of the filings required to be made by us with the SEC in order to bring ourselves back into compliance with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”); and

(ii)	seeking financing necessary to enable us to bring the Johnson Camp Mine into production.

Net Sales

We did not have any sales during the three and six months ended June 30, 2006 and 2005 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses increased from $968,604 for the three months ended June 30, 2005, to $1,178,793 for the three months ended June 30, 2006. This increase was due primarily to a $366,369 increase in professional fees related to the preparation of our recent SEC filings under the Exchange Act, and other activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production.

Our operating expenses increased from $1,523,215 for the six months ended June 30, 2005 to $2,675,870 for the six months ended June 30, 2006. This increase was due primarily to a $863,896 increase in professional fees related to the preparation of our recent SEC filings under the Exchange Act, and other activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production. We also experienced a $192,932 increase in employment costs due primarily to: (a) the voluntary surrender for cancellation by one of our officers of 675,000 stock options with an exercise price of $0.02 per common share, and the grant of the same number of replacement stock options to the officer with an exercise price of $0.50 per common share; and (b) employee stock compensation in conjunction with the hiring of our new Chief Executive Officer.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense of $20,836 and $41,673 remained essentially the same for the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005.

Interest Expense

Interest expense is attributable to interest , amortization of debt issuance cost and accretion of warrants issued in conjunction with the loans that we have obtained to fund our operating expenses.

Interest expense increased by $220,926 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was due primarily to the amortization of debt issuance costs of $178,922 and $102,406 related to, respectively, our outstanding $4,900,000 secured bridge loan from Nedbank Limited and the outstanding $600,000 revolving line of credit from related parties, as well as the accretion of expenses related to the issuance of warrants in conjunction with these transactions.

Interest expense increased by $717,117 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was due primarily to the amortization of debt issuance costs of $429,551 and $409,625 related to, respectively, our bridge loan from Nedbank and the $600,000 revolving line of credit, as well as the accretion of expenses related to the issuance of warrants in conjunction with these transactions.

Gain on Investment and Miscellaneous Income/Expense

During the three and six months ended June 30, 2006 we recognized a gain of $50,165 and $263,477, respectively, on our investment in Allied Gold. These gains were partially offset by declines in the value of the copper put options we purchased in conjunction with the bridge loan from Nedbank during the three and six months ended June 30, 2006, in the respective amounts of $3,185 and $142,738.

We realized $90,993 in miscellaneous income during the three months ended June 30, 2006 compared to $56,131 in miscellaneous expense during the same period in 2005. During the six months ended June 30, 2006 we realized miscellaneous income of $146,809 compared to $22,696 in miscellaneous expense during the same period in 2005. Our miscellaneous income was primarily comprised of royalty income that we earned from the license that we have granted to a third party contractor to screen and remove waste rock from the Johnson Camp property for sale as landscape aggregate material. Miscellaneous income during the three and six months ended June 30, 2005 was offset by miscellaneous expense in the total amount of $159,366 that we recognized in connection with a legal settlement with Pierce Carson, our former Chief Executive Officer.

Net Loss

Our net loss increased significantly for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 as a result of:

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

Our care and maintenance activities at the Johnson Camp Mine and working capital needs during the six months ended June 30, 2006 were funded from a portion of the $1,729,391 in net proceeds we received from the sale of our investment in Allied Gold. During the first half of 2006 we sold 4,997,561 common shares of Allied Gold over the facilities of the Australian Stock Exchange.

During May 2006 we negotiated an extension of the maturity date on the $3,900,000 secured bridge loan from Nedbank Limited to the earlier of August 15, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. In connection with this extension we agreed to an increase in the interest rate on the loan from 9% to 10% per annum. At the same time, Auramet Trading, LLC, acting through Nedbank, advanced an additional $1,000,000 loan to our company which has been added to the outstanding principal under the secured bridge loan from Nedbank. Auramet had participated in the original bridge loan through the contribution of a then outstanding loan of from Auramet to our company in the amount of $1,000,000, dated October 17, 2005. In consideration of the additional loan advance, we paid to Auramet out of the loan proceeds the sum of $40,000, and issued to Auramet warrants for the purchase of 250,000 shares of our company’s common stock, exercisable for a period of two years at an exercise price of $1.15 per share.

Additionally, we extended the maturity date under the $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour to the earlier of August 15, 2006 or the closing of an equity offering in which we raise not less than $20,000,000.

We have recently negotiated further extensions of the maturity dates of the secured $4,900,000 bridge loan and the $600,000 revolving line of credit facility to the earlier of September 30, 2006 or the closing of an equity offering in which we raise not less than $20,000,000.

During 2004, we issued a convertible promissory note to Stephen Seymour in the principal amount of $66,000, and two convertible promissory notes to Ronald Hirsch in the principal amounts of $106,000 and $35,000, respectively. The loans evidenced by these convertible notes accrue interest at 10% per annum, are unsecured, and also have been extended to mature on the earlier of September 30, 2006, or the closing of an equity offering in which our company raises at least $25 million, unless converted in accordance with their terms.

Cash and Working Capital

The following table sets forth our cash and working capital deficiency as of June 30, 2006 (unaudited):

Cash reserves	$860,321
Working capital deficiency	$(7,111,453)[1]

(1)    Includes $5,654,958 in current portion of long-term debt.

If we leave the Johnson Camp Mine on care and maintenance status, and we do not incur any extraordinary liabilities, we will incur monthly expenses of approximately $170,000. As discussed below under the heading “Cash and Working Capital - Settlement Agreement with Titanium Resources Group, Ltd.” we received $1,900,000 on August 10, 2006 pursuant to a settlement agreement with Titanium Resources Group, Ltd. This amount has been added to our working capital to be applied to ongoing operational expenses and expenses that we expect to incur in furtherance of our business plan.

We anticipate our current cash to be adequate to cover care and maintenance activities at the Johnson Camp Mine through August 2007. However, it is difficult for us to predict how much of our current cash will be used to further our near term objective of reactivating the Johnson Camp Mine. Accordingly, our estimated monthly expenses do not include the significant additional costs that we anticipate that we will have to incur in connection with our ongoing financing activities, or any additional costs that we will have to incur if we proceed with our plan to reactivate the Johnson Camp Mine. As discussed above under the heading, “Our Plan of Operations,” we expect to incur initial capital costs in excess of $22 million (including working capital) within the first two years of start-up, and a further $9 million (including working capital) in the following two years.

In addition, our anticipated monthly expenses do not include provision for payment of the following accrued and unpaid liabilities:

1.

We had accrued expenses of $1,488,340 as of June 30, 2006. These accrued expenses consist primarily of consulting fees and accrued salaries for Ronald Hirsch, our Chairman and formerly our Chief Executive Officer, and Erland Anderson, our Executive Vice President and Chief Operating Officer, as well as payroll expenses.

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

Settlement Agreement with Titanium Resources Group, Ltd.

In August 2005, we granted an option to Titanium Resources Group, Ltd. to acquire our Class B share in SRL Acquisition No. 1 Limited. We subsequently sold a 2/15 fractional interest in the Class B share to Titanium Resources Group in consideration of $200,000 plus the amount of $100,003 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share. On December 3, 2005, we initiated legal proceedings against Titanium Resources Group in the District Court, 134th District, Dallas County, Texas, alleging, among other things, that Titanium Resources Group purposefully withheld certain material information from us during the negotiation of the option agreement.

Pursuant to a Settlement and Release Agreement dated August 9, 2006, we, Titanium Resources Group and an individual named as an additional defendant and counter-plaintiff in the legal proceedings settled all outstanding claims on terms which include: (a) the transfer by our company to Titanium Resources Group of our remaining 13/15 fractional interest in the SRL Acquisition Class B share; and (b) the payment by Titanium Resources Group to our company of a total $2,100,000 (including the sum of $200,000 previously received by us in connection with the original sale of the 2/15 fractional interest in the Class B share of SRL Acquisition to Titanium Resources Group). We received the additional $1,900,000 payment on August 10, 2006.

SRL Acquisition owns a 50% indirect interest in Sierra Rutile Limited (“Sierra Rutile”) and its related entities. Sierra Rutile owns a mine in Sierra Leone that was engaged in producing and marketing minerals used in the production of titanium dioxide until civil unrest precipitated the closure of the mine in January 1995. Under SRL Acquisition’s articles of association, the Class B share carries the right to a fixed dividend to be paid in respect of each financial year, calculated with reference to a complicated formula. Essentially, the holder of a Class B share is entitled to 5% of certain cash flows (including any dividends or other income generated from SRL Acquisition’s indirect interest in Sierra Rutile) if certain conditions are met. Since SRL Acquisition holds an indirect 50% interest in Sierra Rutile, this effectively means that a whole Class B share of SRL Acquisition represents a 2.5% carried net profits interest in Sierra Rutile.

This settlement marks the end of the divestiture process that we commenced with the original option and sale of the 2/15 fractional interest in the Class B share of SRL Acquisition to Titanium Resources Group in August 2005. This process was undertaken in order to allow management to focus on our near-term objective of reactivating the Johnson Camp Mine, subject to obtaining the necessary financing.

Cash Flows From Operating Activities

Our cash flows from operating activities during the six months ended June 30, 2006 and 2005 were $28,098 and $(679,470), respectively. The Johnson Camp Mine was on a care and maintenance program during these periods. Our cash flows from operating activities for the six months ended June 30, 2006 includes $1,729,391 in net proceeds from the sale of a portion of our investment in Allied Gold.

Cash Flows From Investing Activities

Our cash flows from investing activities during the three months ended June 30, 2006 was $(35,221), due primarily to release of restricted cash for the purchase of copper put options, offset by $105,032 in capital expenditures primarily as a result of the purchase of conveyors for the Johnson Camp Mine.

Cash Flows From Financing Activities

Our cash flows from financing activities during the six months ended June 30, 2006 was $726,247 compared to $28,821 for the same period in 2005.

As indicated above under the heading “Liquidity and Financial Resources,” we recently negotiated an extension of the maturity date on the $3,900,000 secured bridge loan from Nedbank and received an additional $1,000,000 loan from Auramet Trading which has been added to the outstanding principal under the bridge loan. In connection with these transactions, we incurred debt issuance costs of $111,411.

In addition, during the first six months of 2006, 2,700,000 stock options were exercised at an aggregate exercise price of $54,000. We also received $28,000 in proceeds during the quarter from the sale of 80,000 units pursuant to the private placement of equity securities that we commenced in September 2005. However, we incurred $234,968 in deferred offering costs during the first six months of 2006 , related to our efforts to finance the restart of the Johnson Camp Mine.

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

Long-Lived Assets

Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the six months ended June 30, 2006 and 2005.

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

We estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At January 1, 2003, we estimated the fair value of our total asset retirement obligation in respect of the Johnson Camp Mine to be $124,534. We recorded the fair value of this obligation and the related asset as of January 1, 2003. The net difference between our company’s previously recorded reclamation and closure cost liability and the amounts recorded under SFAS No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which was recognized as a cumulative effect of a change in accounting principle. As of June 30, 2006, the recorded value of accrued reclamation costs was $173,464.

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

All stock based payments granted prior to January 1, 2006 were completely vested as of that date and had therefore been expensed in accordance with APB No. 25, or the original provisions of SFAS No. 123, as appropriate. During the six months ended June 30, 2006, we granted 1,975,000 stock options to employees and directors for which $351,918 in compensation expense was recognized.

Litigation

Other than as set forth below in Part II under the heading, “Legal Proceedings,” we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. If any adverse decisions or settlements occur, they may have a material adverse effect on our financial position, or results of operations. Litigation, is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after December 15, 2005. We adopted SFAS No. 123R on January 1, 2006 and expect the new standard to have a material impact on our company’s financial position and results of operations in connection with the granting of new stock options.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of June 30, 2006, due to certain material weaknesses in internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

In our annual reports filed with the SEC for the years ended December 31, 2005 and December 31, 2004, and in our quarterly reports for the first, second and third quarters of 2005 and the first quarter of 2006, we had identified certain material weaknesses with respect to our company’s internal control over financial reporting, most of which were addressed during the first quarter of 2006. One such material weakness reflected the minimal number of our personnel which resulted in improper segregation of financial transaction duties and authorization controls – for example, the person responsible for reconciling cash accounts also had check signing authority, and the person responsible for initiating wire transfers and bank transfers also had authority to approve such transfers. In addition to the appointment of John Perry as our Chief Financial Officer in April 2005, we have taken a number of steps which we believe have largely addressed that material weakness, including the following:

  the implementation of a purchase authorization and approval process which requires all payments to be approved by two of our senior officers;

  the implementation of a purchase requisition and purchase order process which requires all purchase orders to be approved by a senior officer;

  the segregation of financial transaction duties with respect to purchases, receipts and payments;

  dividing check reconciliation duties and check signing authority between different persons; and

  the addition of one individual to our accounting department.

However, until we have sufficient financial resources to add additional personnel to our accounting department, our Chief Financial Officer and only one other person remain responsible for booking of entries in our financial records. We have concluded that this continues to represent a material weakness with respect to our company’s internal control over financial reporting.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our previously completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified the following material weaknesses with respect to our company’s internal control over financial reporting: (a) in two instances, we incorrectly valued common stock issued in payment or settlement of certain contractual obligations using the issue date of such stock as opposed to the effective date of the transaction as specified in the related agreement; and (b) we had improperly recorded a signing bonus that we had paid to our Chief Executive Officer in common stock by failing to record, as compensation expense, the fair value of the stock grant on the execution date of the related employment agreement, and amortizing the value of the balance of the common stock issuable under the employment agreement over the subsequent 12 months over which they are to be earned. These problems were identified and corrected prior to the filing of our company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2006 with the SEC. In order to address these material weaknesses, during the quarter ended June 30, 2006, we implemented a level of review by the Chief Financial Officer that will serve to ensure that transactions involving the issuance of common stock in exchange for services or property received by our company will be properly recorded in accordance with the terms of the related agreements. In addition, we have engaged a third party consulting firm to assist us with the estimation of the variables that are required to be calculated in connection with the valuation of stock option and warrant transactions in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment.”

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

We have a history of losses and expect to incur losses in the future. We had no revenues and losses of $3,084,166 for the year ended December 31, 2005, and additional losses of $3,521,229 during the six months ended June 30, 2006. As of June 30, 2006, we had a working capital deficiency of $7,111,453 (including $5,654,958 representing the current portion of our long-term debt). The Johnson Camp Mine produced copper during the 1975 to 2003 period, but we currently have no commercial production at the Johnson Camp Mine. Accordingly, we expect to continue to incur losses until such time as the Johnson Camp Mine enters into commercial production and generates sufficient revenues to fund our continuing operations. We cannot guarantee that we will successfully bring the Johnson Camp Mine or any of our other properties into commercial production or, if we do, that we will be able to generate sufficient revenues to fund our operations or achieve or sustain profitability.

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

We are currently indebted to Nedbank Limited in the amount of $4,900,000. We have issued a secured promissory note to Nedbank Limited that has been amended so that it will now mature on the earlier of September 30, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. We currently do not have the means to repay the note. In connection with bridge loan financing from Nedbank Limited in the total principal amount of $4,900,000, we have delivered a deed of trust, assignment of rents, security agreement and fixture filing that grants to Nedbank Limited a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including patented mining claims, fee lands and unpatented mining claims. Nedbank Limited would be entitled to realize upon the security interest if we are unable to repay or refinance the loan as it becomes due and seize our assets. There is no assurance that we will be able to raise sufficient financing to repay this loan as it becomes due, or upon our ability to refinance the loan on acceptable terms, if at all. We have obtained credit approval from Nedbank Limited for a debt financing facility of up to $14 million for the reactivation of the Johnson Camp Mine. The credit approval is subject to certain conditions precedent, including the company raising a minimum of $18 million in additional financing, which cannot be assured.

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

Certain groups opposed to mining may interfere with our efforts to reactive the Johnson Camp Mine

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan, which will be submitted to the stockholders for approval at the next annual meeting of our stockholders. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Accordingly, to date, Wade Nesmith, our Lead Director and the Chairman of each of the Executive and the Corporate Governance and Nominating Committees, has received 22,265.625 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, has received 18,750 deferred stock units; John Cook, the Chairman of our Compensation Committee, has received 15,234.375 deferred stock units; and Stephen Seymour has received 11,718.75 deferred stock units. The deferred stock units are subject to the 2006 Deferred Stock Unit Plan. We issued these securities to the directors, each of whom is an accredited investor, relying on Section 4(2) of the Securities Act of 1933, as amended.

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

On May 16, 2006 we issued a total of 800,000 stock options to our four non-executive directors and 500,000 stock options to Nick Tintor, our Chief Executive Officer, pursuant to our 2006 Stock Incentive Plan. The options granted to the non-executive directors will vest as to one-third upon approval of the 2006 Stock Incentive Plan by our stockholders, as to one-third on February 15, 2007 and as to the balance on February 15, 2008. In accordance with our employment letter agreement with Mr. Tintor dated February 15, 2006, all of Mr. Tintor’s stock options will vest upon approval of the 2006 Plan by the stockholders. The options are exercisable for a period of ten years at an exercise price of $1.05 per share; provided, however, that if we effect a registered public offering of our securities of at least $20,000,000 no later than November 1, 2006, the exercise price will be the greater of $1.05 and that amount that is equal to 75% of the offering price per security under such registered offering. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

During the second quarter of 2006, we issued 60,000 shares of our common stock valued at $59,800 to John Perry, our Senior Vice President and Chief Financial Officer, pursuant to his employment agreement. We issued these securities to Mr. Perry, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2006.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended June 30, 2006.

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

4.34

Letter Agreement between Nord Resources Corporation Nedbank Limited and Auramet Trading, LLC dated August 8, 2006, extending the maturity date of a secured loan in the principal amount of $4,900,000(11)

4.35

Agreement between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour, dated August 8, 2006, extending the maturity date indebtedness under the Second Amended and Restated Revolving Line of Credit Agreement, among Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(13)

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

10.52

Confidential Settlement and Release Agreement between Nord Resources Corporation (plaintiff/counter-defendant), and Titanium Resources Group, Ltd. and Edward Wayne Malouf (defendants/counter-plaintiffs) dated August 9, 2006(12)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Name of Subsidiary	Jurisdiction of Incorporation

Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(13)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(13)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from amendment no. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from Amendment No. 2 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on July 21, 2006.

(10)	Incorporated by reference from Amendment No. 1 to our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on July 21, 2006.

(11)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 8, 2006.

(12)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(13)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:
/s/ Nick Tintor
Nick Tintor
Chief Executive Officer, Director
Date: August 14, 2006

By:
/s/ John Perry
John T. Perry
Senior Vice President, Secretary, Treasurer and
Chief Financial Officer
Date: August 14, 2006