Form 10KSB/A
period 2005-12-31
NORD RESOURCES CORP
filed 2006-08-23
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

[ X ] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

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
[ X ] Yes[   ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ] Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of theExchange Act).[   ]Yes[ X ]No

State issuer’s revenues for its most recent fiscal year: $0.00

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

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

NORD RESOURCES CORPORATION
Form 10-KSB/A/3

- i -

- ii -

EXPLANATORY NOTE

This amendment to our annual report on Form 10-KSB is being filed in response to guidance that we have received from staff at the Securities and Exchange Commission. The key revisions that are included in this amendment consist of: (a) a restatement of our consolidated statements of cash flows included in our audited consolidated financial statements for the years ended December 31, 2005 and 2004, as described in more detail below and in the notes to our audited consolidated financial statements; (b) the relocation of the description of our proposed landscape and aggregate rock operation from the section headed “Description of Business” to “Description of Property” and consequential changes to the table of contents; (c) revisions to the disclosure under the heading “Description of Property – Johnson Camp Mine – Reserves” to focus on proven and probable reserves and to remove any discussion about mineral resources, as disclosure of such measures is generally precluded under SEC Industry Guide 7; (d) revisions to the notes to the table summarizing proven and probable reserves under the heading “Description of Property – Johnson Camp Mine – Reserves” to indicate the break-even cut off grades that were used in defining our reserve estimates and to explain how they were used; (e) revisions to the disclosure under the heading “Description of Property – Johnson Camp Mine – Metallurgical Test Work” to include additional information concerning the variability in copper mineralogy we have found within our reserves, and the location of the sample point of the Abrigo ore which contained 4.49% sulfides and exhibited good copper recoveries, and to discuss the implications of these two factors on projected metallurgical recovery of copper; and (f) the inclusion of a new risk factor under the heading “Risk Factors – Risks Related to Our Company” relating to the variability in copper mineralogy we have found within our reserves, and to discuss the implications of these uncertainties on projected metallurgical recovery of copper.

In light of our recent settlement agreement with Titanium Resources Group, we have also updated the disclosure under “Description of Business - Development of Our Business,” and under “Liquidity and Financial Resources” and “Cash and Working Capital” in the section headed “Management’s Discussion and Analysis and Plan of Operation - Results Of Operations – Years Ended December 31, 2005 and 2004.” In addition, we have revised the disclosure under the following headings to reflect the recent resignation of Mr. Nick Tintor as our President and Chief Executive Officer, and the appointment of Erland A. Anderson as our interim President and Chief Executive Officer: “Description of Business - Overview,” “Controls and Procedures” and “Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act - Directors and Executive Officers.”

We have restated our consolidated statements of cash flows for the year ended December 31, 2005 to properly reflect an increase in restricted cash in cash flows from investing activities, rather than cash flows from operating activities as originally stated. This restatement was approved by our board of directors at a directors’ meeting held on August 21, 2006, upon the recommendation of our Audit Committee. The reclassification of cash flows from restricted cash in the amount of $126,063 resulted in an increase in cash flows from operating activities and a decrease in cash flows from investing activities. Consequential revisions have been made to the disclosure under “Cash Flows from Operating Activities” and “Cash Flows from Investing Activities” in the section headed “Management’s Discussion and Plan of Operation - Results Of Operations – Years Ended December 31, 2005 and 2004.”

All other financial and other information in the originally filed Form 10-KSB for the reported periods, including our consolidated balance sheets, statements of operations and statements of changes in stockholders’ deficit, remain unchanged.

Except where specifically noted to the contrary, this Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein. Pursuant to SEC rules, included as Exhibits

31.1, 31.2, 32.1 and 32.2 to this Form 10-KSB/A are currently dated certifications of our company’s Chief Executive Officer and Chief Financial Officer.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We are just emerging from a prolonged period of severe financial distress that was precipitated by the closure of our former rutile mining operations in Sierra Leone, West Africa, in 1995. We also underwent a complete change in our management in 2000 and early 2001 following the settlement of a shareholders’ derivative case against our company and the majority of the directors then in office. In February 2006, four new directors were appointed to fill vacancies on our board. Our new management has been focused on preserving the Johnson Camp property and bringing our company back into compliance with our obligations to file periodic reports under the Securities Exchange Act of 1934, as amended.

One of the new directors, Mr. Nick Tintor, was appointed as our President and Chief Executive Officer pursuant to an agreement dated February 15, 2006. Under that agreement, Mr. Tintor agreed to voluntarily resign as our President and Chief Executive Officer if our company failed to receive at least $25 million in funding by August 31, 2006. Given current circumstances, it is clear that this level of funding will not be achieved by that date. Mr. Tintor advised a director of our company that he does not wish to continue in the role of President and Chief Executive Officer, and on August 21, 2006, our board of directors accepted Mr. Tintor’s resignation effective as of that date. Mr. Erland A. Anderson, our Chief Operating Officer at the time of Mr. Tintor’s resignation, has been appointed as our interim President and Chief Executive Officer. Our board of directors has set up an ad hoc committee and has retained an executive search firm to assist in finding a suitable replacement to serve as our President and Chief Executive Officer.

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

In addition to reactivating the Johnson Camp Mine, as described in more detail under the heading, “Description of Property – Landscape and Aggregate Rock Operation,” we are also planning on expanding the existing decorative and structural stone operation on the Johnson Camp property within the first year of bringing the Johnson Camp Mine into operation. We are currently leasing this landscape and aggregate rock operation to JC Rock, LLC. Our current contract expires September 30, 2006, and we plan to renew the contract on a short term basis until we are ready to take over the operation. JC Rock has the right to remove the landscape and aggregate rock from the Johnson Camp property and pays us a royalty of $1.50 per ton, subject to reduction to $1.00 per ton where the wholesale price realized by JC Rock upon resale is less than $6.00 per ton.

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

ITEM 2. DESCRIPTION OF PROPERTY

A glossary of Technical Terms appears at page 90.

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

Location Map
Johnson Camp Mine - Southeast Arizona

N
Flagstaff
40
Kingman
Prescott
17
10
Phoenix
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

Methodology

The proven and probable reserves reflect variations in the copper content and structural impacts on the Burro and Copper Chief deposits, and the reserve estimates give effect to these variations. For both proven and probable reserves, only total copper assay values were used, mainly because assay values measured in total copper were available for both the Burro pit and Copper Chief pit, and in part because the soluble copper assay techniques used by Arimetco were not comparable to the soluble copper assay techniques used by Cyprus. (See “Description of Property – Johnson Camp Property – Historic Copper Production” and “Risk Factors – Risks Related to our Company.”)

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

For proven reserves in the Burro deposit, a minimum of one drill hole composite within 160 feet is required. For probable reserves in the Burro deposit, a minimum of one drill hole composite within a range of 161 to 260 feet is required. For the Copper Chief deposit, the classification criteria for proven and probable reserves vary depending on rock type. For proven reserves a minimum of one drill hole composite within a distance ranging from 0 to between 88 to 150 feet is required, depending on rock type. For probable reserves a minimum of one drill hole composite within a range of between 89 to 245 feet is required, depending on rock type.

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
  The break-even cutoff grades are assumed by rock type and range from 0.109% to 0.129% total copper depending upon the specific rock type. In order for rock to be above the cutoff grade, the net revenue from processing the rock must exceed the sum of all cash operating costs excluding the mining cost. The mining costs are then applied to determine the actual mine cutoff or breakeven grade. If the ore is at or above the cutoff grade (breakeven grade), the ore is hauled to the crusher. If the ore is less than the cutoff grade (breakeven grade), it is hauled to the waste dump.
  “Break-even cutoff grade” is defined as the lowest grade of mineralized material that can be mined and processed considering all applicable costs, without incurring a loss or gaining a profit. The break-even cutoff grades used for the reserve estimates summarized in the foregoing table were determined having regard to the following factors: ore grade for each block and rock type; tonnage factor (which expresses the density of the ore and host rock, in terms of cubic feet per ton); estimated total copper recovery; a copper price of $0.90/lb; projected gross revenue from the copper mining and processing operations at Johnson Camp Mine contemplated by our mine plan; estimated mining costs; estimated crushing and conveying costs; SX-EW processing costs for each ore type; estimated general and administrative expenses, severance taxes (which become payable in connection with extraction of ore from the mine), and freight and marketing expenses associated with Johnson Camp Mine under our mine plan; and estimated sustaining capital required for the mining and processing operations contemplated by our mine plan.
  The following break-even cutoff grades were used for the reserve estimates summarized in the foregoing table:

Rock Type	Burro Pit % TCu	Copper Chief Pit % TCu
Upper Abrigo	0.113	0.123
Middle Abrigo	0.113	0.123

Rock Type	Burro Pit % TCu	Copper Chief Pit % TCu
Lower Abrigo	0.113	0.123
Bolsa Quartzite	0.109	0.126
Upper Diabase	0.129	0.121
Upper Pioneer Shale	0.124	0.122
Lower Diabase	0.129	0.121
Lower Pioneer Shale	0.124	0.122
  Copper recoveries are estimated to range from 74% to 81% total copper depending upon specific rock type. (See “Description of Property – Johnson Camp Property - Metallurgical Test Work”.)

In Winters, Dorsey’s opinion, the reported estimated reserves are reasonable for the economics used. Winters, Dorsey updated the block model dollar values and estimated reserves within the pit design adopted in the updated feasibility study, and used a copper price of $0.90 per pound. Operating and processing costs were provided by Nord and estimated as of the third quarter of 2005 (see “Description of Property - Johnson Camp Property - Project Feasibility”). Winters, Dorsey based the copper recovery on previous metallurgical test work that Winters, Dorsey reviewed for the updated feasibility study (see “Description of Property - Johnson Camp Property - Metallurgical Test Work” and “Description of Property - Johnson Camp Property - Recovery Curves”).

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

Estimation of total copper recovery for each ore type involved:

  examination of Cyprus drill hole data that contained both acid soluble assays and total copper assays, with the view to determining a correlation (expressed as a percentage) between such acid soluble assays and total copper values for each ore type; and
  application of the correlation to the acid soluble copper recovery determined for the particular ore type based on column tests and other parameters as described in the 2005 Feasibility Study. Four column tests were used to estimate recoveries, one for each of the following major rock types at the Johnson Camp Mine: Abrigo, Bolsa Quartzite, Pioneer Shale, and the Diabase formations (see “Description of Property – Johnson Camp Property – Geological Setting and Mineralization”).

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

Historic Copper Production

From 1975 to 1986, Cyprus mined approximately 15 million tons of ore grading approximately 0.4 percent acid soluble copper from the Burro pit. In addition, approximately 12 million tons of waste rock was produced. All ore placed on the heaps was run-of-mine (that is, not crushed). In total, approximately 107 million pounds of cathode copper were produced by SX-EW methods.

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

In 1996, based on metallurgical testing it conducted, Arimetco added a crushing plant to reduce the particle size of ore placed on the heaps in an effort to improve recoveries. The metallurgical test work indicated improved recoveries from crushed ore (see “Description of Property – Johnson Camp Property -Metallurgical Test Work”). We believe that the initial results from leaching of crushed ore placed on a new liner system installed by Arimetco were an increase in leach solution copper grade and an improvement in recoveries to the point where they matched the metallurgical test work performed on certain ore at a similar crush size. However, crushed ore represented less than 25 percent of the total ore that Arimetco had under leach. In the updated feasibility study, Winters Dorsey concluded that these operating results, along with the column leach test results, clearly support the need to crush the ore to obtain reasonable recoveries under heap leach conditions.

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

The Johnson Camp Mine is not currently a producing mine. Historical data is presented for general information and is not indicative of existing grades or expected production. Reports on past production vary. The past production from pits on the Johnson Camp Mine, as reported by Cyprus and Arimetco, is tabulated below:

Historic Copper Production Statistics

Cyprus

Year	Tons Ore to Pad(1)	Soluble Copper Grade %	Contained Soluble Copper	Lbs. Copper Shipped

1975	2,132,260	0.496	21,152,019	6,143,024
1976	1,821,476	0.357	13,005,339	10,059,807
1977	1,563,030	0.399	12,472,979	10,327,424
1978	1,202,500	0.426	10,245,300	10,205,142
1979	1,588,400	0.522	16,582,896	10,032,003
1980	1,499,600	0.411	12,326,712	10,320,407
1981	1,551,500	0.470	14,584,100	10,693,485
1982	1,894,700	0.322	12,201,868	9,702,272
1983	1,962,600	0.504	19,783,008	9,717,616
1984	52,100	0.713	742,946	8,803,361
1985	0	0	0	6,200,836
1986	0	0	0	4,854,796
Total	15,268,166	0.436	133,097,167	107,060,173

(1) Ore production run-of-mine (not crushed).

Arimetco

Year	Tons Ore to Pad	Total Copper Grade %	Contained Total Copper	Lbs. Copper Shipped

1991(1)	750,100	0.340	5,100,680	5,549,725
1992(1)	2,516,320	0.480	24,156,672	8,156,435
1993(1)	3,259,320	0.340	22,163,376	7,386,504
1994(1)	2,719,690	0.290	15,774,202	5,618,012
1995(1)	2,995,592	0.290	17,374,434	6,345,518
1996(2)	3,084,254	0.350	21,589,778	9,921,576
1997(2)	1,254,971	0.370	9,286,785	4,747,995
1998	0	0	0	2,181,304
Total	16,580,247	0.348	115,445,927	49,907,069

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

Drilling Summary
Burro & Copper Chief Pit Area

Company	Years	Core Drilling, feet	Reverse Circulation Drilling, feet	Rotary Drilling, feet	Total Drilling, feet	Assay Method
Cyprus	1961-1982	49,724	0	13,257	62,981	CuT, CuS, BRC(1)
Arimetco	1991-1993	2,874	25,618	0	28,492	CuT, CuS(2)
Summo	1998	0	5,793	0	5,793	CuT
Totals		52,598	31,411	13,257	97,266

(1)	Cyprus used bottle role composite recovery (BRC) tests in addition to total copper (CuT) and soluble copper (CuS) assay tests on certain drill hole samples.
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

There has not been any additional drilling in the Burro and Copper Chief deposits since the 2000 feasibility study, and we have not conducted any other exploration programs (see “Description of Property – Johnson Camp Property – Drilling”).

Resource Model

In Winters, Dorsey’s opinion, the resource model and estimates used as the basis for the updated feasibility are appropriate and reasonable, and are in accordance with SEC Industry Guide 7. There has not been any additional resource drilling or mining in the Burro and Copper Chief deposits since the 2000 feasibility study.

The information required to construct and validate the resource model was initially provided by Summo in 1998 and 1999. The information including an electronic drill hole database that Summo had obtained from Arimetco, rock density data and various historical production data, along with supplemental information that facilitated the estimation of soluble copper values. The information also included copper assay values from the twelve confirmation drill holes that Summo drilled in the Copper Chief and Burro deposits as part of its due diligence efforts (see “Description of Property –Johnson Camp Property –Drilling”). This data was compared to earlier adjacent drill hole results, and to validate locally the block model copper grade estimate.

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

Data Verification

As indicated above, the electronic database that Summo had obtained from Arimetco was used for resource modeling and estimating. Arimetco used its electronic database for mine planning and ore reserve estimation. The electronic database contained all of the Johnson Camp drill hole data collected by Cyprus and Arimetco, but was not verified at the time it was provided by Summo by inspection of available core and check sampling. Summo elected to deal with the verification and confirmation issue by drilling 12 confirmation holes in total in the Copper Chief and Burro deposits (see “Description of Property – Johnson Camp Property – Drilling”) and by reliance on agreement between historical production and historical ore reserve projections. In addition to the confirmation drilling and historical methods, Summo took samples from the Burro and Copper Chief pits for metallurgical testing (see “Description of Property – Johnson Camp Property - Metallurgical Test Work”).

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

Copper mineralogy varies within the deposits. In the Burro Pit, approximately 76% of the total estimated ore reserve tonnage is located above a depth of 4,560 feet in a zone dominated by the copper oxide minerals chrysocolla and malachite. Some native copper has been observed disseminated throughout this range. In addition to copper oxide mineralization, copper sulfide mineralization is evident below an elevation of 4,600 feet “in a mixed zone”. Sulfide minerals, which typically convert to oxides on exposure to oxygen, are not as amenable to heap leach copper recovery techniques as oxides. Accordingly, we believe that approximately 24% of the ore reserve in the Burro Pit could exhibit reduced copper recovery due to the presence of copper sulfide mineralization.

In the Copper Chief Pit, the oxide copper mineralization is similar to that of the Burro Pit. The entire Copper Chief Pit ore reserve is located above the 4,560 elevation in the zone dominated by the copper oxide minerals chrysocolla and malachite. We do not expect that the recovery of copper from this deposit will be materially affected by sulfide mineralization.

In summary, for the total project, approximately 85% of the ore reserves are located above the 4,560 elevation in the zone dominated by the copper oxide minerals chrysocolla and malachite. Approximately 15% of the total ore reserves could exhibit reduced copper recovery due to the presence of copper sulfide mineralization.

The bulk samples for the Summo metallurgical testing were taken from several areas of the Burro and Copper Chief Pits, with all sample locations above the 4,560 foot elevation in the zone dominated by the copper oxide minerals chrysocolla and malachite. The assay results for the Abrigo formation sample taken from an elevation of 4,620 feet, however, indicated a sulfide content of 4.49% . This suggests that the leaching of copper from ore mined at this elevation may be less than optimal.

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

We caution that copper recovery rates for ore anticipated to be mined below the 4,560 foot elevation (approximately 15% of estimated total ore reserves) may be inhibited due to the presence of copper sulfide mineralization. In addition, although the column test on the sample of Abrigo ore which contained 4.49% sulfides exhibited good copper recoveries (as shown in the table below under the subheading “Recovery Curves”), the leaching of copper from ore mined below this elevation may be less than optimal.

Recovery Curves

A summary of the recovery curve projections for the Copper Chief and Burro deposits is shown below. A recovery curve is essentially the amount of the copper projected to be recovered over time, expressed as a percentage of the total copper contained in a particular ore type.

The projected recoveries are based on column tests using best industry practices at the time of estimation and extrapolation. Four column tests were used to estimate recoveries, one for each major rock type (see “Description of Property – Johnson Camp Property – Geological Setting and Mineralization”). However, these projections have been prepared on the assumption, which cannot be assured, that the samples tested are representative of the entire deposit, not only with respect to ore grade and copper mineralogy, but also general leaching characteristics of the ores such as fines or clay content. The reliability of the recovery estimates is also limited by the small sample size that has been used to forecast the overall ore body recovery; the projected final copper recoveries for the deposit are merely extrapolations from the laboratory test program.

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

Lerchs-Grossman Pit Shell Reserves at Various Copper Prices*

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

Production Schedule

In the updated feasibility study, Winters, Dorsey developed yearly mine schedules by pit, by ore type, and by total copper grade, and the projected recovery curves for each ore type were applied to the appropriate ore type. (See “Description of Property - Johnson Camp Property - Recovery Curves”). A monthly ore placement and copper recovery was developed from the yearly data by dividing yearly values by twelve. Winters, Dorsey estimated overall copper production using the monthly tons of ore placed, the ore type, the ore grade, and timed recovery curves. This data was also used to determine leach area available and to calculate required leach solution flow rates and resulting copper concentration of leach solution grades. In the production schedule as set out below, Winters, Dorsey assumed that ore placed one month would not be leached until the subsequent month and that copper cathode would not be produced from the resulting leach solution until the third month.

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

Landscape and Aggregate Rock Operation

In addition to reactivating the Johnson Camp Mine, we are also planning on expanding the existing decorative and structural stone operation on the Johnson Camp property. Our lease contract with JC Rock, LLC, the current operator of this operation, expires on September 30, 2006. We plan to take over the operation through Cochise Aggregates and Materials Inc., our wholly-owned subsidiary corporation, within the first year of bringing the Johnson Camp Mine into operation. Until that time, we plan to renew our contract with JC Rock on a short term basis.

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

Stagg Resource Consultants estimates we can realize wholesale prices for the product in the range of $11.50 to $14.00 a ton free-on-board the mine site, based on the demand study conducted in the Tucson Metropolitan area and in Pima, Pinal and Cochise Counties, Arizona, indicating that: (a) retail prices of $28 to $32 per ton for similar product appear to be typical; and (b) in establishing the retail price for similar product retailers typically include a 100 percent mark-up of the wholesale prices free-on-board the production source (meaning that the retailer is responsible for the costs of transporting the product to the retail location) and their transportation costs. Stagg Resource Consultants have estimated that retailers’ trucking costs, as at January 2006, will be in the range of $4.00 to $5.00 per ton.

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

Notes:

(1)

Forecasted as of January 2006. Excludes: (a) anticipated leasing costs for mobile equipment; and (b) the costs of transporting the aggregate rock to retail locations, as the product is anticipated to be sold free-on- board the Johnson Camp property.

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

Copper recovery rates for approximately 15% of our estimated total reserves may be less than optimal due to the presence of copper sulfide mineralization below the elevation of 4,560 feet.

Copper sulfide minerals are not as amenable to heap leach recovery techniques as copper oxides. Since copper sulfide mineralization is evident below an elevation of 4,560 feet in both the Burro and Copper Chief Pits, we caution that copper recovery rates for ore anticipated to be mined below that elevation (approximately 15% of estimated total ore reserves) may be inhibited. In addition, although the column test on the sample of Abrigo ore taken from an elevation of 4,620 feet which contained 4.49% sulfides exhibited good copper recoveries, the leaching of copper from ore mined at this depth may be less than optimal.

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

Our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays rather than soluble copper assays. A reserve estimate based on total copper is an indirect measurement of the amount of copper that is metallurgically available for recovery. There can be no assurance that metallurgical recoveries in small scale laboratory tests will be duplicated in larger scale tests under onsite conditions or during production. Accordingly, there is a risk that we may have over-estimated the amount of recoverable copper. (See “Description of Property – Johnson Camp Property – Reserves”.)

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

We estimate that the initial capital costs for the reactivation of the Johnson Camp Mine will be approximately $22 million (including working capital), expected to be incurred within the first two years of project start up. We estimate we will incur a further $9 million in the following two years. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. The estimated capital costs of the Johnson Camp Mine, as well as our estimated operating costs, were provided by Nord and reviewed by Winters, Dorsey, for inclusion in the updated feasibility study. Those estimates may change with our actual experience as our mine plan is implemented. We may therefore require substantial additional financing to carry out our mine plan, and we may be forced to undertake a reverse split (consolidation) of our issued and outstanding shares of common stock, if approved by our shareholders, in connection with our pursuit of financing alternatives. We cannot guarantee that we will be able to obtain such additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may be forced to maintain the Johnson Camp Mine on care and maintenance status indefinitely.

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

Our success depends on our key executives, Erland Anderson, John Perry, and key operating personnel at the Johnson Camp Mine, Eric Ivey and Matthew Williams. The loss of the services of one or more of such key personnel could have a material adverse effect on our business. Our ability to manage exploration and development activities, and hence our success, will depend in large part on the efforts of these individuals. We face intense competition for qualified personnel, and we cannot be certain that we will be able to attract and retain such personnel in the future.

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

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions there under, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

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

Under the 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options under section 422 of the Code and the regulations there under or non-incentive stock options under section 83 of the Code.

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

Recent Sales of Unregistered Securities

We issued securities in the following transactions without registering the securities under the Securities Act:

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan, which will be submitted to the stockholders for approval at the next annual meeting of our stockholders. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Accordingly, to date, Wade Nesmith, our Lead Director and the Chairman of each of the Executive and the Corporate Governance and Nominating Committees, has received 22,265.625 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, has received 18,750 deferred stock units; John Cook, the Chairman of our Compensation Committee, has received 15,234.375 deferred stock units; and Stephen Seymour has received 11,718.75 deferred stock units. The deferred stock units are subject to the 2006 Deferred Stock Unit Plan. We issued these securities to the directors, each of whom is an accredited investor, during the quarter ended June 30, 2006, relying on Section 4(2) of the Securities Act of 1933, as amended.

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

On May 16, 2006 we issued a total of 800,000 stock options to our four non-executive directors and 500,000 stock options to Nick Tintor, who was then our President and Chief Executive Officer, pursuant to our 2006 Stock Incentive Plan. The options granted to the non-executive directors will vest as to one-third upon approval of the 2006 Stock Incentive Plan by our stockholders, as to one-third on February 15, 2007 and as to the balance on February 15, 2008. In accordance with our employment letter agreement with Mr. Tintor dated February 15, 2006, all of Mr. Tintor’s stock options will vest upon approval of the 2006 Plan by the stockholders. Upon vesting, the options will be exercisable for a period of ten years following their date of grant at an exercise price of $1.05 per share; provided, however, that if we effect a registered public offering of our securities of at least $20,000,000 no later than November 1, 2006, the exercise price will be the greater of $1.05 and that amount that is equal to 75% of the offering price per security under such registered offering. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

On May 12, 2006, we issued 176,471 shares of our common stock valued at $88,236 to Nick Tintor, who was then our President and Chief Executive Officer, pursuant to his employment agreement. We issued these securities to Mr. Tintor, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

During 2005, we issued 430,000 shares of our common stock valued at $127,700 to John Perry, our Senior Vice President and Chief Financial Officer. During the first quarter of 2006, we issued an additional 60,000 shares of our common stock to Mr. Perry, valued at $31,600. During the second quarter of 2006, we issued a total of 310,000 shares of our common stock to Mr. Perry, valued at $134,800. We issued these securities to Mr. Perry, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of June 30, 2006, December 31, 2005 and December 31, 2004:

	As of		As of		As of
	June 30, 2006		December 31, 2005		December 31, 2004
Cash reserves	$860,321		$141,197		$665,828

Working capital deficiency	$(7,111,453	)(1)	$(4,288,886	)(2)	$(3,767,262	)(3)

(1)	Includes $5,654,958 in current portion of long-term debt.
(2)	Includes $4,438,359 in current portion long-term debt.
(3)	Includes $2,909,514 in current portion long-term debt.

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

We anticipate our current cash to be adequate to cover care and maintenance activities at the Johnson Camp Mine through August 2007, assuming that we are successful in obtaining extensions of, or refinancing, our outstanding indebtedness beyond their current maturities (which cannot be assured). However, it is difficult for us to predict how much of our current cash will be used to further our near term objective of reactivating the Johnson Camp Mine. Accordingly, our estimated monthly expenses do not include the significant additional costs that we anticipate that we will have to incur in connection with our ongoing financing activities, or any additional costs that we will have to incur if we proceed with our plan to reactivate the Johnson Camp Mine. As discussed above under the heading, “Our Plan of Operations,” we expect to incur initial capital costs in excess of $22 million (including working capital) within the first two years of start-up, and a further $9 million (including working capital) in the following two years.

In addition, our anticipated monthly expenses do not include provision for payment of the following accrued and unpaid liabilities:

1.

We had accrued expenses of $1,488,340 as of June 30, 2006 ($1,115,244 as of December 31, 2005). These accrued expenses consist primarily of consulting fees and accrued salaries for Ronald Hirsch, our Chairman and formerly our Chief Executive Officer, and Erland Anderson, our Executive Vice President and Chief Operating Officer, as well as payroll expenses.

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

SRL Acquisition owns a 50% indirect interest in Sierra Rutile Limited and its related entities. Sierra Rutile owns a mine in Sierra Leone that was engaged in producing and marketing minerals used in the production of titanium dioxide until civil unrest precipitated the closure of the mine in January 1995. Under SRL Acquisition’s articles of association, the Class B share carries the right to a fixed dividend to be paid in respect of each financial year, calculated with reference to a complicated formula. Essentially, the holder of a Class B share is entitled to 5% of certain cash flows (including any dividends or other income generated from SRL Acquisition’s indirect interest in Sierra Rutile) if certain conditions are met. Since SRL Acquisition holds an indirect 50% interest in Sierra Rutile, this effectively means that a whole Class B share of SRL Acquisition represents a 2.5% carried net profits interest in Sierra Rutile.

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

Cash Flows From Operating Activities

Our cash flows from operating activities during the years ended December 31, 2005 and 2004 were $(1,600,235) and $(1,269,099), respectively. This was primarily due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

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

Extension of Nedbank Bridge Loan

On May 5, 2006, we entered into a letter agreement with Nedbank extending the maturity date of the $3,900,000 secured promissory note payable to Nedbank from May 8, 2006 to May 15, 2006. We subsequently entered into a formal Modification Agreement with Nedbank dated as of May 15, 2006, which provided for the extension of the maturity date of the $3,900,000 secured promissory note to the earlier of August 15, 2006 and the closing of a registered equity offering by tour company of not less than $20,000,000. Upon execution of the Modification Agreement, we paid a $39,000 fee to Nedbank.

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

Upon closing of the additional $1,000,000 advance, we executed and delivered, among other things: (a) an Amended and Restated Secured Promissory Note dated May 31, 2006, payable to Nedbank in the principal amount of $4,900,000; (b) a First Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing; and (c) an Amendment to the Subordination Agreement with Mr. Hirsch and Mr. Seymour. The maturity date of the Amended and Restated Promissory Note has been extended the earlier of: (a) September 30, 2006; and (b) the closing of a registered equity offering by our company which raises not less than $20,000,000. We are obligated to make interest-only payments to Nedbank, at an interest rate of 10% per annum (an increase of 1% per annum over the interest rate under the original secured promissory note issued to Nedbank), payable monthly. The interest rate would increase to 13% (an increase of 1% per annum over the default rate of interest under the original secured promissory note) in the event of a default.

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

Loans from Ronald Hirsch and Stephen Seymour

During 2004, we issued convertible promissory notes to Stephen Seymour and Ronald Hirsch in the principal amounts of $66,000 and $106,000, respectively. The loans evidenced by these convertible notes accrue interest at 10% per annum, are unsecured and have been extended to mature on the earlier of September 30, 2006, or the closing of an equity offering in which our company raises at least $25 million, unless converted in accordance with their terms. The principal amounts of these loans (and at our option, the accrued interest thereon), may be converted on their maturity dates into common stock at the conversion price of $0.20 per share. The proceeds of these loans were used to fund our activities at the Johnson Camp property and for general corporate purposes. A beneficial conversion feature is associated with each of the convertible notes since the value of our company’s common stock exceeded the debt conversion price on the dates of the respective loans.

During June 2004, Mr. Hirsch exercised 1,750,000 stock options at an aggregate exercise price of $35,000. Subsequently, during April 2005, Mr. Hirsch and our company agreed to rescind this stock option exercise and to reinstate the original 1,750,000 options at the exercise price and with the expiration date of the options under the original grant. We issued a convertible promissory note to Mr. Hirsch in the amount of $35,000 and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10% per annum and was convertible at maturity on January 1, 2006 into shares of our common stock at a conversion price of $0.175 per share. The maturity of this loan has been extended to the earlier of September 30, 2006 or the closing of an equity offering in which we raise at least $25 million. This promissory note contains a beneficial conversion feature of $25,000 due to the value of our common stock exceeding the debt conversion price on the date of the loan. As a result, we recognized approximately $490,000 of compensation expense as of the grant date of the new option.

On June 21, 2005, our company entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and was to have matured on December 31, 2005, and is collateralized by accounts receivable, inventory, property and equipment, and other assets. The maturity of this loan was extended to the earlier of May 8, 2006, or the closing of an equity offering in which the Company raises at least $25 million, and commencing May 1, 2006, the interest rate was changed from 6.0% per annum to M&T Bank’s prime rate. The maturity date has been further extended to the earlier of September 30, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. In consideration for the issuance of the line of credit, our company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to our company. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years.

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

Cash Flows From Investing Activities

In 2005, as required by our bridge loan facility with Nedbank, we deposited restricted cash of $400,000 with Auramet Trading, and we purchased copper put options for $275,358. This resulted in a net increase in restricted cash of $126,063. In 2004, our company received proceeds of $194,416 from the sale of PGM Ventures Corporation shares and $21,069 from sales of Principal Financial Group Incorporated shares.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period - specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long - lived non - financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We adopted SFAS No.154 and the impact of such adoption is reflected in the Consolidated Statements of Cash Flows as an adjustment to the classification of cash flows from restricted cash:

  Reclassification of $126,063 related to cash flows from restricted cash was previously reported as cash flows from operating activities and is currently reported as cash flows from investing activities.

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

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer at the time, Mr. Nick Tintor, and our Chief Financial Officer, Mr. John Perry concluded that our company’s disclosure controls and procedures were not effective as of December 31, 2005, due to certain material weaknesses in internal control over financial reporting.

Mr. Tintor resigned as an officer of our company effective August 21, 2006, although he continues to serve on our board of directors. Mr. Erland A. Anderson, our Chief Operating Officer at the time of Mr. Tintor’s resignation, has been appointed as our interim President and Chief Executive Officer. Mr. Anderson and Mr. Perry have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2005 and have concluded that our company’s disclosure controls and procedures were not effective as of December 31, 2005, due to certain material weaknesses in internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In addition to the appointment of John Perry as our Chief Financial Officer in April 2005, we have taken a number of steps which we believe have addressed most of the material weaknesses that have been identified, including the following:

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

However, until we have sufficient financial resources to add additional personnel to our accounting department, our Chief Financial Officer and only one other person remain responsible for the recording of entries in our financial records. We have concluded that this continues to represent a material weakness with respect to our company’s internal control over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Ronald A. Hirsch(1)	63	Director and Chairman	September 7, 2000
Laguna Beach, CA

Nicholas Tintor(1)	50	Director	February 15, 2006
Mississauga, ONT

Stephen D. Seymour	64	Director	October 15, 2003
Baltimore, MD

Wade D. Nesmith	54	Lead Director	February 15, 2006
North Vancouver, BC

Douglas P. Hamilton	64	Director	February 15, 2006
North Chatham, MA

John F. Cook	66	Director	February 15, 2006
Roslin, ONT

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Erland A. Anderson(2)	63	Interim President and Chief Executive Officer	N/A
Tucson, AZ

John T. Perry	40	Senior Vice President, Chief Financial Officer,	N/A
Tucson, AZ		Secretary and Treasurer

(1)

Mr. Hirsch also held the position of Chief Executive Officer of the Company until February 15, 2006. Effective February 15, 2006, Mr. Tintor became President and Chief Executive Officer, and served in such capacities until his resignation from as an officer of our company effective August 21, 2006. Mr. Hirsch remains Chairman of the Board of Directors, and Mr. Tintor continues to serve as a director of our company.

(2)

Mr. Anderson was also President and a director of the Company until February 15, 2006. Mr. Anderson was appointed Executive Vice President and Chief Operating Officer on February 15, 2006, and served in such capacities until his appointment as our interim President and Chief Executive Officer upon Mr. Tintor’s resignation.

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

Nicholas Tintor – Mr. Tintor was appointed President, Chief Executive Officer and a director of our company on February 15, 2006. At the time of his appointment, Mr. Tintor agreed to voluntarily resign as our President and Chief Executive Officer if our company failed to receive at least $25 million in funding by August 31, 2006. Given current circumstances, it is clear that this level of funding will not be achieved by that date. Mr. Tintor advised a director of our company that he does not wish to continue in the role of President and Chief Executive Officer, and on August 21, 2006, our board of directors accepted Mr. Tintor’s resignation effective as of that date. He continues to serve on our board of directors. He holds a Bachelor of Science (Geology) from the University of Toronto and brings to Nord more than 28 years of experience in all facets of mineral exploration and public resource company management. Mr. Tintor’s positions included Project Geologist, Urangesellschaft (Canada) Ltd. (1978-1982), Staff Geologist, Ontario Geological Survey (1982-1983), Assistant Editor, The Northern Miner (1983-1990), Chief Operating Officer, Great Lakes Minerals (1990-1997), Vice-President, Santa Cruz Gold Ltd. (1995-1998) and President, Chief Executive Officer and Director, New Inca Gold Inc. (1997-2004). Mr. Tintor has been President and CEO of Anaconda Gold Corp. since January 2002 and Vice President – Canada with Moto Goldmines Ltd. since May 2005. He is also a Director of Andina Minerals Inc. Mr. Tintor is a Member, The Canadian Institute of Mining and Metallurgy (CIMM), the Prospectors and Developers Association of Canada and the Ontario Prospectors Association.

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

Erland A. Anderson – Mr. Anderson was appointed interim President and Chief Executive Officer following the resignation of Mr. Nick Tintor from these positions effective August 21, 2006. Prior to this, Mr. Anderson had served as our Chief Operating Officer and Executive Vice President since February 15, 2006, and as our President and a director from October 2003 until February 15, 2006. Mr. Anderson has over 30 years operational experience in the mining industry. From December 30, 2002 to October 2003, he was our Vice President. From June, 1999 to December 30, 2002, he served as the Company’s Operations Manager and from 1994 to 1999 was North American Operations Manager for Nord Pacific Limited. Prior to 1994, Mr. Anderson was Vice President of Minera Roca Roja, S.A. de C.V., Walhalla Mining Company and Keweenaw Copper Company and a Director of Technical Services for St. Joe Minerals Corporation where he was employed for 14 years and had responsibility for mine planning and technical services. Mr. Anderson holds a degree in Civil Engineering Technology from Michigan Technological University and is a member of the Society for Mining, Metallurgy, and Exploration of the American Institute of Mining, Metallurgical, and Petroleum Engineers.

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

(5)

Mr. Anderson resigned as President and was appointed Executive Vice President and Chief Operating Officer effective February 15, 2006. He succeeded Mr. Nick Tintor as our President and Chief Executive Officer, on an interim basis, on August 21, 2006.

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

Effective February 15, 2006, Mr. Hirsch resigned as our Chief Executive Officer but will continue as Chairman of our Board of Directors. On February 15, 2006, our company and Mr. Hirsch entered into a waiver and amendment to the Executive Employment Agreement whereby Mr. Hirsch agreed to work with Mr. Tintor for six months as part of the Company’s transition to our new Chief Executive Officer, and to continue to act as Chairman for a period of two years after we have received funding of at least $25,000,000.

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

Mr. Hirsch waived any rights that he may have had under his Executive Employment Agreement in respect of Mr. Tintor’s appointment as Chief Executive Officer and the changes to the composition of the Board of Directors. However, we have acknowledged, and the waiver and amendment provides that

Mr. Hirsch has the right: (a) in the event of a change in control, to receive from our company the balance accrued and owing under his amended Executive Employment Agreement; and (b) in the event of a termination of the Executive Employment Agreement for any reason other than by the company for cause (as defined in the Employment Agreement), Mr. Hirsch’s breach or his death, to continue to receive from our company health insurance benefits at the then current level until Mr. Hirsch reaches the age of 65. Mr. Hirsch’s agreement with our company provides that if we have not received funding of at least $25,000,000 on or before August 31, 2006, Mr. Hirsch will be appointed as our President and Chief Executive Officer with an annual salary of $200,000, on the understanding that Mr. Tintor was to have voluntarily resigned from such positions at that time. In light of Mr. Tintor’s resignation and Mr. Erland Anderson’s appointment as our interim President and Chief Executive Officer, we anticipate that we will be renegotiating our agreement with Mr. Hirsch.

Nicholas Tintor

On February 15, 2006, Nicholas Tintor accepted our offer to serve as President and Chief Executive Officer of our Company pursuant to a letter agreement that contemplated the execution and delivery of a definitive Executive Employment Agreement between our company and Mr. Tintor within 30 days of the date of his acceptance of our offer. Mr. Tintor has resigned as an officer of our company effective August 21, 2006. We and Mr. Tintor had been negotiating the terms of the definitive Executive Employment Agreement in good faith. The term of his Executive Employment Agreement was to have been for three years and his initial salary was fixed at $6,000 per month, increasing to $200,000 per annum contingent and effective upon the Company receiving funding of at least $25,000,000. Mr. Tintor’s salary was being accrued but unpaid until such time as our Company received such funding. Our agreement with Mr. Tintor provided that he was to report to the Executive Committee of the Company’s Board of Directors, and that he would voluntarily resign from his executive positions if our Company did not receive funding of at least $25,000,000 on or before August 31, 2006. We agreed to pay Mr. Tintor a signing bonus of $150,000, payable as to $75,000 as soon as practicable following the adoption of a formal stock incentive plan and $75,000 on the one-year anniversary of his acceptance. The bonus is to be paid in shares of common stock, to be issued as fully paid and non-assessable at a deemed issue price per share equal to the market price of our common stock, less a 15% discount to reflect their status as “restricted securities” with the meaning assigned in Rule 144 under the Securities Act of 1933, as amended. On May 12, 2006, we issued 176,471 shares of our common stock to Mr. Tintor in payment of the initial $75,000 installment of the signing bonus; the shares were valued at $88,236 at the time of issuance. Additionally, we have granted Mr. Tintor 500,000 options to purchase shares of common stock with a term of three years. All of the options are subject to vesting upon stockholder approval of the stock incentive plan.

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

In light of Mr. Tintor’s resignation as an officer of our company, Mr. Anderson has been appointed as our President and Chief Executive Officer on an interim basis. He is serving in those positions under his existing Executive Employment Agreement. Our board of directors has set up an ad hoc committee and has retained an executive search firm to assist in finding a suitable replacement to serve as our President and Chief Executive Officer.

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

On April 18, 2005, we entered into an employment agreement with John T. Perry to serve as our Senior Vice President and Chief Financial Officer. The term of this agreement is for two years, and the agreement is subject to automatic renewal for successive one year periods unless cancelled by either of the parties. Mr. Perry’s base salary under the agreement is $175,000 annually, although Mr. Perry has agreed to accept 20,000 shares of common stock per month under his memorandum of understanding with us, in lieu of cash salary, until we have received funding of at least $10,000,000. The agreement also confirms that Mr. Perry will be compensated in the form of common shares of our company until such time as we complete a financing of at least $10,000,000. In addition, Mr. Perry is entitled to participate in a formal incentive stock option plan, once adopted by us. Mr. Perry is also entitled to participate in all health, insurance, retirement and other benefits provided to our other senior executives pursuant to authorization by our Board of Directors. Absent a change in control, if we terminate Mr. Perry for any reason not for cause, we must pay Mr. Perry’s salary and health and dental insurance premiums for the greater of the remainder of the term or 12 months. Following a change in control, in the event we terminate Mr. Perry for any reason other than for death/disability or cause, we are required to pay Mr. Perry all accrued unpaid salary, bonuses, expenses, a lump sum equal to three times his base salary, and we are required to pay for his health, dental, and disability insurance premiums for 18 months.

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

	As of July 15, 2006
Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)
Ronald A. Hirsch(3) Chairman	7,386,400 (4)	20.7%

Nicholas Tintor(3) Director	290,757(5)	0.9%

Stephen D. Seymour Director	4,797,657(6)(10)	13.6%

Wade D. Nesmith (7) Director	60,000 (8)(10)	0.2%

Douglas P. Hamilton(7) Director	- (10)	-

John F. Cook(7) Director	142,858 (9)(10)	0.4%

Erland A. Anderson(11) Interim President and Chief Executive Officer	1,500,000 (12)	4.3%

John T. Perry Senior Vice President, Chief Financial Officer, Secretary and Treasurer	1,585,714(13)	4.5%

Directors and Executive Officers as a Group (Eight Persons)	15,763,386(14)	40.7%

	As of July 15, 2006
Name and Address of Beneficial Owner	Shares(1)	Percent
Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)
John F. Champagne	3,105,000	9.2%

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
(3)

Mr. Hirsch also held the position of Chief Executive Officer of our company until February 15, 2006. Mr. Hirsch remains Chairman of the Board of Directors. Effective February 15, 2006, Mr. Tintor became President, Chief Executive Officer and a director. He resigned as an officer of our company effective August 21, 2006, but continues to serve on our Board of Directors.

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

(11)

Mr. Anderson was also President and a director of the Company until February 15, 2006. Mr. Anderson was appointed Executive Vice President and Chief Operating Officer on February 15, 2006, and succeeded Mr. Tintor as President and Chief Executive Officer, on an interim basis, on August 21, 2006.

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

On June 21, 2005, we entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and was to mature on December 31, 2005. The maturity of this loan was extended to the earlier of May 8, 2006, or one week after the closing of an equity offering in which the Company raises in excess of $25 million. The maturity date has been further extended to September 30, 2006. In consideration for the issuance of the line of credit, we agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to us. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years. In connection with our loan from Auramet Trading, LLC, Mr. Hirsch, Stephen D. Seymour and Auramet Trading entered into a Subordination Agreement dated October 17, 2005 whereby Mr. Hirsch and Mr. Seymour agreed to subordinate all present and future loans to us in favor of any and all indebtedness that we have with Auramet Trading. This Subordination Agreement was superseded by a new Subordination Agreement dated November 8, 2005 in connection with our loan from Nedbank Limited.

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

Akaganeite. A tetragonal mineral, ferric oxyhydroxide beta-FeO(OH,Cl). A tetragonal mineral belongs to a system of crystallization having all three axes at right angles and the two lateral axes equal.

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

Chrysocolla. A monoclinic mineral, (Cu,Al)2 H2 Si2 O5 (OH) 4 .nH2 O. It can cryptocrystalline or amorphous, and forms incrustations and thin seams in oxidized parts of copper-mineral veins. Cryptocrystalline is descriptive of the texture of a rock consisting of crystals that are too small to be recognized and separately distinguished.

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

Malacite. A monoclinic mineral, Cu2 CO3 (OH)2. It can be dimorphous with georgeite, and occurs with azurite (a monoclinic mineral, Cu3 (OH)2 (CO3 )2) in oxidized zones of copper deposits. Dimorphism describes the property of a chemical compound to crystallize in either of two different crystal structures.

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

Volt-ampere. A unit of electric power equal to the product of one volt and one ampere, equivalent to one watt.

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

4.34

Letter Agreement between Nord Resources Corporation Nedbank Limited and Auramet Trading, LLC dated August 8, 2006, extending the maturity date of a secured loan in the principal amount of $4,900,000(10)

4.35

Agreement between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour, dated August 14, 2006, extending the maturity date indebtedness under the Second Amended and Restated Revolving Line of Credit Agreement, among Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(12)

4.36	Amended and Restated Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated for reference June 29, 2004(13)

4.37	Amended and Restated Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated for reference August 19, 2004(13)

4.38	Amended and Restated Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated for reference October 4, 2004(13)

4.39

Agreement between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour, dated August 17, 2006, extending the maturity date indebtedness under the Second Amended and Restated Revolving Line of Credit Agreement, among Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(13)

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

10.52

Confidential Settlement and Release Agreement between Nord Resources Corporation (plaintiff/counter-defendant), and Titanium Resources Group, Ltd. and Edward Wayne Malouf (defendants/counter-plaintiffs) dated August 9, 2006(11)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

	Name of Subsidiary	Jurisdiction of Incorporation
	Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(13)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(13)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

Additional Exhibits

99.1 Nord Resources Corporation 2006 Stock Incentive Plan(8)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.
(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.
(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.
(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.
(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.
(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.
(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.
(8)	Incorporated by reference from Amendment No. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.
(9)	Incorporated by reference from Amendment No. 2 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on July 21, 2006.
(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 8, 2006.
(11)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.
(12)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.
(13)	Filed herewith.

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

We have audited the accompanying consolidated balance sheet of Nord Resources Corporation and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nord Resources Corporation and Subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 (Restatement of Cash Flow Statement) to the consolidated financial statements, certain adjustments resulting in a reclassification of the previously reported consolidated statements of cash flows was discovered by management of the Company. Accordingly, a reclassification has been made to cash flows from investing activities as of December 31, 2005.

/s/ Mayer Hoffman McCann P.C.

Denver, Colorado
January 27, 2006, except for the last paragraph of
Note 15 as to which the date is March 17, 2006
and the last paragraph of Note 1 (Restatement of Cash
Flow Statement) as to which the date is August 15, 2006

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004

					Accumulated
	Common Stock		Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2003	24,001,288	$240,013	$80,791,698	$(82,230,260)	$524,856	$(673,693)
Comprehensive loss:
Net loss	–	–	–	(864,357)	–	(864,357)
Unrealized gain on marketable
securities	–	–	–	–	443,530	443,530
Comprehensive loss	–	–	–	–	–	(420,827)

Common stock issued for Coyote Springs	199,998	2,000	78,000	–	–	80,000
Stock options issued for Coyote Springs	–	–	39,453	–	–	39,453
Beneficial conversion feature from
issuance of convertible debt	–	–	123,000	–	–	123,000
Stock options exercised	3,250,000	32,500	32,500	–	–	65,000
Common stock issued in private placement	421,500	4,215	143,310	–	–	147,525
Common stock issued to settle accounts
payable	247,091	2,471	258,409	–	–	260,880
Common stock issued for services	130,645	1,306	47,516	–	–	48,822

Balance at December 31, 2004	28,250,522	282,505	81,513,886	(83,094,617)	968,386	(329,840)
Comprehensive loss:
Net loss	–	–	–	(3,084,166)	–	(3,084,166)
Reclassification adjustment for gain
included in net income	–	–	–	–	(968,386)	(968,386)
Comprehensive loss	–	–	–	–	–	(4,052,552)

Common stock issued for Coyote Springs	86,538	865	21,635	–	–	22,500
Beneficial conversion feature from
issuance of convertible debt	–	–	25,000	–	–	25,000
Rescission of stock options exercised	(1,750,000)	(17,500)	(17,500)	–	–	(35,000)
Compensation from issuance of stock
options	–	–	590,879	–	–	590,879
Common stock issued in private placement	819,644	8,196	278,679	–	–	286,875
Common stock and warrants issued on
revolving line of credit	2,260,000	22,600	1,176,878	–	–	1,199,478
Common stock and warrants issued to
settle outstanding claims and accounts
payable	262,000	2,620	169,612	–	–	172,232
Warrants issued on bridge loan	–	–	171,200	–	–	171,200
Common stock issued for services	497,271	4,974	201,697	–	–	206,671

Balance at December 31, 2005	30,425,975	$304,260	$84,131,966	$(86,178,783)	$–	$(1,742,557)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Restated 2005	2004
Cash Flows From Operating Activities:
Net loss	$(3,084,166)	$(864,357)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation, depletion and amortization	83,347	66,347
Accretion expense on reclamation costs	14,793	13,699
Amortization of debt issuance costs	758,528	40,228
Accretion of discount on debt	448,637	–
Stock option mark to market adjustment	455,000	–
Copper put options mark to market adjustment	188,872	–
Issuance of common stock and warrants to settle outstanding claims	159,367	–
Increase in fair value of trading securities	(1,406,617)	–
Gain on settlement of debt	–	(425,133)
Issuance of stock for services rendered	206,671	48,822
Issuance of stock options for services rendered	135,879	–
Realized gain on sale of securities held for trading	(22,358)	(72,851)
Beneficial conversion feature recorded as interest expense	100,878	45,400
Changes in assets and liabilities:
Other assets	1,660	(11,660)
Accounts payable	(24,951)	(376,171)
Accrued expenses	384,225	266,577

Net Cash (Used) By Operating Activities	(1,600,235)	(1,269,099)

Cash Flows From Investing Activities:
Restricted cash	(126,063)
Proceeds from sale of marketable securities	–	215,485
Purchase of copper put options	(275,358)	–
Capital expenditures	–	(610,700)

Net Cash (Used) By Investing Activities	(401,421)	(395,215)

Cash Flows From Financing Activities:
Debt issuance costs	(292,111)	(241,370)
Principal payments on notes payable	(5,611,991)	(633,052)
Deferred financing costs	(201,998)	–
Proceeds from issuance of notes payable	7,315,000	2,897,000
Principal payments on capital lease	(18,750)	(6,250)
Proceeds from issuance of common stock	286,875	212,525

Net Cash Provided By Financing Activities	1,477,025	2,228,853

Net Increase (Decrease) in Cash and Cash Equivalents	(524,631)	564,539

Cash and Cash Equivalents at Beginning of Year	665,828	101,289

Cash and Cash Equivalents at End of Year	$141,197	$665,828

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$331,853	$288,722
Income taxes	–	–

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company adopted SFAS No.154 and the impact of such adoption is reflected in the Consolidated Statements of Cash Flows as an adjustment to the classification of cash flows from restricted cash:

  Reclassification of $126,063 related to cash flows from restricted cash was previously reported as cash flows from operating activities and is currently reported as cash flows from investing activities.

Restatement of Cash Flow Statement

The Company has restated its consolidated statement of cash flows for the year ended December 31, 2005 to properly reflect its increase in restricted cash in cash flows from investing activities, rather than cash flows from operating activities as originally stated. The reclassification of cash flows from restricted cash in the amount of $126,063 resulted in an increase in cash flows from operating activities and a decrease in cash flows from investing activities as presented below. This restatement had no impact on the consolidated balance sheet, statements of operations or statements of changes in stockholders’ deficit.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the changes to the totals on the statements of cash flows:

	As Originally Reported	As Restated
Net cash (used) by operating activities	$(1,726,298)	$(1,600,235)
Net cash (used) by investing activities	(275,358)	(401,421)

2.           MARKETABLE SECURITIES AND FINANCIAL INSTRUMENTS

Marketable securities and financial instruments are carried at their market value and consist of the following at:

		Unrealized	Market
	Cost	Gain/(Loss)	Value
December 31, 2005
Securities held for trading:
Investment in Allied Gold	$342,608	$1,125,071	$1,467,679
Financial instruments:
Copper put options	275,358	(188,872)	86,486

Total	$617,966	$936,199	$1,554,165

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
Date: August 23, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Erland A. Anderson
Erland A. Anderson
(Principal Executive Officer)
Interim President, Chief Executive Officer
Date: August 23, 2006

By:	/s/ John T. Perry
John T. Perry
(Principal Financial Officer and Principal Accounting Officer)
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Date: August 23, 2006

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: August 23, 2006

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: August 23, 2006

By:	/s/ Wade D. Nesmith
Wade D. Nesmith
Director
Date: August 23, 2006

By:	/s/ John F. Cook
John F. Cook
Director
Date: August 23, 2006

By:	/s/ Douglas P. Hamilton
Douglas P. Hamilton
Director
Date: August 23, 2006