Form 10QSB/A
period 2006-03-31
NORD RESOURCES CORP
filed 2006-08-23
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-QSB/A
For The Quarterly Period Ended
March 31, 2006

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-QSB is being filed in response to guidance that we have received from staff at the Securities and Exchange Commission. The key revisions that are included in this amendment consist of: (a) the addition of disclosure to the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, and to note 1 to the unaudited condensed consolidated financial statements for the quarter, to reflect the fact that we have restated the consolidated statement of cash flows for that period to properly reflect proceeds from sales of securities held for trading as a component of cash flows from operating activities, rather than as a component of cash flows from investing activities as originally stated; (b) revisions to note 5 of the unaudited condensed consolidated financial statements for the quarter to disclose that our adoption of the provisions of SFAS No.154 on December 31, 2005, has resulted in the reclassification of $1,322,150 related to proceeds from sales of securities held for trading as cash flow from operating activities rather than as cash flow from investing activities; (c) the inclusion of a new risk factor under the heading “Risk Factors – Risks Related to Our Company” relating to the variability in copper mineralogy we have found within our reserves, and to discuss the implications of these uncertainties on projected metallurgical recovery of copper; and (d) the disclosure under the heading “Controls and Procedures” has been revised to clarify the material weaknesses we have identified in our internal controls.

In light of the recent increase and extension of our secured loan from Nedbank Limited, and our recent settlement agreement with Titanium Resources Group, we have also updated the disclosure under the

i

headings “Management’s Discussion and Analysis – Liquidity and Financial Resources” and “Management’s Discussion and Analysis – Cash and Working Capital,” and revised the list of Exhibits incorporated by reference into this quarterly report to include the material agreements referred to in the updated disclosure. In addition, we have revised the disclosure under the heading “Controls and Procedures” to reflect the recent resignation of Mr. Nick Tintor as our President and Chief Executive Officer, and the appointment of Erland A. Anderson as our interim President and Chief Executive Officer.

All other financial and other information in the originally filed Form 10-QSB for the reported periods, including the unaudited condensed consolidated financial statements, remain unchanged.

Except where specifically noted to the contrary, this Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein. Pursuant to SEC rules, included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-QSB/A are currently dated certifications of our company’s Chief Executive Officer and Chief Financial Officer.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2005, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

-ii-

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	As Restated 2006	2005
Cash Flows From Operating Activities:
Net loss	$(2,055,786)	$(713,269)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	20,837	20,837
Accretion expense on reclamation costs	3,992	3,698
Amortization of debt issuance costs	278,795	60,343
Accretion of discount on debt	279,055	-
Stock option mark to market adjustment	26,250	-
Copper put options mark to market adjustment	139,553	-
Issuance of common stock for services rendered	149,615	15,428
Issuance of stock options for services rendered	229,952	-
Realized gain on sale of securities held for trading	(213,312)	-
Proceeds from sale of securities held for trading	1,322,150	-
Beneficial conversion feature recorded as interest expense	1,722	30,750
Changes in assets and liabilities:
Prepaid expenses and other	(124,797)	(69,786)
Accounts payable	128,779	64,558
Accrued expenses	243,810	111,483

Net Cash Provided (Used) By Operating Activities	430,615	(475,958)

Cash Flows From Investing Activities:
Decrease in restricted cash	126,063	-
Purchase of copper put options	(56,252)	-
Capital expenditures	(31,949)	-

Net Cash Provided By Investing Activities	37,862	-

Cash Flows From Financing Activities:
Deferred offering costs	(65,241)	-
Principal payments on notes payable	-	(8,057)
Principal payments on capital leases	(4,687)	(6,250)
Proceeds from issuance of common stock	82,000	-

Net Cash Provided (Used) By Financing Activities	12,072	(14,307)

Net Increase (Decrease) in Cash and Cash Equivalents	480,549	(490,265)

Cash and Cash Equivalents at Beginning of Period	141,197	665,828

Cash and Cash Equivalents at End of Period	$621,746	$175,563

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$100,664	$70,877
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$29,010	$22,500
Stock options issued for purchase of property	36,987	-
Decrease in fair value of available for sale securities	-	(90,728)
Warrants issued in connection with bridge loan	87,032	-
Common stock issued for settlement of accounts payable	36,924	-

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

Restatement of Financial Statements

The Company has restated its consolidated statement of cash flows for the three months ended March 31, 2006 to properly reflect its proceeds from sales of securities held for trading as a component of cash flows from operating activities, rather than as a component of cash flows from investing activities as originally stated. The reclassification of cash flows from sales of securities held for trading in the amount of $1,322,150 resulted in an increase in cash flows from operating activities and a decrease in cash flows from investing activities as presented below. This restatement had no impact on the consolidated balance sheet, statement of operations or statement of changes in stockholders’ deficit.

The following table represents the changes to the totals on the statement of cash flows:

	As Originally Reported	As Restated
Net cash provided (used) by operating activities	$(891,535)	$430,615
Net cash provided by investing activities	$1,360,012	$37,862

2.	BASIS OF PRESENTATION

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period - specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long - lived non - financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company adopted the provisions of SFAS No.154 on December 31, 2005, which had the following impact on the Company’s consolidated financial statements:

  Reclassification of $1,322,150 related to proceeds from sales of securities held for trading which was originally reported as cash flow from investing activities and is currently reported as cash flow from operating activities.

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

We presently do not have any arrangements in place to obtain the necessary financing to commence mining operations. We plan to raise the necessary financing through a combination of debt and equity financing. We believe that we may be forced to undertake a reverse split (consolidation) of our issued and outstanding shares of common stock in connection with any equity financing. There is a substantial risk that we will not be able to obtain the necessary financing on commercially reasonable terms, or at all. In addition to the risk that we do not obtain financing, our business and our ability to realize our business objectives and implement our operating plan is subject to a number of additional risks and uncertainties, including those discussed below under the heading “Risk Factors”. If we fail to obtain the necessary financing, our plan is to continue to maintain the Johnson Camp Mine on care and maintenance status indefinitely.

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

During May 2006 we negotiated an extension of the maturity date on the $3,900,000 secured bridge loan from Nedbank Limited to the earlier of August 15, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. In connection with this extension we agreed to an increase in the interest rate on the loan from 9% to 10% per annum, and paid a $39,000 fee to Nedbank. We also issued a total of 100,000 warrants exercisable no later than May 15, 2008, of which 75,000 were issued to Nedbank and 25,000 were issued to Auramet. Each warrant entitles the holder to purchase one share of our common stock for a period of two years, at an exercise price of $1.00, being an amount equal to the average of the closing price of our company’s common stock (as quoted on Pink Sheets LLC) for the twenty trading days prior to May 15, 2006.

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

Cash and Working Capital

The following table sets forth our cash and working capital deficiency as of June 30, 2006 (unaudited) and March 31, 2006 (unaudited):

	As of	As of
	June 30, 2006	March 31, 2006

Cash reserves	$860,321	$621,746

Working capital deficiency	$(7,111,453)[1]	$(5,809,947)[2]

(1)	Includes $5,654,958 in current portion of long-term debt.

(2)	Includes $4,632,104 in current portion of long-term debt.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period - specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long - lived non - financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We adopted the provisions of SFAS No.154 on December 31, 2005, which had the following impact on our company’s consolidated financial statements:

  Reclassification of $1,322,150 related to proceeds from sales of securities held for trading which was originally reported as cash flow from investing activities and is currently reported as cash flow from operating activities.

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

Our company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of our company; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of such evaluation, management considered the matters relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer at the time, Mr. Nick Tintor, and our Chief Financial Officer, Mr. John Perry, concluded that our company’s disclosure controls and procedures were not effective as of March 31, 2006, due to certain material weaknesses in internal control over financial reporting.

Erland (Andy) A. Anderson, our Chief Operating Officer (and former President), has been appointed as our interim President and Chief Executive Officer to replace Mr. Tintor, who has resigned from his role as our President and Chief Executive Officer. Mr. Tintor was appointed as President and Chief Executive Officer pursuant to an agreement dated February 15, 2006. Under that agreement, Mr. Tintor agreed to voluntarily resign as our President and Chief Executive Officer if our company failed to receive at least $25 million in funding by August 31, 2006. Given current circumstances, it is clear that this level of funding will not be achieved by that date. Mr. Tintor has advised a director of our company that he does not wish to continue in the role of President and Chief Executive Officer. On August 21, 2006, our board of directors accepted Mr. Tintor’s resignation effective as of that date and appointed Mr. Anderson as our interim President and Chief Executive Officer. Mr. Tintor remains a director of our company.

Mr. Anderson and Mr. Perry have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2006 and have concluded that our company’s disclosure controls and procedures were not effective as of March 31, 2006, due to certain material weaknesses in internal control over financial reporting.

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

In order to address these material weaknesses, subsequent to the quarter ended March 31, 2006, we implemented a level of review by the Chief Financial Officer that will serve to ensure that transactions involving the issuance of common stock in exchange for services or property received by our company will be properly recorded in accordance with the terms of the related agreements. In addition, we have engaged a third party consulting firm to assist us with the estimation of the variables that are required to be calculated in connection with the valuation of stock option and warrant transactions in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment.”

In addition, in our annual reports filed with the SEC for the years ended December 31, 2005 and December 31, 2004, and in our quarterly reports for the first, second and third quarters of 2005 and the first quarter of 2006, we had identified certain material weaknesses with respect to our company’s internal control over financial reporting, most of which were addressed during the first quarter of 2006. One such material weakness reflected the minimal number of our personnel which resulted in improper segregation of financial transaction duties and authorization controls – for example, the person responsible for reconciling cash accounts also had check signing authority, and the person responsible for initiating wire transfers and bank transfers also had authority to approve such transfers. In addition to the appointment of John Perry as our Chief Financial Officer in April 2005, we have taken a number of steps which we believe have largely addressed that material weakness, including the following:

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

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

	Name of Subsidiary	Jurisdiction of Incorporation
	Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(14)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(14)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from amendment no. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from Amendment No. 2 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on July 21, 2006.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 8, 2006.

(11)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(13)	Incorporated by reference from Amendment No. 2 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(14)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:

/s/Erland A. Anderson
Erland A. Anderson
Interim President and Chief Executive Officer

Date: August 23, 2006

By:

/s/John Perry
John T. Perry
Senior Vice President, Secretary, Treasurer and
Chief Financial Officer

Date: August 23, 2006