Form 10QSB
period 2006-09-30
NORD RESOURCES CORP
filed 2006-11-13
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,963,043 shares of common stock as of October 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation (the “Company”) are included in this Quarterly Report on Form 10-QSB:

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,620,317
Notes receivable, related entity	50,000
Accounts receivable	30,205
Other receivables	87,500
Debt issuance costs, net of accumulated amortization	49,000
Prepaid expenses and other	107,292

Total Current Assets	1,944,314

Property and Equipment, at cost:
Property and equipment	3,952,975
Less accumulated depreciation and amortization	(1,316,006)

Net Property and Equipment	2,636,969

Total Assets	$4,581,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)
(Continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,075,232
Accrued expenses	1,969,862
Current maturities of long-term debt	5,672,325
Current maturity of capital lease obligation	18,750

Total Current Liabilities	8,736,169

Long-Term Liabilities:
Capital lease obligation, less current maturity	17,187
Accrued reclamation costs	177,456

Total Long-Term Liabilities	194,643

Total Liabilities	8,930,812

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized,
33,943,043 shares issued and outstanding	339,431
Additional paid-in capital	85,365,297
Accumulated deficit	(90,054,257)

Total Stockholders’ Deficit	(4,349,529)

Total Liabilities and Stockholders’ Deficit	$4,581,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Net sales	$-	$-

Operating expenses (includes stock-based compensation expense of $839,499
and $587,420 for 2006 and 2005, respectively)	4,732,821	2,166,788
Depreciation, depletion and amortization	62,510	62,511

Loss from operations	(4,795,331)	(2,229,299)

Other income (expense):
Interest expense	(1,371,786)	(903,426)
Gain on investments, net	2,020,739	300,003
Miscellaneous income	270,904	19,268

Total other income (expense)	919,857	(584,155)

Loss before income taxes	(3,875,474)	(2,813,454)

Provision for income taxes	-	-

Net loss	$(3,875,474)	$(2,813,454)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	33,532,891	27,874,657

Net loss per share of common stock	$(0.12)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Net sales	$-	$-

Operating expenses (includes stock-based compensation expense of $175,483
and $(1,000) for 2006 and 2005, respectively)	2,056,951	643,573
Depreciation, depletion and amortization	20,837	20,837

Loss from operations	(2,077,788)	(664,410)

Other income (expense):
Interest expense	(300,552)	(549,309)
Gain on investments, net	1,900,000	300,003
Miscellaneous income	124,095	41,964

Total other income (expense)	1,723,543	(207,342)

Loss before income taxes	(354,245)	(871,752)

Provision for income taxes	-	-

Net loss	$(354,245)	$(871,752)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	33,903,478	28,092,157

Net loss per share of common stock	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance at December 31, 2005	30,425,975	$304,260	$84,131,966	$(86,178,783)	$(1,742,557)
Comprehensive loss:
Net loss	-	-		(3,875,474)	(3,875,474)
Comprehensive loss					(3,875,474)

Common stock and stock
options issued for Coyote
Springs	83,844	838	48,512	-	49,350
Common stock issued to settle
outstanding claims	46,753	468	36,456	-	36,924
Exercise of stock options	2,700,000	27,000	27,000	-	54,000
Compensation expense from
issuance of stock options	-	-	503,489	-	503,489
Compensation from issuance
of Deferred stock units	-	-	90,624	-	90,624
Common stock issued in
private placement	80,000	800	27,200	-	28,000
Warrants issued in connection
with bridge loan	-	-	260,729	-	260,729
Common stock issued for
services	606,471	6,065	239,321	-	245,386

Balance at September 30, 2006	33,943,043	$339,431	$85,365,297	$(90,054,257)	$(4,349,529)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net loss	$(3,875,474)	$(2,813,454)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	62,510	62,511
Accretion expense on accrued reclamation costs	11,976	11,095
Amortization of debt issuance costs	483,791	384,029
Accretion of discount on debt	500,481	180,628
Write-off of deferred offering costs	397,803	-
Write-off of deposit on abandoned financing	50,000	-
Stock option mark to market adjustment	26,250	455,000
Realized loss on copper put options	142,738	-
Issuance of common stock for services rendered	336,010	132,420
Issuance of stock options for services rendered	477,239	-
Issuance of stock to settle outstanding claims	-	159,366
Realized gain on sale of securities held for trading	(261,712)	-
Proceeds from sale of securities held for trading	1,729,391	-
Beneficial conversion feature recorded as interest expense	1,722	91,766
Changes in assets and liabilities:
Accounts receivable	(117,705)	-
Other assets	(118,078)	(23,262)
Accounts payable	144,508	(33,653)
Accrued expenses	854,618	507,896

Net Cash Provided (Used) By Operating Activities	846,068	(885,658)

Cash Flows From Investing Activities:
Decrease in restricted cash	126,063	-
Purchase of copper put options	(56,252)	-
Capital expenditures	(109,068)	-

Net Cash (Used) By Investing Activities	(39,257)	-

Cash Flows From Financing Activities:
Deferred offering costs	(245,805)	(158,334)
Debt issuance costs	(161,065)	(15,861)
Principal payments on notes payable	-	(11,804)
Proceeds from issuance of notes payable	1,011,242	425,000
Principal payments on capital leases	(14,063)	(14,062)
Proceeds from issuance of common stock	82,000	-

Net Cash Provided By Financing Activities	672,309	224,939

Net Increase (Decrease) in Cash and Cash Equivalents	1,479,120	(660,719)

Cash and Cash Equivalents at Beginning of Period	141,197	665,828

Cash and Cash Equivalents at End of Period	$1,620,317	$5,109

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$377,567	$214,742
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$29,010	$22,500
Stock options issued for purchase of property	20,340	-
Increase in fair value of available for sale securities	-	132,407
Common stock issued in connection with debt facilities	-	471,000
Warrants issued in connection with debt facilities	260,729	418,136
Convertible note issued in connection with rescission of stock option	-	35,000
Beneficial conversion feature on convertible notes issued	-	25,000
Common stock issued for settlement of accounts payable	36,924	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results of operations that may be expected for the year ending December, 31, 2006. The Company recommends that this financial information be read in conjunction with the complete financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and the amendments thereto, previously filed with the Securities and Exchange Commission.

Reclassification

Certain financial statement line items for the three and nine months ended September 30, 2005 have been reclassified to conform with the presentation in the current period.

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

On October 23, 2006, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Platinum Diversified Mining, Inc. (“Platinum”), Platinum Diversified Mining USA, Inc. (“Platinum USA”) and PDM Merger Corp. (“Merger Sub”). The Company plans on completing the Merger. However, if the Merger is not consummated, management’s plans include the following:

1.	Re-opening of the Johnson Camp Mine subject to raising the necessary capital and ultimately achieving profitable operations.

2.

Taking over and expanding the existing decorative and structural stone operation on the Johnson Camp property. The Company’s current lease arrangements with JC Rock, LLC expires January 31, 2007, and the Company plans to renew the contract on a short term basis until it is ready to take over the operation.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.

Undertaking preliminary exploration for mineral deposits at the Coyote Springs and Mimbres properties with the view to determining whether the Company should exercise the Company’s options on these properties.

The Company’s plans to reopen the Johnson Camp Mine, take over the decorative and structural stone operation, and to undertake preliminary exploration of the Coyote Springs and Mimbres properties are contingent on the Company raising sufficient financing. Such financing, if available, is expected to come from a combination of equity and debt financing, and the potential exercise of outstanding common stock purchase warrants and vested options.

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

There were no stock option grants to employees of Company during the three months ended September 30, 2005 and 2,250,000 stock option grants to employees of the Company during the nine months ended September 30, 2005. Therefore, if the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by the original provisions of SFAS No. 123 the Company’s net loss and loss per share would be reduced to the following pro-forma amounts:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(871,752)	$(2,813,454)
Stock based employee compensation included
in net loss, net of tax	(17,500)	455,000
Less stock based compensation determined under
fair value based methods for all awards, net of tax	-	(659,661)

Pro Forma Net Loss	$(889,252)	$(3,018,115)

Net loss per share of common stock:
Basic and diluted:
As reported	$(0.03)	$(0.10)
Pro forma	$(0.03)	$(0.11)

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All stock options granted prior to January 1, 2006 were completely vested as of that date and had therefore been expensed in accordance with APB No. 25, or the original provisions of SFAS No. 123, as appropriate. There were no stock option grants to employees during the three months ended September 30, 2006; however, 500,000 stock options previously granted to employees were cancelled. During the nine months ended September 30, 2006 the Company granted 1,975,000 and cancelled 500,000 stock options to employees and directors for which $477,239 in compensation expense was recognized.

Consistent with the valuation method utilized by the Company under SFAS No. 123R, the Company is using the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted. The expected forfeiture rate is based on historical employee turnover rates. The expected term of the options granted is estimated using the formula set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its Peer Group. The following assumptions were used to estimate the fair value of stock options granted during the nine months ended September 30, 2006:

Nine Months Ended
September 30, 2006
Risk-free interest rate	4.5% to 4.9%
Expected forfeitures	21%
Expected volatility	60% to 90%
Expected dividend yield	0%
Weighted-average volatility	76%
Expected term (in years)	1.5 to 5.5

The Company has granted incentive and non-qualified stock options to its employees and directors under the terms of its 1991 Stock Option Plan and 2006 Stock Incentive Plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors. As of September 30, 2006, there were 800,000 outstanding stock options that had not yet vested.

A summary of the Company’s stock option activity for the three and nine months ended September 30, 2006 is set forth below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 1, 2006	4,739,999	$0.25
Granted	2,074,999	0.84
Exercised	(2,700,000)	0.02
Cancelled	(1,175,000)	0.46

Options outstanding at September 30, 2006	2,939,998	$0.79

As of September 30, 2006, 2,139,998 of the outstanding stock options were non-qualified, non-plan stock options, 600,000 of the outstanding stock options were non qualified stock options granted pursuant to the

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2006 Incentive Stock Plan, and 200,000 of the outstanding stock options were incentive stock options granted pursuant to the 2006 Stock Incentive Plan.

Other Stock Based Compensation Information

The following table summarizes information about the Company’s stock options as of September 30, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$0.02	15,000	2.1	$0.02	15,000	$0.02
0.20 - 0.60	1,874,998	3.8	0.43	1,874,998	0.43
1.05	800,000	9.6	1.05	-	-
1.75 - 2.00	100,000	2.0	1.88	100,000	1.88
3.25	150,000	0.6	3.25	150,000	3.25
$0.02 - 3.25	2,939,998	5.1	$0.79	2,139,998	$0.69

The weighted average fair value of options granted during the nine months ended September 30, 2006 was $0.46.

Compensation Expense

The Company issued 60,000 and 606,471 shares of common stock to employees of the Company during the three and nine months ended September 30, 2006, respectively. The weighted average fair value of common stock issued to employees during the three and nine months ended September 30, 2006 was $0.78 and $0.64 per share.

Total stock based compensation of $175,483 and $839,499 is included in operating expenses for the three and nine months ended September 30, 2006, respectively. Total stock based compensation of $(1,000) and $587,420 is included in operating expenses for the three and nine months ended September 30, 2005, respectively.

Deferred Stock Units

During the three and nine months ended September, 2006, the Company credited a total of 46,464 deferred stock units valued at $36,250, and 114,433 deferred stock units valued at $90,624, respectively, to deferred stock unit accounts maintained for its independent directors pursuant to the Company’s 2006 Stock Incentive Plan.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.      BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 9,484,825 and 6,650,749 shares of common stock for the nine months September 30, 2006 and 2005, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be antidilutive.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also establishes a requirement to evaluate interests in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company plans to adopt this standard beginning January 1, 2007 and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this standard beginning January 1, 2007; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2006 the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF Issue No. 06-3 applies to any taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and customer, and may include but is not limited to sales, use, value added and some excise taxes. This Issue requires an entity to disclose if taxes are presented in the income statement on a gross or net basis. Additionally, an entity that reports any such taxes on a gross basis should also disclose the amounts of those taxes in interim and annual financial statements for each period an income statement is presented if those amounts are significant. EITF Issue No. 06-3 applies with respect to any interim and annual reports filed after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt this standard beginning January 2008, and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

6.      COMMITMENTS

Settlement Agreement With Nicholas Tintor

Nicholas Tintor resigned from the board of directors of the Company effective September 27, 2006. Mr. Tintor had served as a member of the Company’s board of directors since February 15, 2006. In addition, Mr. Tintor served as the Company’s President and Chief Executive Officer from February 15, 2006 until August 21, 2006.

Subsequent to Mr. Tintor’s resignation as a director, Mr. Tintor and the Company entered into a settlement agreement dated September 29, 2006 (the “Tintor Settlement Agreement”), pursuant to which the Company agreed, in consideration of the execution and delivery by the parties of a mutual general release (the “Mutual General Release”), to pay Mr. Tintor $233,000 in cash as follows: (a) $70,000 payable no later than October 31, 2006; and (b) the balance of $163,000 payable within seven days following the closing date of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than an aggregate amount of $15,000,000 (including multiple financing transactions between October 1, 2006 and January 7, 2007 where the aggregate amount equals or exceeds $15,000,000), or (ii) a significant corporate transaction which (A) results in a change of control of the Corporation, or (B) involves a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets, or a sale, lease, exchange or other transfer by the Company of assets valued at $12,000,000 or greater. If the Company does not close such a financing or corporate transaction prior to January 7, 2007, then the Company will, subject to compliance with any and all applicable securities laws, issue to Mr. Tintor a sufficient number of fully-paid, non-assessable shares to pay the balance of settlement amount, based on the volume-weighted average trading price of the Company’s common stock during the ten trading days preceding January 7, 2007.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Indemnification Agreements With Respect to Lost Stock Certificates

On October 18, 2006, the Company’s board of directors has resolved to indemnify American Stock Transfer and Trust Company (“AST”), the registrar and transfer agent of the Company’s common stock, in connection with 320,000 shares of the Company’s common stock owned by Stephen Seymour and his spouse, as joint tenants, and 1,575,000 shares of the Company’s common stock originally registered in the name of Stephen Seymour, Trustee of the Dan Seymour Trust No. 2. A share certificate representing the 320,000 shares owned jointly by Mr. and Mrs. Seymour was apparently issued by AST but never received by them. The share certificate representing the 1,575,000 shares was issued in error, as those shares should have been registered in the names Stephen Seymour, Kathie Stevens and Louise Seymour, in their respective capacities as the trustees of a private trust constituted on July 27, 1982 (the “Trust”). AST has required the Company to indemnify it in connection with the issuance of replacement share certificates. Mr. Seymour, in his personal capacity, and Mr. Seymour, Kathie Stevens and Louise Seymour, in their respective capacities as the trustees of the Trust, have agreed to indemnify the Company in connection with the indemnity that the Company has provided to AST.

7.      SUBSEQUENT EVENTS

Settlement Agreement with TMD Acquisition Corporation

The Company entered into a settlement agreement (the “Settlement Agreement”) dated October 18, 2006 with TMD Acquisition Corporation (“TMD Acquisition”) to settle certain outstanding matters arising in connection with the transactions and circumstances described below.

In May 2004, the Company commenced pursuing an opportunity (the “Opportunity”) to acquire assets comprising ASARCO Inc.’s (“ASARCO”) Tennessee Mines Division zinc business (the “Zinc Assets”). Ronald Hirsch, the Company’s Chairman of the Board of Directors, and Stephen Seymour, a Director of the Company, subsequently agreed to assist the Company to preserve the Opportunity by assuming the right to acquire the Zinc Assets, and assigning such right to TMD Acquisition, a new corporation formed specifically to facilitate an asset purchase agreement with ASARCO dated March 21, 2005 (the “Acquisition Agreement”) in respect of the Zinc Assets. The principals of TMD Acquisition are Ronald Hirsch and Stephen Seymour.

Pursuant to the Settlement Agreement and a related Assignment Agreement dated as of October 18, 2006 between the Company and TMD Acquisition, the Company has taken an assignment of the Acquisition Agreement, and has agreed to reimburse certain expenses in the aggregate amount of $365,000 (the “TMD Expenses”) and assume certain accounts payable in the aggregate amount of $101,442 incurred by TMD in the preservation of the Opportunity. Although ASARCO's trustee in bankruptcy has sold the Zinc Assets, the Company has instructed counsel to preserve any right of action (the “ASARCO Claim”) that the Company may have against ASARCO and ASARCO’s trustee in bankruptcy.

The TMD Settlement Agreement provides that the Company will reimburse the TMD Expenses upon the earlier of: (a) December 22, 2006, and (b) the closing date of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than the aggregate amount of $25,000,000, or (ii) a significant corporate transaction which results in (A) a change of control of the Company or (B) a sale,

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

lease, exchange or other transfer of assets of the Company valued at $12,000,000 or greater, or of all or substantially all of the assets of the Company. If the Company receives any cash payment on account of the ASARCO Claim, the Company is required to first remit such portion of the cash payment to TMD Acquisition as will be required to fully pay the outstanding balance of the TMD Expenses.

The Company has advanced to TMD Acquisition the aggregate amount of $50,000 (evidenced by demand promissory notes dated February 27, 2006 and May 8, 2006, respectively, each in the principal amount of $25,000) to cover certain expenses that TMD Acquisition has incurred in preserving the Zinc Opportunity. The loan is payable to the Company on demand and is to be set-off against the TMD Expenses.

Proposed Merger between the Company and Platinum Diversified Mining, Inc

On October 23, 2006, the Company entered into the Merger Agreement with Platinum, Platinum USA and Merger Sub. Merger Sub is a wholly-owned subsidiary of Platinum USA, which in turn is a wholly-owned subsidiary of Platinum. Platinum has paid a deposit of $500,000 upon signing of the Merger Agreement. The deposit is held in trust by American Stock Transfer & Trust Company pursuant to a deposit escrow agreement that was executed concurrent with the signing of the Merger Agreement.

The Merger Agreement contemplates that the Company will be acquired by Platinum in an all cash merger transaction, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Platinum (the “Merger”). Platinum is a special purpose acquisition corporation organized under the laws of the Cayman Islands on January 12, 2006. It was formed with the purpose of effecting one or more business combinations with unidentified operating businesses in the metals and mining industries. Platinum’s stated investment strategy is to invest in the mining industry by acquiring producing assets and/ or developing assets with near term production.

Platinum was admitted to the Alternative Investment Market of the London Stock Exchange (“AIM”) on March 14, 2006 following the completion of a public flotation of units comprised of common shares and share purchase warrants from which it derived net proceeds of $77.9 million. The net proceeds from the public flotation are currently held in a trust account that is governed by an investment management trust agreement entered into between Platinum and American Stock Transfer & Trust Company. If the Merger is consummated, the trust funds will be released to Platinum upon consummation of the merger, and a portion of such funds will be used to pay the merger consideration to the security holders of the Company.

The Merger will be subject to the approval of the stockholders of each of the Company and Platinum. The Company has agreed to call a special meeting of its stockholders for the purpose of approving the Merger and the Merger Agreement. The Company and Platinum have agreed to use their reasonable best efforts to complete the Merger as early as possible. If the Merger is not completed by February 15, 2007, either party can terminate the Merger Agreement.

The Merger has been approved by a special committee of independent directors of the Company who considered a fairness opinion of an independent financial advisor in reaching their determination.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate Merger Consideration

The aggregate merger consideration to be paid by Platinum and Platinum USA on consummation of the Merger will be calculated in accordance with the Merger Agreement based on the following formula:

  the amount of $60,000,000; less

  a holdback amount of $3,000,000; less

  an advance fund of $250,000 to be provided to CuShaman LLC, an entity controlled by Ronald Hirsch, as stockholder representative in connection with the holdback; less certain liabilities of the Company as of the effective time of the Merger, including liabilities on account of the Company’s corporate debt, certain deferred payments on account of salaries, consultant fees and severance payments and transaction expenses associated with the Merger that Platinum has not agreed to reimburse; plus the amount of the Company’s cash on closing, plus

  certain expenses for which Platinum has agreed to reimburse the Company, including expenses associated with completing the Merger, subject to specified limits, and expenses associated with the maintenance of the Company’s interest in the Coyote Springs property.

The amount of liabilities and cash as of the effective time of the Merger will be based on a balance sheet of the Company to be delivered by the Company to Platinum prior to closing.

At the effective time of the Merger, each share of the Company’s outstanding capital stock (including any shares of common stock issued prior to the effective time upon the exercise of options or warrants), other than shares held by dissenting holders who properly exercise appraisal rights under Delaware law, will be automatically converted into:

  the right to receive an amount in cash on closing based on the aggregate merger consideration, without interest and less any applicable withholding taxes, determined in accordance with the Merger Agreement, which is referred to as the “per share merger consideration”; and

  a contingent right to receive a pro rata share of the amount remaining, if any, of (i) the $3,000,000 holdback amount after the expiry of a six month holdback period, plus (ii) any remaining amount of the $250,000 advance to CuShaman LLC, as the stockholder representative, which is referred to as the “per share net holdback consideration”.

The Company estimates that the per share merger consideration will equal $1.20 per share. The Company estimates that the per share net holdback consideration will equal $0.07 per share, prior to deduction of fees and expenses associated with the escrow arrangement for the holdback, if there are no claims for damages made against the holdback amount.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Holdback

The holdback amount of $3,000,000 will be held in trust for a holdback period of six months. The funds will be held in trust by American Stock Transfer & Trust Company, the paying agent under the Merger Agreement, pursuant to an escrow agreement to be executed upon consummation of the Merger.

During the holdback period, the holdback amount may be used to indemnify, defend and hold harmless Platinum, Platinum USA and the surviving corporation of the Merger from and against any and all damages arising from (i) inaccuracies in the calculation of the per share merger consideration, (ii) inaccuracies in the closing balance sheet, (iii) breaches by the Company of certain representations and warranties of the Company set forth in the Merger Agreement, including representations regarding the Corporation’s capitalization, executive compensation and related party transactions, (iv) costs and expenses connected with the cancellation or termination of certain out-of-the-money stock options, subject to an aggregate limit of $25,000, and (v) costs and expenses connected with the termination of the Company’s 401(k) plan, subject to an aggregate limit of $100,000. No claim may be made for damages under paragraphs (i), (ii) or (iii) unless the damages exceed $50,000 in aggregate.

The per share net holdback consideration will be paid by American Stock Transfer and Trust Company as the paying agent upon expiry of the six month holdback period in the event that there are no claims for damages made by Platinum, Platinum USA and the surviving corporation during the holdback period, or if any such claims have been paid out or withdrawn during the holdback period. If there are any claims for damages made by Platinum, Platinum USA and the surviving corporation that are the subject of arbitration proceedings at the time of expiry of the holdback period, the per share net holdback consideration, if any, less the amount of those claims and a reasonable estimate of related expenses will be paid out on the end of the six month holdback period and the remainder, if any will not be paid until a final arbitration award in respect of such claims has been made in the manner contemplated by the escrow agreement.

Decisions regarding claims for damages on behalf of the security holders will be made by CuShaman LLC, as the stockholder representative. The security holders of the Company will be entitled to receive all of the holdback not used to satisfy claims for damages made by Platinum, Platinum USA and the surviving corporation during the holdback period, less fees, costs and expenses of American Stock Transfer and Trust Company as the paying agent. Payment of the per share net holdback consideration will be made upon expiry of the holdback period or upon resolution of all claims for damages, if there are any claims for damages outstanding when the holdback period expires.

Effect of the Merger on Stock Options and Warrants

Platinum has not agreed to assume any of the Company’ stock option plans or agreements or its share purchase warrants. The Company has agreed to use its best efforts to obtain the consent of each holder of options and warrants to purchase shares of the Company’s common stock such that each option and warrant may be cancelled or terminated immediately prior to the effective time of the Merger in consideration for:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

  the right to receive a cash payment upon consummation of the Merger, without interest, equal to (i) the excess, if any, of (A) the per share merger consideration over (B) the per share exercise price of the option or warrant, multiplied by (ii) the number of shares of common stock subject to the option or warrant immediately prior to the effective time, and a contingent right to receive a portion of the holdback in an amount equal to (i) the amount of the per share net holdback consideration, multiplied by (ii) the number of shares of common stock subject to the option or warrant immediately prior to the effective time.

Closing Conditions

Consummation of the Merger is subject to satisfaction or waiver (if applicable) of a number of conditions, including:

  the Merger Agreement and the Merger shall have been adopted by (i) the holders of the majority of the outstanding shares of common stock of the Company, and (ii) the holders of the majority of the outstanding shares of common stock of the Company, exclusive of the shares held by Ronald Hirsch and Stephen Seymour, who attend and are entitled to vote at the stockholders’ meeting; and

  the Merger Agreement and the Merger will have been approved and adopted by the shareholders of Platinum by a resolution passed by 80% or more of the Platinum shares voted at such general meeting. In addition, it is a condition of the Merger Agreement that shareholders of Platinum, exclusive of the founding shareholders of Platinum, holding 20% or more of the issued shares of Platinum shall not have voted against approving the Merger Agreement and the Merger.

In addition, each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party and material compliance of the other party with its covenants.

Termination Fee

In certain circumstances, either party may terminate the Merger Agreement, but may be liable to pay a $2 million termination fee to the other party.

Voting Agreements

Ronald A. Hirsch and Steven Seymour have each entered into voting agreements with Platinum USA whereby they have agreed to vote their shares in favor of the Merger. These shares represent approximately twenty six percent (26%) of the Company’s currently outstanding shares.

Bonuses to Executive Officers

The Company’s board of directors has declared bonuses to the following executive officers for their success in bringing the Company back into compliance with its reporting obligations under section 13 of

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Securities Exchange Act of 1934, as amended; addressing and settling a myriad outstanding issues with various creditors, litigants and other third parties; and generally positioning the Company to seek additional financing or as an attractive takeover target.

Name and Title	Amount of Bonus

Ronald Hirsch, Chairman	$300,000

Erland Anderson, President and Chief Executive Officer	$300,000

John Perry, Senior Vice President, Secretary, Treasurer and Chief Financial Officer	$300,000

The bonuses have been awarded and are payable when the Company has sufficient funds to make the payments, as shall be determined in the sole discretion of the board of directors.

Amendment to Terms of Certain Outstanding Options and Warrants

The Company has entered into amendment agreements dated October 5, 2006 with the holders of a total of 1,939,998 issued and outstanding stock options, and the holders of a total of 5,370,394 issued and outstanding stock purchase warrants. Under the amendment agreements, all of the provisions of the respective option agreements and warrant certificates governing the treatment of such options and warrants in the event of a transaction that would constitute an arm’s length “Corporate Transaction” have been replaced and superseded in their entirety with provisions which give to the Company the authority, in its absolute discretion, exercisable either in advance of or at the time of any actual or anticipated Corporate Transaction, to either:

(a)

negotiate with the counterparty to the Corporate Transaction to have each holder’s outstanding options or warrants, as the case may be, either (i) assumed by the surviving corporation, the successor corporation or its parent corporation, as applicable (a “Successor Corporation”), or (ii) substituted by an equivalent option, warrant or other right, as the case may be, to be issued by a Successor Corporation; or

(b)

cancel each holder’s outstanding options or warrants, as the case may be, in exchange for a right of the holder to receive a payment in cash or property equal to: (i) the per share consideration to be received by the common stockholders of the Company as a result of the Corporate Transaction; (ii) minus the exercise price of the holder’s outstanding options or warrants, as the case may be; (iii) multiplied by the number of shares of common stock of the Company underlying the holder’s options or warrants, as the case may be.

“Corporate Transaction” is defined for these purposes to mean the consummation of either (i) a merger or consolidation of the Company with or into any other corporation, entity or person or (ii) a sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all the Company’s outstanding securities or all or substantially all the Company's assets.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Authorized Shares and Reverse Stock Split

At the annual meeting of stockholders held on October 18, 2006, the Company’s stockholders approved an amendment to the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The Company’s stockholders also approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio within the range from one-for-two to one-for-six. The Company has not yet taken any steps to: (a) increase the number of authorized shares of common stock from 50,000,000 to 100,000,000; or (b) effect a reverse stock split of the Company’s issued and outstanding shares of common stock. The Company’s board of directors has discretion to elect not to proceed with these changes.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2006.

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

Our near term objective has been to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. However, since reactivation of the Johnson Camp Mine is subject to obtaining sufficient financing, our board of directors has not yet made a production decision.

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

In light of the foregoing, our management has been focused on positioning our company to effect a public offering of its securities, while at the same time considering our strategic alternatives. In that regard, in addition to obtaining the update to the 2000 feasibility study on the Johnson Camp Mine, our management has worked to preserve our assets, in part by seeking and obtaining secured bridge financing from Auramet Trading, LLC (“Auramet”) in October 2005 and from Nedbank Limited (“Nedbank”) in November 2005. Amidst these efforts, it became apparent that, with the average price of copper remaining relatively high throughout this period, our company could be attractive to better-financed mining entities as a takeover target. On March 29, 2006, we were advised by Auramet that Platinum Diversified Mining, Inc. (“Platinum”), might be interested in acquiring an interest in our company.

On October 23, 2006, after several months of negotiations, we entered into an agreement and plan of merger (the “Merger Agreement”) with Platinum, Platinum Diversified Mining USA, Inc. (“Platinum USA”) and PDM Merger Corp. (“Merger Sub”). Merger Sub is a wholly-owned subsidiary of Platinum USA, which in turn is a wholly-owned subsidiary of Platinum.

The Merger Agreement contemplates that we will be acquired by Platinum in an all cash merger transaction, pursuant to which Merger Sub will merge with and into our company, with our company continuing as the surviving corporation and a wholly-owned subsidiary of Platinum (the “Merger”). The consummation of the Merger is subject to satisfaction or waiver (if applicable) of a number of conditions, including:

  the Merger Agreement and the Merger shall have been adopted by (i) the holders of the majority of the outstanding shares of common stock of the Company, and (ii) the holders of the majority of the outstanding shares of common stock of the Company, exclusive of the shares held by Ronald Hirsch and Stephen Seymour, who attend and are entitled to vote at the stockholders’ meeting; and

  the Merger Agreement and the Merger will have been approved and adopted by the shareholders of Platinum by a resolution passed by 80% or more of the Platinum shares voted at such general meeting. In addition, it is a condition of the Merger Agreement that shareholders of Platinum, exclusive of the founding shareholders of Platinum, holding 20% or more of the issued shares of Platinum shall not have voted against approving the Merger Agreement and the Merger.

In addition, each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party and material compliance of the other party with its covenants. If the Merger does not proceed, we will be required to refocus our attention on positioning our company to resume mining and leaching operations at the Johnson Camp Mine.

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

We believe the resumption of mining activities at the Johnson Camp mine is warranted based on the recent increase in the market price of copper. The market for copper is cyclical and over the last fifteen years the price of copper has fluctuated between $0.60 and $3.98 per pound. In its most recent cycle the price fell to a low of $0.62 per pound in 1999, due primarily to increased supply with the commissioning of several new mines while demand decreased, largely due to a reduction of consumption in Asia. The price of copper remains relatively high: the average price of copper was $3.40 per pound in October 2006 (as reported by the London Metal Exchange). This increase in the price of copper since 1999 is due to an increase in worldwide demand for copper. We believe that the strengthened market for copper has created an opportunity for us to reactivate the Johnson Camp Mine in the event that the Merger does not proceed, despite the anticipated high costs that this will involve. However, we caution investors that the market price for copper has historically been cyclical and there is a significant risk that copper prices will not remain at current high levels.

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

Proposed Landscape and Aggregate Rock Operation

In addition to reactivating the Johnson Camp Mine, we have also been planning on expanding the existing decorative and structural stone operation on the Johnson Camp property. We set up our subsidiary, Cochise Aggregates and Materials, Inc. to produce and market landscape and aggregate rocks derived from overburden piles on the Johnson Camp property. However, we are currently leasing this landscape and aggregate rock operation to JC Rock, LLC. Our current contract expires January 31, 2007, and we have been planning to renew the contract on a short term basis until we are ready to take over the operation. JC Rock has the right to remove the landscape and aggregate rock from the Johnson Camp property and pays us a royalty of $1.50 per ton, subject to reduction to $1.00 per ton where the wholesale price realized by JC Rock upon resale is less than $6.00 per ton. Through Cochise Aggregates and Materials Inc., we have been planning to take over this landscape and aggregate rock operation from JC Rock within the first year of bringing the Johnson Camp Mine into operation.

We received a report, “Decorative and Structural Stone Demand Study, Tucson Metropolitan Area and Pima, Pinal, and Cochise Counties, Arizona,” January 6, 2006 completed by Stagg Resource Consultants, Inc. (the “Aggregate Study”). The Aggregate Study evaluated the potential for increasing the quantity of value added waste rock processing on the Johnson Camp property. We used the Aggregate Study to support certain projections in our financial analysis for the Johnson Camp Mine.

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

We have been planning on building a new screening plant or buying the existing screening plant from JC Rock. If the Merger does not proceed and we eventually execute on our plans to take over the landscape and aggregate rock operation, we expect to incur initial capital costs of approximately $500,000 to acquire the screening plant, and an additional $100,000 in installation costs if we do not buy the existing screening plant from JC Rock. In addition, we must obtain an air quality permit from the Arizona Department of Environmental Quality (“ADEQ”) for the screening plant, whether we build a new screening plant or buy the existing one.

Projected operating costs for the landscape and aggregate rock operation are estimated to be approximately $93,874 per month or $4.69 per ton (based on projected monthly production of 20,000 tons per month).

In addition, we have been planning on leasing the required equipment such as front end loaders and a haul truck from a third party. We believe that our anticipated lease obligations will add approximately $10,000 to our projected monthly cash operating costs disclosed above (for total monthly operating costs of $103,874), or an additional $0.50 per ton (for total operating costs of $5.19 per ton), in each case based on our planned production level of 20,000 tons per month.

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

Our Plan of Operations

Our plan of operations has been to pursue the financing that will be necessary to enable us to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. If the Merger does not proceed, we will have to resume our efforts to raise this financing. If we are successful in raising the required financing, we plan to complete the mine development plan outlined in the updated feasibility study prepared by Winters, Dorsey & Company.

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

For a detailed description of our business objectives, our history and background and our property, please see Amendment No. 3 to our annual report on Form 10-KSB/A for the year ended December 31, 2005 under the headings “Description of Business” and “Description of Property”. For additional information respecting our options to acquire interests in the Coyote Springs and Mimbres projects, please also see our current report on Form 8-K dated October 17, 2006, and filed with the Securities and Exchange Commission on October 23, 2006.

Results Of Operations – Three and Nine Months Ended September 30, 2006 and 2005

The following table sets forth our operating results for the three and nine months ended September 30, 2006, as compared with our operating results for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change			Change
			(Increase/			(Increase/
	2006	2005	Decrease)	2006	2005	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-	$-	$-

Operating expenses	2,056,951	643,573	1,413,378	4,732,821	2,166,788	2,566,033
Depreciation, depletion and
amortization	20,837	20,837	-	62,510	62,511	(1)

Loss from operations	(2,077,788)	(664,410)	(1,413,378)	(4,795,331)	(2,229,299)	(2,566,032)

Other income (expense):
Interest expense	(300,552)	(549,309)	248,757	(1,371,786)	(903,426)	(468,360)
Gain on investments, net	1,900,000	300,003	1,599,997	2,020,739	300,003	1,720,736
Miscellaneous income
(expense)	124,095	41,964	82,131	270,904	19,268	251,636

Total other income
(expense)	1,723,543	(207,342)	1,930,885	919,857	(584,155)	1,504,012

Loss before income taxes	(354,245)	(871,752)	517,507	(3,875,474)	(2,813,454)	(1,062,020)

Provision for income taxes	-	-	-	-	-	-

Net Loss	$(354,245)	$(871,752)	$517,507	$(3,875,474)	$(2,813,454)	$(1,062,020)

Net Loss Per Basic and Diluted
Shares of Common Stock:

Weighted average number
of common shares
outstanding	33,903,478	28,092,157		33,532,891	27,874,657

Net loss per share of
common stock	$(0.01)	$(0.03)		$(0.12)	$(0.10)

Our principal focus during the nine months ended September 30, 2005 was the preservation of our principal asset, the Johnson Camp property, which we acquired in June 1999. During the first three quarters of 2006, we have continued to maintain the Johnson Camp Mine, and have focused on the following activities with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production:

(i)

preparation of the filings required to be made by us with the SEC in order to bring ourselves back into compliance with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”); and

(ii)	seeking financing necessary to enable us to bring the Johnson Camp Mine into production.

Net Sales

We did not have any sales during the three and nine months ended September 30, 2006 and 2005 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses increased from $643,573 for the three months ended September 30, 2005, to $2,056,951 for the three months ended September 30, 2006. This increase was due primarily to a $450,362 increase in professional fees related to the preparation of our recent SEC filings under the Exchange Act, other activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production, and, more recently, the negotiation and due diligence investigations relating to the proposed Merger discussed under the heading, “Management’s Discussion and Analysis – Overview of Our Business.” Due to the proposed Merger, we wrote off $397,803 of deferred offering costs and a $50,000 deposit on abandoned financing costs. We also experienced a $209,858 increase in employment and directors’ compensation costs due primarily to the addition of four new independent directors to our Board of Directors in February 2006. Additionally, we incurred a cost of $206,000 associated with the settlement agreement and mutual release the Company entered into with Nicholas Tintor on September 29, 2006, subsequent to his departure on August 21, 2006 as our company’s President and Chief Executive Officer and his resignation as a director of our company effective September 27, 2006.

Our operating expenses increased from $2,166,788 for the nine months ended September 30, 2005 to $4,732,821 for the nine months ended September 30, 2006. This increase was due primarily to a $1,314,258 increase in professional fees related to the preparation of our recent SEC filings under the Exchange Act, other activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production, and, more recently, the negotiation and due diligence investigations relating to the proposed Merger. Due to the proposed Merger, we wrote off $397,803 of deferred offering costs and a $50,000 deposit on abandoned financing costs. We also experienced a $402,790 increase in employment and directors’ compensation costs due primarily to: (a) the voluntary surrender for cancellation by one of our officers of 675,000 stock options with an exercise price of $0.02 per common share, and the grant of the same number of replacement stock options to the officer with an exercise price of $0.50 per common share; (b) employee stock compensation in conjunction with the hiring of Mr. Tintor as our President and Chief Executive Officer in February 2006; and (c) the addition of four new independent directors to our Board of Directors in February 2006. Additionally, we incurred a cost of $233,000 associated with our settlement agreement and mutual release with Nicholas Tintor, each dated September 29, 2006, as discussed above.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense of $20,837 and $62,510 remained essentially the same for the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005.

Interest Expense

Interest expense is attributable to interest, amortization of debt issuance cost and accretion of warrants issued in conjunction with the loans that we have obtained to fund our operating expenses.

Interest expense decreased by $248,757 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease was due primarily to the amortization of debt issuance costs of $238,536 related to our bridge loan from Nedbank and our $600,000 revolving line of credit facility granted by Mr. Hirsch and Mr. Seymour, as well as the accretion of expenses related to the issuance of warrants in conjunction with these transactions.

Interest expense increased by $468,360 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was due primarily to the amortization of debt issuance costs of $358,115 related to our bridge loan from Nedbank and the $600,000 revolving line of credit, as well as the accretion of expenses related to the issuance of warrants in conjunction with these transactions. Additionally we experienced an increase in interest of $104,767 primarily as a result of the $2,150,000 increase in our bridge loan indebtedness.

Gain on Investment and Miscellaneous Income/Expense

During the nine months ended September 30, 2006 we recognized a gain on investments of $2,020,739. In August 2006 we realized $1,900,000 related to the settlement we reached with Titanium Resource Group in connection with the sale of our remaining 13/15 fractional interest in SRL Acquisition No. 1 Limited (“SRL”) (For further details, please see the discussion below under the heading, “Management’s Discussion and Analysis – Cash and Working Capital – Settlement Agreement with Titanium Resources Group, Ltd.) Additionally, for the nine months ended September 2006 we recognized a gain of $261,712 on our investment in Allied Gold. These gains were partially offset by realized losses on the copper put options we purchased in conjunction with the bridge loan from Nedbank during the nine months ended September 30, 2006 in the amount of $142,738. In August 2005 we had received $200,000 upon the original sale of the 2/15 fractional interest, and an additional $100,003 representing a pro rata estimate of the fixed dividend payable on our interest in SRL.

Miscellaneous income/expense increased by $82,131 and $251,636 for the three and nine months ended September 30, 2006, respectively. Miscellaneous income is primarily attributable to royalty income that we earn from our landscape aggregate business. Royalty income represents amounts that we are paid by third party contractors who have the contractual right to remove waste rock and limestone from the Johnson Camp property. We experienced an increase in the volume of shipments of waste rock and limestone during the three and nine months ended September 2006 as compared to the same periods in 2005. Miscellaneous income during the nine months ended September 30, 2005 was offset by miscellaneous expense of $159,366 incurred in connection with a legal settlement between our company and Pierce Carson, the Company’s former Chief Executive Officer.

Net Loss

We experienced net losses of $354,245 and $3,875,474 for the three and nine months ended September 30, 2006, respectively, as compared to net losses of $871,752 and $2,813,454 for the three and nine months ended September 30, 2005, respectively. This increase in net losses between these periods occurred despite the fact that we realized $1,900,000 in miscellaneous income from our settlement agreement with Titanium Resource Group in August 2006 in connection with the sale of our remaining 13/15 fractional interest in SRL due to:

  costs associated with our pursuit of the proposed Merger and activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production, as discussed above; and

  a significant increase in interest expense during 2006 over 2005, as discussed above.

Liquidity and Financial Resources

Our company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis. If the proposed Merger does not proceed, we will have to obtain additional financing to resume mining and processing operations at the Johnson Camp Mine, and produce copper at a level where we can become profitable, pay off existing debt and provide sufficient funds for general corporate purposes, all of which is uncertain. Our consolidated financial statements contain additional note disclosures to this effect, and do not include any adjustments that might result from the outcome of this uncertainty.

Our care and maintenance activities at the Johnson Camp Mine and working capital needs during the nine months ended September 30, 2006 were funded from a portion of the $1,729,391 in net proceeds we received from the sale of our investment in Allied Gold and the sale of our 13/15 fractional interest in SRL.

During August we negotiated an extension of the maturity date on the $4,900,000 secured bridge loan from Nedbank to the earlier of September 30, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. During September 2006 we negotiated a further extension of the maturity date to the earlier of December 22, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. In connection with the most recent extension we agreed to an increase in the interest rate on the loan from 10% to 11% per annum.

In addition, we extended the maturity date under the $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour to the earlier of: (a) December 22, 2006; or (b) the closing of (i) an equity offering in which we raise not less than $20,000,000, or (ii) a significant corporate transaction which results in a change of control of our company, or which involves a sale, lease, exchange or other transfer of all or substantially all of our assets or assets valued at $12,000,000 or greater.

During 2004, we issued a convertible promissory note to Mr. Seymour in the principal amount of $66,000, and two convertible promissory notes to Mr. Hirsch in the principal amounts of $106,000 and $35,000, respectively. The loans evidenced by these convertible notes accrue interest at 10% per annum, are unsecured, and also have been extended to mature on the earlier of the following dates, unless converted in accordance with their terms: (a) December 22, 2006; or (b) the closing date of (i) an equity offering in which we raise not less than $20,000,000, or (ii) a significant corporate transaction which results in a change of control of our company, or which involves a sale, lease, exchange or other transfer of all or substantially all of our assets or assets valued at $12,000,000 or greater.

Cash and Working Capital

The following table sets forth our cash and working capital deficiency as of September 30, 2006 (unaudited):

Cash reserves	$1,620,317

Working capital deficiency	$(6,791,855)[1]

(1)   Includes $5,691,075 in current portion of long-term debt.

If we leave the Johnson Camp Mine on care and maintenance status, and we do not incur any extraordinary liabilities, we will incur monthly expenses of approximately $170,000. Given that we have entered into the Merger Agreement, we anticipate that we will be incurring certain additional costs leading up to the Merger, including proxy solicitation costs that we will incur in connection with the special meeting of our stockholders at which we will seek stockholder approval of the Merger Agreement.

If the proposed Merger does not proceed, after taking into account such additional costs, we anticipate that our current cash will be adequate to cover care and maintenance activities at the Johnson Camp Mine through July 2007. However, it is difficult for us to predict how much of our current cash will be used to if we resume our efforts to reactivate the Johnson Camp Mine. Accordingly, our estimated monthly expenses do not include the significant additional costs that we anticipate that we will have to incur in connection with our ongoing financing activities, or any additional costs that we will have to incur if we proceed with our plan to reactivate the Johnson Camp Mine. As discussed above under the heading, “Our Plan of Operations,” we expect to incur initial capital costs in excess of $22 million (including working capital) within the first two years of start-up, and a further $9 million (including working capital) in the following two years.

In addition, our anticipated monthly expenses do not include provision for payment of the following accrued and unpaid liabilities:

1.

We had accrued expenses of $1,969,862 as of September 30, 2006. These accrued expenses consist primarily of consulting fees and accrued salaries for Mr. Hirsch, our Chairman and formerly our Chief Executive Officer, and Erland Anderson, our President and Chief Executive Officer, as well as payroll expenses.

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

This settlement marked the end of the divestiture process that we commenced with the original option and sale of the 2/15 fractional interest in the Class B share of SRL Acquisition to Titanium Resources Group in August 2005. This process was undertaken in order to allow management to focus on our near-term objective of reactivating the Johnson Camp Mine, subject to obtaining the necessary financing.

Cash Flows From Operating Activities

Our cash flows from operating activities during the nine months ended September 30, 2006 and 2005 were $846,068 and ($885,658), respectively. The Johnson Camp Mine was on a care and maintenance program during these periods. Our cash flows from operating activities for the nine months ended September 30, 2006 includes $1,729,391 in net proceeds from the sale of a portion of our investment in Allied Gold and $1,900,000 related to the sale of our 13/15 fractional interest in SRL.

Cash Flows From Investing Activities

Our cash flows from investing activities during the nine months ended September 30, 2006 were ($39,257), due primarily to release of restricted cash for the purchase of copper put options, offset by $109,068 in capital expenditures primarily as a result of the purchase of conveyors for the Johnson Camp Mine.

Cash Flows From Financing Activities

Our cash flows from financing activities during the nine months ended September 30, 2006 was $672,309 compared to $224,939 for the same period in 2005.

In May 2006 we received an additional $1,000,000 loan from Auramet which has been added to the outstanding principal under the Nedbank bridge loan.

In addition, during the first nine months of 2006, 2,700,000 stock options were exercised at an aggregate exercise price of $54,000. We also received $28,000 in proceeds during the first quarter from the sale of 80,000 units pursuant to the private placement of equity securities that we commenced in September 2005. However, we incurred $245,805 in deferred offering costs, related to our efforts to finance the restart of the Johnson Camp Mine and $161,065 in debt issuance costs related to our bridge loan facility during the first nine months of 2006.

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

Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the nine months ended September 30, 2006 and 2005.

Reclamation Costs

We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. Reclamation costs are thus allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to our adoption of SFAS No. 143, we estimated future reclamation costs based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged to expense over the expected operating lives of the mines using the units of production method based on proven and probable reserves.

We estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At January 1, 2003, we estimated the fair value of our total asset retirement obligation in respect of the Johnson Camp Mine to be $124,534. We recorded the fair value of this obligation and the related asset as of January 1, 2003. The net difference between our company’s previously recorded reclamation and closure cost liability and the amounts recorded under SFAS No. 143, after taxes, resulted in a gain of $151,323 for the year ended December 31, 2003, which was recognized as a cumulative effect of a change in accounting principle. As of September 30, 2006, the recorded value of accrued reclamation costs was $177,456.

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

All stock based payments granted prior to January 1, 2006 were completely vested as of that date and had therefore been expensed in accordance with APB No. 25, or the original provisions of SFAS No. 123, as appropriate. During the nine months ended September 30, 2006, we granted 1,975,000 and cancelled 1,175,000 stock options to employees and directors for which $477,239 in compensation expense was recognized.

Litigation

Other than as set forth below in Part II under the heading, “Legal Proceedings,” we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. If any adverse decisions or settlements occur, they may have a material adverse effect on our financial position, or results of operations. Litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also establishes a requirement to evaluate interests in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We plan to adopt this standard beginning January 1, 2007 and do not anticipate it to have a material impact on our company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with FASB Statement No.

109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We plan to adopt this standard beginning January 1, 2007; at this time, it is uncertain if doing so will have a material impact on our company’s consolidated financial statements.

In June 2006 the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF Issue No. 06-3 applies to any taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and customer, and may include but is not limited to sales, use, value added and some excise taxes. This Issue requires an entity to disclose if taxes are presented in the income statement on a gross or net basis. Additionally, an entity that reports any such taxes on a gross basis should also disclose the amounts of those taxes in interim and annual financial statements for each period an income statement is presented if those amounts are significant. EITF Issue No. 06-3 applies with respect to any interim and annual reports filed after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to adopt this standard beginning January 2008, and do not anticipate it to have a material impact on our company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer, Erland Anderson, and our Chief Financial Officer, John Perry, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of September 30, 2006, due to certain material weaknesses in internal control over financial reporting.

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

During the third quarter of 2006, our Chief Executive Officer and our Chief Financial Officer identified the following material weakness with respect to our company’s internal control over financial reporting: We incorrectly amortized deferred compensation expense utilizing the straight line method rather than amortizing the expense over the related service period for the underlying stock options. This issue was identified and corrected prior to the filing with the SEC of our company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006.

In order to address this material weakness, subsequent to the quarter ended September 30, 2006, we implemented a level of review by the Chief Financial Officer focused on ensuring proper accounting as it relates to the above.

In our annual reports filed with the SEC for the years ended December 31, 2005 and December 31, 2004, and in our quarterly reports for the first, second and third quarters of 2005 and the first and second quarters of 2006, we had identified certain material weaknesses with respect to our company’s internal control over financial reporting, most of which were addressed during the first quarter of 2006. One such material weakness reflected the minimal number of our personnel which resulted in improper segregation of financial transaction duties and authorization controls – for example, the person responsible for reconciling cash accounts also had check signing authority, and the person responsible for initiating wire transfers and bank transfers also had authority to approve such transfers. In addition to the appointment of John Perry as our Chief Financial Officer in April 2005, we have taken a number of steps which we believe have largely addressed that material weakness, including the following:

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

We have a history of losses and expect to incur losses in the future. We had no revenues and net losses of $3,084,166 for the year ended December 31, 2005, and additional net losses of $3,875,474 during the nine months ended September 30, 2006. As of September 30, 2006, we had a working capital deficiency of $6,791,855 (including $5,691,075 representing the current portion of our long-term debt). The Johnson Camp Mine produced copper during the 1975 to 2003 period, but we currently have no commercial production at the Johnson Camp Mine. Accordingly, we expect to continue to incur losses until such time as the Johnson Camp Mine enters into commercial production and generates sufficient revenues to fund our continuing operations. We cannot guarantee that we will successfully bring the Johnson Camp Mine or any of our other properties into commercial production or, if we do, that we will be able to generate sufficient revenues to fund our operations or achieve or sustain profitability.

If the Merger does not proceed, our future profitability will continue to depend on the successful reactivation and operation of the Johnson Camp Mine, which cannot be assured.

Until we entered into the Merger Agreement, we had been focused on the reactivation of the Johnson Camp Mine. If the Merger does not proceed, we will continue to be dependent upon the success of the Johnson Camp Mine as a source of future revenue and profits, if any. We cannot provide any assurance that we will successfully commence mining operations on the Johnson Camp property. Even if we are successful in achieving production, an interruption in operations of the Johnson Camp Mine may have a material adverse impact on our business.

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

If the Merger does not close, we may incur significant costs and disruption to our operations.

It is possible that the Merger may not be completed even if the Merger Agreement is adopted by our stockholders and by Platinum’s stockholders, because other conditions to the Merger may not be satisfied. If the Merger is not consummated, we may incur significant costs and be subject to significant risks, including the possibility of disruption to our operations, diversion of management and employee attention, employee attrition and a potentially negative effect on our business and industry relationships.

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

We are currently indebted to Nedbank Limited in the amount of $4,900,000. We have issued a secured promissory note to Nedbank Limited that has been amended so that it will now mature on the earlier of December 22, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. We currently do not have the means to repay the note. In connection with bridge loan financing from Nedbank Limited in the total principal amount of $4,900,000, we have delivered a deed of trust, assignment of rents, security agreement and fixture filing that grants to Nedbank Limited a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including patented mining claims, fee lands and unpatented mining claims. Nedbank Limited would be entitled to realize upon the security interest if we are unable to repay or refinance the loan as it becomes due and seize our assets. There is no assurance that we will be able to raise sufficient financing to repay this loan as it becomes due, or upon our ability to refinance the loan on acceptable terms, if at all. We have obtained credit approval from Nedbank Limited for a debt financing facility of up to $14 million for the reactivation of the Johnson Camp Mine. The credit approval is subject to certain conditions precedent described in more detail in this quarterly report, including the company raising a minimum of $18 million in additional financing, which cannot be assured.

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

If we fail to make the scheduled payments, interest will accrue on the full $150,000 amount of the judgment at the rate of 10 percent per year, beginning on March 21, 2006. As of September 30, 2006, the balance of the liability to Great West Life is $45,000. Accordingly, we are in compliance with the provisions of the settlement agreement.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Our non-executive directors earned the following additional deferred stock units as of September 30, 2006: Wade Nesmith earned 15,224.359 deferred stock units, such that he now holds a total of 37,489.984 deferred stock units; Douglas Hamilton earned 12,820.513 deferred stock units, such that he now holds a total of 31,570.513 deferred stock units; John Cook earned 10,416.667 deferred stock units, such that he now holds a total of 25,651.042 deferred stock units; and Stephen Seymour earned 8,012.821 deferred stock units, such that he now holds a total of 19,731.571 deferred stock units. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Upon execution and delivery of our Modification Agreement with Nedbank dated September 30, 2006 in relation to our bridge loan from Nedbank, we issued a total of 150,000 warrants exercisable no later than September 30, 2008, of which 88,770 were issued to Nedbank and 61,230 were issued to Auramet Trading. Each warrant will entitle the holder to purchase one share of our common stock for a period of two years, at an exercise price of $0.83 being an amount equal to the average of the closing price of our common stock (as quoted on Pink Sheets LLC) for the twenty trading days prior to September 30, 2006. We issued these securities to Nedbank and Auramet Trading, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter of 2006, we issued 60,000 shares of our common stock valued at $47,000 to John Perry, our Senior Vice President and Chief Financial Officer, pursuant to his employment agreement. We issued these securities to Mr. Perry, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2006.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders of our company was held on October 18, 2006 at 10:00 a.m. (Mountain Time). At the annual meeting, the stockholders adopted resolutions:

1.

To elect Ronald A. Hirsch, Stephen D. Seymour, Wade D. Nesmith, Douglas P. Hamilton and John F. Cook to our board of directors. The votes cast for or withheld in respect of each nominee were as follows:

	For	Withheld
Ronald A. Hirsch	25,898,430	436,717
Stephen D. Seymour	25,878,559	456,588
Wade D. Nesmith	26,195,889	139,258
Douglas P. Hamilton	26,167,176	167,971
John F. Cook	26,197,336	137,811

2.

To approve the grant of discretionary authority to our board of directors to amend our company’s Amended Certificate of Incorporation to effect a reverse stock split of our company’s issued and outstanding shares of common stock at a ratio within the range from one-for-two to one-for-six, at any time prior to the next annual meeting of our stockholders. The votes cast for or against this proposal, and the number of abstentions, were as follows:

For	Against	Abstain
25,168,431	416,194	750,522

3.

To approve an amendment to our company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The votes cast for or against this proposal, and the number of abstentions, were as follows

For	Against	Abstain
24,602,971	843,917	888,259

4.	To approve our company’s 2006 Stock Incentive Plan. The votes cast for or against this proposal, and the number of abstentions, were as follows

For	Against	Abstain
17,185,126	2,353,036	47,799

5.

To ratify the selection of Mayer Hoffman McCann P.C. as our company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The votes cast for or against this proposal, and the number of abstentions, were as follows:

For	Against	Abstain
26,237,768	72,040	25,338

We have not yet taken any steps to: (a) effect a reverse stock split of our company’s issued and outstanding shares of common stock; or (b) increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. Our board of directors has discretion to elect not to proceed with these changes.

Item 5.                Other Information

None.

Item 6.                Exhibits

Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger dated October 23, 2006 by and among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(18)

Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities(1)

4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004(1)

4.3	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004(1)

4.5	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005(1)

4.6	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005(1)

4.7	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004(1)

4.8	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005(1)

4.9	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.10	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.11	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.12	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.13	Second Amended and Restated Revolving Line of Credit between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(3)

4.14	Amended and Restated Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated as of October 17, 2005(5)

4.15	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated April 17, 2006(5)

4.16	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005(1)

4.17	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005(1)

4.18	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005(1)

4.19	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 8, 2006(4)

4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005(1)

4.21	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005(1)

4.22	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005(1)

4.23	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005(1)

4.24	Waiver Agreement and Amendment of Promissory Note between Nord Resources Corporation and Nedbank Limited, dated February 6, 2006(3)

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

4.40	Modification Agreement dated September 30, 2006 between Nord Resources Corporation and Nedbank Limited.(14)

4.41

Amendment agreement dated September 29, 2006 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(16)

4.42

Amendment agreement dated September 29, 2006 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(16)

4.43

Amendment agreement dated September 29, 2006 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $35,000(16)

4.44

Amending agreement dated September 29, 2006 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each dated for reference June 21, 2005(16)

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

10.53	Settlement Agreement between Nord Resources Corporation and Nicholas Tintor dated September 29, 2006(15)

10.54	Mutual General Release between Nord Resources Corporation and Nicholas Tintor dated September 29, 2006(15)

10.55

Third Amendment to the “Terms of Agreement, Option to Purchase the ‘Coyote Springs’ Property, Graham County, Arizona” among Nord Resources Corporation, Thornwell Rogers, South Branch Resources, LLC and MRGPEO, LLC dated October 17, 2006(17)

10.56

Second Amendment to the “Terms of Agreement, Option to Purchase the ‘Mimbres’ Property, Grant County, New Mexico” among Nord Resources Corporation, Thornwell Rogers, South Branch Resources, LLC and MRGPEO, LLC dated October 17, 2006(17)

10.57	Settlement Agreement dated October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(17)

10.58	Amended and Restated Assignment Agreement dated as of October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(20)

10.59	Amended and Restated Waiver Agreement And Amendment of Employment Agreement between Nord Resources Corporation and Ronald Hirsch dated October 18, 2006(17)

10.60	Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated October 18, 2006(17)

10.61	Amendment of Executive Employment Agreement between Nord Resources Corporation and John Perry dated October 18, 2006(17)

10.62

Indemnification Agreement dated October 18, 2006 by Stephen Seymour, in his personal capacity, and by Stephen Seymour, Kathie Stevens and Louise Seymour, as Trustees U/A dated 7/27/82 FBO Louise Seymour, in favor of Nord Resources Corporation(17)

10.63	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Ronald A. Hirsch(18)

10.64	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Stephen Seymour(18)

10.65	Deposit Escrow Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and American Stock Transfer & Trust Company(18)

10.66	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Ron A. Hirsch dated November 2, 2006(19)

10.67	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Erland A. Anderson dated November 2, 2006(19)

10.68	Letter Agreement respecting a performance bonus between Nord Resources Corporation and John T. Perry dated November 2, 2006(19)

10.69	Seventh Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated November 2, 2006(20)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

	Name of Subsidiary	Jurisdiction of Incorporation

	Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(20)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(20)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from amendment no. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from Amendment No. 2 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on July 21, 2006.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 8, 2006.

(11)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(13)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(14)	Incorporated by reference from our current report on Form 8-K dated September 28, 2006, filed with the SEC on September 28, 2006.

(15)	Incorporated by reference from our current report on Form 8-K dated September 27, 2006, filed with the SEC on October 2, 2006

(16)	Incorporated by reference from our current report on Form 8-K dated September 29, 2006, filed with the SEC on October 4, 2006

(17)	Incorporated by reference from our current report on Form 8-K dated October 17, 2006, filed with the SEC on October 23, 2006

(18)	Incorporated by reference from our current report on Form 8-K dated October 23, 2006, filed with the SEC on October 24, 2006

(19)	Incorporated by reference from our current report on Form 8-K dated November 2, 2006, filed with the SEC on November 7, 2006

(20)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:

/s/ Erland Anderson
Erland Anderson
Interim Chief Executive Officer
Date: November 14, 2006

By:

/s/ John Perry
John T. Perry
Senior Vice President, Secretary, Treasurer and
Chief Financial Officer
Date: November 14, 2006