Form 10KSB
period 2006-12-31
NORD RESOURCES CORP
filed 2007-03-28
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2006

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
[X]Yes [   ] No

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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $25,335,310 based upon the closing price of such Common Stock on the Pink Sheets LLC of $0.74 per share on February 15, 2007, and determined by subtracting from the total number of shares of Common Stock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 34,236,906 shares of common stock as of February 15, 2007.

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

The updated feasibility study contains an economic assessment of the Johnson Camp Mine based on the mine plan included in the 2000 feasibility study, capital and operating cost estimates as of the third quarter of 2005, and 36 month average copper prices ending on September 30, 2005 of $1.14 per pound (although our reserve estimates are based on a copper price of $0.90 per pound to maintain consistency with the pit design used in the 2000 feasibility study and adopted by Winters, Dorsey in the updated feasibility study). Winters, Dorsey concluded that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over an eleven year mine life at 8%, 10% and 15% discount rates.

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

At the time the updated feasibility study was completed, the initial capital costs to be incurred within the first two years of start-up were expected to exceed $22 million (including working capital). We now expect that the initial capital costs will exceed $28 million. Such costs relate primarily to the rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment. The increase in our capital cost estimate is primarily due to inflation and the fact that our original capital cost estimate was premised in part on the availability of used conveying equipment which is increasingly becoming difficult to find; we anticipate that we will have to purchase new conveying equipment during the initial start-up period. We estimate we will incur a further $3 million in capital costs in the following two years, which is less than the $9 million in such capital costs that we had originally projected due to our intention to defer the construction of a planned leach pad until seven years after the start-up date, as we now anticipate that we will be able to accommodate any ore that is mined during the intervening period by expanding one or more of our existing leach pads. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

We presently do not have sufficient cash or working capital necessary to implement the mine development schedule and commence mining operations. Our ability to commence mining operations will be subject to our obtaining sufficient financing to enable us to fund the necessary initial capital costs and start-up operating expenses and working capital. In addition, certain permits must be in place before mining operations are commenced. Once financing and permits are in place, we anticipate it will take approximately three months to complete sufficient rehabilitation of the Johnson Camp Mine to allow the production of copper from the existing heaps, and approximately nine months from the start of construction to begin producing copper from new ore placed on the heaps.

We believe the resumption of mining activities at the Johnson Camp mine is warranted based on the recent increase in the market price of copper. The market for copper is cyclical and over the last fifteen years the price of copper has fluctuated between $0.60 and $3.98 per pound. In its most recent cycle the price fell to a low of $0.62 per pound in 1999, due primarily to increased supply with the commissioning of several new mines while demand decreased, largely due to a reduction of consumption in Asia. Although there has been a slight decline in the price of copper over the past twelve months, it remains relatively high: the average price of copper was $2.57 per pound in February 2007 (as reported by the London Metal Exchange). This increase in the price of copper since 1999 is due to an increase in worldwide demand for copper. We believe that the strengthening market for copper has created an opportunity for us to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve. However, we caution investors that the market price for copper has historically been cyclical and there is a significant risk that copper prices will not remain at current high levels.

In addition to the Johnson Camp property, we have options to acquire interests in three exploration stage projects, Coyote Springs and the Texas Arizona Mines project, both located in Arizona, and Mimbres located in New Mexico (see “Description of Property - Other Properties”). We are planning to conduct further preliminary exploration activities at the Coyote Springs and Mimbres properties to help us determine whether we should exercise the options. Any such exploration activities are subject to the availability of sufficient financing, which cannot be assured. We do not believe that these properties are material to our overall operations at this time.

In addition to reactivating the Johnson Camp Mine, as described in more detail under the heading, “Description of Property – Landscape and Aggregate Rock Operation,” we are also planning on expanding the existing decorative and structural stone operation on the Johnson Camp property within the first year of bringing the Johnson Camp Mine into operation. We are currently leasing this landscape and aggregate rock operation to JC Rock, LLC. Our current contract expires April 30, 2007, and we plan to renew the contract on a short term basis until we are ready to take over the operation. JC Rock has the right to remove the landscape and aggregate rock from the Johnson Camp property and pays us a royalty of $1.50 per ton, subject to reduction to $1.00 per ton where the wholesale price realized by JC Rock upon resale is less than $6.00 per ton.

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

ITEM 2.           DESCRIPTION OF PROPERTY

A glossary of Technical Terms appears at page 87.

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

Figure 1

Location Map
Johnson Camp Mine - Southeast Arizona

N
Flagstaff
40
Kingman
40
Prescott
17
Phoenix
10
Safford
8
Yuma
10
Johnson Camp
Copper Project
Tucson
10
19

Titles

The Johnson Camp property consists of 59 patented lode mining claims, 102 unpatented lode mining claims and 617 acres of fee simple lands (see Figure 2). The patented claims comprise approximately 871 acres and the unpatented claims comprise approximately 1,604 acres. Thus, the Johnson Camp property covers approximately 3,092 acres. All of the claims are contiguous, and some of the unpatented mining claims overlap. We keep the unpatented mining claims in good standing by paying fees of $13,250 per year to the United States Federal Government. We keep the fee simple and patented claims in good standing by paying property taxes and claims filing fees of approximately $35,000 per year. The copper processing facilities and the Copper Chief and Burro open pits that serve as focal points for our mine plan are located on the patented mining claims or the fee simple lands.

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
Notes:

  The ore reserves were estimated in accordance with Industry Guide 7 of the Securities and Exchange Commission (sometime referred to in this annual report as the “SEC”).

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

  The following break-even cutoff grades were used for the reserve estimates summarized in the foregoing table:

	Burro Pit	Copper Chief Pit
Rock Type	% TCu	% TCu
Upper Abrigo	0.113	0.123
Middle Abrigo	0.113	0.123

	Burro Pit	Copper Chief Pit
Rock Type	% TCu	% TCu
Lower Abrigo	0.113	0.123
Bolsa Quartzite	0.109	0.126
Upper Diabase	0.129	0.121
Upper Pioneer Shale	0.124	0.122
Lower Diabase	0.129	0.121
Lower Pioneer Shale	0.124	0.122
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

In 1996, based on metallurgical testing it conducted, Arimetco added a crushing plant to reduce the particle size of ore placed on the heaps in an effort to improve recoveries. The metallurgical test work indicated improved recoveries from crushed ore (see “Description of Property – Johnson Camp Property - Metallurgical Test Work”). We believe that the initial results from leaching of crushed ore placed on a new liner system installed by Arimetco were an increase in leach solution copper grade and an improvement in recoveries to the point where they matched the metallurgical test work performed on certain ore at a similar crush size. However, crushed ore represented less than 25 percent of the total ore that Arimetco had under leach. In the updated feasibility study, Winters Dorsey concluded that these operating results, along with the column leach test results, clearly support the need to crush the ore to obtain reasonable recoveries under heap leach conditions.

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

The information required to construct and validate the resource model was initially provided by Summo in 1998 and 1999. The information including an electronic drill hole database that Summo had obtained from Arimetco, rock density data and various historical production data, along with supplemental information that facilitated the estimation of soluble copper values. The information also included copper assay values from the twelve confirmation drill holes that Summo drilled in the Copper Chief and Burro deposits as part of its due diligence efforts (see “Description of Property –Johnson Camp Property – Drilling”). This data was compared to earlier adjacent drill hole results, and to validate locally the block model copper grade estimate.

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

Our proposed operations at the Johnson Camp Mine will derive their economic value from the production and sale of copper. The projected annual production volumes for the anticipated life of the mine are as follows:

Summary of Projected Production

		Yr 1	Yr 2	Yr 3	Yr 4	Yr 5	Yr 6	Yr 7	Yr 8	Yr 9	Yr 10	Yr 11	Total
Ore mined	tons (000)	2,240	4,408	3,149	4,100	4,765	4,317	3,071	4,621	4,471	—	—	35,142
Ore grade	% TCu	0.271	0.364	0.544	0.385	0.312	0.397	0.558	0.356	0.382	—	—	0.393
Contained Copper	lbs (000)	12,163	32,133	34,292	31,610	29,780	34,319	34,302	32,947	34,202	—	—	275,748
Annual Recovery, ore mined (1)	TCu	38%	68%	68%	74%	79%	68%	73%	76%	73%			77%
Cathode Production
Copper extracted from ore mined	lbs (000)	5,413	22,844	24,527	25,963	24,706	25,902	25,854	24,259	25,189	8,391	265	213,313
Copper from residual leach	lbs (000)	2,275	2,600	1,600	1,600	1,600	1,600	—	—	—	—	—	11,275
Change in copper inventory	lbs (000)	(767)	(913)	(1,127)	(2,563)	(1,306)	(2,502)	(854)	741	(189)	5,708	3,772	—
Total	lbs (000)	6,921	24,531	25,000	25,000	25,000	25,000	25,000	25,000	25,000	14,099	4,037	224,588

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

Production, Operating and Capital Costs
for the Johnson Camp Mine

	Production	Operating Costs,
	Ore mined	Excluding Delivery	Capital costs
	tons (000)	$(000)(1)	$(000)(1)
Year 1	2,240	8,060	20,495
Year 2	4,408	18,052	53
Year 3	3,149	14,445	58
Year 4	4,100	19,776	8,603
Year 5	4,765	18,979	68
Year 6	4,317	15,634	2,168
Year 7	3,071	12,571	78
Year 8	4,621	18,875	78
Year 9	4,471	17,046	438
Year 10	-	4,497	53
Year 11	-	2,406	43
Year 12	-	25	1,483
Year 13	-	25	1,483
Total	35,142	150,391	35,101

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. Arizona’s analogue to CERCLA, the Water Quality Assurance Revolving Fund (WQARF), imposes liability for releases of hazardous substances on parties similar to the CERCLA program. We are unaware of any reason why our undeveloped properties would currently give rise to any potential CERCLA or WQARF liability. We cannot predict the likelihood of future CERCLA or WQARF liability with respect to our properties or surrounding areas that have been affected by historic mining operations.

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

Aquifer Protection Permit (APP)

Pursuant to the compliance order, we filed an APP application in July 2003 which was accepted by the Arizona Department of Environmental Quality (ADEQ). ADEQ responded to the application stating certain deficiencies needed to be corrected to allow for APP issuance. In September 2006, we filed a response to the noted deficiencies. ADEQ has our response under consideration.

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

Landscape and Aggregate Rock Operation

In addition to reactivating the Johnson Camp Mine, we are also planning on expanding the existing decorative and structural stone operation on the Johnson Camp property. Our lease contract with JC Rock, LLC, the current operator of this operation, was extended and expires on April 30, 2007. We plan to take over the operation through Cochise Aggregates and Materials Inc., our wholly-owned subsidiary corporation, within the first year of bringing the Johnson Camp Mine into operation. Until that time, we plan to renew our contract with JC Rock on a short term basis.

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

Summary of Forecast Capital Expenditures
20,000 Tons Monthly Production
Decorative Rock Facility - Johnson Camp Mine

Item	Cost(1)

Screening Plant

Rip Rap Plant	$144,420

Stackable Conveyor	42,400

Stackers	113,100

Screen Structure	56,500

Screen	49,380

Freight	4,094

Electrical Control Plant	105,457

Subtotal – Screening Plant	515,351

Installation	100,000

Total – Plant and Equipment	$615,351

Notes:

(1) Forecasted as of January 2006.

Source: Stagg Resource Consultants

Projected operating costs for the landscape and aggregate rock operation are estimated to be approximately $93,874 per month or $4.69 per ton (based on projected monthly production of 20,000 tons per month). The following estimates of operating costs have been reviewed by Stagg Resource Consultants, who consider them to be achievable:

Summary of Forecasted Cash Operating Costs
20,000 Tons Monthly Production
Decorative Rock Facility - Johnson Camp Mine

Item	Monthly(1)	Per Ton(1)

Direct Operating Cost

Labor	$24,000	$1.20

Power	1,898	0.09

Equipment Operation	54,600	2.73

Plant Maintenance	6,376	0.32

Sub-Total – Direct	86,874	4.34

Sales and Administration	7,000	0.35

Total Operating Costs	$93,874	$4.69

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

Pursuant to an amendment agreement dated January 27, 2006, the Coyote Springs owners agreed to accept an aggregate of $21,000 in cash and an aggregate of 83,844 shares of our common stock valued at $29,010, in satisfaction of the $50,010 payment due in 2006. We also issued 99,999 stock options to the Coyote Springs owners with an effective grant date of January 28, 2006 and an exercise price of $0.47 per share. As at December 31, 2006, the total consideration paid under the Coyote Springs option was $234,803.

In January 2007, we paid an additional $18,330 and issued 33,332 shares of common stock valued at $36,665 in conjunction with the Coyote Springs option.

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

The Mimbres option provides for our company to issue 300,000 shares of our common stock, options to purchase 150,000 shares of common stock and $6,000 cash on the “option effective date” of the agreement, which is defined as the date on which Nord successfully closes a debt or equity finance or a combination of both debt and equity finance in the amount of $25,000,000 or more As of December 31, 2006, we had not issued any common stock or stock options as the option effective date had not been established. The Miller Ranch refers to certain adjacent properties that could provide a land buffer to the core mineral claims. We are under no obligation to issue any shares or stock options until such time as the option effective date has been established.

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

We have a history of losses and expect to incur losses in the future. We had no revenues and losses of $6,283,878 for the year ended December 31, 2006. The Johnson Camp Mine produced copper during the 1975 to 2003 period, but we currently have no commercial production at the Johnson Camp Mine. Accordingly, we expect to continue to incur losses until such time as the Johnson Camp Mine enters into commercial production and generates sufficient revenues to fund our continuing operations. We cannot guarantee that we will successfully bring the Johnson Camp Mine or any of our other properties into commercial production or, if we do, that we will be able to generate sufficient revenues to fund our operations or achieve or sustain profitability.

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

Although we have secured a number of permits for the restart and operation of the Johnson Camp Mine, we still need to obtain certain permits. Among other things, we have applied for an Acquifer Protection Permit, but its issuance remains conditional upon our ability to address certain deficiencies identified in the application by the Arizona Department of Environmental Quality. Some other permits have expired and have been re-applied for, certain permits will be required to be renewed from time to time during the life of the project, and certain permits may be suspended or require additional applications in the event of a significant or substantial change to the Johnson Camp Mine operations or prolonged inactivity. To the extent other approvals are required and not obtained, we may be curtailed or prohibited from commencing or continuing mining operations or from proceeding with planned exploration or development of mineral properties.

We have incurred substantial debt and granted a security interest in our assets. If we are unable to repay our loan when it becomes due, the lender would be entitled to realize upon its security.

We are currently indebted to Nedbank Limited in the amount of $5,000,000. We have issued a secured promissory note to Nedbank Limited that has been amended so that it will now mature on the earlier of April 30, 2007 or the closing of an equity offering in which we raise not less than $20,000,000. We currently do not have the means to repay the note. In connection with bridge loan financing from Nedbank Limited in the total principal amount of $5,000,000, we have delivered a deed of trust, assignment of rents, security agreement and fixture filing that grants to Nedbank Limited a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including patented mining claims, fee lands and unpatented mining claims. Nedbank Limited would be entitled to realize upon the security interest if we are unable to repay or refinance the loan as it becomes due and seize our assets. In addition, pursuant to the terms of the secured promissory note, we are restricted from paying dividends or making distributions on shares of our common stock. There is no assurance that we will be able to raise sufficient financing to repay this loan as it becomes due, or upon our ability to refinance the loan on acceptable terms, if at all. We have obtained credit approval from Nedbank Limited for a debt financing facility of up to $14 million for the reactivation of the Johnson Camp Mine. The credit approval is subject to certain conditions precedent described in more detail in this annual report, including the company raising a minimum of $18 million in additional financing, which cannot be assured.

We require substantial financing to complete the development and reactivation of the Johnson Camp Mine, the availability of which cannot be assured.

At the time the updated feasibility study was completed, the initial capital costs to be incurred within the first two years of start-up were expected to exceed $22 million (including working capital). We now expect that the initial capital costs will exceed $28 million. We estimate we will incur a further $3 million in capital costs in the following two years. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. The original estimate of the capital costs in relation to the Johnson Camp Mine, as well as the estimated operating costs, were provided by Nord and reviewed by Winters, Dorsey for inclusion in the updated feasibility study. Those estimates, and our revised estimate of the initial capital costs in the amount of $28 million, may change with our actual experience as our mine plan is implemented. We may therefore require substantial additional financing to carry out our mine plan, and we may be forced to undertake a reverse split (consolidation) of our issued and outstanding shares of common stock in connection with our pursuit of financing alternatives. At the annual and special meeting held on October 18, 2006, our stockholders approved the grant of discretionary authority to our Board of Directors to amend our Amended Certificate of Incorporation to effect a reverse split of our company’s common stock at a ratio within the range from one-for-two to one-for-six. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may be forced to maintain the Johnson Camp Mine on care and maintenance status indefinitely.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the year ended December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Beginning with our year ending December 31, 2008, the report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We have identified certain material weaknesses in our internal controls over financial reporting that we are in the process of addressing. We cannot be certain that we will be able to complete our evaluation of our internal controls, testing and any required remediation in a timely fashion once we become subject to the requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 . During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls beginning with our year ending December 31, 2008), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

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

We are required to file reports under the Securities Exchange Act of 1934. These reports include annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy statements. Due to financial difficulties, we did not file the reports as required by the Securities Exchange Act of 1934 with the SEC during 2000 through 2004. Our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006, was not timely filed but was intended to provide meaningful disclosure for the years ended December 31, 2000 through 2004. On February 3, 2006, we filed, on a late basis, our outstanding quarterly reports on Form 10-QSB for the first, second and third quarters of 2005. We may be subject to shareholder action due to our lack of timely compliance with reporting requirements under the Securities Exchange Act of 1934.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. The additional sales practice and disclosure requirements imposed upon broker dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

ITEM 3.           LEGAL PROCEEDINGS

Other than as set forth below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact our financial position, operations or cash flows.

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

On September 7, 2002, ADEQ issued a Compliance Order requiring our company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, we entered into a stipulated judgment with ADEQ which assessed civil penalties against us in the amount of $4,325,000. The stipulated judgment can only be entered should a default notice issued pursuant to the Compliance Order not be cured within 60 days after notice is received. In addition, the Compliance Order created an escrow account, into which we deposited $1,500,000 to bring the Johnson Camp Mine into compliance with the Compliance Order. All of the funds deposited into the escrow account were used by us, with approval from ADEQ, during the years ended December 31, 2002 and 2003 to bring the Johnson Camp Mine into compliance with the Compliance Order. The Compliance Order further provides that any future violations of Arizona’s aquifer protection laws would subject us to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment. We have not received a default notice under the Compliance Order, and the stipulated judgment has not been entered against us.

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

Judgment in Favor of, and Conditional Covenant Not to Execute By, Sulphur Springs Valley Electric

In August 2003, the Superior Court of the State of Arizona issued a judgment against us in favor of Sulphur Springs Valley Electric, Inc. in the amount of $161,316 for non-payment of our electricity bill. On January 23, 2004, Sulphur Springs executed a covenant not to execute on this judgment, provided that we abide by a specified payment schedule and pay the balance due on the judgment by February 28, 2006. On February 27, 2006, Sulphur Springs executed a second covenant not to execute amending the original payment schedule and extending the balance due date. We were obligated to pay $4,000 on the first day of every month, with the remaining amount due on the judgment to be paid on August 1, 2006. On July 31, 2006 the Company completed its final disbursement to Sulphur Springs Valley Electric as stipulated by the agreement. The Satisfaction of Judgment was filed with the Cochise County Recorder on August 9, 2006.

Action By, and Cross Complaint Against, Great West Life

On December 10, 2003, Great West Life initiated a court action against us in the Superior Court of the State of Arizona, County of Maricopa on allegations of unpaid health insurance premiums. Great West Life is claiming losses in excess of $107,000. We filed a cross complaint against Great West Life for failing to pay the claims made by our employees under employee health and welfare benefit plans. In March 2006, we entered into a settlement and mutual release of claims agreement with Great West Life. Under the terms of the settlement agreement, we consented to a judgment in favor of Great West Life in the total amount of $150,000, but Great West Life agreed not to execute upon the judgment so long as Nord paid to Great West Life a total of $100,000 in accordance with the following schedule:

  an initial payment to Great West Life in the amount of $10,000;
  monthly payments to Great West Life of $5,000 each, payable on May 15, June 15 and July 14, 2006; and
  monthly payments to Great West Life of $15,000 each payable on or before August 15, September 15, October 13, November 15, and December 15, 2006.

On December 12, 2006, Nord made its final payment to Great West Life under the settlement agreement. Accordingly, Great West Life filed a Notice of Satisfaction of Judgment with Maricopa County Recorder dated December 15, 2006.

Settlement Agreement With Nicholas Tintor

Subsequent to Nicholas Tintor’s departure as President and Chief Executive Officer of our company on August 21, 2006, we entered into a settlement agreement with Mr. Tintor dated September 29, 2006. Under the settlement agreement, in consideration of a mutual release of claims, we paid Mr. Tintor a total of $233,000 as follows: we paid $70,000 in cash upon execution of the agreement, and we paid the balance of $163,000 by issuing a total of 139,880 fully paid and non-assessable shares of common stock of our company to Mr. Tintor on January 7, 2007. These shares were issued pursuant to Rule 903 of

Regulation S under the Securities Act of 1933, as amended, and in compliance with applicable Canadian securities laws.

Settlement of Claim Against ASARCO Inc.

In May 2004, we commenced pursuing an opportunity (the “Zinc Opportunity”) to acquire assets comprising ASARCO Inc.’s (“ASARCO”) Tennessee Mines Division zinc business (the “Zinc Assets”). Ronald Hirsch, the Chairman of our Board of Directors, and Stephen Seymour, a director of our company, subsequently agreed to assist us to preserve the Zinc Opportunity by assuming the right to acquire the Zinc Assets, and assigning such right to TMD Acquisition, a corporation formed specifically to facilitate an asset purchase agreement with ASARCO dated March 21, 2005 (the “Acquisition Agreement”) in respect of the Zinc Assets. The principals of TMD Acquisition are Ronald Hirsch and Stephen Seymour.

Pursuant to the Settlement Agreement and a related Assignment Agreement dated as of October 18, 2006 between our company and TMD Acquisition, we took an assignment of the Acquisition Agreement, and agreed to reimburse certain expenses in the aggregate amount of $365,000 (the “TMD Expenses”) and assume certain accounts payable in the aggregate amount of $101,442 incurred by TMD Acquisition in the preservation of the Zinc Opportunity. We advanced to TMD Acquisition the aggregate amount of $50,000 (evidenced by demand promissory notes dated February 27, 2006 and May 8, 2006, each in the principal amount of $25,000) to cover certain expenses that TMD Acquisition has incurred in preserving the Zinc Opportunity. The loan is payable to our company on demand and is subject to set-off against the TMD Expenses.

Although ASARCO's trustee in bankruptcy sold the Zinc Assets, we instructed counsel to preserve any right of action (the “ASARCO Claim”) that we might have against ASARCO and ASARCO’s trustee in bankruptcy. On December 12, 2006 we entered into a settlement agreement with ASARCO pursuant to which ASARCO paid us $475,000 in consideration of the execution and delivery by the parties of mutual general releases.

The TMD Settlement Agreement provided that we would reimburse the TMD Expenses upon the earlier of certain specified events but no later that December 22, 2006. In addition, if we received any cash payment on account of the ASARCO Claim, we are required to first remit such portion of the cash payment to TMD Acquisition as will be required to fully pay the outstanding balance of the TMD Expenses. However, TMD Acquisition has agreed to defer reimbursement of the TMD Expenses until our company’s financial position has improved.

Settlement Agreement with Platinum Diversified Mining, Inc. and its Subsidiaries

We have entered into a settlement agreement dated March 7, 2007 with Platinum Diversified Mining, Inc. (“Platinum”) and Platinum’s direct and indirect subsidiaries, Platinum Diversified Mining USA, Inc. (“PDM USA”) and PDM Merger Corp. (“Merger Sub” and together with Platinum and PDM USA, the “PDM Parties”), in connection with the agreement and plan of merger dated October 23, 2006 (the “Merger Agreement”) among the parties. The Merger Agreement contemplated the acquisition of our company by Platinum in an all-cash merger transaction (the “Merger”).

The settlement agreement sets forth the terms and conditions of the settlement of the dispute and disagreements between our company and the PDM Parties arising from the failure of the Merger to close.

Under the settlement agreement, the PDM Parties have agreed to pay Nord an amount up to $3.6 million in full and final settlement of all claims and disputes between the parties, as follows:

(a)	The PDM Parties agreed forthwith to pay the sum of $1.1 million to Nord (the “Initial Payment”), to be paid by way of the release to our company of the $1 million previously deposited by

Platinum with American Stock Transfer & Trust Company (“AST”), as escrow agent, pursuant to the Merger Agreement (including interest, but net of AST’s expenses), with any shortfall to be paid from Platinum’s working capital; and

(b)

Platinum has agreed to pay the sum of $50,000 to Nord each calendar month, beginning on April 1, 2007 (the “Monthly Payments”) until the earlier of (i) the completion of an acquisition by Platinum that meets certain prescribed criteria (a “Qualifying Acquisition”), or (i) the actual liquidation of Platinum if it has not entered into a letter of intent or agreement in principle to effect a Qualifying Acquisition, or if it has not completed a Qualifying Acquisition, by certain prescribed dates.

We have received the Initial Payment of $1.1 million. If Platinum completes a Qualifying Acquisition, Platinum will be required to pay the balance owing on the settlement sum of $3.6 million (the “Balance of Settlement Funds”), net of the Initial Payment and any Monthly Payments actually received by our company. The Balance of Settlement Funds will be payable to our company out of certain funds being held in trust (the “Trust Funds”) as a condition of Platinum’s listing as a special purpose acquisition corporation on the AIM market (“AIM”) of the London Stock Exchange. If the Trust Funds are insufficient to pay the Balance of Settlement Funds, Platinum will be required to pay to our company the greater of: (i) the funds available and (ii) $1 million. Thereafter, Platinum will continue to be obligated to make the Monthly Payments, plus interest, until the Balance of Settlement Funds has been paid.

According to Platinum’s public disclosure record, it was admitted to trading on AIM on March 13, 2006 (the “Admission Date”), and it must be dissolved and the Trust Funds returned to its security holders, if it has not: (a) effected a Qualifying Acquisition or signed a letter of intent, agreement in principle or definitive agreement to effect a Qualifying Acquisition within the 12 months following the Admission Date; or (b) (having signed a letter of intent or an agreement in principle within 12 months following the Admission Date) effected an acquisition within 18 months following the Admission Date. In the event that Platinum is dissolved for having failed to meet these conditions, it will not be required to pay the Balance of Settlement Funds to our company and shall be relieved of any further obligations to make payments under the settlement agreement. Platinum issued a press release on March 14, 2007 announcing that it had entered into two separate letters of intent on mining projects which, taken in aggregate, it believes would constitute a Qualifying Acquisition eligible for submission to Platinum’s shareholders for approval.

Under the settlement agreement, the PDM Parties have acknowledged that we are also entitled to retain any and all payments made by the PDM Parties under the Merger Agreement to keep our option on the Coyote Springs property in good standing.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of our company was held on October 18, 2006 at 10:00 a.m. (Mountain Time). At the annual meeting, the stockholders adopted resolutions:

1.

To elect Ronald A. Hirsch, Stephen D. Seymour, Wade D. Nesmith, Douglas P. Hamilton and John F. Cook to our board of directors. The votes cast for or withheld in respect of each nominee were as follows:

Nominee	For	Withheld
Ronald A. Hirsch	25,898,430	436,717
Stephen D. Seymour	25,878,559	456,588

Nominee	For	Withheld
Wade D. Nesmith	26,195,889	139,258
Douglas P. Hamilton	26,167,176	167,971
John F. Cook	26,197,336	137,811

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

Price Ranges (high and low closing prices)

	2006	2005
1st Quarter	$0.26 – 0.64	$0.25 – 0.41
2nd Quarter	0.51 – 1.22	0.24 – 0.35
3rd Quarter	0.72 – 0.95	0.23 – 0.32
4th Quarter	0.70 – 1.23	0.23 – 0.33

The price ranges shown are based on Pink Sheet quotations. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

The number of holders of record of our common stock, $.01 par value, as of February 15, 2007 was 2,259.

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

Due to the extensive nature of the revisions, our Board of Directors determined it to be appropriate to cancel the Plans, and to adopt a new stock incentive plan (which includes a subpart governing deferred stock units in lieu of the DSU Plan) (the “2006 Stock Incentive Plan”) that supersedes and replaces in their entirety the Initial Stock Option Plan and DSU Plan. Our stockholders approved the 2006 Stock Incentive Plan at our Annual General Meeting held on October 18, 2006. The 2006 Stock Incentive Plan is described in more detail in amendment number 2 to our preliminary proxy statement filed with the Securities and Exchange Commission on Schedule 14A on June 30, 2006.

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

The 2006 Stock Incentive Plan provides for the granting to Eligible Participants of such incentive awards (each, an “Award”) as the administrator of the 2006 Stock Incentive Plan (the “Administrator”) may from time to time approve. The 2006 Stock Incentive Plan includes the following provisions:

(a)	the Administrator will be a Committee of the Board of Directors of our company appointed to act in such capacity, or otherwise, the Board of Directors itself;

(b)	each Award will be subject to a separate award agreement (an “Award Agreement”) to be executed by the Company and the Grantee, which shall specify the term of the Award; and

(c)

subject to applicable laws, including the rules of any applicable stock exchange or national market system, the Administrator will be authorized to grant any type of Award to an Eligible Participant (a “Grantee”) that is not inconsistent with the provisions of the 2006 Stock Incentive Plan, and the specific terms and provisions of which are set forth in an Award Agreement, and that by its terms involves or may involve the issuance of: (i) shares of common stock, (ii) a stock option, (iii) a stock appreciation right entitling the Grantee to acquire such number of shares of common stock or such cash compensation as will be determined by reference to any appreciation in the value of our company’s common stock, (iv) restricted stock issuable for such consideration (if any) and subject to such restrictions as may be established by the Administrator, (v) unrestricted stock issuable for such consideration (if any) on such terms and conditions as may be established by the Administrator, (vi) restricted stock units, subject to such restrictions as may be imposed by the Administrator, and represented by notional accounts maintained in the respective names of the Grantees that are valued solely by reference to shares of common stock of our company and payable only in shares after the restrictions have lapsed, (vii) deferred stock units issuable to eligible directors in lieu of certain eligible remuneration otherwise payable in shares of common stock, subject to settlement in accordance with the terms and conditions of the Award and represented by notional accounts maintained in the respective names of the Grantees, (viii) dividend equivalent rights, which are rights entitling the Grantee to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock, (ix) any other security with the value derived from the value of our company’s common stock, or (x) any combination of the foregoing.

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

Under the 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options under section 422 of the Code and the regulations thereunder or non-incentive stock options under section 83 of the Code. We have granted a total of 600,000 non-qualified stock options and 200,000 incentive stock options under the 2006 Stock Incentive Plan.

We have also granted non-qualified stock options under individual compensation arrangements, which have been authorized by our board of directors. Such options have been granted outside of, and are therefore not subject to, the 2006 Stock Incentive Plan.

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors exercised such rights in respect of the equity-based fees payable to him for services rendered during the year ended December 31, 2006.

The following table provides a summary of the number of stock options and deferred stock units outstanding as at December 31, 2006.

Number of
	securities to be	Weighted	Number of securities
	issued upon	average exercise	remaining available for
	exercise of	price of	future issuance under
	outstanding	outstanding	equity compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected in
	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	946,242(1)	$1.02	5,053,758
Equity compensation plans not approved by security holders(2)	2,124,998	$0.69	N/A
Total(3)	3,071,240	$0.79	5,053,758

(1)

Includes 800,000 shares of common stock reserved for issuance in connection with stock options granted under the 2006 Stock Incentive Plan, and 146,242 shares of common stock reserved for issuance in connection with deferred stock units granted to our company’s non-executive directors under the 2006 Stock Incentive Plan. A total of 31,798 deferred stock units were not issued until January 3, 2007, but are included in this table as they were issued to our non-executive directors in respect of services rendered during the quarter ended December 31, 2006.

(2)	Consists of various agreements entered into on a stand-alone basis prior to the adoption of, or otherwise independent from, the 2006 Stock Incentive Plan.

(3)

Includes certain options granted to executive officers pursuant to employment agreements described in more detail under the caption “Employment Contracts and Termination of Employment and Change-In-Control Arrangements.”

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2006 on the following quarterly reports on Form 10-QSB, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Amendment No. 3 to the Annual Report on Form 10-KSB for the year ended December 31, 2005	August 23, 2006
Amendment No. 2 to the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006	August 23, 2006
Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006	August 14, 2006
Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006	November 13, 2006

During the year ended December 31, 2006, we issued the following securities without registration under the Securities Act of 1933 which have not been reported on the Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB described above:

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for services rendered during the year ended December 31, 2006. Our non-executive directors earned the following additional deferred stock units during the quarter ended December 31, 2006: Wade Nesmith, our Lead Director and the Chairman of each of the Executive and the Corporate Governance and Nominating Committees, earned 10,417 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, earned 8,772 deferred stock units; John Cook, the Chairman of our Compensation Committee, earned 7,127 deferred stock units; and Stephen Seymour earned 5,482. We issued these securities to the directors, each of whom is an accredited investor, on January 3, 2007, relying on Section 4(2) of the Securities Act of 1933, as amended.

During the quarterly period ended December 31, 2006, 15,000 stock options were exercised at an exercise price of $0.02 per share. We issued the underlying common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

During the quarterly period ended December 31, 2006, we issued 60,000 fully-paid and non-assessable shares of our common stock, valued at $64,600, to John Perry, our Senior Vice President and Chief Financial Officer, pursuant to this employment agreement. We issued these securities to Mr. Perry, an accredited investor, relying on Section 4(2) of the Securities Act of 1933, as amended.

We acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC in January 2004 to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona described as “Coyote Springs.” In connection with this option, we issued 99,999 stock options to these parties with an effective grant date of January 28, 2006, but these options were inadvertently omitted from the disclosure under the heading “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Amendment No. 2 to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006. We issued these stock options, which have an exercise price of $0.47 per share, to Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC, as accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended..

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2006 and 2005 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2006 and 2005, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Our Plan of Operations

Our management has been focused on positioning our company to effect a public offering of its securities, while at the same time considering our strategic alternatives. In that regard, in addition to obtaining the update to the 2000 feasibility study on the Johnson Camp Mine, our management has worked to preserve our assets, in part by seeking and obtaining secured bridge financing from Auramet Trading, LLC (“Auramet”) in October 2005 and from Nedbank Limited (“Nedbank”) in November 2005. Amidst these efforts, it became apparent that, with the average price of copper remaining relatively high throughout this period, our company could be attractive to better-financed mining entities as a takeover target. On March 29, 2006, we were advised by Auramet that Platinum, might be interested in acquiring an interest in our company.

On October 23, 2006, after several months of negotiations, we entered Merger Agreement with Platinum, PDM USA and Merger Sub. Merger Sub is a wholly-owned subsidiary of PDM USA, which in turn is a wholly-owned subsidiary of Platinum. The Merger Agreement contemplated that we would be acquired by Platinum in an all cash Merger, pursuant to which Merger Sub was to merge with and into our company, with our company continuing as the surviving corporation and a wholly-owned subsidiary of Platinum. The consummation of the Merger was subject to satisfaction of a number of conditions.

The Merger did not close as scheduled on December 22, 2006. At the time, Platinum advised us that its inability to close the Merger resulted from the fact that it had been informed by KBC Peel Hunt, the nominated advisor in connection with Platinum’s application for re-admission to trading on the AIM, that, based on the position taken by the AIM, Platinum was not to close the Merger because it did not have formal loan documentation in place for its project financing.

As discussed above under the heading, “Legal Proceedings - Settlement Agreement with Platinum Diversified Mining, Inc. and its Subsidiaries” we subsequently entered into a settlement agreement dated March 7, 2007 with the PDM Parties which sets forth the terms and conditions of the settlement of the dispute and disagreements arising between us and the PDM Parties from the failure of the Merger to close. Since the Merger did not proceed, we have refocused our attention on positioning our company to resume mining and leaching operations at the Johnson Camp Mine, although we remain open to other strategic alternatives. Accordingly, our plan of operations is to pursue the financing that will be necessary to enable us to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. If we are successful in raising this financing, we plan to complete the mine development plan outlined in the October 2005 feasibility study prepared by Winters, Dorsey and Company.

In order to resume full mining operations, we will have to complete the mine development plan outlined in the updated feasibility study, as discussed above. We presently do not have sufficient cash or working capital necessary to implement the mine development plan and commence mining operations. At the time the updated feasibility study was completed, the initial capital costs to be incurred within the first two years of start-up were expected to exceed $22 million (including working capital). We now expect that the initial capital costs will exceed $28 million. Such costs relate primarily to the rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment. The capital costs to be incurred in the following two years are expected to be approximately an additional $3 million (including working capital) and will be attributable to the construction of new leach pads, new ponds and pipe, and the infrastructure for conveyor relocation. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Accordingly, our ability to commence mining operations will be subject to our obtaining sufficient financing to enable us to fund the necessary initial capital costs and start-up operation expenses and working capital. In addition, certain permits must be in place before mining operations are commenced. Once financing and permits are in place, we anticipate it will take approximately three months to complete sufficient rehabilitation of the Johnson Camp Mine to allow the production of copper from the existing heaps, and approximately nine months from the start of construction to begin producing copper from new ore placed on the heaps. Our mine operating plan calls for an active leach program of newly mined ore and the residual leaching of the existing old dumps. We plan to use a mining contractor to mine both the Burro and Copper Chief deposits, and our own employees for remediation activities.

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

Results Of Operations – Years Ended December 31, 2006 and 2005

The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2006 and 2005.

Consolidated Loss From Operations

	Year Ended December 31
	2006	2005
Net sales	$–	$–

Operating expenses	7,135,628	3,091,237
Depreciation, depletion and amortization	83,347	83,347
Loss from operations	$(7,218,975)	$(3,174,584)

During 2006 and 2005, we continued to maintain the Johnson Camp Mine and expanded our focus to include the following activities with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp mine into production:

(i)           preparation of our audited financial statements;

(ii)          preparation of the filings required by the Securities and Exchange Commission in order that we are current with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”); and

(iii)          seeking interim financing necessary to enable us to continue our business operations.

As discussed above, we also spent much of the latter half of 2006 pursuing the Merger with the PDM parties.

Net Sales

We did not have any sales during 2006 and 2005 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses increased from $3,091,237 in 2005 to $7,135,628 in 2006, an increase of $4,044,391, due primarily to activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production and to complete the Merger Agreement with the PDM Parties. These costs consisted primarily of labor, salaries, wages, directors’ fees and benefits of $2,860,973, of which $1,037,739 was stock-based compensation, consulting and professional services of $2,276,092, $1,094,624 related to the Merger Agreement with Platinum, care and maintenance of Johnson Camp Mine of $492,492 and other general and administrative of $411,447. Care and maintenance of Johnson Camp Mine include taxes, permitting, property, equipment rental, building maintenance, utilities and the like. Operating expenses categorized as “other general and administrative” consist primarily of the following: insurance - $252,546; investor relations, printing and similar expenses - $77,458; office rent - $37,591; and miscellaneous - $43,852.

Other Income

The following table sets forth our other income and expenses during the fiscal years ended December 31, 2006 and 2005:

	Year Ended December 31
	2006	2005
Other income (expense)
Interest expense	$(1,635,360)	$(1,659,976)
Gain on investment, net	2,020,739	1,540,106
Miscellaneous income	549,718	210,288
Total other income (expense)	$935,097	$90,418

The following discussion highlights some of the more significant items included in the foregoing table.

Interest and Other Expenses

Interest expense is attributable to interest that we pay on loans that we have obtained to fund our business operations.

During the years ended December 31, 2006 and 2005, we incurred $1,635,360 and $1,659,976, respectively, in total interest expense, as follows:

	Year Ended December 31
	2006	2005
Amortized debt issuance costs	$532,791	$758,528
Accretion discount on warrants	545,771	448,637
Regular interest	555,076	351,933
Beneficial conversion on convertible note	1,722	100,878
Total	$1,635,360	$1,659,976

Gain on Investment

During 2005, we sold a 2/15 fractional interest in our Class B share in SRL Acquisition No. 1 Limited in consideration of $200,000 plus the amount of $100,003 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share and during 2006 we sold our remaining 13/15 fractional interest for $1,900,000.

During 2005 we reclassified our investment in Allied Gold to marketable securities held for trading and, due to its increased market value, recognized a gain of $1,406,617 on this investment. During 2006, we recognized an additional gain of $261,712 on our investment in Allied Gold due to its increased market value during the year. Additionally, we recognized a loss of $142,738 related to copper put options we purchased in connection with the Nedbank bridge loan facility. As of December 31, 2006, our company does not have any investment in Allied Gold or any copper put options.

Miscellaneous Income

Sources of miscellaneous income for the year ended December 31, 2005 were:

  Royalty income from landscape aggregate business of $198,000; and

  Other income of $12,000.

Sources of miscellaneous income for the year ended December 31, 2006 were:

  Royalty income from landscape aggregate business of $276,000;

  $195,000 in connection with the settlement of a dispute involving electric power credits; and

  Other income of $79,000.

Net Loss

The following table reflects our net loss for the years ended December 31, 2006 and 2005, after taking into account the amounts recognized as other income or expenses.

	Year Ended December 31
	2006	2005

Loss from operations	$(7,218,975)	$(3,174,584)
Total other income (expense)	935,097	90,418
Provision for income taxes	–	–
Net Loss	$(6,283,878)	$(3,084,166)

We recorded a net loss of $6,283,878 for the year ended December 31, 2006 as compared to a net loss of $3,084,166 for the year ended December 31, 2005. We experienced an increase in the net loss between 2005 and 2006 as a result of a significant increase in operating expenses specifically related to:

  continued operating expenses associated with the care and maintenance of the Johnson Camp Mine, consisting primarily of taxes, permitting, property, equipment, building maintenance and utilities;

  a significant increase in directors’ fees;

  professional fees associated with the Merger Agreement with the PDM Parties; and

  costs associated with activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production, as discussed above.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of December 31, 2006 and December 31, 2005:

	As of		As of
	December 31, 2006		December 31, 2005

Cash reserves	$1,007,835		$141,197

Working capital deficiency	$(8,980,904	)(1)	$(4,288,886	)(2)

(1)	Includes $5,717,614 in current portion of long-term debt.

(2)	Includes $4,438,359 in current portion long-term debt.

If we leave the Johnson Camp Mine on care and maintenance status, and we do not incur any extraordinary liabilities, we will incur monthly expenses of approximately $170,000. As discussed below under the heading “Cash and Working Capital - Settlement Agreement with Platinum Diversified Mining.” we received $1,100,000 on March 7, 2007 pursuant to a settlement agreement with Platinum Diversified Mining. This amount has been added to our working capital to be applied to ongoing operational expenses and expenses that we expect to incur in furtherance of our business plan.

We anticipate our current cash to be adequate to cover care and maintenance activities at the Johnson Camp Mine through November 2007, assuming that we are successful in obtaining extensions of, or refinancing, our outstanding indebtedness beyond their current maturities (which cannot be assured). However, it is difficult for us to predict how much of our current cash will be used to further our near term objective of reactivating the Johnson Camp Mine. Accordingly, our estimated monthly expenses do not include the significant additional costs that we anticipate that we will have to incur in connection with our ongoing financing activities, or any additional costs that we will have to incur if we proceed with our plan to reactivate the Johnson Camp Mine. As discussed above under the heading, “Our Plan of Operations,” we expect to incur initial capital costs in excess of $28 million (including working capital) within the first two years of start-up, and a further $3 million (including working capital) in the following two years.

In addition, our anticipated monthly expenses do not include provision for payment of accrued and unpaid expenses of $3,076,855 as of December 31, 2006. These accrued expenses consist primarily of consulting fees, and accrued salaries and bonus for Ronald Hirsch, our Chairman and formerly our Chief Executive Officer, Erland Anderson, our Executive Vice President and Chief Operating Officer, and John Perry our President and CFO, as well as payroll expenses.

Settlement Agreement with Platinum Diversified Mining

As discussed above under the heading, “Legal Proceedings - Settlement Agreement with Platinum Diversified Mining, Inc. and its Subsidiaries” we entered into a settlement agreement dated March 7, 2007 with the PDM Parties which sets forth the terms and conditions of the settlement of the dispute and disagreements arising between us and the PDM Parties from the failure of the Merger to close. Under the settlement agreement, the PDM Parties have agreed to pay to Nord an amount of up to $3.6 million in full and final settlement of all claims and disputes between the parties.

We have received the Initial Payment of $1.1 million under the settlement agreement on March 8, 2007, which we will apply to general working capital. If Platinum completes a Qualifying Acquisition, Platinum will be required to pay the balance owing on the settlement sum of $3.6 million, net of the Initial Payment and any Monthly Payments actually received by our company. On March 14, 2007, Platinum issued a press release announcing that it had entered into two separate letters of intent on mining projects which, taken in aggregate, it believes would constitute a Qualifying Acquisition eligible for submission to Platinum’s shareholders for approval. According to Platinum’s public disclosure record, it will have to be dissolved if it has not effected a Qualifying Acquisition within 18 months following the Admission Date (March 13, 2006). If Platinum is dissolved, it will not be required to pay the Balance of Settlement Funds to our company, and it will be relieved of any further obligations to make payments under the settlement agreement.

Cash Flows From Operating Activities

Our cash flows from operating activities during the years ended December 31, 2006 and 2005 were $249,215 and $(1,600,235), respectively. This was primarily due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods, however, in 2006 the increased operating costs were primarily offset by the $1,900,000 proceeds we received from the sale of our 13/15 fractional interest in SRL Acquisition No. 1 Limited and $1,729,391 in proceeds from the sale of our interest in Allied Gold.

Cash Flows From Financing Activities

As we have had no revenues since the placement of the Johnson Camp Mine on care and maintenance status in August 2003, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our common stock. Our cash flows from financing activities for the years ended December 31, 2006 and 2005 were $656,680 and $1,477,025, respectively.

Bridge Financing by Nedbank Limited

On November 8, 2005, we obtained a loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading participated through the contribution of the $1,000,000 outstanding amount payable by us to Auramet Trading under an existing bridge loan facility. A secured promissory note was issued to Nedbank that is secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated November 8, 2005, relating to the Johnson Camp property. These instruments give Nedbank a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property.

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

We have negotiated further extensions of the maturity date of the Nedbank loan. The Amended and Restated Secured Promissory Note now provides for interest-only payments at a rate of 11% per annum, payable monthly, and will mature on the earlier of April 30, 2007 or the closing of an equity offering in which we raise not less than $20,000,000. In connection with the extension to April 30, 2007, we received an additional $100,000, thereby increasing the outstanding principal amount of bridge loan facility to $5,000,000. In consideration for the extension and increased loan amount we paid Nedbank $75,000 and issued 174,000 common stock purchase warrants to Nedbank and 126,000 common stock purchase warrants to Auramet Trading. Each warrant entitles the holder to purchase one share of our common stock on or before May 15, 2008, at an exercise price of $0.66.

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

Private Placement

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

Cash Flows From Investing Activities

In 2005, as required by our bridge loan facility with Nedbank, we deposited restricted cash of $400,000 with Auramet Trading, and we purchased copper put options for $275,358. This resulted in a net increase in restricted cash of $126,063. In 2006, we used $56,252 of the restricted cash to purchase copper put options and pursuant to an agreement with Nedbank and Auramet we used the remaining $69,811 of restricted cash to purchase conveyors to be used at the Johnson Camp Mine.

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

Long-Lived Assets

Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2006 and 2005.

Valuation of Stock Options and Warrants

From time to time our company issues stock options and warrants. We use the Black-Scholes option pricing model to estimate the fair value of stock options and warrants issued. The Black-Scholes option pricing model utilizes the risk free interest rate on the date of issuance for a term that is equivalent to the expected term of the options and warrants issued and requires us to estimate the expected term of the stock option or warrant issued and the volatility and dividend yield of the underlying common stock.

Income Taxes

Our company uses the liability method to account for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements. Under applicable accounting rules, we are considered to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until we have had a reasonable history of net profits, which in some circumstances has been interpreted as requiring at least two consecutive years of net profits. Accordingly, we have recorded a deferred tax valuation allowance in 2006 and prior years to offset the entire deferred tax asset arising from our tax loss carry forward. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. We will continue to review this valuation allowance and make adjustments as appropriate. Income tax expense consists of the tax payable or refundable for the current period and the change during the period in net deferred tax assets and liabilities. A change of over 50% of our equity ownership will result in a change in ownership as defined in the Internal Revenue Code and underlying regulations, and will have the effect of limiting the availability of the tax loss carry forward.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At December 31, 2006 the recorded value of accrued reclamation costs was $182,122. We will recognize increases to our asset retirement obligation concurrently with the impact of our mining activity, if and when such additional mining activity occurs.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also establishes a requirement to evaluate interests in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company plans to adopt this standard beginning January 1, 2007 and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt this standard beginning January 2008, and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan-an amendment of FASB Statements No. 87, 88 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for an issuer of publicly traded securities for financial statements issued for fiscal years beginning after December 15, 2006. The Company plans to adopt this standard beginning January 2007, and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB 108 which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for any fiscal year beginning after November 15, 2006. The Company plans to adopt this bulletin beginning January 2007, and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company plans to adopt this standard beginning January, 2008, at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.           FINANCIAL STATEMENTS

Our audited consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005, and the related notes to the financial statements, are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 7.

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

ITEM 8A.        CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our

Chief Executive Officer, Erland A. Anderson, and our Chief Financial Officer, John Perry, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of December 31, 2006, due to certain material weaknesses in internal control over financial reporting.

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

ITEM 8B.        OTHER INFORMATION

Not applicable.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Ronald A. Hirsch(1)	63	Director and Chairman	September 7, 2000
Laguna Beach, CA

Stephen D. Seymour	64	Director	October 15, 2003
Baltimore, MD

Wade D. Nesmith	54	Lead Director	February 15, 2006
North Vancouver, BC

Douglas P. Hamilton	64	Director	February 15, 2006
North Chatham, MA

John F. Cook	66	Director	February 15, 2006
Roslin, ONT

Erland A. Anderson(2)	63	President and Chief Executive Officer	N/A
Tucson, AZ

John T. Perry	40	Chief Financial Officer, Senior Vice President,	N/A
Tucson, AZ		Secretary and Treasurer

(1)

Mr. Hirsch also held the position of Chief Executive Officer of the Company until February 15, 2006. Effective February 15, 2006, Mr. Tintor became President and Chief Executive Officer, and served in such capacities until his resignation from Nord as an officer of our company effective August 21, 2006 at which time Mr. Anderson was appointed as interim President and Chief Executive Officer.

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

John F. Cook – Mr. Cook has been a director of our company since February 15, 2006. For the past five years he has been the President of Tormin Resources Limited, a private company providing consulting services to the mining industry. Mr. Cook brings more than 40 years of experience in the operations and management of mining companies to Nord. His positions have included Operations Director, Navan Resources Plc (1994-96), Vice President Operations, Goldcorp Inc. (1990-94), Senior Project Manager, General Manager and Vice President Engineering, Lac Minerals Ltd. (1983-90), Associate and Principal, Golder Associates Ltd. (1978-83), and Senior Mining and Managing Consultant, RTZ Consultants Ltd. (1974-78). Currently, Mr. Cook serves as the Chairman of Wolfden Resources Inc. and of Anaconda Gold Corp. He is also a director of GLR Resources Inc., Uranium City Resources Inc. and MBMI Resources Inc. Mr. Cook holds a Bachelor of Engineering (Mining), C. Eng UK, and P. Eng Ontario.

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

Committees of the Board of Directors

In February 2006, our Board of Directors established four board committees: an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee and an Executive Committee. Since these Committees were established in February 2006.

The information below sets out the current members of each of the Company’s board committees and summarizes the functions of each of the committees.

Audit Committee

Our Audit Committee has been structured to comply with Rule 10A-3 under the Securities Exchange Act of 1934. Our Audit Committee is comprised of Douglas P. Hamilton, John F. Cook and Wade D. Nesmith, all of whom have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide. Douglas P. Hamilton is the Chairman of the Audit Committee, and our Board of Directors has determined that he satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission. Each Audit Committee member is able to read and understand fundamental financial statements, including our company’s consolidated balance sheet, statement of operations and statement of cash flows.

The Audit Committee will meet with management and our external auditors to review matters affecting our company’s financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. The Audit Committee will review our significant financial risks, will be involved in the appointment of senior financial executives and will annually review our insurance coverage and any off balance sheet transactions.

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

Our company will provide appropriate funding as determined by the Audit Committee to permit the Audit Committee to perform its duties and to compensate its advisors. The Audit Committee, at its discretion, has the authority to initiate special investigations, and if appropriate, hire special legal, accounting or other outside advisors or experts to assist the Audit Committee to fulfill its duties.

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

Executive Committee

The Executive Committee is comprised of Wade D. Nesmith, Stephen D. Seymour and Douglas P. Hamilton. Wade D. Nesmith is the Chairman of the Executive Committee. Mr. Nesmith and Mr. Hamilton have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide. The purpose of the Executive Committee is to exercise all the powers and authority of the Board in the management of the property, affairs and business of the Company, except as otherwise provided in Section 141(c)(1) of the Delaware General Corporation Law and Section 3.10 of the Company’s By-Laws.

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2006, these filings were made on a timely basis.

Code of Ethics

Effective January 5, 2006, we adopted a Code of Ethics that applies to all of our directors and officers. This code summarizes the legal, ethical and regulatory standards that we must follow and is a reminder to our directors and officers of the seriousness of that commitment. Compliance with this code and high standards of business conduct is mandatory for each of our directors and officers. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Nord Resources Corporation, at 1 West Wetmore Road, Suite 203, Tucson, Arizona, USA 85705.

ITEM 10.           EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)           the person(s) serving as our company’s principal executive officer during the year ended December 31, 2006;

(b)           each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2006, and whose total compensation exceeds $100,000 per; and

(c)           up to additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2006;

(the “named executive officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation Compen- sation ($)	Total ($)
Ronald A. Hirsch Chairman	2006 2005	200,000(2) 200,000(2)	300,000(3) -	- -	- 515,826(12)	- -	-	11,538(4) -	511,538 715,826

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation Compen- sation ($)	Total ($)
and Chief Executive Officer(1)
Nicholas Tintor President and Chief Executive Officer(5)	2006 2005	- -	88,235 -	- -	- -	- -	- -	233,000(6) -	321,235 -
Erland A. Anderson President and Chief Executive Officer(7)	2006 2005	150,000(8) 150,000(8)	300,000(3) -	- -	126,633(9) -	- -	- -	8,654(4) -	585,287 150,000
John T. Perry Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2006 2005	203,000(10) 52,700(10)	375,000(3)(11) 75,000(11)	- -	- 143,835	- -	- -	10,096(4) -	588,096 271,535

Notes

(1)	Mr. Hirsch resigned as Chief Executive Officer of the Company effective February 15, 2006, but remains Chairman of the Board.

(2)	$200,000 of salary deferred in each of 2006 and 2005.

(3)

By resolutions adopted at a regularly scheduled directors meeting held on October 16, 2006, our company’s board of directors have declared bonuses of $300,000 to each of Mr. Hirsch, Mr. Anderson and Mr. Perry for their success in bringing our company back into compliance with its reporting obligations under the Securities Exchange Act of 1934, as amended, and otherwise positioning our company to focus on its near-term objective of reactivating the Johnson Camp Mine: The bonuses have been accrued and are payable when our company has sufficient funds to make the payments, as shall be determined in the discretion of the board of directors.

(4)	Vacation earned but not taken during the 2006 calendar year.

(5)	Mr. Tintor resigned as President and Chief Executive Officer on August 21, 2006.

(6)

As described in more detail under the heading, “Legal Proceedings – Settlement Agreement with Nicholas Tintor,” we entered into a settlement agreement with Mr. Tintor following his resignation as our President and Chief Executive Officer. Under the settlement agreement, in consideration of a mutual release of claims, we paid Mr. Tintor a total of $233,000 as follows: we paid $70,000 in cash upon execution of the agreement on September 29, 2006, and we paid the balance of $163,000 by issuing a total of 139,880 fully paid and non-assessable shares of common stock of our company to Mr. Tintor on January 7, 2007. Mr. Tintor had been granted 500,000 options on May 16, 2006, with a fair value of $188,806. These options were cancelled on September 29, 2006 pursuant to the settlement agreement. Additionally, Mr. Tintor had accrued but unpaid salary of $37,500 in 2006 which was forgiven pursuant to the settlement agreement.

(7)

Mr. Anderson resigned as President and was appointed Executive Vice President and Chief Operating Officer effective February 15, 2006. He succeeded Mr. Nick Tintor as our President and Chief Executive Officer, on an interim basis, on August 21, 2006.

(8)	$90,000 and $98,000 of salary was deferred in 2006 and 2005, respectively.

(9)

On February 1, 2006, Erland Anderson voluntarily surrendered for cancellation stock options entitling him to purchase up to 675,000 shares of our common stock at an exercise price of $0.02 per share, being the market price of one share of common stock on the grant date. In exchange for such options, Mr. Anderson was granted replacement options entitling him to purchase up to 675,000 shares of our common stock, exercisable for five years at an exercise price of $0.50 per share.

(10)	Fair value of shares in lieu of salary. The shares are “restricted securities” within the meaning assigned in Rule 144(a)(3) under the Securities Act of 1933.

(11)

Fair value of shares. We agreed to issue 500,000 shares of common stock to Mr. Perry as a signing bonus upon his employment by our company, of which 250,000 shares valued at $75,000 were issued upon the execution of the original memorandum of understanding between our company and Mr. Perry, and the remaining 250,000 shares valued at $75,000 were issued in April 2006. The shares are “restricted securities” within the meaning assigned in Rule 144(a)(3) under the Securities Act of 1933.

(12)

As described in more detail under the heading, “Certain Relationships and Related Transactions,” Mr. Hirsch exercised 1,750,000 stock options at an aggregate exercise price of $35,000 during June 2004. During April 2005, we agreed to rescind this stock option exercise and to reinstate the original 1,750,000 options at the exercise price and with the expiration date of the options under the original grant. We issued Mr. Hirsch a convertible promissory note, dated as of the date of the rescinded option exercise, for the $35,000 received by us as the exercise price but which was not refunded to Mr. Hirsch upon cancellation of the underlying stock.

Our company is just emerging from a prolonged period of severe financial distress that was precipitated by the closure of our former rutile mining operations in Sierra Leone, West Africa, in 1995. Our management has been focused on preserving the Johnson Camp Mine and conserving our cash to the extent possible. As a result, as disclosed in more detail in the footnotes to the foregoing summary compensation table and in the footnotes to the table under the heading “Executive Compensation - Compensation of Directors,” our senior officers and directors have agreed to minimize or, in some cases, defer entirely, cash remuneration and accept equity-based compensation. All securities of our company issued as compensation to our senior officers and directors have been issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws, and are therefore “restricted securities” within the meaning assigned in Rule 144(a)(3) promulgated under the Securities Act of 1933.

Outstanding Equity Awards as of December 31, 2006

The following table summarizes the outstanding equity awards as of December 31, 2006 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald Hirsch	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Erland A. Anderson	675,000	N/A	N/A	$0.50	2/1/ 2011	N/A	N/A	N/A	N/A
John T. Perry	200,000 100,000 100,000 100,000	N/A N/A N/A N/A	N/A N/A N/A N/A	$0.30 $0.40 $0.50 $0.60	4/1/2010 4/1/2010 4/1/2010 4/1/2010	N/A	NA	NA	N/A

Compensation of Directors

The following table summarizes the compensation of our company’s directors for the year ended December 31, 2006:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Wade Nesmith	86,250(2)	41,563(3)	156,543	-	-	-	284,356
Doug Hamilton	34,500(4)	35,000(5)	156,543	-	-	-	226,043
Stephen Seymour	12,000(6)	21,875(7)	156,543	-	-	-	190,418
John Cook	22,500(8)	28,436(9)	156,543	-	-	-	207,479

Notes

(1)	Ronald Hirsch, a member of our board of directors, is a named executive officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.

(2)	Cash fees totaling $86,250, of which $63,750 has been deferred (that is, accrued but remains unpaid).

(3)	Fair value of deferred stock units issued pursuant to our Company’s 2006 Stock Incentive Plan.

(4)	Cash fees totaling $34,500, of which $30,000 has been deferred

(5)	Fair value of deferred stock units issued pursuant to our Company’s 2006 Stock Incentive Plan.

(6)	Cash fees totaling $12,000, of which $7,500 has been deferred.

(7)	Fair value of deferred stock units issued pursuant to our Company’s 2006 Stock Incentive Plan.

(8)	Cash fees totaling $22,500, all of which has been deferred.

(9)	Fair value of deferred stock units issued pursuant to our Company’s 2006 Stock Incentive Plan.

The Board of Directors has approved a compensation structure for our non-executive directors which is designed to fairly pay non-executive directors for work required while aligning the interests of the non-executive directors with the long-term interests of stockholders.

Our non-executive directors have received a one-time grant of 200,000 stock options, to vest as to one-third upon stockholder approval of the 2006 Stock Incentive Plan, which occurred at our Annual General Meeting on October 18, 2006, and one-third on each of the first and second anniversary of each non-executive’s appointment date. The options are for a ten year term and, upon vesting, will be exercisable at an exercise price of $1.05 per share (being the fair market value of our common stock on the date of grant, calculated in accordance with the 2006 Stock Incentive Plan), subject to adjustment.

Non-executive directors are also entitled to receive a $25,000 annual retainer, with an additional $15,000 payable annually to the Chairman of the Audit Committee and to the Lead Director. In addition, $7,500 is payable annually to the Chairman of each of the Compensation Committee and Nominating and Corporate Governance Committee. All of these fees are payable in stock, restricted stock, restricted stock units, or such other equity-based compensation as the Board of Directors determines.

The Chairman of the Executive Committee is also entitled to receive a monthly retainer of $5,000 and the other members of the Executive Committee are entitled to receive a monthly retainer of $1,000. The Executive Committee fees are payable in cash.

In connection with the negotiation and the execution of the Merger Agreement with the PDM Parties, on August 14, 2006, our Board of Directors appointed a Special Committee of Independent Directors, consisting of Wade Nesmith, Doug Hamilton and John Cook. Mr. Nesmith served as the Chair of the Special Committee. Given the additional time and attention that the Special Committee was required to devote to the many issues arising in connection with the Merger Agreement, the Board of Directors approved compensation of $7,500 per month to the Chair of the Special Committee and $5,000 per month for each of the other two members. The Special Committee was dissolved on February 14, 2007.

The non-executive directors are also entitled to receive attendance fees of $1,500 per meeting for each board and committee meeting (except for members of the Executive Committee who will not receive additional attendance fees), payable in cash.

All cash fees can be deferred at the option of the directors.

We paid cash fees to our non-executive directors totaling $31,500 during the year ended December 31, 2006, as follows:

Amount of Cash
Name	Fees Paid

Wade Nesmith	$22,500

Doug Hamilton	4,500

Stephen Seymour	4,500

$31,500

To date, the equity-based fees have been paid in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Accordingly, as of December 31, 2006, Wade Nesmith, our Lead Director and the Chairman of each of the Executive and the Corporate Governance and Nominating Committees, has received 47,907 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, has received 40,342 deferred stock units; John Cook, the Chairman of our Compensation Committee, has received 32,778 deferred stock units; and Stephen Seymour has received 25,214 deferred stock units. The deferred stock units are subject to the 2006 Deferred Stock Unit Plan.

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

Effective February 15, 2006, Mr. Hirsch resigned as our Chief Executive Officer but has continued to serve as Chairman of our Board of Directors. On February 15, 2006, our company and Mr. Hirsch entered into a waiver and amendment to the Executive Employment Agreement whereby Mr. Hirsch agreed, among other things, to work with Mr. Tintor for six months as part of the Company’s transition to our new Chief Executive Officer, and to continue to act as Chairman for a period of two years after we have received funding of at least $25,000,000.

Effective October 18, 2006, we entered into an Amended and Restated Waiver Agreement And Amendment Of Employment Agreement with Mr. Hirsch which superseded and replaced the waiver and amendment to the Executive Employment Agreement. Its provisions included the requirement that we pay to Mr. Hirsch all of his accrued consulting fees for services provided by Mr. Hirsch to our company between May 1, 2001 and October 19, 2003 (totaling $295,000), and all of his accrued and unpaid salary (totaling $600,000 as of December 31, 2006), on the earlier of the closing date of: (a) a registered equity offering and/or a debt project financing in which we raised not less than the aggregate of $25,000,000; or (b) a “Significant Transaction,” which is defined to mean a significant transaction in which (i) any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord, or (ii) there is a sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of Nord or of assets of Nord valued at $12,000,000 or greater. The provision automatically terminated on February 15, 2007, and the accrued salary and accrued consulting fees continue to be an amount payable by our company to Mr. Hirsch on demand.

The Amended and Restated Waiver Agreement And Amendment Of Employment Agreement also provides that:

  Mr. Hirsch’s base salary in his capacity as Chairman from February 15, 2006, to February 15, 2007 continued at $200,000 per annum, and was reduced to $100,000 per annum thereafter.

  Notwithstanding Mr. Hirsch’s retirement, resignation or termination for any reason other than for Cause (as defined in the Executive Employment Agreement) or as a result of a Significant Transaction in which any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord, Nord shall continue to provide health insurance benefits to Mr. Hirsch until he reaches the age of 65.

  Since a Significant Transaction did not occur by February 15, 2007, Mr. Hirsch has the right, subject to the approval of our board of directors, to be appointed the President and Chief Executive Officer on the terms and subject to payment of an annual salary to be agreed between Nord and Mr. Hirsch.

  If Nord enters into an agreement with respect to a Significant Transaction in which any person, together with all affiliates and associates of such person, shall become the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord, Mr. Hirsch will voluntarily resign as Chairman or, if applicable, as the President and Chief Executive Officer, effective immediately prior to the completion of the Significant Transaction.

  In the event that Mr. Hirsch ceases to be employed by Nord (other than by way of termination for Cause) in connection with the completion of a Significant Transaction other than one in which any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord, Nord shall provide to Mr. Hirsch the payments and benefits set forth in the following sections of the Executive Employment Agreement, subject to execution and delivery by Mr. Hirsch to our company of a mutual and general release of claims:

  (a)            Section 7(g)(i)(A), which requires our company to pay the Accrued Obligations (as defined in the Executive Employment Agreement) in a lump sum within sixty (60) days following termination of employment,

  (b)            Section 7(g)(i)(B), which contemplates the payment to Mr. Hirsch of an amount equal to three times the Mr. Hirsch’s Base Salary (as defined in the Executive Employment Agreement), payable in a lump sum within sixty (60) days following termination of employment,

  (c)            Section 7(g)(i)(C), which provides that if Nord elects continuation of coverage of medical and dental benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, Nord will pay 100% of such premiums for the first 18 months of coverage, and

  (d)            Section 7(g)(i) (D), which contemplates payment of premiums necessary for continuation of any Supplemental Disability Policy (as defined in the Executive Employment Agreement) or, at the election of Nord, a lump sum amount equal to the aggregate premiums to be paid thereon, in either case for a period of 18 months following the effective date of termination;

  provided, however, that in lieu of the payments and benefits set forth in sections 7(g)(i)(C) and Section 7(g)(i)(D) of the Executive Employment Agreement, and in full payment and satisfaction Nord’s obligations to Mr. Hirsch in respect thereof, Nord may in its sole discretion elect to pay to Mr. Hirsch the sum of $9,000 in cash no later than the closing date of the Significant Transaction.

  In the event of the completion of a Significant Transaction in which any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord, Mr. Hirsch will not be entitled to receive the compensation contemplated by Section 7(g)(i)(B) of the Executive Employment Agreement, but Mr. Hirsch will be entitled to receive the payments and benefits set out in the following sections of the Employment Agreement: Section 7(g)(i)(A), Section 7(g)(i)(C), and Section 7(g)(i) (D); provided, however, that in lieu of the payments and benefits set forth in sections 7(g)(i)(C) and Section 7(g)(i)(D) of the Executive Employment Agreement, and in full payment and satisfaction our company’s obligations to Mr. Hirsch in respect thereof, Nord may in its sole discretion elect to pay to Mr. Hirsch the sum of $9,000 in cash no later than the closing date of the Significant Transaction.

Nicholas Tintor

On February 15, 2006, Nicholas Tintor accepted our offer to serve as President and Chief Executive Officer of our Company pursuant to a letter agreement that contemplated the execution and delivery of a definitive Executive Employment Agreement between our company and Mr. Tintor within 30 days of the date of his acceptance of our offer.

We agreed to pay Mr. Tintor a signing bonus of $150,000, payable as to $75,000 as soon as practicable following the adoption of a formal stock incentive plan and $75,000 on the one-year anniversary of his acceptance. The bonus was to be paid in shares of common stock, to be issued as fully paid and non-assessable at a deemed issue price per share equal to the market price of our common stock, less a 15% discount to reflect their status as “restricted securities” with the meaning assigned in Rule 144 under the Securities Act of 1933, as amended. On May 12, 2006, we issued 176,471 shares of our common stock to Mr. Tintor in payment of the initial $75,000 installment of the signing bonus; the shares were valued at $88,236 at the time of issuance. Additionally, we granted Mr. Tintor 500,000 options to purchase shares of common stock with a term of three years.

As described in more detail under the heading, “Legal Proceedings – Settlement Agreement with Nicholas Tintor,” Mr. Tintor resigned as our President and Chief Executive Officer effective August 21,

2006, and we subsequently entered into a settlement agreement with Mr. Tintor. At the time of his resignation, we and Mr. Tintor had been negotiating the terms of the definitive Executive Employment Agreement in good faith. The term of his Executive Employment Agreement was to have been for three years and his initial salary was fixed at $6,000 per month, increasing to $200,000 per annum contingent and effective upon our receiving funding of at least $25,000,000. Mr. Tintor’s salary was being accrued but unpaid until such time as our company received such funding.

Under the settlement agreement, in consideration of a mutual release of claims, we paid Mr. Tintor $70,000 in cash upon execution of the agreement on September 29, 2006, and we paid an additional $163,000 to Mr. Tintor by issuing a total of 139,880 fully paid and non-assessable shares of common stock to him on January 7, 2007. The 500,000 options that had been granted to Mr. Tintor were cancelled on September 29, 2006 pursuant to the settlement agreement.

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

Effective October 18, 2006, we entered into an Amended and Restated Waiver Agreement And Amendment Of Employment Agreement with Mr. Anderson which supersedes and replaces the waiver and amendment to the Executive Employment Agreement. It provides for, among other things, an amendment to section 3(a) of the Executive Employment Agreement such that it now provides that Mr. Anderson shall serve as the President and Chief Executive Officer; provided, however, that Mr. Anderson will resign as President and Chief Executive Officer and assume the office of Chief Operating Officer in the event that Mr. Hirsch exercises the rights that he holds to be appointed at the President and Chief Executive Officer subject to the approval of the Board of Directors. Its provisions also included the requirement that we pay to Mr. Anderson all of his accrued and unpaid salary (totaling $385,833 as of December 31, 2006), on the earlier of the closing date of: (a) a registered equity offering and/or a debt project financing in which we raise not less than the aggregate of $25,000,000; or (b) a Significant Transaction. The provision automatically terminated on February 15, 2007, and the accrued salary continues to be an amount payable by our company to Mr. Anderson on demand.

The Amended and Restated Waiver Agreement And Amendment Of Employment Agreement also provides that:

If Nord enters into an agreement with respect to a Significant Transaction in which any person, together with all affiliates and associates of such person, shall become the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord, Mr. Anderson will voluntarily resign as the President and Chief Executive Officer, or, if applicable, as the Chief Operating Officer, effective immediately prior to the completion of the Significant Transaction.

In the event that Mr. Anderson ceases to be employed by Nord (other than by way of termination for Cause) in connection with the completion of a Significant Transaction other than one in which any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord, Nord shall provide to Mr. Anderson the payments and benefits set forth in the following sections of the Executive Employment Agreement, subject to execution and delivery by Mr. Anderson to Nord of a mutual and general release of claims:

(a) Section 7(g)(i)(A), which requires Nord to pay the Accrued Obligations (as defined in the Executive Employment Agreement) in a lump sum within sixty (60) days following termination of employment,

(b)            Section 7(g)(i)(B), which contemplates the payment to Mr. Anderson of an amount equal to three times the Mr. Anderson’s Base Salary (as defined in the Executive Employment Agreement), payable in a lump sum within sixty (60) days following termination of employment,

(c)            Section 7(g)(i)(C), which provides that if Nord elects continuation of coverage of medical and dental benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, Nord will pay 100% of such premiums for the first 18 months of coverage, and

(d)            Section 7(g)(i) (D), which contemplates payment of premiums necessary for continuation of any Supplemental Disability Policy (as defined in the Executive Employment Agreement) or, at the election of our company, a lump sum amount equal to the aggregate premiums to be paid thereon, in either case for a period of 18 months following the effective date of termination;

provided, however, that in lieu of the payments and benefits set forth in sections 7(g)(i)(C) and Section 7(g)(i)(D) of the Executive Employment Agreement, and in full payment and satisfaction Nord’s obligations to Mr. Anderson in respect thereof, Nord may in its sole discretion elect to pay to Mr. Anderson the sum of $24,000 in cash no later than the closing date of the Significant Transaction.

In the event of the completion of a Significant Transaction in which any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord,

Mr. Anderson will not be entitled to receive the compensation contemplated by Section 7(g)(i)(B) of the Executive Employment Agreement, but Mr. Anderson will be entitled to receive $150,000 and the payments and benefits set out in the following sections of the Employment Agreement: Section 7(g)(i)(A), Section 7(g)(i)(C), and Section 7(g)(i) (D); provided, however, that in lieu of the payments and benefits set forth in sections 7(g)(i)(C) and Section 7(g)(i)(D) of the Executive Employment Agreement, and in full payment and satisfaction our company’s obligations to Mr. Anderson in respect thereof, Nord may in its sole discretion elect to pay to Mr. Anderson the sum of $24,000 in cash no later than the closing date of the Significant Transaction.

John T. Perry

Effective April 1, 2005, we hired John Perry as our Senior Vice President and Chief Financial Officer. In connection with his hiring, we executed a memorandum of understanding with Mr. Perry which states that for employment services rendered, Mr. Perry will be compensated on a monthly basis with 20,000 shares of common stock until such time that we receive funding of at least $10,000,000. Additionally, we agreed to issue 500,000 shares of common stock to Mr. Perry as a signing bonus, of which 250,000 were issued upon the execution of the memorandum of understanding, and the remaining 250,000 was issued in April 2006. We also issued stock options to Mr. Perry entitling him to purchase up to 500,000 shares of our common stock, exercisable for a term of five years, as follows: (a) 200,000 shares at an exercise price of $0.30 per share; (b) 100,000 at an exercise price of $0.40 per share; (c) 100,000 at an exercise price of $0.50 per share; and (d) 100,000 at an exercise price of $0.60 per share.

On April 18, 2005, we entered into an employment agreement with Mr. Perry to serve as our Senior Vice President and Chief Financial Officer. The term of this agreement is for two years, and the agreement is subject to automatic renewal for successive one year periods unless cancelled by either of the parties. Mr. Perry’s base salary under the agreement is $175,000 annually, although Mr. Perry has agreed to accept 20,000 shares of common stock per month under his memorandum of understanding with us, in lieu of cash salary, until we have received funding of at least $10,000,000. The agreement also confirms that Mr. Perry will be compensated in the form of common shares of our company until such time as we complete a financing of at least $10,000,000. In addition, Mr. Perry is entitled to participate in any formal incentive stock option plan adopted by us, including the 2006 Stock Incentive Plan. Mr. Perry is also entitled to participate in all health, insurance, retirement and other benefits provided to our other senior executives pursuant to authorization by our Board of Directors. Absent a change in control, if we terminate Mr. Perry for any reason not for cause, we must pay Mr. Perry’s salary and health and dental insurance premiums for the greater of the remainder of the term or 12 months. Following a change in control, in the event we terminate Mr. Perry for any reason other than for death/disability or cause, we are required to pay Mr. Perry all accrued unpaid salary, bonuses, expenses, a lump sum equal to three times his base salary, and we are required to pay for his health, dental, and disability insurance premiums for 18 months. Mr. Perry may also elect to terminate his employment following a change of control and receive these payments.

On February 15, 2006, we entered into a waiver agreement with Mr. Perry to confirm the waiver of any rights that he may have had under his Executive Employment Agreement with respect to the changes to the composition of the Board of Directors.

Effective October 18, 2006, our company entered into an Amendment Of Employment Agreement with Mr. Perry. Its provisions include the following:

If we enter into an agreement with respect to a Significant Transaction in which any person, together with all affiliates and associates of such person, shall become the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord, Mr. Perry will voluntarily resign as Senior Vice President and Chief Financial Officer, effective immediately prior to the completion of the Significant Transaction.

In the event that Mr. Perry ceases to be employed by Nord (other than by way of termination for Cause) in connection with a Significant Transaction other than one in which any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord, Nord shall provide to Mr. Perry the payments and benefits set forth in the following sections of the Executive Employment Agreement, subject to execution and delivery by Mr. Perry to Nord of a mutual and general release of claims:

(a) Section 7(g)(i)(A), which requires Nord to pay the Accrued Obligations (as defined in the Executive Employment Agreement) in a lump sum within sixty (60) days following termination of employment,

(b)            Section 7(g)(i)(B), which contemplates the payment to Mr. Perry of an amount equal to three times the Mr. Perry’s Base Salary (as defined in the Executive Employment Agreement), payable in a lump sum within sixty (60) days following termination of employment,

(c)            Section 7(g)(i)(C), which provides that if Nord elects continuation of coverage of medical and dental benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, Nord will pay 100% of such premiums for the first 18 months of coverage, and

(d)            Section 7(g)(i) (D), which contemplates payment of premiums necessary for continuation of any Supplemental Disability Policy (as defined in the Executive Employment Agreement) or, at the election of our company, a lump sum amount equal to the aggregate premiums to be paid thereon, in either case for a period of 18 months following the effective date of termination;

provided, however, that in lieu of the payments and benefits set forth in sections 7(g)(i)(C) and Section 7(g)(i)(D) of the Executive Employment Agreement, and in full payment and satisfaction Nord’s obligations to Mr. Perry in respect thereof, Nord may in its sole discretion elect to pay to Mr. Perry a lump sum in cash equal to the aggregate of the premiums that would have been payable during the 18 months following the closing date of the Significant Transaction on the assumption that the premiums would be assessed and charged during that period at the same respective rates in force on the date of such payment.

In the event of the completion of a Significant Transaction in which any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of Nord representing or convertible into 51% or more of the common stock of Nord, Mr. Perry will not be entitled to receive the compensation contemplated by Section 7(g)(i)(B) of the Executive Employment Agreement, but Mr. Perry will be entitled to receive $225,000 and the payments and benefits set out in the following sections of the Employment Agreement: Section 7(g)(i)(A), Section 7(g)(i)(C), and Section 7(g)(i) (D); provided, however, that in lieu of the payments and benefits set forth in sections 7(g)(i)(C) and Section 7(g)(i)(D) of the Executive Employment Agreement, and in full payment and satisfaction Nord’s obligations to Mr. Perry in respect thereof, Nord may in its sole discretion elect to pay to Mr. Perry a lump sum in cash equal to the aggregate of the premiums that would have been payable during the 18 months following the closing date of the Significant Transaction on the assumption that the premiums would be assessed and charged during that period at the same respective rates in force on the date of such payment.

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 15, 2006 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 34,236,906 shares of common stock outstanding as of February 15, 2007.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following February 15, 2007, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of February 15, 2007
Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)

Ronald A. Hirsch(3) Chairman	7,386,400(4)	20.5%

Stephen D. Seymour Director	4,864,324(5)(9)	13.6%

Wade D. Nesmith (6) Lead Director	126,667 (7)(9)	0.4%

Douglas P. Hamilton(6) Director	66,667(9)	0.2%

John F. Cook(6) Director	235,176 (8)(9)	0.7%

Erland A. Anderson(10) Interim President and Chief Executive Officer	1,500,000(11)	4.3%

John T. Perry Senior Vice President, Chief Financial Officer, Secretary and Treasurer	1,725,714(12)	4.9%

Directors and Executive Officers as a Group (Seven Persons)	15,904,948(13)	40.5%

Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)

John F. Champagne	3,105,000	9.1%

Notes

(1)

Based on 34,236,906 shares of common stock issued and outstanding as of February, 15, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and except as noted below.

(2)	The address of the executive officers and directors is c/o Nord Resources Corporation, 1 West Wetmore Road, Suite 203, Tucson, Arizona, 85705.

(3)

Mr. Hirsch also held the position of Chief Executive Officer of our company until February 15, 2006. Mr. Hirsch remained Chairman of the Board of Directors until February 26, 2007 at which time he was appointed Co- Chairman of the Board of Directors. Effective February 15, 2006, Mr. Tintor became President, Chief Executive Officer and a director. He resigned as an officer of our company effective August 21, 2006, and resigned as a Director on September 29, 2006.

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

(6)	Messrs. Nesmith, Hamilton and Cook were appointed to the Board of Directors on February 15, 2006.

(7)	Includes warrants to acquire up to 30,000 common shares exercisable within sixty days.

(8)

Includes warrants to acquire up to 71,429 common shares exercisable within sixty days and 71,429 shares of common stock, all of which are owned by Tormin Resources Limited, a company owned and controlled by Mr. Cook.

(9)

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

(10)

Mr. Anderson was also President and a director of the Company until February 15, 2006. Mr. Anderson was appointed Executive Vice President and Chief Operating Officer on February 15, 2006, and succeeded Mr. Tintor as President and Chief Executive Officer, on an interim basis, on August 21, 2006. On February 26, 2007 Mr. Anderson resigned as President and Chief Executive Officer and was appointed Executive Vice President and Chief Operating Officer.

(11)	Includes options to acquire up to 675,000 common shares exercisable within sixty days.

(12)	Includes options to acquire up to 500,000 common shares and warrants to acquire up to 142,857 common shares exercisable within sixty days.

(13)

Includes options to acquire up to 1,175,000 common shares, warrants to acquire up to 2,561,429 common shares exercisable within sixty days. Also includes 1,060,000 common shares issuable upon conversion of convertible promissory notes.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the transactions described below, since the beginning of our last fiscal year, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

TMD Acquisition

As described in more detail under the heading “Legal Proceedings - Settlement of Claim Against

ASARCO Inc.,” we entered into a Settlement Agreement and a related Assignment Agreement dated as of October 18, 2006 with TMD Acquisition, pursuant to which we took an assignment of the Acquisition Agrreement with ASARCO dated March 21, 2005. Under the Settlement Agreement, we agreed to reimburse TMD Acquisition for the TMD Expenses in the aggregate amount of $365,000, and to assume certain accounts payable in the aggregate amount of $101,442 which had been incurred by TMD Acquisition in the preservation of the Zinc Opportunity to acquire ASARCO’s Zinc Assets. We advanced to TMD Acquisition the aggregate amount of $50,000 (evidenced by demand promissory notes dated February 27, 2006 and May 8, 2006, each in the principal amount of $25,000) to cover certain expenses that TMD Acquisition has incurred in preserving the Zinc Opportunity. The loan is payable to our company on demand and is subject to set-off against the TMD Expenses.

Although ASARCO's trustee in bankruptcy sold the Zinc Assets, we instructed counsel to preserve any right of action that we might have against ASARCO and ASARCO’s trustee in bankruptcy. On December 12, 2006 we entered into a settlement agreement with ASARCO pursuant to which ASARCO paid us $475,000 in consideration of the execution and delivery by the parties of mutual general releases.

The TMD Settlement Agreement provided that we would reimburse the TMD Expenses upon the earlier of certain specified events but no later that December 22, 2006. In addition, if we receive any cash payment on account of the claim against ASARCO and its trustee in bankruptcy, we are required to first remit such portion of the cash payment to TMD Acquisition as will be required to fully pay the outstanding balance of the TMD Expenses. However, TMD Acquisition has agreed to defer reimbursement of the TMD Expenses until our company’s financial position has improved.

Extension of Certain Indebtedness to Related Parties

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

The maturity of this loan was extended to the earlier of May 8, 2006, or the closing of an equity offering in which the Company raises at least $25 million, and commencing May 1, 2006, the interest rate was changed from 6.0% per annum to M&T Bank’s prime rate. The maturity date was further extended to the earlier of September 30, 2006 or the closing of an equity offering in which we raise not less than $20,000,000. We have negotiated a further extension of the maturity date to the earlier of: (a) April 30, 2007; or (b) the closing of (i) an equity offering in which the Company raises not less than $20,000,000, or (ii) a significant corporate transaction which results in a change of control of the Company, or which involves a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets or assets valued at $12,000,000 or greater.

During 2004, we issued promissory notes in the principal amounts of $66,000 and $106,000, payable to Stephen Seymour, a member of the board of directors, and Ronald Hirsch, CEO and chairman of the board of directors, respectively. The loans accrue interest at 10% per annum, are unsecured and have been extended to mature on the earlier of: (a) April 30, 2007; or (b) the closing of (i) a registered equity offering and/or a debt project financing in which we raise not less than $25,000,000, or (ii) a significant corporate transaction which results in a change of control of our company, or which involves a sale, lease, exchange or other transfer of all or substantially all of our company’s assets or assets valued at $12,000,000 or greater. These loans are repayable upon maturity: (a) in the case of an equity offering or a debt financing, as to 50% in cash and as to the balance in fully paid shares of common stock at a deemed price of $0.20 per share; (b) in the case of a significant corporate transaction or a sale, lease or transfer of assets, solely in fully paid shares of common stock at a deemed price of $0.20 per share; and (c) in any other case, in such mix of cash and/or fully paid shares of common stock at a deemed price of $0.20 per share as the holder may determine. These loans are subordinated to the Bridge Loan with Nedbank.

We have issued an unsecured convertible promissory note payable to Mr. Hirsch in the principal amount of $35,000. The promissory note bears interest at 10.0% per annum, is unsecured and has been extended to mature on the earlier of: (a) April 30, 2007; or (b) the closing of (i) a registered equity offering and/or a debt project financing in which we raise not less than $25,000,000, or (ii) a significant corporate transaction which results in a change of control of our company, or which involves a sale, lease, exchange or other transfer of all or substantially all of our company’s assets or assets valued at $12,000,000 or greater. This loan is repayable upon maturity: (a) in the case of an equity offering or a debt financing, as to 50% in cash and as to the balance in fully paid shares of common stock at a deemed price of $0.175 per share; (b) in the case of a significant corporate transaction or a sale, lease or transfer of assets, solely in fully paid shares of common stock at a deemed price of $0.175 per share; and (c) in any other case, in such mix of cash and/or fully paid shares of common stock at a deemed price of $0.175 per share as the holder may determine. This loan is subordinated to the Bridge Loan with Nedbank.

Compensatory Arrangements

As of December 31, 2006, we have accrued $900,000 in unpaid salary and bonus to Mr. Hirsch, $685,833 to Mr. Anderson, and $300,000 to Mr. Perry.

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

4.40	Modification Agreement dated September 30, 2006 between Nord Resources Corporation and Nedbank Limited(14)

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

4.45	Letter Agreement among Nedbank Limited, Nord Resources Corporation and Auramet Trading, LLC dated for reference December 19, 2006 and executed on December 20, 2006(21)

4.46

Amendment agreement dated December 22, 2006 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(21)

4.47

Amendment agreement dated December 22, 2006 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(21)

4.48

Amendment agreement December 22, 2006 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $106,000(21)

4.49

Amending agreement dated December 22, 2006 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each dated for reference June 21, 2005(21)

4.50	Letter Agreement among Nedbank Limited, Nord Resources Corporation and Auramet Trading, LLC dated for reference January 11, 2007(22)

4.51

Amendment agreement dated January 15, 2007 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(22)

4.52

Amendment agreement dated January 15, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(22)

4.53

Amendment agreement dated January 15, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $35,000(22)

4.54

Amending agreement dated January 15, 2007 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each dated for reference June 21, 2005(22)

4.55	Letter Agreement among Nedbank Limited, Nord Resources Corporation and Auramet Trading, LLC dated for reference January 30, 2007(23)

4.56

Amendment agreement dated January 31, 2007 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(23)

4.57

Amendment agreement dated January 31, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(23)

4.58

Amendment agreement dated January 31, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $35,000(23)

4.59

Amending agreement dated January 31, 2007 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each dated for reference June 21, 2005(23)

4.60	Letter Agreement among Nedbank Limited, Nord Resources Corporation and Auramet Trading, LLC dated for reference February 23, 2007(24)

4.61	Modification Agreement between Nedbank Limited and Nord Resources Corporation dated for reference February 23, 2007(24)

4.62

Amendment agreement dated February 23, 2007 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(24)

4.63

Amendment agreement dated February 23, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(24)

4.64

Amendment agreement dated February 23, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $35,000(24)

4.65

Amending agreement dated February 23, 2007 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each dated for reference June 21, 2005(24)

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

10.57	Settlement Agreement dated October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(17)

10.58	Assignment Agreement dated October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(17)

10.59	Amended and Restated Waiver Agreement And Amendment of Employment Agreement between Nord Resources Corporation and Ronald Hirsch dated October 18, 2006(17)

10.60	Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated October 18, 2006(17)

10.61	Amendment of Executive Employment Agreement between Nord Resources Corporation and John Perry dated October 18, 2006(17)

10.62

Indemnification Agreement dated October 18, 2006 by Stephen Seymour, in his personal capacity, and by Stephen Seymour, Kathie Stevens and Louise Seymour, as Trustees U/A dated 7/27/82 FBO Louise Seymour, in favor of Nord Resources Corporation(17)

10.63	Agreement and Plan of Merger dated October 23, 2006 by and among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(18)

10.64	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Ronald A. Hirsch(18)

10.65	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Stephen Seymour(18)

10.66	Deposit Escrow Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and American Stock Transfer & Trust Company(18)

10.67	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Ron A. Hirsch dated November 2, 2006(19)

10.68	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Erland A. Anderson dated November 2, 2006(19)

10.69	Letter Agreement respecting a performance bonus between Nord Resources Corporation and John T. Perry dated November 2, 2006(19)

10.70	Amended and Restated Assignment Agreement dated as of October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(20)

10.71	Seventh Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated November 2, 2006(20)

10.72	Settlement Agreement dated March 7, 2007 among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(25)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

	Name of Subsidiary	Jurisdiction of Incorporation
	Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(25)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(25)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(25)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from Amendment No. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from Amendment No. 2 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on July 21, 2006.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 8, 2006.

(11)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(13)	Incorporated by reference Amendment No. 3 to the Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(14)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on September 28, 2006.

(15)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 2, 2006.

(16)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 4, 2006.

(17)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 23, 2006.

(18)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 25, 2006.

(19)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 7, 2006.

(20)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(21)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on December 26, 2006.

(22)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on January 16, 2007.

(23)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 5, 2007.

(24)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 26, 2007.

(25)	Filed herewith.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed Mayer Hoffman McCann P.C. to serve as our independent auditors for the years ended December 31, 2006 and December 31, 2005. We have not retained the services of any other independent auditors. Mayer Hoffman McCann P.C. performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2006 and December 31, 2005:

Audit Fees

2006	2005

$272,289	$264,850

Audit Related Fees

2006	2005

None	None

Audit Fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Mayer Hoffman McCann P.C. in connection with statutory and regulatory filings or engagements.

Tax Fees

2006	2005

$71,961	$51,975

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2006	2005

None	$2,475

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

Our audit committee was formed in February 2006, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Mayer Hoffman McCann P.C. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Mayer Hoffman McCann P.C. which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law. The audit committee has delegated to the chair of the audit committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Mayer Hoffman McCann P.C.

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

We have audited the accompanying consolidated balance sheet of Nord Resources Corporation and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nord Resources Corporation and Subsidiary as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $6,283,878 and $3,084,166 during the years ended December 31, 2006 and 2005, respectively. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Denver, Colorado
March 28, 2007

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

2006

ASSETS

Current Assets:
Cash and cash equivalents	$1,007,835
Accounts receivable	4,927
Prepaid expenses and other	30,943

Total Current Assets	1,043,705

Property and Equipment, at cost:
Property and equipment	3,949,850
Less accumulated depreciation and amortization	(1,336,842)

Net Property and Equipment	2,613,008

Total Assets	$3,656,713

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(Continued)

2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,211,390
Accrued expenses	3,076,855
Current maturities of long-term debt	5,717,614
Current maturity of capital lease obligation	18,750

Total Current Liabilities	10,024,609

Long-Term Liabilities:
Capital lease obligation, less current maturity	9,375
Accrued reclamation costs	182,122

Total Long-Term Liabilities	191,497

Total Liabilities	10,216,106

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized,
34,018,043 shares issued and outstanding	340,181
Additional paid-in-capital	85,563,087
Accumulated deficit	(92,462,661)

Total Stockholders’ Deficit	(6,559,393)

Total Liabilities and Stockholders’ Deficit	$3,656,713

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Net sales	$–	$–

Operating expenses (Includes stock based compensation of $1,037,739 and
$797,550, respectively)	7,135,628	3,091,237
Depreciation, depletion and amortization	83,347	83,347

Loss from operations	(7,218,975)	(3,174,584)

Other income (expense):
Interest expense	(1,635,360)	(1,659,976)
Gain on investments, net	2,020,739	1,540,106
Miscellaneous income	549,718	210,288

Total other income (expense)	935,097	90,418

Loss before income taxes	(6,283,878)	(3,084,166)

Provision for income taxes	–	–

Net loss	$(6,283,878)	$(3,084,166)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	33,643,738	28,087,513

Net loss per share of common stock	$(0.19)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Accumulated
	Common Stock		Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2004	28,250,522	$282,505	$81,513,886	$(83,094,617)	$968,386	$(329,840)
Comprehensive loss:
Net loss	–	–	–	(3,084,166)	–	(3,084,166)
Reclassification adjustment for gain
included in net income	–	–	–	–	(968,386)	(968,386)
Comprehensive loss						(4,052,552)

Common stock issued for Coyote Springs	86,538	865	21,635	–	–	22,500
Beneficial conversion feature from
issuance of convertible debt	–	–	25,000	–	–	25,000
Rescission of stock options exercised	(1,750,000)	(17,500)	(17,500)	–	–	(35,000)
Compensation from issuance of stock
options	–	–	590,879	–	–	590,879
Common stock issued in private placement	819,644	8,196	278,679	–	–	286,875
Common stock and warrants issued on
revolving line of credit	2,260,000	22,600	1,176,878	–	–	1,199,478
Common stock and warrants issued to
settle outstanding claims and accounts
payable	262,000	2,620	169,612	–	–	172,232
Warrants issued on bridge loan	–	–	171,200	–	–	171,200
Common stock issued for services	497,271	4,974	201,697	–	–	206,671
Balance at December 31, 2005	30,425,975	304,260	84,131,966	(86,178,783)	–	(1,742,557)
Comprehensive loss:
Net loss	–	–	–	(6,283,878)	–	(6,283,878)
Comprehensive loss						(6,283,878)

Common stock and stock options issued
for Coyote Springs	83,844	838	48,512	–	–	49,350
Common stock issued to settle outstanding
claims	46,753	468	36,456	–	–	36,924
Exercise of stock options	2,715,000	27,150	27,150	–	–	54,300
Compensation from issuance of stock
options	–	–	600,879	–	–	600,879
Common stock issued in private placement	80,000	800	27,200	–	–	28,000
Warrants issued on bridge loan	–	–	260,729	–	–	260,729
Compensation from issuance of deferred
stock units	–	–	126,874	–	–	126,874
Common stock issued for services	666,471	6,665	303,321	–	–	309,986
Balance at December 31, 2006	34,018,043	$340,181	$85,563,087	$(92,462,661)	$–	$(6,559,393)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash Flows From Operating Activities:
Net loss	$(6,283,878)	$(3,084,166)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	83,347	83,347
Accretion expense on reclamation costs	16,642	14,793
Amortization of debt issuance costs	532,791	758,528
Write-off of deferred offering costs	397,803	–
Write-off of deposit on abandoned financing	50,000	–
Accretion of discount on debt	545,771	448,637
Stock option mark to market adjustment	26,250	455,000
Realized loss on copper put options	142,738	188,872
Issuance of common stock to settle outstanding claims	–	159,367
Increase in fair value of trading securities	–	(1,406,617)
Issuance of common stock for services rendered	436,860	206,671
Issuance of stock options for services rendered	574,629	135,879
Gain on sale of securities held for trading	(261,712)	(22,358)
Proceeds from sale of securities held for trading	1,729,391	–
Beneficial conversion feature recorded as interest expense	1,722	100,878
Changes in assets and liabilities:
Accounts receivable	(4,928)	–
Other assets	8,271	1,660
Accounts payable	280,666	(24,951)
Accrued expenses	1,972,852	384,225

Net Cash Provided (Used) By Operating Activities	249,215	(1,600,235)

Cash Flows From Investing Activities:
Decrease (increase) in restricted cash	126,063	(126,063)
Purchase of copper put options	(56,252)	(275,358)
Capital expenditures	(109,068)	–

Net Cash (Used) By Investing Activities	(39,257)	(401,421)

Cash Flows From Financing Activities:
Debt issuance costs	(161,065)	(292,111)
Principal payments on notes payable	–	(5,611,991)
Deferred financing costs	(245,805)	(201,998)
Proceeds from issuance of notes payable	1,000,000	7,315,000
Principal payments on capital lease	(18,750)	(18,750)
Proceeds from issuance of common stock	82,300	286,875

Net Cash Provided By Financing Activities	656,680	1,477,025

Net Increase (Decrease) in Cash and Cash Equivalents	866,638	(524,631)

Cash and Cash Equivalents at Beginning of Year	141,197	665,828

Cash and Cash Equivalents at End of Year	$1,007,835	$141,197

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$487,715	$331,853
Income taxes	–	–

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

In addition to the Johnson Camp Mine, the Company has an interest in two exploration projects, Coyote Springs located in Arizona and Mimbres located in New Mexico.

In August 2005, the Company granted an option to Titanium Resources Group, Ltd. (“TRG”) to acquire its Class B share in SRL Acquisition No. 1 Limited. The Company subsequently sold a 2/15 fractional interest in the Class B share to TRG in consideration of $200,000 plus the amount of $100,003 representing a pro rata estimate of the fixed dividend entitlement attaching to the Class B share. On December 3, 2005, the Company initiated legal proceedings against TRG in the District Court, 134th District, Dallas County, Texas, alleging, among other things, that TRG purposefully withheld certain material information from the Company during the negotiation of the option agreement.

Pursuant to a Settlement and Release Agreement dated August 9, 2006, the Company, TRG and an individual named as an additional defendant and counter-plaintiff in the legal proceedings settled all outstanding claims on terms which include: (a) the transfer by the Company to TRG of the remaining 13/15 fractional interest in the SRL Acquisition Class B share; and (b) the payment by TRG to the Company of a total $2,100,000 (including the sum of $200,000 previously received by the Company in connection with the original sale of the 2/15 fractional interest in the Class B share of SRL Acquisition to TRG). The Company received the additional $1,900,000 payment on August 10, 2006.

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

This settlement marked the end of the divestiture process that the Company commenced with the original option and sale of the 2/15 fractional interest in the Class B share of SRL Acquisition to TRG in August 2005. This process was undertaken in order to allow management to focus on the Company’s near-term objective of reactivating the Johnson Camp Mine, subject to obtaining the necessary financing.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing to resume mining operations at Johnson Camp Mine, and to produce copper to sell at a level where the Company becomes profitable. The Company’s continued existence is dependent upon its ability to achieve its operating plan.

The Company’s near term objective is to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. However, since reactivation of the Johnson Camp Mine is subject to obtaining sufficient financing, the Company’s board of directors has not yet made a production decision.

The Company has obtained a feasibility study containing a mine plan for the Johnson Camp Mine dated March 2000, as well as an update to the feasibility study dated October 11, 2005 which has been supplemented by an addendum prepared in June 2006. The updated feasibility study contains an economic assessment of the Johnson Camp Mine based on the mine plan included in the 2000 feasibility study, capital and operating cost estimates as of the third quarter of 2005, and 36 month average copper prices ending on September 30, 2005. At the time the updated feasibility study was completed, the initial capital costs to be incurred within the first two years of start up were expected to exceed $22 million (including working capital). The Company now expects that the initial capital costs will exceed $28 million. Such costs relate primarily to the rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment. The increase in the Company’s capital cost estimate is primarily due to inflation and the fact that the original capital cost estimate was premised in part on the availability of used conveying equipment which is increasingly becoming difficult to find; the Company anticipates that it will have to purchase new conveying equipment during the initial start-up period. The Company estimates that it will incur a further $3 million in capital costs in the following two years, which is less than the $9 million in such capital costs that the Company had originally projected due to its intention to defer the construction of a planned leach pad until seven years after the start-up date, as the Company now anticipates that it will be able to accommodate any ore that is mined during the intervening period by expanding one or more of the existing leach pads. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

The Company presently does not have sufficient cash or working capital necessary to implement the mine development schedule and commence mining operations. Its ability to commence mining operations will be subject to its obtaining sufficient financing to enable it to fund the necessary initial capital costs and start-up operating expenses and working capital. However, the Company believes that the resumption of mining activities at the Johnson Camp mine is warranted based on the relatively high market price of copper. The Company believes that the strengthening market for copper has created an opportunity for it to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve.

Funding for the reactivation of the Johnson Camp Mine is expected to come from a combination of equity and debt financing, and the potential exercise of outstanding common stock purchase warrants and options.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Allied Gold/Nord Pacific

At December 31, 2003 the Company owned a 17.74% interest in Nord Pacific Limited (“Nord Pacific”), a publicly owned mining and exploration company engaged in the production of copper in Australia and the exploration for gold, copper and other minerals in Australia, Papua New Guinea and North America. In December 2003, Nord Pacific entered into an agreement with Allied Gold, a publicly owned mining and exploration company located in Australia, under which Allied Gold acquired all of the outstanding shares of Nord Pacific. This agreement was finalized in 2004 and the Company received one share of Allied Gold for each share of Nord Pacific owned, or 3,697,561 shares of Allied Gold. In addition, the agreement called for the conversion of a subordinated debt in the amount of $233,464, owed to the Company by Nord Pacific, into 1,400,000 common shares of Allied Gold. As of December 31, 2005 the Company owned 4,997,561 shares of Allied Gold all of which were sold during 2006.

During the years ended December 31, 2006 and 2005, the Company accounted for its investment in Allied Gold and Nord Pacific in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

Restricted Cash

As required by the Bridge Loan Facility with Nedbank Limited (“Nedbank”), the Company deposited $400,000 with Auramet Trading, LLC to purchase copper put options. Cash of $0 and $126,063 was held on deposit for this purpose at December 31, 2006 and 2005, respectively.

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write-offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remote. Management determined that no allowance for losses was required as of December 31, 2006 and 2005.

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

Financial Instruments

As of December 31, 2005, the Company held financial instruments consisting of put options on copper future contracts that are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and were required pursuant to the terms of the Company’s promissory note with Nedbank. The put options are stated at market value as determined by the most recently traded price of the financial instruments at the balance sheet date and the change in market value is recognized in earnings. The Company’s put options expired during 2006 and therefore the Company held no financial instruments as of December 31, 2006.

Deferred Offering Costs

Transaction costs incurred prior to the closing of an equity offering are capitalized until the sooner of the completion of the equity offering or a determination is made not to proceed with the offering at which time the costs are charged to additional paid-in capital at the time of completion of the offering or charged against income at the time the determination is made not to proceed with the equity offering. The Company expensed $397,803 of deferred offering costs during the year ended December 31, 2006, in light of the Company’s decision not to proceed with the contemplated equity offering as a result of the Company’s entering into a merger agreement. The merger agreement was subsequently terminated.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During 2006 and 2005, the Company incurred debt issuance costs of $161,065 and $929,111 respectively, related to the issuance of promissory notes. These costs are being amortized over the term of the loans using the straight-line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $1,238,945 and $706,157 at December 31, 2006 and 2005, respectively. Debt issuance costs were fully amortized at December 31, 2006.

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

Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2006 and 2005.

Reclamation Costs

Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

The Company estimated its asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. The Company estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at the Company’s estimated credit-adjusted, risk free interest rate of 10%. At December 31, 2006 the recorded value of accrued reclamation costs was $182,122. The Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity, if and when such additional mining activity occurs.

A reconciliation of the beginning and ending carrying amounts of the Company’s retirement obligation as of December 31, 2006 and 2005 is as follows:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005

Liability, beginning of year	$165,480	$150,687
Accretion expense	16,642	14,793

Liability, end of year	$182,122	$165,480

Stock-Based Compensation

On January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application method. Prior to January 1, 2006, the Company had accounted for stock based payments under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock Based Compensation.” In accordance with APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant.

Compensation expense of $455,000 was recognized for the year ended December 31, 2005 relative to the granting of stock options to the Company’s employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by the original provisions of SFAS No. 123 the Company’s net loss and loss per share would be reduced to the following pro-forma amount:

2005

Net loss, as reported	$(3,084,166)
Stock based employee compensation expense included in net loss, net of tax	455,000
Less stock based compensation expense
determined under fair value based
methods for all awards, net of tax	(659,661)

Pro forma net loss	$(3,288,827)

Net loss per basic and diluted share of common stock:
As reported	$(.11)
Pro forma	$(.12)

The fair value for these options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31:

2005

Risk-free interest rate	3.7% to 4.3%
Expected life	3 to 5 years
Expected volatility	176% to 185%
Expected dividend yield	0%

All stock options granted prior to January 1, 2006 were completely vested as of that date and had therefore been expensed in accordance with APB No. 25, or the original provisions of SFAS No. 123, as appropriate. During 2006, the Company granted 1,975,000 and cancelled 1,175,000 stock options to employees and directors for which $574,269 in compensation expense was recognized.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Components of other comprehensive income consist of the following:

Accumulated
	Unrealized	Other
	Gain on	Compre-
	Marketable	hensive
	Securities	Income

Balance at December 31, 2004	$968,386	$968,386
2005 change	(968,386)	(968,386)

Balance at December 31, 2005	–	–
2005 change	–	–

Balance at December 31, 2006	$–	$–

Shipping and Handling Costs

The Company includes shipping and handling costs in operating expenses.

Net Loss Per Share of Common Stock

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities. Outstanding options, warrants and other dilutive securities to purchase 9,501,633, and 10,240,393 shares of common stock for the years ended December 31, 2006 and 2005, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options, warrants and other securities would be antidilutive.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 resolves issues addressed in

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also establishes a requirement to evaluate interests in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company plans to adopt this standard beginning January 1, 2007 and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt this standard beginning January 2008, and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan-an amendment of FASB Statements No. 87, 88 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for an issuer of publicly traded securities for financial statements issued for fiscal years beginning after December 15, 2006. The Company plans to adopt this standard beginning January 2007, and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the SEC issued SAB 108 which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet effective for any fiscal year beginning after November 15, 2006. The Company plans to adopt this bulletin beginning January 2007, and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company plans to adopt this standard beginning January 2008, at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

2.           MARKETABLE SECURITIES AND FINANCIAL INSTRUMENTS

During 2006 and 2005, the Company classified its investment in Allied Gold as a trading security with the corresponding changes in fair market value being recognized in income. As of December 31, 2005 the Company owned 4,997,561 shares of common stock of Allied Gold which were classified as marketable securities. The Company sold these securities during 2006 and therefore held no marketable securities pursuant to SFAS No. 115 as of December 31, 2006.

During the years ended December 31, 2006 and 2005, the Company sold marketable securities held for trading and recognized a gain of $261,712 and $22,358, respectively, which is included in gain on investments in the accompanying consolidated statements of operations.

As of December 31, 2005, the Company held financial instruments consisting of put options on copper future contracts that were not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and were required pursuant to the terms of the Company’s promissory note with Nedbank. The Company’s put options expired during 2006 and therefore the Company had no financial instruments outstanding as of December 31, 2006.

3.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

2006

Land	$328,896
Buildings	788,970
Mining and other equipment	2,831,984

Total	$3,949,850

Depreciation and amortization of property and equipment charged to operations was $83,347 for each of the years ended December 31, 2006 and 2005.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

2006

Accrued consulting fees to related party	$295,000
Accrued payroll expense	1,978,663
Other accrued liabilities	803,192

Total	$3,076,855

5.           LONG-TERM DEBT

Long-term debt consists of the following at December 31:

2006

Equipment loan	$45,801
Bridge Loan – Nedbank	4,900,000
Line of credit - related parties	564,813
Convertible notes - related parties	207,000
5,717,614
Less current maturities	(5,717,614)

Total	$–

Equipment Loan

In October 2002, the Company signed a promissory note in the amount of $95,000 related to its purchase of equipment. The note bears interest at an annual rate of 12% with monthly payments of $4,472 and is collateralized by the equipment. This note was originally scheduled to mature in November 2004. In August 2005, the holder of the Company’s equipment note sold the loan to an unrelated party. Subsequent to this sale, the terms of the original promissory note were amended to allow for deferment of all past due payments along with any scheduled payments until June 2007.

Bridge Loan Facilities

In October 2005, the Company obtained a loan in the amount of $2,850,000 from Auramet Trading, LLC, of which $1,850,000 was funded by Ronald Hirsch pursuant to an Agreement for Credit Risk Participation dated October 2005, between Auramet Trading, LLC and Ronald Hirsch. The agreement gave Mr. Hirsch the right to own a 65% interest in the loan and in all documents, instruments and collateral issued by Auramet Trading, LLC, as well as all payments, recoveries or distributions in connection with the loan. A secured promissory note was issued to Auramet Trading, LLC that provided for interest only payments at a rate of 9% per annum payable monthly and the note was to mature on the earlier of April 2006 or the closing of an equity offering in which the Company raised not less than $25,000,000.

As the arranger of the bridge financing, Auramet Trading, LLC received from the Company a mandate fee of $15,000 and 250,000 warrants for the purchase of an equal number of shares of the Company’s common stock. The warrants were to be exercisable on or before October 17, 2007 at an exercise price equal to the final price at which the Company’s stock was sold in a public offering, provided that if the Company did not complete such an offering on or before April 17, 2006, then the exercise price would be

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the average closing price of the Company’s common stock for the 20 trading days prior to April 17, 2006. Since the Company did not complete a public offering by April 17, 2006, it issued to Auramet Trading, LLC an amended and restated warrant certificate to fix the exercise price at $0.56 per share.

In addition, Auramet Trading, LLC was entitled to receive such number of common stock warrants as was to be calculated by dividing the Canadian dollar equivalent of $1,000,000 (on October 17, 2005) by the final price at which a share of the Company’s common stock was sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before October 17, 2007, provided that the Company completed a public offering on or before April 17, 2006. In the event that the Company did not complete such an offering by April 17, 2006, the warrants were to expire on April 17, 2006, and the Company was required to issue new warrants to Auramet Trading, LLC for the purchase of 256,410 shares of common stock at an exercise price equal to the average closing price of the Company’s common stock for the 20 trading days prior to April 17, 2006. Since the Company did not complete a public offering by April 17, 2006, it issued the 256,410 replacement warrants to Auramet Trading, LLC. The replacement warrants are exercisable at a price of $0.56 per share and shall expire on April 17, 2008.

In November 2005, the Company obtained a loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading, LLC participated through the contribution of the $1,000,000 outstanding amount payable by the Company under the October 2005 loan. From the proceeds of this loan, $1,860,175 was used to repay the principal and interest portion of the Auramet Trading, LLC loan that was contributed by Mr. Hirsch. A secured promissory note was issued to Nedbank Limited that provides for interest only payments at a rate of 9% per annum payable monthly and the note maturing on the earlier of May 2006 or the closing of an equity offering in which the Company raises not less than $25,000,000.

In connection with this loan the Company issued to Nedbank Limited warrants to purchase that number of shares of common stock as was to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (on November 8, 2005) by the final price at which a share of the Company’s common stock was sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before November 8, 2007, provided that the Company completed a public offering on or before May 8, 2006. Since the Company did not complete such an offering by May 8, 2006, the warrants expired in accordance with their terms on May 8, 2006, and the Company issued new warrants to Nedbank Limited for the purchase of 743,590 shares of common stock at an exercise price of $0.88 per share, being the amount equal to the average closing price of the Company’s common stock as quoted on the Pink Sheets LLC for the 20 trading days prior to May 8, 2006. The replacement warrants shall expire on May 8, 2008.

Pursuant to the terms of the Note, the Company is restricted from paying dividends or making distributions on shares of its common stock. The note is collateralized by the Johnson Camp Mine and all related property and equipment.

During May 2006 the Company negotiated an extension of the maturity on the $3,900,000 bridge loan from Nedbank Limited to the earlier of August 15, 2006 or the closing of an equity offering in which the Company raises not less than $20,000,000. In connection with this extension the Company agreed to increase the interest rate on the loan from 9% to 10% per annum, pay the lender a closing fee of $39,000, and issue 75,000 common stock purchase warrants to Nedbank and 25,000 common stock purchase warrants to Auramet Trading, LLC. The warrants are exercisable on or before May 15, 2008 at an exercise price of $1.00. At the same time, Auramet Trading, LLC, acting through Nedbank Limited, advanced an additional $1,000,000 loan to the Company which was added to the outstanding principal under the secured bridge loan from Nedbank Limited. In consideration of the additional loan advance, the Company paid to Auramet Trading, LLC $40,000 and issued to Auramet Trading, LLC warrants for the purchase of 250,000 shares of the Company’s common stock, exercisable for a period of two years at an exercise price $1.15 per share.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During August 2006 the Company negotiated an extension of the maturity date on the $4,900,000 secured bridge loan from Nedbank to the earlier of September 30, 2006 or the closing of an equity offering in which the Company raises not less than $20,000,000. During September 2006 the Company negotiated a further extension of the maturity date to the earlier of December 22, 2006 or the closing of an equity offering in which the Company raises not less than $20,000,000. In connection with this extension the Company agreed to an increase in the interest rate on the loan from 10% to 11% per annum. In consideration for this extension the Company paid Nedbank a fee of $49,000 and issued 88,770 common stock purchase warrants to Nedbank and 61,230 common stock purchase warrants to Auramet Trading, LLC. Each warrant will entitle the holder to purchase one share of the Company’s common stock on or before September 30, 2008, at an exercise price of $0.83.

The Company negotiated further extensions of the maturity date to the earlier of April 30, 2007 or the closing of an equity offering in which the Company raises not less than $20,000,000. In connection with the extension to April 30, 2007 the Company received an additional $100,000, thereby increasing the outstanding principal amount of the bridge loan facility to $5,000,000. In consideration for the extension and increased loan amount the Company paid Nedbank a fee of $75,000 and issued 174,000 common stock purchase warrants to Nedbank and 126,000 common stock purchase warrants to Auramet Trading, LLC. Each warrant will entitle the holder to purchase one share of the Company’s common stock on or before May 15, 2008, at an exercise price of $.66.

The Company uses the Black-Scholes option pricing model to estimate the fair market value of warrants issued in connection with the bridge loan facility. The value of the warrants is recorded as a reduction of debt and increase in additional paid in capital. The debt discount is amortized to interest expense over the life of the loan. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of issuance. In 2006, the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group. In 2005, the expected volatility is based on the historical volatility of the Company’s common stock.

The following assumptions were used to estimate the fair value of warrants issued in connection with the bridge loan facility during 2006 and 2005:

	2006	2005

Risk-free interest rate	4.7% to 5.0%	4.3% to 4.4%
Expected term in years	2 years	2 years
Expected volatility	66%	176%
Expected dividend yield	0%	0%

The fair value of warrants issued in connection with the bridge loan facility was $260,729 and $171,200 for the years ended December 31, 2006 and 2005, respectively. The Company recognized $374,862 and $57,067 of interest expense associated with the accretion of the debt discount on the bridge loan facility in 2006 and 2005, respectively.

Revolving Line of Credit – Related Parties

In June 2005, the Company entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit bears interest at 6.0% per annum and was to have matured on December 31, 2005, and is collateralized by accounts receivable, inventory, property and equipment, and other assets. This loan is subordinated to the Bridge Loan with Nedbank described above.

In consideration for the issuance of the line of credit, the Company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to the Company. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes option pricing model to estimate the fair market value of warrants granted in connection with the revolving line of credit. The value of the warrants is recorded as a discount to debt and amortized to interest expense over the life of the loan.

Commencing May 1, 2006, the interest rate was changed from 6.0% per annum to M&T Bank’s prime rate (8.25% at December 31, 2006). The maturity date has been extended to the earlier of: (a) April 30, 2007; or (b) the closing of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than $20,000,000, or (ii) a significant corporate transaction which results in a change of control of the Company, or which involves a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets or assets valued at $12,000,000 or greater.

The Company uses the Black-Scholes option pricing model to estimate the fair market value of warrants issued in connection with the revolving linc of credit. The value of the warrants is recorded as a reduction of debt and increase in additional paid in capital. The debt discount is amortized to interest expense over the life of the loan. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of issuance. The expected volatility is based on the weighted historical volatility of the Company’s common stock.

The following assumptions were used to estimate the fair value of warrants issued in connection with the revolving line of credit during 2005:

2005

Risk-free interest rate	3.7% to 4.3%
Expected term in years	3 years
Expected volatility	165% to 185%
Expected dividend yield	0%

The fair value of warrants issued in connection with the revolving line of credit was $562,479 for the year ended December 31, 2005. The Company recognized $170,909 and $391,570 of interest expense associated with the accretion of the debt discount in 2006 and 2005, respectively.

There were no warrants issued in connection with the revolving line of credit facility during 2006.

Convertible Notes – Related Parties

During 2004, the Company entered into promissory notes for $66,000 and $106,000 from Stephen Seymour, a member of the board of directors, and Ronald Hirsch, CEO and chairman of the board of directors, respectively. The loans accrue interest at 10% per annum, are unsecured and have been extended to mature on the earlier of: (a) April 30, 2007; or (b) the closing of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than $25,000,000, or (ii) a significant corporate transaction which results in a change of control of the Company, or which involves a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets or assets valued at $12,000,000 or greater. These loans are repayable upon maturity: (a) in the case of an equity offering or a debt financing, as to 50% in cash and as to the balance in fully paid shares of common stock at a deemed price of $0.20 per share; (b) in the case of a significant corporate transaction or a sale, lease or transfer of assets, solely in fully paid shares of common stock at a deemed price of $0.20 per share; and (c) in any other case, in such mix of cash and/or fully paid shares of common stock at a deemed price of $0.20 per share as the holder may determine. These loans are subordinated to the Bridge Loan with Nedbank.

These loans contain a beneficial conversion feature in the amount of $123,000 due to the value of the Company’s common stock exceeding the debt conversion price on the date of the loans.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During June 2004, Ronald Hirsch exercised 1,750,000 stock options at an exercise price of $35,000. Subsequently, during June 2005, Mr. Hirsch and the Company agreed to rescind this stock option exercise. In exchange for the $35,000 that was paid to exercise the stock options, the Company issued Mr. Hirsch an unsecured convertible promissory note for $35,000 and cancelled the related 1,750,000 shares of common stock. The promissory note bears interest at 10.0% per annum, is unsecured and has been extended to mature on the earlier of: (a) April 30, 2007; or (b) the closing of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than $25,000,000, or (ii) a significant corporate transaction which results in a change of control of the Company, or which involves a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets or assets valued at $12,000,000 or greater. This loan is repayable upon maturity: (a) in the case of an equity offering or a debt financing, as to 50% in cash and as to the balance in fully paid shares of common stock at a deemed price of $0.175 per share; (b) in the case of a significant corporate transaction or a sale, lease or transfer of assets, solely in fully paid shares of common stock at a deemed price of $0.175 per share; and (c) in any other case, in such mix of cash and/or fully paid shares of common stock at a deemed price of $0.175 per share as the holder may determine. This loan is subordinated to the Bridge Loan with Nedbank. The Company recorded a $25,000 beneficial conversion feature related to this convertible loan during the year ended December 31, 2005.

The beneficial conversion features are amortized to interest expense over the period during which the notes are convertible into common stock. The Company recognized $1,722 and $100,878 of interest expense associated with the amortization of its beneficial conversion feature in 2006 and 2005, respectively.

6. INCOME TAXES

The components of the provision for income taxes as of December 31, 2006 and 2005 are as follows:

	2006	2005

Current:
Federal	$–	$–
State	–	–
Total current income tax expense	–	–

Deferred:
Federal	–	–
State	–	–
Total deferred income tax expense	–	–

Total	$–	$–

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

	2006	2005

Federal statutory rate	35%	35%
State income taxes, net of federal benefits	4%	4%
Valuation allowance	(39)%	(39%)

Total	–%	–%

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred income taxes as of December 31, 2006 are as follows:

2006

Net operating loss carry forwards	$33,875,000
Capital loss carry forward	4,176,000
Accrued reclamation expense	72,000
Other	56,000
Accrued consulting expense – related party	117,000
Accrued officer compensation	783,000
Valuation allowance	(38,645,000)

Total deferred tax asset	434,000

Depreciation and amortization	(434,000)

Total deferred tax liability	(434,000)

Net deferred tax asset	$–

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earning history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2006 and 2005 as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance in 2006 and prior years to offset the entire deferred tax asset arising from the tax loss carry forward and other temporary differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The net change in the valuation allowance was an increase of $2,080,000 and $812,000 for the years ended December 31, 2006 and 2005, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce income taxes currently payable. However, no benefits were recorded to additional paid-in-capital in 2006 or 2005 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit.

At December 31, 2006, the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $95,000,000 and $17,000,000, respectively. The Company also had a capital loss carry forward of approximately $11,000,000 which can be utilized to offset capital gains for the subsequent five year period. The NOL carry forwards expire in the years 2007 through 2026, and 2007 through 2011, for federal and state purposes, respectively.

7.           STOCKHOLDERS’ EQUITY

Common Stock

At the annual meeting of stockholders held on October 18, 2006, the Company’s stockholders approved an amendment to the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The Company’s stockholders also approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within the range from one-for-two to one-for-six. The Company has not yet taken any steps to: (a) increase the number of authorized shares of common stock from 50,000,000 to 100,000,000; or (b) effect a reverse stock split of the Company’s issued and outstanding shares of common stock. The Company’s board of directors has discretion to elect not to proceed with these changes.

In 2006, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for 2006. Accordingly, during 2006, Wade Nesmith, the Company’s Lead Director and the Chairman of each of the Executive and the Corporate Governance and Nominating Committees, received 47,907 deferred stock units; Douglas Hamilton, the Chairman of the Company’s Audit Committee received 40,342 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee received 32,778 deferred stock units; and Stephen Seymour received 25,214 deferred stock units. During 2006, the Company recognized an expense of $126,874 related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan.

In January 2005, the Company issued 86,538 shares of common stock valued at $22,500 and in March 2006, the Company issued 83,844 shares of common stock valued at $29,010 as payment under the Coyote Springs Option.

On February 8, 2006, the Company entered into an agreement with a former outside director of the Company who resigned as a director of the Company in 1995, to settle certain retirement benefit claims. Under the terms of the settlement, the Company issued 42,500 shares of common stock, and agreed to pay $8,500 in cash for retirement benefits for calendar year 2006, and reaffirmed its continuing obligation to make annual payments in the amount of $8,500.

During 2006, 2,715,000 stock options were exercised at an exercise price of $54,300.

In September 2005, the Company commenced a private placement of equity securities up to a maximum of 1,428,571 units, whereby one unit, consisting of one share of common stock and a warrant to purchase one share of common stock, is being offered for $0.35 per unit. During the year ended December 31, 2005, the Company sold 819,644 units for $286,875. During January 2006, the Company sold an additional 80,000 units for gross proceeds of $28,000 pursuant to the private placement. The stock purchase warrants have an exercise price of $0.40 and expire in three years.

During 2005, the Company issued 430,000 shares of common stock for services valued at $127,700 to John Perry, the Senior Vice President and Chief Financial Officer. Pursuant to the Company’s employment agreement with Mr. Perry, the Company was required to issue 250,000 shares of the Company’s common stock on Mr. Perry’s one-year anniversary with the Company which occurred in April 2006. The Company recognized $18,750 and $56,250 of compensation expense related to this obligation during the years ended December 31, 2006 and 2005, respectively. During 2006, pursuant to his employment agreement, the Company issued 490,000 shares of its common stock, including the 250,000 shares referenced above, to Mr. Perry, for which $221,750 of compensation expense was recognized. In addition, pursuant to the Company’s employment agreement with Mr. Perry, he will be compensated on a monthly basis based on the issuance of 20,000 shares of the Company’s common stock per month. Mr. Perry will be paid in cash after the Company has raised at least $10 million in financing.

In May 2006, the Company issued 176,471 shares of common stock valued at $88,236 to Nick Tintor, who was then the Company’s President and Chief Executive Officer, pursuant to his employment agreement.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005, the Company issued 12,000 shares of common stock to settle outstanding payables of $12,866, and, in February 2006, the Company issued 7,921 shares of common stock to settle outstanding payables of $3,960.

Between January 2005 and May 2005, the Company issued 67,271 shares of common stock valued at $22,721 to Rex Loesby, a former officer of the Company, for consulting services.

In April 2005, the Company entered into an agreement with Pierce Carson, a former CEO of the Company whose employment terminated in December 2000, to settle certain retirement benefit claims. Under the terms of the settlement, the Company issued 250,000 shares of common stock valued at $85,000 and issued warrants to purchase 250,000 shares of common stock valued at $74,367. The warrants have an exercise price of $.50 and expire in three years.

During 2005, the Company issued 2,260,000 shares of common stock valued at $637,000 and 2,260,000 warrants to purchase one share of common stock valued at $562,478 pursuant to the Company’s revolving line of credit with Ronald Hirsch and Stephen Seymour. The stock purchase warrants have an exercise price of $.25 and expire in three years.

Warrants

In connection with the Company’s bridge loan financing transaction with Auramet Trading, LLC completed on October 17, 2005, the Company issued stock purchase warrants to Auramet Trading, LLC. The number of warrants was to be calculated by dividing the $1,000,000 by the final price at which a share of the Company’s stock was sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before October 17, 2007, provided that the Company completed a public offering of its common stock on or before April 17, 2006. In the event that the Company did not complete such an offering by April 17, 2006, the warrants were to expire on April 17, 2006, and the Company was required to issue new warrants to Auramet Trading, LLC for the purchase of 256,410 shares of the Company’s common stock at an exercise price equal to the average closing price of the Company’s common stock for the 20 trading days prior to April 17, 2006. Since the Company did not complete a public offering by April 17, 2006, it issued the 256,410 replacement warrants to Auramet Trading, LLC. The new warrants are exercisable at a price of $0.56 per share and shall expire on April 17, 2008.

Additionally, pursuant to an agreement with Auramet Trading, LLC for arranging bridge loan facility with Nedbank, 250,000 warrants were issued to Auramet Trading, LLC for the purchase of an equal number of shares of the Company’s common stock. The warrants are exercisable on or before October 2007 at an exercise price of $0.56 per share.

In connection with the Company’s bridge loan financing transaction with Nedbank completed on November 8, 2005, the Company issued stock purchase warrants to Nedbank. The number of warrants was to be calculated by dividing $2,900,000 by the final price at which a share of the Company’s stock is sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before November 8, 2007, provided that the Company completed a public offering of its common stock on or before May 8, 2006. Since the Company did not complete such an offering by May 8, 2006, the warrants expired in accordance with their terms on May 8, 2006, and the Company issued new warrants to Nedbank for the purchase of 743,590 shares of its common stock at an exercise price of $0.88 per share, being the amount equal to the average closing price of the Company’s common stock as quoted on the Pink Sheets LLC for the 20 trading days prior to May 8, 2006. The new warrants shall expire on May 8, 2008.

Upon execution and delivery of the Company’s Modification Agreement with Nedbank dated May 15, 2006 in relation to the bridge loan from Nedbank, the Company issued a total of 100,000 warrants

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercisable no later than May 15, 2008, of which 75,000 were issued to Nedbank and 25,000 were issued to Auramet Trading. Each warrant entitles the holder to purchase one share of the Company’s common stock for a period of two years, at an exercise price of $1.00, being an amount equal to the average of the closing price of the Company’s common stock (as quoted on Pink Sheets LLC) for the twenty trading days prior to May 15, 2006.

On May 31, 2006, in connection with the advance to the Company of an additional $1,000,000 by Auramet Trading (who acted through Nedbank by way of an amendment to the $3,900,000 Nedbank bridge loan), the Company issued to Auramet warrants for the purchase of 250,000 shares of the Company’s common stock, exercisable for a period of two years at an exercise price of $1.15 per share, being equal to 110% of the average closing price of the Company’s common stock (as quoted on the Pink Sheets LLC) for the 20 trading days prior to the date of the Amended and Restated Secured Promissory Note.

During September 2006, in connection with the extension of the maturity date of the Nedbank bridge loan the Company issued 88,770 common stock purchase warrants to Nedbank and 61,230 common stock purchase warrants to Auramet Trading, LLC. Each warrant entitles the holder to purchase one share of common stock on or before September 30, 2008, at an exercise price of $0.83.

8.           STOCK-BASED COMPENSATION

2006 Stock Incentive Plan

The Company has adopted a stock incentive plan (the “2006 Stock Incentive Plan”) which was approved by the stockholders of the Company at the Annual General Meeting of Stockholders held on October 18, 2006. A total of 6,000,000 shares of common stock have been reserved for issuance under all awards that may be granted under the 2006 Stock Incentive Plan. “Eligible Participants” who are entitled to participate in the 2006 Stock Incentive Plan consist of employees, directors and consultants of (a) the Company or (b) any of the following entities: (i) any “parent corporation” as defined in section 424(e) of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) any “subsidiary corporation” as defined in section 424(f) of the Code; or (iii) any business, corporation, partnership, limited liability company or other entity in which the Company, a parent corporation or a subsidiary corporation holds a substantial ownership interest, directly or indirectly.

The 2006 Stock Incentive Plan provides for the granting to Eligible Participants of such incentive awards (each, an “Award”) as the administrator of the 2006 Stock Incentive Plan may from time to time approve. Subject to applicable laws, including the rules of any applicable stock exchange or national market system, the administrator is authorized to grant any type of Award to an Eligible Participant (each a “Grantee”) that by its terms involves or may involve the issuance of: (i) shares of common stock, (ii) a stock option, (iii) a stock appreciation right entitling the Grantee to acquire such number of shares of common stock or such cash compensation as will be determined by reference to any appreciation in the value of the Company’s common stock, (iv) restricted stock issuable for such consideration (if any) and subject to such restrictions as may be established by the administrator, (v) unrestricted stock issuable for such consideration (if any) on such terms and conditions as may be established by the administrator, (vi) restricted stock units, subject to such restrictions as may be imposed by the administrator, and represented by notional accounts maintained in the respective names of the Grantees that are valued solely by reference to shares of common stock of the Company and payable only in shares after the restrictions have lapsed, (vii) deferred stock units issuable to eligible directors in lieu of certain eligible remuneration otherwise payable in shares of common stock, subject to settlement in accordance with the terms and conditions of the Award and represented by notional accounts maintained in the respective names of the Grantees, (viii) dividend equivalent rights, which are rights entitling the Grantee to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock, (ix)

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any other security with the value derived from the value of the Company’s common stock, or (x) any combination of the foregoing.

Under the 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options or non-qualified stock options.

Stock Options

The Company has granted incentive and non-qualified stock options to its directors under terms of its 2006 Stock Incentive Plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors.

Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant. During 2006, the Company granted 2,074,999 stock options, of which 1,300,000 stock options were granted under the 2006 Stock Incentive Plan and 774,999 were non-plan stock option grants. During 2005 the Company issued 2,750,000 non-plan stock options. The outstanding options expire at various dates from 2007 to 2011.

During 2006, the Company granted 99,999 stock options to non-employees of the Company valued at $20,340 for payment on the Coyote Springs option. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

A summary of the activity under the Company’s outstanding stock option plans as of December 31, 2006 and 2005 and changes during the years then ended is set forth below:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2004	2,286,499	$.46
Granted	2,750,000.15
Exercised	-	-
Cancelled	(296,500)	1.03

Options outstanding at December 31, 2005	4,739,999.25
Granted	2,074,999.84
Exercised	(2,715,000)	.02
Cancelled	(1,175,000)	.46

Options outstanding at December 31, 2006	2,924,998	$.79

During 2006, 2,715,000 stock options with an intrinsic value of $753,500 were exercised at an exercise price of $54,300. No stock options were exercised during 2005.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2006:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total Stock Options	2,924,998	4.5	$.79	$1,054,498
Exercisable Stock
Options	2,391,665	3.5	.73	1,001,165

There are 2,924,998 stock options outstanding at December 31, 2006, of which 2,124,998 are non-qualified, non-plan stock options and 800,000 were issued pursuant to the Company’s 2006 Stock Incentive Plan. The Company had issued an additional 500,000 stock options to the Company’s President and Chief Executive Officer in May 2006; however, these options were cancelled in September 2006 pursuant to a settlement agreement entered into subsequent to his resignation.

The following table summarizes the unvested stock options outstanding as of December 31, 2006:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Non-vested Options outstanding at December 31, 2005	-	$-
Granted	2,074,999.46
Vested	(1,041,666)	.34
Cancelled/Forfeited	(500,000)	.38

Non-vested Options outstanding at December 31, 2006	533,333	$.78

The total grant date fair value of options vested in 2006 and 2005 were $355,698 and $795,540, respectively. As of December 31, 2006, 533,333 stock options remain unvested resulting in $417,449 in compensation expense to be recognized over the following 1.25 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The expected forfeiture rate of 21% in 2006 is based on historical employee turnover rates for 2006 and includes the actual forfeiture of stock options due to the resignation of one of the Company’s officers. All stock options granted in 2005 vested at the time of grant and therefore the expected forfeiture rate was 0%. The expected term of the options granted is estimated using the formula set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant. In 2006, in connection with the adoption of SFAS 123(R), “Share-Based Payment,” the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group. In 2005 the expected volatility is based on the weighted historical volatility of the Company’s common stock.

The following assumptions were used to estimate the fair value of stock options granted during 2006 and 2005:

	2006	2005

Risk-free interest rate	4.5% to 4.9%	3.7% to 4.3%
Expected term in years	1.5 to 5.5 years	3 to 5 years
Expected volatility	60% to 90%	176% to 185%
Expected dividend yield	0%	0%

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of options granted in 2006 and 2005 were $.46 and $.29, respectively.

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

In connection with this rescission, in April 2005, the Company granted a new stock option for the purchase of 1,750,000 common shares at an exercise price of $.02 per share. As a result of this transaction, the Company recognized approximately $490,000 of compensation expense on the grant date of the option. The stock option has a five year term and will be accounted for under the variable method of accounting until the earlier of the exercise or expiration of the option. During 2005 the Company recognized compensation expense of $455,000 related to these stock options. In connection with the exercise of these options in January of 2006, the Company recognized an additional $26,250 of compensation expense.

During 2006, the Company granted 1,975,000 and cancelled 1,175,000 stock options to employees and directors for which $574,269 in compensation expense was recognized. During 2005, the Company granted 2,250,000 and cancelled 296,500 stock options to employees and directors for which $455,000 in compensation expense was recognized.

Deferred Stock Units

In 2006, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for 2006. Accordingly, during 2006, Wade Nesmith, the Company’s Lead Director and the Chairman of each of the Executive and the Corporate Governance and Nominating Committees, received 47,907 deferred stock units; Douglas Hamilton, the Chairman of the Company’s Audit Committee received 40,342 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee received 32,778 deferred stock units; and Stephen Seymour received 25,214 deferred stock units. During 2006, the Company recognized expense of $126,874 related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan.

Common Stock

During 2006 and 2005 the Company issued 666,471 and 430,000 shares of common stock to employees of the Company, respectively. The weighted average grant date fair value of common stock issued to employees during 2006 and 2005 was $0.72 and $0.30 per share, respectively. Stock based compensation related to these awards of $309,986 and $183,950 is included in operating expenses for 2006 and 2005, respectively.

During 2005, the Company issued 430,000 shares of common stock for services valued at $127,700 to John Perry, the Company’s Senior Vice President and Chief Financial Officer. Pursuant to the Company’s employment agreement with Mr. Perry, the Company was required to issue 250,000 shares of the Company’s common stock on Mr. Perry’s one-year anniversary with the Company which occurred in April 2006. The Company recognized $18,750 and $56,250 of compensation expense related to this obligation during the years ended December 31, 2006 and 2005, respectively. During 2006, pursuant to his employment agreement, the Company issued 490,000 shares of its common stock, including the 250,000 shares referenced above, to Mr. Perry, for which $221,750 of compensation expense was

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized. In addition pursuant to the Company’s employment agreement with Mr. Perry, he will be compensated on a monthly basis based on the issuance of 20,000 shares of the Company’s common stock per month. Mr. Perry will be paid in cash after the Company has raised at least $10 million.

On May 12, 2006, the Company issued 176,471 shares of its common stock valued at $88,236 to Nick Tintor, who was then the Company’s President and Chief Executive Officer, pursuant to his employment agreement.

9.           COMMITMENTS AND CONTINGENCIES

Capital Lease

During 2004, the Company entered into a lease for certain mining equipment that qualifies as a capital lease obligation. As a result, the present value of the future minimum lease payments is recorded as equipment and related capital lease obligation in the accompanying consolidated balance sheet. At December 31, 2006 the cost of equipment acquired under the capital lease obligation was $75,000 and the related accumulated amortization was $46,875.

Future minimum lease payments for the capital lease obligation are as follows for the years ending December 31:

2007	$25,293
2008	12,647
Total minimum obligations	37,940
Less amounts representing interest	(9,815)
Present value of minimum obligations	28,125
Less current maturity	(18,750)

Non-current	$9,375

Office Lease

Effective June 1, 2006, the Company entered into a lease agreement for office space in Tucson, Arizona. The amount of the lease is $4,000 per month, subject to 3% escalation per annum and rental tax, has a term of 5 years, and includes a right to terminate the lease at the end of the third year.

The following is a schedule of future minimum lease payments at December 31, 2006 under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

2007	$48,840
2008	50,298
2009	51,803
2010	53,368
2011	22,513

Total	$226,822

Rental expense charged to operations was $28,680 and $0 for the years ended December 31, 2006 and 2005, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2004, the Company issued 199,998 shares of common stock, valued at $80,000, $22,500 in cash and options to purchase 99,999 shares of common stock in conjunction with the Coyote Springs Option. The stock options are immediately exercisable, expire in 36 months and were valued at $39,453 under the fair value provisions of SFAS No. 123. During 2005, the Company issued 86,538 shares of common stock, valued at $22,500 in conjunction with the Coyote Springs Option. During 2006, the Company issued 83,844 shares of common stock, valued at $29,010 and $21,000 in cash and options to purchase 99,999 shares of common stock in conjunction with the Coyote Springs Option. The stock options are immediately exercisable, expire in 36 months and were valued at $20,340 under the fair value provisions of SFAS No. 123. As of December 31, 2006 the total consideration paid under the Coyote Springs Option was $234,801 which is included in property and equipment in the accompanying consolidated balance sheet.

In addition to the above, the Coyote Springs Option provides for (i) at the election of the Coyote Springs owners, the issuance of either 99,996 shares of common stock or $114,990 cash in the aggregate, to be paid in two annual installments of $54,990 and $60,000 beginning in January 2007; (ii) the issuance of options in 2008 to purchase 99,999 shares of common stock; and (iii) in January 2009, at the election of the Coyote Springs owners, payment of $1,600,005 in cash or the equivalent value in shares of common stock.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Mimbres Option also provides for (i) the issuance of 105,000 shares of common stock annually for the next four years beginning June 2005; (ii) the issuance of options to purchase 120,000, 90,000 and 60,000 shares of common stock during the years ending December 31, 2005, 2006 and 2007, respectively; and (iii) at the election of the Mimbres owners, payment of $2,400,000 cash or the equivalent value in shares of common stock in June 2009. As of December 31, 2006, the Company had not issued any common stock or stock options due to certain conditions of the Mimbres Option that have not been satisfied. The Company is under no obligation to issue any consideration until such time that the Mimbres Option conditions have been satisfied. The Company is also obligated for the payment of production royalties based on certain levels of copper sales, the payment of a 4% sales commission in the event the Company sells Mimbres and meeting certain exploration and development expenditures relative to Mimbres totaling $1,400,000 during the term of the agreement.

The stock options relative to the Mimbres Option are to be issued at an exercise price that is 15% below the value of the Company’s common stock on the date of grant, are immediately exercisable and expire in 36 months. The Mimbres Option expires 5 years from the date certain outstanding conditions of the Mimbres option agreement are satisfied and may be terminated by the Company with a 90 day written notice.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Settlement Agreement With Nicholas Tintor

Nicholas Tintor resigned from the board of directors of the Company effective September 27, 2006. Mr. Tintor had served as a member of the Company’s board of directors since February 15, 2006. In addition, Mr. Tintor served as the Company’s President and Chief Executive Officer from February 15, 2006 until August 21, 2006.

Subsequent to Mr. Tintor’s resignation as a director, Mr. Tintor and the Company entered into a settlement agreement dated September 29, 2006 (the “Tintor Settlement Agreement”), pursuant to which the Company agreed, in consideration of the execution and delivery by the parties of a mutual general release (the “Mutual General Release”), to pay Mr. Tintor $233,000 in cash as follows: (a) $70,000 payable no later than October 31, 2006; and (b) the balance of $163,000 payable within seven days following the closing date of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than an aggregate amount of $15,000,000 (including multiple financing transactions between October 1, 2006 and January 7, 2007 where the aggregate amount equals or exceeds $15,000,000), or (ii) a significant corporate transaction which (A) results in a change of control of the Company, or (B) involves a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets, or a sale, lease, exchange or other transfer by the Company of assets valued at $12,000,000 or greater. If the Company does not close such a financing or corporate transaction prior to January 7, 2007, then the Company will, subject to compliance with any and all applicable securities laws, issue to Mr. Tintor a sufficient number of fully-paid, non-assessable shares to pay the balance of settlement amount, based on the volume-weighted average trading price of the Company’s common stock during the ten trading days preceding January 7, 2007.

Pursuant to the Tintor Settlement Agreement, in October 2006 the Company paid Mr. Tintor $70,000. As of December 31, 2006, the Company had an accrued obligation of $163,000 associated with the settlement. On January 7, 2007 the Company issued Mr. Tintor 139,880 common shares of the Company in full satisfaction of the agreement.

Settlement Agreement

On February 8, 2006, the Company entered into an agreement with a former outside director of the Company who resigned in December 1995, to settle certain retirement benefit claims. Under the terms of the settlement, the Company issued 42,500 shares of common stock, agreed to pay $8,500 in cash for retirement benefits for calendar year 2006 and reaffirmed its continuing obligation to make annual payments in the amount of $8,500. Accordingly, during the year ended December 31, 2006, using its risk adjusted interest rate, the Company recorded the present value of the estimated annual payments to be made under the settlement agreement. The balance of the liability, which is recorded in accrued expenses, was $65,635 as of December 31, 2006.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retention Bonus

In an effort to retain two individuals as employees, the Company has adopted a retention bonus program which is payable if the eligible participant is a full-time employee of the Company at least one day prior to:

(a)	a registered equity offering and/or a debt project financing (collectively or separately, a "Funding") in which the Company raises at least $25,000,000, or

(b)

a significant corporate transaction (a “Significant Transaction”) which results in a change of control of the Company, or which involves a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets or assets valued at $12,000,000 or greater.

The retention bonus shall be earned and payable only upon the completion of either a Funding or Significant Transaction by June 30, 2007. The aggregate potential amount of the retention bonus for these two individuals is $122,500.

10.           LITIGATION

As of December 31, 2006, the Company knows of no material, existing or pending legal proceedings against it, nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

From time to time the Company is subject to various claims and legal proceedings arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company; however, litigation is inherently uncertain and the Company can make no assurance as to the ultimate outcome or effect.

11.           RELATED PARTY TRANSACTIONS

In addition to related party transactions discussed throughout the notes to the consolidated financial statements, the following related party transactions have occurred:

At December 31, 2006, the Company has accrued $295,000 for consulting services performed by Ronald Hirsch, Chairman of the Board of Directors. Mr. Hirsch converted $25,000 of the original accrued consulting liability into a convertible promissory note, which has a balance of $106,000 at December 31, 2006.

The Company has recorded $32,448 in accounts payable for consulting services performed by Mine Tech Services, an entity owned and operated by Erland Anderson, the Company’s CEO and President and member of the board of directors, at December 31, 2006.

At December 31, 2006, the Company has accrued $600,000 in unpaid salary and $300,000 in unpaid bonus to Mr. Hirsch, $385,833 in unpaid salary and $300,000 in unpaid bonus to Mr. Anderson, and $300,000 in unpaid bonus to Mr. Perry.

In October 2005, John Perry purchased 142,857 units of the Company’s common stock in a private placement for $50,000. The units include warrants, which have a term of three years, to purchase 142,857 additional shares of common stock at an exercise price of $.40 per share.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2004, the Company commenced pursuing an opportunity (the “Zinc Opportunity”) to acquire assets comprising ASARCO Inc.’s (“ASARCO”) Tennessee Mines Division zinc business (the “Zinc Assets”). Ronald Hirsch, the Company’s Chairman of the Board of Directors, and Stephen Seymour, a Director of the Company, subsequently agreed to assist the Company to preserve the Zinc Opportunity by assuming the right to acquire the Zinc Assets, and assigning such right to TMD Acquisition, a new corporation formed specifically to facilitate an asset purchase agreement with ASARCO dated March 21, 2005 (the “Acquisition Agreement”) in respect of the Zinc Assets. The principals of TMD Acquisition are Ronald Hirsch and Stephen Seymour.

Pursuant to the Settlement Agreement and a related Assignment Agreement dated as of October 18, 2006 between the Company and TMD Acquisition, the Company took an assignment of the Acquisition Agreement, and has agreed to reimburse certain expenses in the aggregate amount of $365,000 (the “TMD Expenses”) and assume certain accounts payable in the aggregate amount of $101,442 incurred by TMD in the preservation of the Zinc Opportunity

The Company advanced to TMD Acquisition the aggregate amount of $50,000 (evidenced by demand promissory notes dated February 27, 2006 and May 8, 2006, each in the principal amount of $25,000) to cover certain expenses that TMD Acquisition has incurred in preserving the Zinc Opportunity. The loan is repayable to the Company on demand and is subject to set-off against the TMD Expenses.

Although ASARCO's trustee in bankruptcy has sold the Zinc Assets, the Company instructed counsel to preserve any right of action (the “ASARCO Claim”) that the Company may have against ASARCO and ASARCO’s trustee in bankruptcy. On December 12, 2006, the Company entered into a settlement agreement with ASARCO pursuant to which ASARCO paid to the Company $475,000 in consideration of the execution and delivery by the parties of mutual general releases.

The TMD Settlement Agreement provided that the Company would reimburse the TMD Expenses upon the earlier of certain specified events but no later that December 22, 2006. In addition, if the Company receives any cash payment on account of the ASARCO Claim, it is required to first remit such portion of the cash payment to TMD Acquisition as will be required to fully pay the outstanding balance of the TMD Expenses. However, TMD Acquisition has agreed to defer reimbursement of the TMD Expenses until the Company’s financial position has improved.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s financial instruments as of December 31, 2006:

	Carrying	Estimated
	Amount	Fair Value

December 31, 2006
Financial Assets:
Cash and cash equivalents	$1,007,835	$1,007,835
Financial Liabilities:
Long-term debt	5,745,739	*

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

Acquisition of Coyote Springs

Pursuant to the option to purchase Coyote Springs, during the years ended December 31, 2006 and 2005, the Company issued 83,844 and 86,538 shares of its common stock valued at $29,010 and $22,500, respectively. During the year ended December 31, 2006, the Company issued 99,999 options to purchase common stock valued at $20,340.

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

Bridge Loan

During the year ended December 31, 2005, the Company entered into a bridge loan facility with Nedbank Limited and Auramet Trading, LLC, pursuant to the bridge loan facility during the years ended December 31, 2006 and 2005 the Company issued warrants with an estimated value of $260,279 and $171,200, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beneficial Conversion Feature Associated with Debt

During the year ended December 31, 2005 the Company entered into a convertible promissory note with Ronald Hirsch which, due to the value of the Company’s common stock exceeding the debt conversion price on the date of the loan, contained a beneficial conversion feature in the amount of $25,000. The Company has recorded the beneficial conversion feature as a reduction of debt and increased additional paid-in capital the same amount during the year ended December 31, 2005. The beneficial conversion feature is amortized to interest expense over the life of the loans.

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

Settlement of Accounts Payable

During the years ended December 31, 2006 and 2005, the Company issued 46,753 and 12,000 shares of common stock to settle outstanding payables of $36,924 and $12,866, respectively.

15.           SUBSEQUENT EVENTS

Coyote Springs

During January 2007, the Company paid $18,330 and issued 33,332 shares of common stock valued at $36,665 in connection with the Coyote Springs Option.

Settlement Agreement With Nicholas Tintor

Pursuant to the Tintor settlement agreement, and in full satisfaction of the agreement, on January 7, 2007 the Company issued Mr. Tintor 139,880 shares of common stock of the Company valued at $163,000.

Termination of Merger

The Company has entered into a settlement agreement dated March 7, 2007 with Platinum Diversified Mining, Inc. (“Platinum”) and Platinum’s direct and indirect subsidiaries, Platinum Diversified Mining USA, Inc. (“PDM USA”) and PDM Merger Corp. (“Merger Sub” and together with Platinum and PDM USA, the “PDM Parties”), in connection with the agreement and plan of merger dated October 23, 2006 (the “Merger Agreement”) among the parties. The Merger Agreement contemplated the acquisition of the Company by Platinum in an all-cash merger transaction (the “Merger”).

The settlement agreement sets forth the terms and conditions of the settlement of the dispute and disagreements between the Company and the PDM Parties arising from the failure of the Merger to close.

Under the settlement agreement, the PDM Parties have agreed to pay to the Company an amount of up to $3.6 million in full and final settlement of all claims and disputes between the parties, as follows:

(a)

The PDM Parties agreed to forthwith pay the sum of $1.1 million to the Company (the “Initial Payment”), to be paid by way of the release to the Company of the $1 million previously deposited by Platinum with American Stock Transfer & Trust Company (“AST”), as escrow agent, pursuant to the Merger Agreement (including interest, but net of AST’s expenses), with any shortfall to be paid from Platinum’s working capital; and

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)

Platinum has agreed to pay the sum of $50,000 to the Company each calendar month, beginning on April 1, 2007 (the “Monthly Payments”) until the earlier of (i) the completion of an acquisition by Platinum that meets certain prescribed criteria (a “Qualifying Acquisition”), or (i) the actual liquidation of Platinum if it has not entered into a letter of intent or agreement in principle to effect a Qualifying Acquisition, or if it has not completed a Qualifying Acquisition, by certain prescribed dates.

The Company received the Initial Payment of $1.1 million on March 8, 2007. If Platinum completes a Qualifying Acquisition, Platinum will be required to pay the balance owing on the settlement sum of $3.6 million (the “Balance of Settlement Funds”), net of the Initial Payment and any Monthly Payments actually received by the Company. The Balance of Settlement Funds will be payable to the Company out of certain funds being held in trust (the “Trust Funds”) as a condition of Platinum’s listing as a special purpose acquisition corporation on the AIM market (“AIM”) of the London Stock Exchange. If the Trust Funds are insufficient to pay the Balance of Settlement Funds, Platinum will be required to pay to the Company the greater of: (i) the funds available and (ii) $1 million. Thereafter, Platinum will continue to be obligated to make the Monthly Payments, plus interest, until the Balance of Settlement Funds has been paid.

According to Platinum’s public disclosure record, it was admitted to trading on AIM on March 13, 2006 (the “Admission Date”), and it must be dissolved and the Trust Funds returned to its security holders, if it has not: (a) effected a Qualifying Acquisition or signed a letter of intent, agreement in principle or definitive agreement to effect a Qualifying Acquisition within the 12 months following the Admission Date; or (b) (having signed a letter of intent or an agreement in principle within 12 months following the Admission Date) effected an acquisition within 18 months following the Admission Date. In the event that Platinum is dissolved for having failed to meet these conditions, it will not be required to pay the Balance of Settlement Funds to the Company and shall be relieved of any further obligations to make payments under the settlement agreement. Platinum issued a press release on March 14, 2007 announcing that it had entered into two separate letters of intent on mining projects which, taken in aggregate, it believes would constitute a Qualifying Acquisition eligible for submission to Platinum’s shareholders for approval.

Under the settlement agreement, the PDM Parties have acknowledged that the Company is also entitled to retain any and all payments made by the PDM Parties under the Merger Agreement to keep the Company’s option on the Coyote Springs property in good standing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 28, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Erland A. Anderson
Erland A. Anderson
(Principal Executive Officer)
Interim President, Chief Executive Officer
Date: March 28, 2007

By:	/s/ John T. Perry
John T. Perry
(Principal Financial Officer and Principal Accounting Officer)
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Date: March 28, 2007

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 28, 2007

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: March 28, 2007

By:	/s/ Wade D. Nesmith
Wade D. Nesmith
Director
Date: March 28, 2007

By:	/s/ John F. Cook
John F. Cook
Director
Date: March 28, 2007

By:	/s/ Douglas P. Hamilton
Douglas P. Hamilton
Director
Date: March 28, 2007