Form 10QSB
period 2007-03-31
NORD RESOURCES CORP
filed 2007-05-09
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007

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

(520) 292-0266
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 34,276,906 shares of common stock as of March 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
March 31, 2007

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2006, this quarterly report on Form 10-QSB, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation (the “Company”) are included in this Quarterly Report on Form 10-QSB:

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,123,897
Accounts receivable	13,788
Debt issuance costs, net of accumulated amortization	34,091
Prepaid expenses and other	135,703

Total Current Assets	1,307,479

Property and Equipment, at cost:
Property and equipment	4,004,846
Less accumulated depreciation and amortization	(1,357,680)

Net Property and Equipment	2,647,166

Total Assets	$3,954,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)
(Continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$992,204
Accrued expenses	3,113,222
Current maturities of long-term debt	5,778,593
Current maturity of capital lease obligation	18,750

Total Current Liabilities	9,902,769

Long-Term Liabilities:
Capital lease obligation, less current maturity	4,688
Other	66,152
Accrued reclamation costs	186,675

Total Long-Term Liabilities	257,515

Total Liabilities	10,160,284

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 50,000,000 shares authorized,
34,276,906 shares issued and outstanding	342,769
Additional paid-in capital	85,969,736
Accumulated deficit	(92,518,144)

Total Stockholders’ Deficit	(6,205,639)

Total Liabilities and Stockholders’ Deficit	$3,954,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
Net sales	$-	$-

Operating expenses	957,901	1,497,077
Depreciation, depletion and amortization	20,837	20,837

Loss from operations	(978,738)	(1,517,914)

Other income (expense):
Interest expense	(251,181)	(667,447)
Gain on investments, net	-	73,759
Miscellaneous income	1,174,436	55,816

Total other income (expense)	923,255	(537,872)

Loss before income taxes	(55,483)	(2,055,786)

Provision for income taxes	-	-

Net loss	$(55,483)	$(2,055,786)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	34,210,552	32,839,805

Net loss per share of common stock	$(0.00)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance at December 31, 2006	34,018,043	$340,181	$85,563,087	$(92,462,661)	$(6,559,393)
Comprehensive loss:
Net loss	-	-	-	(55,483)	(55,483)
Comprehensive loss					(55,483)

Common stock issued for
Coyote Springs	33,332	333	36,332	-	36,665
Common stock issued to settle
claims	139,880	1,399	161,601	-	163,000
Compensation expense from
issuance of stock options	-	-	37,740	-	37,740
Common stock issued for
deferred stock units	25,651	256	(256)	-	-
Compensation from issuance
of deferred stock units	-	-	35,986	-	35,986
Warrants issued in connection
with bridge loan	-	-	85,846	-	85,846
Common stock issued for
services	60,000	600	49,400	-	50,000

Balance at March 31, 2007	34,276,906	$342,769	$85,969,736	$(92,518,144)	$(6,205,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(55,483)	$(2,055,786)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	20,837	20,837
Accretion expense on accrued reclamation costs	4,553	3,992
Amortization of debt issuance costs	40,909	278,795
Accretion of discount on debt	46,825	279,055
Amortization of deferred compensation	37,740	-
Stock option mark to market adjustment	-	26,250
Copper put options mark to market adjustment	-	139,553
Issuance of stock and deferred stock units for services rendered	85,986	149,615
Issuance of stock options for services rendered	-	229,952
Gain on sale of securities held for trading	-	(213,312)
Proceeds from sale of securities held for trading	-	1,322,150
Beneficial conversion feature recorded as interest expense	-	1,722
Changes in assets and liabilities:
Accounts receivable	(8,861)	-
Other assets	(104,760)	(124,797)
Accounts payable	(219,186)	128,779
Accrued expenses	265,519	243,810

Net Cash Provided By Operating Activities	114,079	430,615

Cash Flows From Investing Activities:
Decrease in restricted cash	-	126,063
Purchase of copper put options	-	(56,252)
Capital expenditures	(18,330)	(31,949)

Net Cash Provided (Used) By Investing Activities	(18,330)	37,862

Cash Flows From Financing Activities:
Deferred financing costs	-	(65,241)
Proceeds from issuance of notes payable	25,000	-
Principal payments on capital leases	(4,687)	(4,687)
Proceeds from issuance of common stock	-	82,000

Net Cash Provided By Financing Activities	20,313	12,072

Net Increase in Cash and Cash Equivalents	116,062	480,549

Cash and Cash Equivalents at Beginning of Period	1,007,835	141,197

Cash and Cash Equivalents at End of Period	$1,123,897	$621,746

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$158,457	$100,664
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$36,665	$29,010
Stock options issued for purchase of property	-	36,987
Warrants issued in connection with debt facilities	85,846	87,032
Common stock issued for settlement of accounts payable	163,000	36,924
Debt issuance costs paid through a note payable	75,000	-
Common stock issued in exchange for deferred stock units	256	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2007. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 previously filed with the Securities and Exchange Commission.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing to resume mining operations at Johnson Camp Mine, and to produce copper to sell at a level where the Company becomes profitable. The Company’s continued existence is dependent upon its ability to execute its operating plan.

The Company’s near term objective is to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. However, since reactivation of the Johnson Camp Mine is subject to obtaining sufficient financing, the Company’s board of directors has not yet made a production decision.

The Company has obtained a feasibility study containing a mine plan for the Johnson Camp Mine dated March 2000, as well as an update to the feasibility study dated October 11, 2005 which has been supplemented by an addendum prepared in June 2006. The updated feasibility study contains an economic assessment of the Johnson Camp Mine based on the mine plan included in the 2000 feasibility study, capital and operating cost estimates as of the third quarter of 2005, and 36 month average copper prices ending on September 30, 2005. At the time the updated feasibility study was completed, the initial capital costs to be incurred within the first two years of start up were expected to exceed $22 million (including working capital). The Company now expects that the initial capital costs will exceed $28 million. Such costs relate primarily to the rehabilitation of solution ponds, refurbishment and a modest expansion of the copper production facility, and the purchase and installation of crushing and conveying equipment. The increase in the Company’s capital cost estimate is primarily due to inflation and the fact that the original capital cost estimate was premised in part on the availability of used conveying equipment which is increasingly becoming difficult to find; the Company anticipates that it will have to purchase new conveying equipment during the initial start-up period. The Company estimates that it will

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

incur a further $3 million in capital costs in the following two years, which is less than the $9 million in such capital costs that the Company had originally projected due to its intention to defer the construction of a planned leach pad until seven years after the start-up date, as the Company now anticipates that it will be able to accommodate any ore that is mined during the intervening period by expanding one or more of the existing leach pads. These figures do not include estimated reclamation bonding requirements, and do not account for future inflation, interest and other financing costs.

The Company presently does not have sufficient cash or working capital necessary to implement the mine development schedule and commence mining operations. Its ability to commence mining operations will be subject to its obtaining sufficient financing to enable it to fund the necessary initial capital costs, startup operating expenses and working capital. However, the Company believes that the resumption of mining activities at the Johnson Camp mine is warranted based on the relatively high market price of copper. The Company believes that the strengthening market for copper has created an opportunity for it to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve.

Funding for the reactivation of the Johnson Camp Mine is expected to come from a combination of equity and debt financing, and the potential exercise of outstanding common stock purchase warrants and options. As discussed in more detail in Note 6, “Subsequent Events,” the Company has received credit approval from Nedbank Limited (“Nedbank”) for a $25 million secured term loan credit facility that would be used for the reactivation of the Company’s Johnson Camp Mine project in Arizona. The credit facility will be subject to the entering into of a definitive loan agreement between the Company and Nedbank. Draw down under the facility will be subject to certain conditions, including the completion by the Company of a $20 million equity financing within the three month period ending July 12, 2007, payoff of the Company’s existing $5 million bridge loan facility with Nedbank and customary conditions to closing.

If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

3. STOCK-BASED COMPENSATION

Stock Options

Beginning January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application method. The Company has granted incentive and non-qualified stock options to its directors under terms of its 2006 Stock Incentive Plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors. Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant.

There are 2,758,332 stock options outstanding at March 31, 2007, of which 2,024,999 are non-qualified, non-plan stock options and 733,333 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2007 to 2016.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company did not grant any stock options during the three months ended March 31, 2007. However, it recognized $37,740 in compensation expense related to employee stock options that vest over time. During the three months ended March 31, 2006, the Company granted 675,000 stock options to employees for which $229,952 in compensation expense was recognized.

As summarized in the following table, no stock options were exercised during the three months ended March 31, 2007, and a total of 166,666 stock options either expired or were cancelled in accordance with their respective terms:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2006	2,924,998	$.79
Granted	-	-
Exercised	-	-
Cancelled/Expired	(166,666)	.57

Options outstanding at March 31, 2007	2,758,332	$.80

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of March 31, 2007:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	2,758,332	3.9	$.80	$0
Exercisable stock
options	2,558,332	3.5	.78	0

The market price of the Company’s common stock on March 31, 2007 was $0.70 per share. The weighted average exercise price of the total and exercisable stock options exceeded this amount by $0.10 and $0.08, respectively. Accordingly, the intrinsic value of such stock options was $0 as of March 31, 2007.

The following table summarizes the unvested stock options outstanding as of March 31, 2007:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Non-vested options outstanding at December 31, 2006	533,333	$.78
Granted	-	-
Vested	(266,666)	.78
Cancelled/Forfeited	(66,667)	.78

Non-vested Options outstanding at March 31, 2007	200,000	$.78

The total grant date fair value of options vested during the three months ended March 31, 2007 was $208,725. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of March 31, 2007, 200,000 stock options remain unvested, resulting in $76,695 in compensation expense to be recognized over the following year.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, no stock options were granted during the three months ended March 31, 2007. When determining the fair value of stock options, the expected forfeiture rate is based on historical employee turnover rates. The expected term of the options granted is estimated using the formula set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and, in connection with the adoption of SFAS 123(R), “Share-Based Payment,” the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

As stated above, the Company did not have any stock option grants during the three-month period ended March 31, 2007. The fair values for the stock options granted during the three-month period ended March 31, 2006 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.5%
Expected life	2.5 years
Expected volatility	69%
Expected dividend yield	0%

Deferred Stock Units

During the three months ended March 31, 2007, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three months ended March 31, 2007. Accordingly, during that period, Wade Nesmith, the Company’s former Lead Director and the former Chairman of each of the Executive and the Corporate Governance and Nominating Committees, received 16,470 deferred stock units; Douglas

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hamilton, the Chairman of the Company’s Audit Committee received 14,184 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee received 11,525 deferred stock units; and Stephen Seymour received 8,865 deferred stock units. During the three months ended March 31, 2007, the Company recognized expense of $35,986 related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. As of March 31, 2007, there were 171,634 deferred stock units outstanding.

Common Stock

During the three months ended March 31, 2007 the Company issued 60,000 shares of fully paid and non-assessable common stock to employees of the Company with a weighted average grant date fair value of $0.83 per share. Stock based compensation related to these awards of $50,000 is included in operating expenses for the three months ended March 31, 2007. During the three months ended March 31, 2006, the Company issued 236,471 shares of fully paid and non-assessable common stock to employees of the Company with a weighted average grant date fair value of $0.63 per share. Stock based compensation related to these awards of $149,615 was included in operating expenses for the three months ended March 31, 2006.

4. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 9,660,360 and 8,232,725 shares of common stock for the three months March 31, 2007 and 2006, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also establishes a requirement to evaluate interests in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that fiscal year. The Company adopted this standard beginning January 1, 2007; it has had no material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this standard beginning January 1, 2007; it has had no material impact on the Company’s consolidated financial statements.

In June 2006 the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF Issue No. 06-3 applies to any taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and customer, and may include but is not limited to sales, use, value added and some excise taxes. EITF Issue No. 06-3 requires an entity to disclose if taxes are presented in the income statement on a gross or net basis. Additionally, an entity that reports any such taxes on a gross basis should also disclose the amounts of those taxes in interim and annual financial statements for each period an income statement is presented if those amounts are significant. EITF Issue No. 06-3 applies with respect to any interim and annual reports filed after December 15, 2006. The Company adopted EITF Issue No. 06-3 in January 2007; it has had no material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan-an amendment of FASB Statements No. 87, 88 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for an issuer of publicly traded securities for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted this standard beginning January 1, 2007; it has had no material impact on the Company’s consolidated financial statements.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company adopted this bulletin beginning January 1, 2007; it has had no material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company plans to adopt this standard beginning January 2008; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

6. SUBSEQUENT EVENTS

Engagement of Financial Advisor

In April 2007, the Company engaged a financial advisor in connection with a proposed financing transaction. The engagement is non-binding, except that the Company has agreed to indemnify the financial advisor in connection with the financing transaction and to cover up to $150,000 (Canadian) of the financial advisor’s transactional expenses.

Project Financing

In April 2007, the Company received credit approval from Nedbank Limited (“Nedbank”) for a $25 million secured term loan credit facility that would be used by the Company for the reactivation of its Johnson Camp Mine project in Arizona. The credit facility will be subject to entering into a definitive loan agreement between the Company and Nedbank. Draw down under the facility will be subject to certain conditions, including the completion by the Company of a $20 million equity financing within the three month period ending July 12, 2007, pay-off of the Company’s existing $5 million bridge loan facility with Nedbank and customary conditions to closing. All amounts advanced under the credit facility will be secured by the Company’s assets and will be repaid with interest within a four year period from the first draw down.

In connection with the delivery of a term sheet in respect of the credit facility, the Company has entered into an agreement with Nedbank whereby:

  Nedbank has granted the Company an extension to the repayment date of the $5 million bridge loan facility to the earlier of July 12, 2007 and the closing by the Company of any debt or equity financing, regardless of size; and

  The Company has agreed to pay to Nedbank a break-up fee with respect to the credit facility of $500,000 (being an amount equal to 2% of the credit facility) in the event that the Company fails to raise at least $20 million in additional equity within the three-month period ending July 12, 2007.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In consideration of the extension of the maturity date of the Nedbank bridge loan, the Company agreed to pay Nedbank an upfront fee of $100,000 in two tranches: (a) the first tranche of $25,000 was paid upon execution of the extension agreement; and (b) the second tranche of $75,000 will be payable on June 13, 2007, provided that if the bridge loan is fully repaid on or before June 12, 2007, Nedbank will waive the requirement to pay the second tranche. Further, on June 13, 2007, the interest rate payable on the bridge loan will increase from 11% to 13% per annum.

Extension of Maturity Dates of Convertible Notes Dated August 19, 2004 and October 4, 2004

The Company has issued a convertible promissory note to Stephen Seymour dated August 19, 2004 in the principal amount of $66,000, and a convertible promissory note to Ronald Hirsch (collectively with Mr. Seymour, the “Lenders”) dated October 4, 2004 in the principal amount of $106,000. Each Lender is a director of the Company, and Mr. Hirsch also serves Nord as Chairman of the Board of Directors. The loans evidenced by these convertible notes accrue interest at 10% per annum, and are unsecured.

Pursuant to Amending Agreements between the Company and each Lender effective as of April 30, 2007, these convertible notes have been extended to mature on the earlier of: (a) July 12, 2007, and (b) the closing of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than $25 million, or (ii) a significant corporate transaction in which any person (either alone or together with its affiliates and associates) acquires 51% or more of the Company’s common stock, or there is a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets or assets valued at $12,000,000 or greater.

Extension of Convertible Note Dated As Of June 29, 2004

Effective June 29, 2004, the Company issued a convertible promissory note to Mr. Hirsch in the amount of $35,000. The debt evidenced by this convertible note accrues interest at 10% per annum and is unsecured.

Pursuant to an Amending Agreement between the Company and Mr. Hirsch effective as of April 30, 2007, this convertible note has been extended to mature on the earlier of: (a) July 12, 2007, and (b) the closing of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than $25 million, or (ii) a significant corporate transaction in which any person (either alone or together with its affiliates and associates) acquires 51% or more of the Company’s common stock, or there is a sale, lease, exchange or other transfer of all or substantially all of Company’s assets or assets valued at $12,000,000 or greater.

Extension of $600,000 Revolving Line of Credit Facility Dated June 21, 2005

On June 21, 2005, the Company entered into a $600,000 secured revolving line of credit agreement with the Lenders. The line of credit bears interest at a rate equal to M&T Bank’s prime rate and is collateralized by accounts receivable, inventory, property and equipment, and other assets.

Pursuant to an Amending Agreement effective as of April 30, 2007, the maturity date of the line of credit has been extended to the earlier of: (a) July 12, 2007, and (b) the closing of (i) a registered equity offering and/or a debt project financing in which Nord raises not less than $20 million, or (ii) a significant

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

corporate transaction in which any person (either alone or together with its affiliates and associates) acquires 51% or more of the Company’s common stock, or there is a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets or assets valued at $12,000,000 or greater.

Amendment to Amended Certificate of Incorporation to Increase Authorized Capital

In April 2007, the Company’s Board of Directors authorized the filing of an Amendment to the Company’s Amended Certificate of Incorporation to increase the authorized capital from 50,000,000 to 100,000,000 shares of stock, par value $0.01 per share. The Amendment was filed with the Secretary of State for the State of Delaware with effect from May 8, 2007.

Item 2. Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2007.

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

We acquired the Johnson Camp Mine from Arimetco, Inc. pursuant to a Sales and Purchase Agreement that had been assigned to us in June 1999 by Summo USA Corporation, the original purchaser, following the completion of certain due diligence work by Summo. Although Arimetco had ceased mining on the property in 1997, we, like Arimetco before us, continued production of copper from ore that had been mined and placed on leach pads until August 2003 when we placed the Johnson Camp Mine on a care and maintenance program due to weak market conditions for copper at that time. Approximately 6.7 million pounds of copper cathode were produced from residual copper in the heaps over the period 1998 to 2003. Currently, the existing Johnson Camp leach dumps are being rinsed in a limited manner with the goal of managing solution inventories.

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

Our mine operating plan calls for an active leach program of newly mined ore and the residual leaching of the existing old dumps. However, before we can resume full mining operations, we will have to complete the mine development schedule outlined in the updated feasibility study.

As discussed below under the heading, “Management’s Discussion and Analysis – Our Plan of Operations,” we presently do not have sufficient cash or working capital necessary to implement the mine development schedule and commence mining operations. Our ability to commence mining operations will be subject to, among other things, our obtaining sufficient financing to enable us to fund the necessary initial capital costs and start-up operating expenses and working capital.

We believe the resumption of mining activities at the Johnson Camp mine is warranted based on the recent increase in the market price of copper. The market for copper is cyclical and over the last fifteen years the price of copper has fluctuated between $0.60 and $3.98 per pound. In its most recent cycle the price fell to a low of $0.62 per pound in 1999, due primarily to increased supply with the commissioning of several new mines while demand decreased, largely due to a reduction of consumption in Asia. Although there has been a slight decline in the price of copper over the past twelve months, it remains relatively high: the average price of copper was $3.52 per pound in March 2007 (as reported by the London Metal Exchange). This increase in the price of copper since 1999 is due to an increase in worldwide demand for copper. We believe that the strengthening market for copper has created an opportunity for us to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve. However, we caution investors that the market price for copper has historically been cyclical and there is a significant risk that copper prices will not remain at current high levels.

In addition to the Johnson Camp property, we have options to acquire interests in three exploration stage projects, Coyote Springs and the Texas Arizona Mines project, both located in Arizona, and Mimbres located in New Mexico. We are planning to conduct further preliminary exploration activities at the Coyote Springs property, and to initiate preliminary exploration activities on the Mimbres property, to help us determine whether we should exercise the options. Any such exploration activities are subject to the availability of sufficient financing, which cannot be assured. We do not believe that these properties are material to our overall operations at this time.

In addition to reactivating the Johnson Camp Mine, we are also planning on expanding the existing decorative and structural stone operation on the Johnson Camp property within the first year of bringing the Johnson Camp Mine into operation. We are currently leasing this landscape and aggregate rock operation to JC Rock, LLC. Our current contract expires July 31, 2007, and we plan to renew the contract on a short-term basis until we are ready to take over the operation. JC Rock has the right to remove the landscape and aggregate rock from the Johnson Camp property and pays us a royalty of $1.50 per ton, subject to reduction to $1.00 per ton where the wholesale price realized by JC Rock upon resale is less than $6.00 per ton.

Our Plan of Operations

Our plan of operations is to pursue the financing that will be necessary to enable us to resume mining and leaching operations at the Johnson Camp Mine, with the view to producing approximately 25 million pounds of copper per year. If we are successful in raising this financing, we plan to complete the mine development plan outlined in the updated feasibility study prepared by Winters, Dorsey and Company.

In order to resume full mining operations, we will have to complete the mine development plan outlined in the updated feasibility study. We presently do not have sufficient cash or working capital necessary to implement the mine development plan and commence mining operations.

At the time the updated feasibility study was completed, the initial capital costs to be incurred within the first two years following start-up under our mine development schedule were expected to exceed $22 million (including working capital). We now expect that the initial capital costs will exceed $28 million. Such costs relate primarily to the rehabilitation of solution ponds, refurbishment and a modest expansion of the SW-EX copper production facility, and the purchase and installation of crushing and conveying equipment. The increase in our capital cost estimate is primarily due to inflation and the fact that our original capital cost estimate was premised in part on the availability of used conveying equipment which is increasingly becoming difficult to find; we anticipate that we will have to purchase new conveying equipment during the initial start-up period.

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

We plan to raise the necessary financing through a combination of debt and equity financing. In April 2007 we received credit approval from Nedbank Limited (“Nedbank”) for a $25 million secured term loan credit facility that would be used by Nord for the reactivation of Nord’s Johnson Camp Mine project in Arizona. The credit facility will be subject to entering into a definitive loan agreement between Nord and Nedbank. Draw down under the facility will be subject to certain conditions, including the completion by Nord of a $20 million equity financing within the three-month period ending July 12, 2007, pay-off of Nord’s existing $5 million bridge loan facility with Nedbank and customary conditions to closing. All amounts advanced under the credit facility will be secured by Nord’s assets and will be repaid with interest within a four year period from the first draw down.

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

In addition, we are planning to conduct further preliminary exploration activities at the Coyote Springs property to help us determine whether we should exercise this option. We are also planning to initiate preliminary exploration work on the Mimbres property. Any such exploration activities are subject to the availability of sufficient financing, which cannot be assured. We do not believe that these properties are material to our overall operations at this time.

Results Of Operations – Three Months Ended March 31, 2007 and 2006

The following table sets forth our operating results for the three months ended March 31, 2007, as compared with our operating results for the three months ended March 31, 2006.

	Three Months Ended March 31,
			Change
			(Increase/
	2007	2006	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-

Operating expenses	957,901	1,497,077	(539,176)
Depreciation, depletion and
amortization	20,837	20,837	-

Loss from operations	(978,738)	(1,517,914)	539,176

Other income (expense):
Interest expense	(251,181)	(667,447)	416,266
Gain on investments, net	-	73,759	(73,759)
Miscellaneous income	1,174,436	55,816	1,118,620

Total other income
(expense)	923,255	(537,872)	1,461,127

Loss before income taxes	(55,483)	(2,055,786)	2,000,303

Provision for income taxes	-	-	-

Net Loss	$(55,483)	$(2,055,786)	$2,000,303

Net Sales

We did not have any sales during the three months ended March 31, 2007 and 2006 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses decreased from $1,497,077 for the three months ended March 31 2006, to $957,901 for the three months ended March 31, 2007. This decrease was due primarily to a $429,112 reduction in professional fees. During the three months ended March 31, 2007, we incurred professional fees primarily in connection with: (a) the negotiation, execution and delivery of our settlement agreement dated March 7, 2007 (the “PDM Settlement Agreement”) with Platinum Diversified Mining, Inc. (“Platinum Diversified Mining”) and its direct and indirect subsidiaries, Platinum Diversified Mining USA, Inc. and PDM Merger Corp., in relation to the agreement and plan of merger dated October 23, 2006 (the “Merger Agreement”) among our company and these parties; (b) the preparation of our recent SEC filings under the Exchange Act; and (c) various activities undertaken to position us to bring the Johnson Camp Mine into production. We had incurred comparatively more professional fees during the three months ended March 31, 2006, primarily due to the intensive efforts undertaken by our management team at that time to bring our company back into compliance with its reporting obligations under the Exchange Act, and to otherwise position our company to pursue its near term objective of reactivating the Johnson Camp Mine.

We also experienced a $369,300 decrease in employment compensation costs during the three months ended March 31, 2007, due primarily to the non-recurring nature of certain stock based compensation expense that we incurred during the three months ended March 31, 2006 in connection with the hiring of senior management. This decrease was partially offset by an increase of $120,642 in directors’ fees paid to four new directors who were appointed to our board of directors during the first quarter of 2006.

These cost reductions were partially offset by $150,323 in expenses we incurred in our Coyote Springs exploration program that was initiated during the three months ended March 31, 2007.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense of $20,837 remained the same for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

Interest Expense

Interest expense is attributable to interest, amortization of debt issuance cost and accretion of warrants issued in conjunction with the loans that we have obtained to fund our operating expenses.

Interest expense decreased by $416,266 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was due primarily to the amortization of debt issuance costs related to our bridge loan from Nedbank and our $600,000 revolving line of credit facility granted by Mr. Hirsch and Mr. Seymour of $40,909 for the three months ended March 31, 2007 as compared to $278,795 for the three months ended March 31, 2006. Additionally, we recorded a decrease of $232,230 in expenses related to the issuance of warrants in conjunction with these transactions for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Miscellaneous Income

Miscellaneous income increased by $1,118,620 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was due primarily to $1,100,000 we received from Platinum Diversified Mining pursuant to the PDM Settlement Agreement, which is discussed in more detail below under the heading, “Cash and Working Capital - Settlement Agreement with Platinum Diversified Mining.”

Net Loss

We experienced a net loss of $55,483 for the three months ended March 31, 2007 as compared to a net loss of $2,055,786 for the three months ended March 31, 2006. The decrease in net loss between these periods is primarily related to:

  reduction in operating costs and interest expense, as discussed above; and

  increase in miscellaneous income associated with the PDM Settlement Agreement, as discussed above.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of March 31, 2007 and 2006:

	As of			As of
	March 31, 2007			March 31, 2006
Cash reserves	$1,123,897			$$621,746
Working capital deficiency	$(8,595,290	)(1)	$	$(5,809,947	)(2)

(1)	Includes $5,778,593 in current portion of long-term debt.
(2)	Includes $4,632,104 in current portion long-term debt.

If we leave the Johnson Camp Mine on care and maintenance status, and we do not incur any extraordinary liabilities, we will incur monthly expenses of approximately $170,000. As discussed below under the heading “Cash and Working Capital - Settlement Agreement with Platinum Diversified Mining,” we received $1,100,000 from Platinum Diversified Mining on March 7, 2007 pursuant to the PDM Settlement Agreement. We anticipate our current cash to be adequate to cover care and maintenance activities at the Johnson Camp Mine through September 2007, assuming that we are successful in obtaining extensions of, or refinancing, our outstanding indebtedness beyond their current maturities (which cannot be assured). However, it is difficult for us to predict how much of our current cash will be used to further our near term objective of reactivating the Johnson Camp Mine. Accordingly, our estimated monthly expenses do not include the significant additional costs that we anticipate that we will have to incur in connection with our ongoing financing activities, or any additional costs that we will have to incur if we proceed with our plan to reactivate the Johnson Camp Mine. As discussed above under the heading, “Our Plan of Operations,” we expect to incur initial capital costs in excess of $28 million (including working capital) within the first two years of start-up, and a further $3 million (including working capital) in the following two years.

In addition, our anticipated monthly expenses do not include provision for payment of accrued and unpaid expenses of $3,113,222 and accounts payable of $992,204, as of March 31, 2007. The accrued expenses consist primarily of consulting fees, and accrued salaries and bonus for Ronald Hirsch, our Chairman and formerly our Chief Executive Officer, Erland Anderson, our Executive Vice President and Chief Operating Officer, and John Perry our President, CEO and CFO, as well as payroll expenses.

Settlement Agreement with Platinum Diversified Mining

The PDM Settlement Agreement sets forth the terms and conditions of the settlement of the dispute and disagreements between our company and Platinum Diversified Mining arising from the Merger Agreement, which had contemplated the acquisition of our company by Platinum Diversified Mining in an all-cash merger transaction. Under the PDM Settlement Agreement, Platinum Diversified Mining has agreed to pay our company an amount up to $3.6 million (including the initial $1,100,000 payment referred to above) in full and final settlement of all claims and disputes between the parties. The PDM Settlement Agreement provides for monthly payments of $50,000 (the “Monthly Payments”) by Platinum Diversified Mining to our company commencing on April 1, 2007 and continuing until the earlier of (i) the completion of an acquisition by Platinum Diversified Mining that meets certain prescribed criteria (a “Qualifying Acquisition”), or (i) the actual liquidation of Platinum Diversified Mining if it has not entered into a letter of intent or agreement in principle to effect a Qualifying Acquisition, or if it has not completed a Qualifying Acquisition, by certain prescribed dates. We have received the first Monthly Payment that was due on April 1, 2007.

If Platinum Diversified Mining completes a Qualifying Acquisition, Platinum Diversified Mining will be required to pay the balance owing on the settlement sum of $3.6 million (the “Balance of Settlement Funds”), net of the $1,150,000 we have received to date and any other Monthly Payments actually received by our company. The Balance of Settlement Funds will be payable to our company out of certain funds being held in trust (the “Trust Funds”) as a condition of Platinum’s listing as a special purpose acquisition corporation on the AIM market (“AIM”) of the London Stock Exchange. If the Trust Funds are insufficient to pay the Balance of Settlement Funds, Platinum Diversified Mining will be required to pay to our company the greater of: (i) the funds available and (ii) $1 million. Thereafter, PDM will continue to be obligated to make the Monthly Payments, plus interest, until the Balance of Settlement Funds has been paid.

On March 14, 2007, Platinum issued a press release announcing that it had entered into two separate letters of intent on mining projects which, taken in aggregate, it believes would constitute a Qualifying Acquisition eligible for submission to Platinum’s shareholders for approval. According to Platinum’s public disclosure record, it will have to be dissolved if it has not affected a Qualifying Acquisition within 18 months following the Admission Date (March 13, 2006). If Platinum is dissolved, it will not be required to pay the Balance of Settlement Funds to our company, and it will be relieved of any further obligations to make payments under the settlement agreement.

Under the PDM Settlement Agreement, we were also entitled to retain $17,166 in payments made by Platinum Diversified Mining under the Merger Agreement to keep our option on the Coyote Springs property in good standing.

Proposed Nedbank Secured Term Loan Credit Facility; Extension of Nedbank Bridge Loan

We have received credit approval from Nedbank for a $25 million secured term loan credit facility that would be used by our company for the reactivation of the Johnson Camp Mine. The credit facility will be subject to entering into a definitive loan agreement between our company and Nedbank. Draw down under the facility will be subject to certain conditions, including the completion by our company of a $20 million equity financing within the three-month period ending June 13, 2007, pay-off of our existing $5 million bridge loan facility with Nedbank, and customary conditions to closing. All amounts advanced under the credit facility will be secured by our company’s assets and will be repaid with interest within a four year period from the first draw down.

In connection with the $25 million secured term loan credit facility, we have entered into an agreement with Nedbank whereby:

  Nedbank has granted Nord an extension to the repayment date of the existing $5 million bridge loan facility to the earlier of July 12, 2007 and the closing by our company of any debt or equity financing, regardless of size; and

  we have agreed to pay to Nedbank a break-up fee with respect to the credit facility of $500,000 (being an amount equal to 2% of the credit facility) in the event that we fail to raise at least $20 million in additional equity within the three months ending July 12, 2007.

In consideration of the extension of the maturity date of the Nedbank bridge loan, we have agreed to pay Nedbank an upfront fee of $100,000 in two tranches: (a) the first tranche of $25,000 was paid upon execution of the extension agreement; and (b) the second tranche of $75,000 will be payable on June 13, 2007, provided that if the bridge loan is fully repaid on or before June 12, 2007, Nedbank will waive the requirement to pay the second tranche. Further, on June 13, 2007, the interest rate payable on the bridge loan will increase from 11% to 13% per annum.

Cash Flows From Operating Activities

Our cash flows from operating activities during the three months ended March 31, 2007 and 2006 were $114,079 and 430,615, respectively. The Johnson Camp Mine was on a care and maintenance program during these periods. Our cash flows from operating activities for the three months ended March 31, 2007 includes $1,117,166 in net proceeds from our settlement with Platinum Diversified Mining (consisting of the initial payment under the PDM Settlement Agreement of $1,100,000 and the additional $17,166 paid by Platinum Diversified Mining to keep our option on the Coyote Springs in good standing).

Cash Flows From Investing Activities

Our cash flows from investing activities during the three months ended March 31, 2007 were ($18,330) due to capital expenditures during the quarter. During the three months ended March 31, 2006 our cash flows from investing activities were 37,862 due primarily to release of restricted cash for the purchase of copper put options and $31,949 in capital expenditures during the quarter.

Cash Flows From Financing Activities

Our cash flows from financing activities during the three months ended March 31, 2007 was $20,313 compared to $12,072 for the same period in 2006.

In February 2007 we received an additional $100,000 loan from Auramet which has been added to the outstanding principal under the Nedbank bridge loan, and we incurred $75,000 in debt issuance costs associated with the extensions of the Nedbank bridge loan, resulting in $25,000 in proceeds to our company.

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

We believe that our critical accounting policies and estimates include the accounting for marketable securities and long-lived assets, valuation of stock options and warrants, income taxes, reclamation costs, and accounting for legal contingencies.

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

Long-Lived Assets

Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the year ended December 31, 2006 and the three months ended March 31, 2007.

Valuation of Stock Options and Warrants

From time to time our company issues stock options and warrants. We use the Black-Scholes option pricing model to estimate the fair value of stock options and warrants issued. The Black-Scholes option pricing model utilizes the risk free interest rate on the date of issuance for a term that is equivalent to the expected term of the options and warrants issued, the expected forfeiture rate based on historical employee turnover rates, and the volatility and dividend yield of the underlying common stock.

Income Taxes

Our company uses the liability method to account for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements. Under applicable accounting rules, we are considered to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until we have had a reasonable history of net profits, which in some circumstances has been interpreted as requiring at least two consecutive years of net profits. Accordingly, we have recorded a deferred tax valuation allowance in 2007 and prior years to offset the entire deferred tax asset arising from our tax loss carry forward. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. We will continue to review this valuation allowance and make adjustments as appropriate. Income tax expense consists of the tax payable or refundable for the current period and the change during the period in net deferred tax assets and liabilities. A change of over 50% of our equity ownership will result in a change in ownership as defined in the Internal Revenue Code and underlying regulations, and will have the effect of limiting the availability of the tax loss carry forward.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At March 31, 2007 the recorded value of accrued reclamation costs was $186,675. We will recognize increases to our asset retirement obligation concurrently with the impact of our mining activity, if and when such additional mining activity occurs.

Litigation

Our company is currently subject to various claims and legal proceedings arising in the ordinary course of business. If any adverse decisions or settlements occur, they may have a material adverse effect on our financial position, or results of operations. Litigation, is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

Recently Issued Accounting Guidance

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also establishes a requirement to evaluate interests in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We adopted the provisions of this standard beginning January 1, 2007; this has had no material impact on our company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of this standard January 1, 2007; such adoption has had no material impact on our company’s consolidated financial statements.

In June 2006 the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF Issue No. 06-3 applies to any taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and customer, and may include but is not limited to sales, use, value added and some excise taxes. EITF Issue No. 06-3 requires an entity to disclose if taxes are presented in the income statement on a gross or net basis. Additionally, an entity that reports any such taxes on a gross basis should also disclose the amounts of those taxes in interim and annual financial statements for each period an income statement is presented if those amounts are significant. EITF Issue No. 06-3 applies with respect to any interim and annual reports filed after December 15, 2006. We adopted the provisions of EITF Issue No. 06-3 in January 2007; this has had no material impact on our company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to adopt this standard beginning January 2008, and we do not anticipate that it will have a material impact on our company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan-an amendment of FASB Statements No. 87, 88 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for an issuer of publicly traded securities for financial statements issued for fiscal years beginning after December 15, 2006. We adopted this standard beginning January 1, 2007; it has had no material impact on our company’s consolidated financial statements.

In September 2006, the SEC issued SAB 108 which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet effective for any fiscal year beginning after November 15, 2006. We adopted this bulletin beginning January 1, 2007; it has had no material impact on our company’s consolidated financial statements.

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

Item 3. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, John Perry, is responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of March 31, 2007, due to certain material weaknesses in internal control over financial reporting.

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

We have a history of losses and expect to incur losses in the future. We had no revenues and net losses of $6,283,878 for the year ended December 31, 2006, and additional net losses of $55,483 during the three months ended March 31, 2007. As of March 31, 2007, we had a working capital deficiency of $8,595,290 (including $5,778,593 representing the current portion of our long-term debt). The Johnson Camp Mine produced copper during the 1975 to 2003 period, but we currently have no commercial production at the Johnson Camp Mine. Accordingly, we expect to continue to incur losses until such time as the Johnson Camp Mine enters into commercial production and generates sufficient revenues to fund our continuing operations. We cannot guarantee that we will successfully bring the Johnson Camp Mine or any of our other properties into commercial production or, if we do, that we will be able to generate sufficient revenues to fund our operations or achieve or sustain profitability.

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

Cyprus Mines Corporation (which owned the Johnson Camp property until 1989, operating under the name Cyprus Johnson Copper Company), Arimetco and Summo used different approaches to drilling, sampling and assay analysis which may not be comparable. In particular, the soluble copper assay techniques used by Arimetco for ore grade estimation is not directly comparable to the soluble copper assay techniques used by Cyprus. The use of two incomparable approaches by Cyprus and Arimetco could have led to inconsistencies in or the skewing of the data underlying our estimates, thereby increasing the risk of an overestimation of ore reserves at Johnson Camp Mine, as well as increasing the risk of a material inaccuracy in the updated feasibility study.

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

Winters, Dorsey was only able to perform limited sampling work at the Johnson Camp Mine in January and February 2006. Winters, Dorsey concluded that it is not possible for them to verify the entire original drill hole electronic database used for the current mineral resource model and ore reserve estimates because of the following reasons: (i) missing core and cuttings for the Arimetco drilled holes; (ii) missing or limited original core and cuttings logs for the Arimetco drilled holes; (iii) missing core and cuttings for the Cyprus Mines Corporation drilled holes; (iv) check assaying of old reverse circulation drill cuttings for acid soluble copper may be of limited value due to oxidation over the years they have been in storage, and (v) there are no acid soluble copper assays against which to compare the acid soluble assays of the Winters, Dorsey’s samples. Although the limited sampling done by Winters, Dorsey shows good correlation on average to the existing electronic database, it cannot be completely verified at this time. Consequently, we and Winters, Dorsey have largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data. Accordingly, there is a risk that results would vary if additional sampling work were undertaken. This, in turn, could adversely impact the current mineral resource model and ore reserve estimates, as well as increase the risk of a material inaccuracy in the updated feasibility study completed by Winters, Dorsey.

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

We are currently indebted to Nedbank Limited in the amount of $5,000,000. We have issued a secured promissory note to Nedbank Limited that has been amended so that it will now mature on the earlier of July 12, 2007 and the closing by our company of any debt or equity financing, regardless of size. We currently do not have the means to repay the note. In connection with bridge loan financing from Nedbank Limited in the total principal amount of $5,000,000, we have delivered a deed of trust, assignment of rents, security agreement and fixture filing that grants to Nedbank Limited a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including patented mining claims, fee lands and unpatented mining claims. Nedbank Limited would be entitled to realize upon the security interest if we are unable to repay or refinance the loan as it becomes due and seize our assets. There is no assurance that we will be able to raise sufficient financing to repay this loan as it becomes due, or upon our ability to refinance the loan on acceptable terms, if at all. We have obtained credit approval from Nedbank Limited for a debt financing facility of up to $25 million for the reactivation of the Johnson Camp Mine. The credit approval is subject to certain conditions precedent described in more detail in this quarterly report, including the company raising a minimum of $20 million in additional financing, which cannot be assured.

We require substantial financing to complete the development and reactivation of the Johnson Camp Mine, the availability of which cannot be assured.

At the time the updated feasibility study was completed, the initial capital costs to be incurred within the first two years of start-up were expected to exceed $22 million (including working capital). We now expect that the initial capital costs will exceed $28 million. We estimate we will incur a further $3 million in capital costs in the following two years. These figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. The original estimate of the capital costs in relation to the Johnson Camp Mine, as well as the estimated operating costs, were provided by us and reviewed by Winters, Dorsey for inclusion in the updated feasibility study. Those estimates, and our revised estimate of the initial capital costs in the amount of $28 million, may change with our actual experience as our mine plan is implemented. We may therefore require substantial additional financing to carry out our mine plan, and we may be forced to undertake a reverse split (consolidation) of our issued and outstanding shares of common stock in connection with our pursuit of financing alternatives. At the annual and special meeting held on October 18, 2006, our stockholders approved the grant of discretionary authority to our Board of Directors to amend our Amended Certificate of Incorporation to effect a reverse split of our company’s common stock at a ratio within the range from one-for-two to one-for-six. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may be forced to maintain the Johnson Camp Mine on care and maintenance status indefinitely.

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

The costs of reclamation included in the updated feasibility study are estimates only and may not represent the actual amounts which will be required to complete all reclamation activity. It is not possible to determine the exact amount that will be required, and the amount that we will be required to spend could be materially different than current estimates. Reclamation bonds or other forms of financial assurance represent only a portion of the total amount of money that will be spent on reclamation over the life of the Johnson Camp Mine operation. Although Winters, Dorsey has included estimated reclamation amounts provided by us in the updated feasibility study, it will be necessary to revise the planned expenditures, and the operating plan for the mine, in order to fund required reclamation activities. Any additional amounts required to be spent on reclamation may have a material adverse affect on our financial condition and results of operations.

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

Our operations will involve the exploration, development and production of copper and other metals, with the attendant risks of damage to or loss of life or property and legal liability. In addition, unforeseen conditions or our failure to ensure ore grade may have a material adverse effect on our estimated processing efficiency and our ability to carry out our planned leaching operations.

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

Settlement Agreement with Platinum Diversified Mining, Inc. and its Subsidiaries

As discussed above under the heading “Cash and Working Capital - Settlement Agreement with Platinum Diversified Mining,” we have entered into the PDM Settlement Agreement dated March 7, 2007 with Platinum Diversified Mining and its direct and indirect subsidiaries, Platinum Diversified Mining USA, Inc. and PDM Merger Corp., which sets forth the terms and conditions of the settlement of the dispute and disagreements arising from the Merger Agreement dated October 23, 2006 between our company and these parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Our non-executive directors earned the following additional deferred stock units during the three months ended March 31, 2007: Wade Nesmith earned 16,470 deferred stock units, Douglas Hamilton earned 14,184 deferred stock units; John Cook earned 11,525 deferred stock units; and Stephen Seymour earned 8,865 deferred stock units. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Mr. Nesmith voluntarily resigned as a director of our company effective March 29, 2007. At the time of his resignation, Mr. Nesmith was Nord’s Lead Director and the Chairman of Nord’s Executive Committee. He was also a member of Nord’s Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee. Upon his resignation, Mr. Nesmith became entitled to receive 64,376 shares of common stock in exchange for the 64,376.651 deferred stock units that he held immediately prior to this resignation. We will be issuing these securities to Mr. Nesmith pursuant to section 3(a)(9) of the Securities Act of 1933, as amended.

Upon execution and delivery of our Modification Agreement with Nedbank dated February 23, 2007 in relation to our bridge loan from Nedbank, we issued a total of 300,000 warrants exercisable no later than September 30, 2008, of which 174,000 were issued to Nedbank and 126,000 were issued to Auramet Trading. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $0.66 being an amount equal to the average of the closing price of our common stock (as quoted on Pink Sheets LLC) for the five trading days prior to February 23, 2007. We issued these securities to Nedbank and Auramet Trading, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter of 2007, we issued 60,000 shares of our common stock valued at $50,000 to John Perry pursuant to his employment agreement. Mr. Perry was recently appointed as our President and Chief Executive Officer, and continues to serve as our Chief Financial Officer, Secretary and Treasurer until a suitable replacement to fill those offices can be found. We issued these securities to Mr. Perry, an accredited investor, relying on Section 4(2) of the Securities Act of 1933, as amended.

We acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC in January 2004 to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona described as “Coyote Springs.” In March 2007, we issued a total of 33,332 fully paid and non-assessable shares of common stock to Thornwell Rogers and MRPGEO, LLC pursuant to the agreement. We issued these securities to Thornwell Rogers and MRPGEO, LLC, as accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to Nicholas Tintor’s departure as President and Chief Executive Officer of our company on August 21, 2006, we entered into a settlement agreement with Mr. Tintor dated September 29, 2006. Under the settlement agreement, in consideration of a mutual release of claims, we paid Mr. Tintor a total of $233,000 as follows: we paid $70,000 in cash upon execution of the agreement, and we paid the balance of $163,000 by issuing a total of 139,880 fully paid and non-assessable shares of common stock of our company to Mr. Tintor in January 2007. These shares were issued pursuant to Rule 903 of Regulation S under the Securities Act of 1933, as amended, and in compliance with applicable Canadian securities laws.

In January 2007, we issued 25,651 shares of common stock to John Cook, one of our non-executive directors, in exchange for 25,651 deferred stock units. We issued these securities to Mr. Cook pursuant to section 3(a)(9) of the Securities Act of 1933, as amended

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

In April 2007, our Board of Directors authorized the filing of an amendment to our company’s Amended Certificate of Incorporation to increase our authorized capital from 50,000,000 to 100,000,000 shares of stock, par value $0.01 per share. The amendment was filed with the Secretary of State for the State of Delaware with effect from May 8, 2007. This increase in our company’s authorized capital was approved by our stockholders at the annual meeting held on October 18, 2006.

Item 6. Exhibits

Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

3.3	Amendment to Amended Certificate of Incorporation(27)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities(1)

4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004(1)

4.3	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004(1)

4.5	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005(1)

4.6	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005(1)

4.7	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004(1)

4.8	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005(1)

4.9	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.10	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.11	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.12	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.13	Second Amended and Restated Revolving Line of Credit between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(3)

4.14	Amended and Restated Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated as of October 17, 2005(5)

4.15	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated April 17, 2006(5)

4.16	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005(1)

4.17	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005(1)

4.18	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005(1)

4.19	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 8, 2006(4)

4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005(1)

4.21	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005(1)

4.22	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005(1)

4.23	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005(1)

4.24	Waiver Agreement and Amendment of Promissory Note between Nord Resources Corporation and Nedbank Limited, dated February 6, 2006(3)

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

4.66	Term Sheet and Agreement between Nedbank Limited and Nord Resources Corporation dated for reference April 13, 2007(27)

4.67	Letter Agreement among Nedbank Limited, Nord Resources Corporation and Auramet Trading, LLC dated for reference April 17, 2007(27)

4.68

Amendment agreement dated April 30, 2007 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(26)

4.69

Amendment agreement dated April 30, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(26)

4.70

Amendment agreement dated April 30, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $35,000(26)

4.71

Amending agreement dated April 30, 2007 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each dated for reference June 21, 2005(26)

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

10.63	Agreement and Plan of Merger dated October 23, 2006 by and among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(18)

10.64	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Ronald A. Hirsch(18)

10.65	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Stephen Seymour(18)

10.66	Deposit Escrow Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and American Stock Transfer & Trust Company(18)

10.67	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Ron A. Hirsch dated November 2, 2006(19)

10.68	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Erland A. Anderson dated November 2, 2006(19)

10.69	Letter Agreement respecting a performance bonus between Nord Resources Corporation and John T. Perry dated November 2, 2006(19)

10.70	Amended and Restated Assignment Agreement dated as of October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(20)

10.71	Seventh Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated November 2, 2006(20)

10.72	Settlement Agreement dated March 7, 2007 among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(25)

10.73	Eighth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 19, 2007(27)

10.74	Ninth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated as of April 30, 2007(27)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Name of Subsidiary	Jurisdiction of Incorporation
Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(27)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(27)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(27)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from Amendment No. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from Amendment No. 2 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on July 21, 2006.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 8, 2006.

(11)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(13)	Incorporated by reference Amendment No. 3 to the Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(14)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on September 28, 2006.

(15)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 2, 2006.

(16)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 4, 2006.

(17)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 23, 2006.

(18)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 25, 2006.

(19)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 7, 2006.

(20)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(21)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on December 26, 2006.

(22)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on January 16, 2007.

(23)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 5, 2007.

(24)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 26, 2007.

(25)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(26)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 1, 2007.

(27)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ John T. Perry
John T. Perry
President, Chief Executive Officer,
Chief Financial Officer, Secretary and
Treasurer
Date: May 9, 2007