Form 10QSB
period 2007-06-30
NORD RESOURCES CORP
filed 2007-08-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 35,210,935 shares of common stock as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation (the “Company”) are included in this Quarterly Report on Form 10-QSB:

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$12,844,943
Accounts receivable	23,469
Prepaid expenses and other	44,859

Total Current Assets	12,913,271

Property and Equipment, at cost:
Property and equipment	4,006,355
Less accumulated depreciation and amortization	(1,378,516)

Net Property and Equipment	2,627,839

Other Assets:
Debt issuance costs, net of accumulated amortization	475,109

Total Assets	$16,016,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)
(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$762,508
Accrued expenses	740,519
Current maturities of long-term debt	45,801
Current maturity of capital lease obligation	18,750

Total Current Liabilities	1,567,578

Long-Term Liabilities:
Accrued reclamation costs	191,228
Other	66,152

Total Long-Term Liabilities	257,380

Total Liabilities	1,824,958

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 100,000,000 shares authorized,
35,210,935 shares issued and outstanding	352,110
Additional paid-in capital	87,049,559
Special warrants	20,768,240
Accumulated deficit	(93,978,648)

Total Stockholders’ Equity	14,191,261

Total Liabilities and Stockholders’ Equity	$16,016,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
Net sales	$-	$-
Operating expenses	2,430,614	2,675,870
Depreciation, depletion and amortization	41,673	41,673
Loss from operations	(2,472,287)	(2,717,543)
Other income (expense):
Interest expense	(477,985)	(1,071,234)
Gain on investments, net	-	120,739
Miscellaneous income	1,434,285	146,809
Total other income (expense)	956,300	(803,686)
Loss before income taxes	(1,515,987)	(3,521,229)
Provision for income taxes	-	-
Net loss	$(1,515,987)	$(3,521,229)
Net Loss Per Basic and Diluted Share of Common Stock:
Weighted average number of common shares outstanding	34,323,544	33,344,902
Net loss per share of common stock	$(0.04)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
Net sales	$-	$-
Operating expenses	1,472,713	1,178,793
Depreciation, depletion and amortization	20,836	20,836
Loss from operations	(1,493,549)	(1,199,629)
Other income (expense):
Interest expense	(226,804)	(403,787)
Gain on investments, net	-	46,980
Miscellaneous income	259,849	90,993
Total other income (expense)	33,045	(265,814)
Loss before income taxes	(1,460,504)	(1,465,443)
Provision for income taxes	-	-
Net loss	$(1,460,504)	$(1,465,443)
Net Loss Per Basic and Diluted Share of Common Stock:
Weighted average number of common shares outstanding	34,434,630	33,844,449
Net loss per share of common stock	$(0.04)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

			Additional			Total
			Paid-in	Special	Accumulated	Stockholders’
	Common Stock		Capital	Warrants	Deficit	Equity (Deficit)
	Shares	Amount

Balance at December 31, 2006	34,018,043	$340,181	$85,563,087	$-	$(92,462,661)	$(6,559,393)
Comprehensive loss:
Net loss	-	-	-	-	(1,515,987)	(1,515,987)
Comprehensive loss	-	-	-	-	-	(1,515,987)
					-
Common stock issued for
Coyote Springs	33,332	333	36,332	-	-	36,665
Common stock issued to settle
claims	139,880	1,399	161,601	-	-	163,000
Exercise of warrants	150,000	1,500	51,000	-	-	52,500
Compensation expense from
issuance of stock options	-	-	372,594	-	-	372,594
Issuance of special warrants
(net of offering costs of
$2,231,785)	-	-	-	20,768,240	-	20,768,240
Issuance of stock options in
connection with special
warrant financing	-	-	513,436	-	-	513,436
Common stock issued for
deferred stock units	90,027	901	(901)	-	-	-
Conversion of convertible
notes, related party	679,653	6,796	125,884	-	-	132,680
Warrants issued in connection
with bridge loan	-	-	85,846	-	-	85,846
Compensation expense from
issuance of deferred stock
units	-	-	61,680	-	-	61,680
Common stock issued for
services	100,000	1,000	79,000	-	-	80,000

Balance at June 30, 2007	35,210,935	$352,110	$87,049,559	$20,768,240	$(93,978,648)	$14,191,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(1,515,987)	$(3,521,229)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	41,673	41,673
Accretion expense on accrued reclamation costs	9,106	7,984
Amortization of debt issuance costs	100,000	408,863
Accretion of discount on debt	85,846	430,316
Stock option mark to market adjustment	-	26,250
Copper put options mark to market adjustment	-	142,738
Issuance of stock and deferred stock units for services rendered	141,680	285,848
Issuance of stock options for services rendered	372,594	351,918
Gain on sale of securities held for trading	-	(261,712)
Proceeds from sale of securities held for trading	-	1,729,391
Beneficial conversion feature recorded as interest expense	-	1,722
Changes in assets and liabilities:
Accounts receivable	(18,542)	(2,499)
Other assets	(13,916)	(147,613)
Accounts payable	(448,882)	161,352
Accrued expenses	(2,528,004)	373,096

Net Cash Provided (Used) By Operating Activities	(3,774,432)	28,098

Cash Flows From Investing Activities:
Decrease in restricted cash	-	126,063
Purchase of copper put options	-	(56,252)
Capital expenditures	(19,839)	(105,032)

Net Cash (Used) By Investing Activities	(19,839)	(35,221)

Cash Flows From Financing Activities:
Deferred financing costs	-	(234,968)
Debt issuance costs	(50,109)	(111,411)
Principal payments on notes payable	(5,668,313)	-
Proceeds from issuance of notes payable	25,000	1,000,000
Principal payments on capital leases	(9,375)	(9,374)
Proceeds from issuance of special warrants	23,000,025	-
Offering costs paid in connection with special warrant financing	(1,718,349)	-
Proceeds from exercise of warrants	52,500	-
Proceeds from issuance of common stock	-	82,000

Net Cash Provided By Financing Activities	15,631,379	726,247

Net Increase in Cash and Cash Equivalents	11,837,108	719,124

Cash and Cash Equivalents at Beginning of Period	1,007,835	141,197

Cash and Cash Equivalents at End of Period	$12,844,943	$860,321

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$287,149	$225,173
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$36,665	$29,010
Stock options issued for purchase of property	-	20,340
Stock options issued in connection with special warrant financing	513,436	-
Warrants issued in connection with debt facilities	85,846	215,440
Common stock issued for settlement of accounts payable	163,000	36,924
Common stock issued in exchange for deferred stock units	901	-
Debt issuance costs paid through notes payable	75,000	-
Debt issuance costs in accrued expenses	450,000	-
Common stock issued upon conversion of related party convertible notes	132,680	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.        FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2007. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 previously filed with the Securities and Exchange Commission.

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

There are 5,965,001 stock options outstanding at June 30, 2007, of which 3,715,001 are non-qualified, non-plan stock options and 2,250,000 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2008 to 2017.

The Company granted 1,650,000 stock options to employees and directors during the three months ended June 30, 2007. The Company did not grant any stock options during the three months ended March 31, 2007, but it recognized $37,740 in compensation expense during that period related to employee stock options that vest over time. Accordingly, the Company recognized $334,851 and $372,594 in compensation expense related to employee and director stock options for the three and six month periods ended June 30, 2007, respectively. During the three months ended June 30, 2006, the Company granted 1,300,000 stock options to employees and directors and recognized $121,966 in compensation expense. During the six months ended June 30, 2006 the Company granted 1,975,000 stock options to employees and directors and recognized $351,918 compensation expense.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As summarized in the following table, no stock options were exercised during the three and six months ended June 30, 2007, and a total of 283,333 and 449,999 stock options either expired or were cancelled in accordance with their terms during the three and six month period ended June 30, 2007, respectively:

		Weighted
		Average Exercise
	Number of Shares	Price
Three Months Ended June 30, 2007
Options outstanding at March 31, 2007	2,758,332	$.79
Granted	3,490,002.72
Exercised	-	-
Cancelled/Expired	(283,333)	2.21

Options outstanding at June 30, 2007	5,965,001	$.69

Six Months Ended June 30, 2007
Options outstanding at December 31, 2006	2,924,998	$.79
Granted	3,490,002.72
Exercised	-	-
Cancelled/Expired	(449,999)	1.61

Options outstanding at June 30, 2007	5,965,001	$.69

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of June 30, 2007:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	5,965,001	5.0	$.69	$86,750
Exercisable stock
options	4,665,001	3.7	.67	134,750

The market price of the Company’s common stock on June 30, 2007 was $0.70 per share. The weighted average exercise price of the total and exercisable stock options was $0.69 and $0.67, respectively. Accordingly, the intrinsic value of such total stock options and exercisable stock options was $86,750 and $134,750, respectively.

The following table summarizes the unvested stock options outstanding as of June 30, 2007:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted Average
		Grant Date
	Number of Options	Fair Value
Three Months Ended June 30, 2007
Non-vested options outstanding at March 31, 2007	200,000	$.78
Granted	3,490,002.39
Vested	(2,390,002)	.33
Cancelled/Forfeited	-	-

Non-vested Options outstanding at June 30, 2007	1,300,000	$.55

Six Months Ended June 30, 2007
Non-vested options outstanding at December 31, 2006	533,333	$.78
Granted	3,490,002.39
Vested	(2,656,668)	.38
Cancelled/Forfeited	(66,667)	.78

Non-vested Options outstanding at June 30, 2007	1,300,000	$.55

The total grant date fair value of options vested during the three and six months ended June 30, 2007 was $794,099 and $1,002,824, respectively. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of June 30, 2007, 1,300,000 stock options remained unvested, resulting in $538,925 in compensation expense to be recognized over 1.9 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the fair value of stock options, the expected forfeiture rate is based on historical employee rates. The expected term of the options granted is estimated using the formula set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and, in connection with the adoption of SFAS 123(R), “Share-Based Payment,” the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The Company granted 3,490,002 and 2,074,999 (including 99,999 stock options issued pursuant to the Coyote Springs property option agreement) stock options during the six month periods ended June 30, 2007 and 2006, respectively. The fair values for the stock options granted during the six month periods ended June 30, 2007 and 2006 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Risk-free interest rate	4.9% to 5.0%	4.5% to 4.9%
Expected life	2.0 to 5.5 years	1.5 to 5.5 years
Expected volatility	78% to 91%	60% to 90%
Expected dividend yield	0%	0%

Deferred Stock Units

During the three and six months ended June 30, 2007 and 2006, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to them for the three and six months ended June 30, 2007 and 2006. Accordingly, during the three and six months ended June 30, 2007, the Company credited a total of 36,706 and 87,750 DSUs, respectively, to its non-executive directors, and recognized expenses of $25,694 and $61,680, respectively, related to the issuance of these DSUs. During the three and six months ended June 30, 2006 the Company credited a total of 67,969 deferred stock units to its non-executive directors, and recognized expense of $54,373 related to the issuance of these DSUs. The DSUs were granted under the 2006 Stock Incentive Plan. As of June 30, 2007, there were 143,964 DSUs outstanding.

Common Stock

During the three and six months ended June 30, 2007, the Company issued 40,000 and 100,000 shares of fully paid and non-assessable common stock to employees of the Company with a weighted average grant date fair value of $0.75 and $0.80 per share, respectively. Stock-based compensation related to these awards of $30,000 and $80,000 is included in operating expenses for the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, the Company issued 310,000 and 546,471 shares of fully paid and non-assessable common stock to employees of the Company with a weighted average grant date fair value of $1.00 and $0.67 per share, respectively. Total stock based compensation of $405,817 and $664,016 was included in operating expenses for the three and six months ended June 30, 2006, respectively.

3.        STOCKHOLDERS’ EQUITY

Special Warrants

The Company completed an unregistered private placement offering of 30,666,700 special warrants on June 5, 2007. The special warrants were offered and sold at a price of $0.75 per special warrant, for aggregate gross proceeds of $23,000,025. Each special warrant is convertible into one fully-paid and non-assessable share of common stock and one-half of one common share purchase warrant for no

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

additional consideration. The special warrants are governed by the terms of a special warrant indenture dated June 5, 2007 among the Company, Computershare Trust Company of Canada, as the special warrant trustee, and Blackmont Capital Inc. The holder of a special warrant will not be deemed a holder of the underlying common stock or warrants until the special warrant is converted.

Under the terms of the special warrant indenture, the Company is required to:

(a)

file and obtain a receipt for a Canadian non-offering prospectus to qualify the issuance in Canada of (i) the shares of common stock and the warrants issuable upon conversion of the special warrants, and (ii) the shares of common stock issuable upon exercise of the warrants, and

(b)

file a registration statement under the Securities Act of 1933, as amended, in order to register the resale of (i) the shares issuable upon conversion of the special warrants, and (ii) the shares issuable upon exercise of the warrants.

If the Company fails to obtain a receipt for a final Canadian prospectus and effectiveness of the U.S. registration statement by December 3, 2007, being the 180th day following the closing date of the special warrant offering, the Company will be liable for a liquidity incentive payment to the investors equal to 1% per month (pro-rated), subject to a maximum liquidity incentive payment equal to an aggregate of 12% of the gross proceeds of the offering.

The special warrants will expire on the earlier of:

(a)	the third business day following the date on which the Company obtains a receipt for the final Canadian prospectus;

(b)	the date that is four months and one day following the date on which the Company becomes a reporting issuer under the securities legislation of any province or territory of Canada; and

(c)	June 5, 2009, being the date which is two years following the date of the special warrant indenture.

The holder of a special warrant that has not expired in accordance with its terms may elect to convert its special warrant into the underlying shares of common stock and warrants at any time after December 3, 2007. Each special warrant that has not been converted by the holder will be converted by the special warrant trustee immediately prior to the time of its expiry without the need for any action on the part of the holder.

A total of 15,333,350 warrants are issuable upon conversion of the special warrants. Each warrant, when issued, will entitle the holder to purchase one share of common stock until June 5, 2012 at a price of $1.10 per share. The warrants are governed by the terms of a warrant indenture dated June 5, 2007 between the Company and Computershare Trust Company of Canada, as the warrant agent.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the special warrants offering the Company entered into an agency agreement whereby the Company paid a cash commission of 6% of the gross proceeds realized from the sale of the special warrants to the agents and issued 1,840,002 stock options to the agents entitling them to acquire one share of common stock of the Company at anytime within the subsequent 24 month period at an exercise price of $0.75. For financial reporting purposes, these stock options were valued at $513,436.

Increase in Authorized Shares

On May 8, 2007 the Company amended its Certificate of Incorporation to increase its authorized capital from 50,000,000 to 100,000,000 shares of common stock with a par value of $0.01 per share.

4.        PROJECT FINANCING

The Company entered into a Credit Agreement dated June 28, 2007 (the “Credit Agreement”) with Nedbank Limited (“Nedbank”), as administrative agent and lead arranger.

The Credit Agreement provides for a $25 million secured term loan credit facility that will be used by the Company to assist in financing the construction, start-up and operation of the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by the Company, with the aggregate amount of all term loans being $25 million. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) June 30, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). In the event that the Company defaults under the Credit Agreement, an additional 3.0% interest will be payable in addition to such annual rate and all interest will be payable on demand. Additionally, the Company has agreed to pay a $500,000 loan fee on the lenders $25 million term loan commitment, of which $50,000 has been credited from a previously expired commitment.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the company from incurring certain additional debt, limits the Company’s ability to pay dividends and will be repaid beginning one year after the first draw down and ending four years after the date of the first draw down, subject to certain prepayment obligations set forth in the Credit Agreement.

The obligations of each lender to fund the term loans under the Credit Agreement are subject to certain conditions as set forth in the Credit Agreement, including among other items, the implementation of a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. The Company commenced implementation of the hedging program in August 2007.

5.        BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding special warrants, options, warrants and other dilutive securities to purchase 57,485,445 and 9,896,863 shares of common stock for the three and six month periods ended June 30, 2007 and 2006, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

6.         PLATINUM DIVERSIFIFED SETTLEMENT

The Company entered into a settlement agreement dated March 7, 2007 with Platinum Diversified Mining, Inc. (“Platinum”) and Platinum’s direct and indirect subsidiaries, Platinum Diversified Mining USA, Inc. (“PDM USA”) and PDM Merger Corp. (together with Platinum and PDM USA, the “PDM Parties”), in connection with the agreement and plan of merger dated October 23, 2006 (the “Merger Agreement”) among the parties. Under the settlement agreement, the PDM Parties have agreed to pay the Company an amount up to $3.6 million in full and final settlement of all claims and disputes between the parties, as follows:

(a)
The PDM Parties agreed forthwith to pay the sum of $1.1 million to the Company (the “Initial Payment”), to be paid by way of the release to the Company of the $1 million previously deposited by Platinum with American Stock Transfer & Trust Company (“AST”), as escrow agent, pursuant to the Merger Agreement (including interest, but net of AST’s expenses), with any shortfall to be paid from Platinum’s working capital; and

(b)
Platinum has agreed to pay the sum of $50,000 to the Company each calendar month, beginning on April 1, 2007 (the “Monthly Payments”) until the earlier of (i) the completion of an acquisition by Platinum that meets certain prescribed criteria (a “Qualifying Acquisition”), or (i) the actual liquidation of Platinum if it has not entered into a letter of intent or agreement in principle to effect a Qualifying Acquisition, or if it has not completed a Qualifying Acquisition, by certain prescribed dates.

The Company received the Initial Payment of $1.1 million and the Monthly Payments due since the execution of the settlement agreement. If Platinum completes a Qualifying Acquisition, Platinum will be required to pay the balance owing on the settlement sum of $3.6 million (the “Balance of Settlement Funds”), net of the Initial Payment and any Monthly Payments actually received by the Company. The Balance of Settlement Funds will be payable to the Company out of certain funds being held in trust (the “Trust Funds”) as a condition of Platinum’s listing as a special purpose acquisition corporation on the AIM market (“AIM”) of the London Stock Exchange. If the Trust Funds are insufficient to pay the Balance of Settlement Funds, Platinum will be required to pay to the Company the greater of: (i) the funds available and (ii) $1 million. Thereafter, Platinum will continue to be obligated to make the Monthly Payments, plus interest, until the Balance of Settlement Funds has been paid.

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

On June 5, 2007, Platinum provided an update in which it confirmed that the two letters of intent related to:

(a)	the acquisition all of the assets of Moen Builders, M & W Milling and Roy and Marlene Moen in the Virginia City District of Madison County, Montana (the “Virginia City Acquisition:); and

(b)	the acquisition of all interests held by a private Santiago family for two copper properties in northern Chile (the "Chilean Acquisition").

However, Platinum disclosed that the results of the due diligence it had undertaken in connection with the Virginia City Acquisition had indicated lower resource estimates than previously expected, and, as a result, Platinum had terminated the letter of intent in respect of the Moen Acquisition. In respect of the Chilean Acquisition, Platinum announced that a third party purchase contract to which the property was subject had been exercised, and that accordingly, Platinum is not likely to gain full control of the property. It indicated that it instead will acquire the underlying passive ownership interests, amounting to a net smelter royalty of two per cent.

On June 5, 2007, Platinum also disclosed that it had entered into a non-binding term sheet with Golden Eagle International Inc. ("Golden Eagle"), a company quoted on the OTC Bulletin Board, in respect of the following transactions:

(a)	the acquisition of Golden Eagle's Buen Futuro gold and copper project in eastern Bolivia consisting of 2,500 acres located 186 miles north of Santa Cruz, Bolivia;

(b)	a joint venture on Golden Eagle's Precambrian Properties (“Joint Venture”); and

(c)	an option for the acquisition by the Company of Golden Eagle's Gold Bar Mill located in Eureka, Nevada.

On June 28, 2007, Platinum announced that it had terminated its earlier-announced talks to buy Golden Eagle’s Buen Futuro gold and copper project in eastern Bolivia, but that it had signed a letter of intent to acquire International Consolidated Minerals Ltd., which holds the Pachapaqui Mine, a silver, lead, zinc and copper asset in Peru.

Platinum’s ability to complete a Qualifying Acquisition remains unclear to the Company’s management at this time.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.        RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF Issue No. 06-3 applies to any taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and customer, and may include but is not limited to sales, use, value added and some excise taxes. EITF Issue No. 06-3 requires an entity to disclose if taxes are presented in the income statement on a gross or net basis. Additionally, an entity that reports any such taxes on a gross basis should also disclose the amounts of those taxes in interim and annual financial statements for each period an income statement is presented if those amounts are significant. EITF Issue No. 06-3 applies with respect to any interim and annual reports filed after December 15, 2006. The Company adopted EITF Issue No. 06-3 in January 2007. The Company uses the net basis for accounting for taxes imposed in connection with a specific-revenue producing transaction.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for an issuer of publicly traded securities for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted this standard beginning January 1, 2007; it has had no material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company plans to adopt this standard beginning January 2008; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

8.        SUBSEQUENT EVENTS

Copper Hedging Program

In connection with the Credit Agreement with Nedbank dated June 28, 2007, the Company has agreed to implement a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. The hedging program will consist of a synthetic put structure whereby the Company will enter into a combination of forward and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. Once fully

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

implemented it is envisaged the hedging program will cover approximately 25% of the estimated copper production from the Johnson Camp Mine during the term of the loan. The Company commenced implementation of the hedging program in August 2007, by entering into forward sales contracts for 9% of its estimated copper production in 2009, and 13% of its estimated copper production for 2010 and 2011 at a net forward price of $6,085, $5,200 and $4,437 per ton of copper, respectively. The program also included the purchase of long call options for the same quantities with an average strike prices of $9,945, $9,303 and $8,713 per ton of copper, respectively, thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. The program requires no cash margins, collateral or other security from the Company.

Purchase of Fixed Assets

During July 2007 the Company incurred expenditures of approximately $1,395,922 related to the construction and purchase of equipment for the restart of the Johnson Camp Mine.

Performance Incentive Plan

On July 31, 2007 the Company adopted a performance incentive plan for the purpose of retaining and providing an incentive to certain key employees involved in restarting and commissioning the Johnson Camp Mine. The Plan covers the period of time from July 1, 2007 to December 31, 2008 and bases its cash payouts on the achievement of certain key targets and milestones associated with the restart and commissioning of the Johnson Camp Mine.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended June 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and six months ended June 30, 2007.

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

We acquired the Johnson Camp Mine from Arimetco, Inc. in June 1999. Although Arimetco had ceased mining on the property in 1997, we, like Arimetco before us, continued production of copper from ore that had been mined and placed on leach pads until August 2003 when we placed the Johnson Camp Mine on a care and maintenance program due to weak market conditions for copper at that time. Although mining had ceased in 1997, the Johnson Camp Mine leach pads and SX EW operation remained active until 2003, producing approximately 6.7 million pounds of copper cathode from residual copper in the heaps over the period 1998 to 2003. Since 2003, we have been rinsing the existing Johnson Camp leach dumps in a limited manner with the goal of managing solution inventories.

We believe that the strengthening market for copper has created an opportunity for us to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve. The market for copper is cyclical and over the last fifteen years the price of copper has fluctuated between $0.60 and $3.98 per pound. In its most recent cycle the price fell to a low of $0.62 per pound in 1999, due primarily to increased supply with the commissioning of several new mines while demand decreased, largely due to a reduction of consumption in Asia. Although there has been a slight decline in the price of copper over the past twelve months, it remains relatively high: the average price of copper was $3.62 per pound in July 2007 (as reported by the London Metal Exchange). This increase in the price of copper since 1999 is due to an increase in worldwide demand for copper. However, we caution investors that the market price for copper has historically been cyclical and there is a significant risk that copper prices will not remain at current high levels.

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.5 million). In addition, we have entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility that will be used by our company to assist in financing the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine.

We believe that the proceeds of the special warrant financing and the credit facility available under the Credit Agreement will be sufficient to meet the capital requirements to reactivate the Johnson Camp Mine. Accordingly, on June 28, 2007, our Board of Directors adopted a resolution authorizing our company to proceed with the reactivation of the Johnson Camp Mine.

We have a feasibility study containing a mine plan for the Johnson Camp Mine that was completed by The Winters Company, called “Nord Copper Corporation Feasibility Study, Johnson Camp Copper Project, Cochise County, Arizona”, dated March 2000. We also obtained an update to the feasibility study prepared by Winters, Dorsey and Company called “Johnson Camp Copper Project, Arizona, United States of America, 2005 Feasibility Study”, dated October 11, 2005. In June 2006, Winters, Dorsey provided us with an addendum to the 2005 feasibility study. We refer to the 2005 feasibility study and the June 2006 addendum in this quarterly report as the “updated feasibility study”.

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

In addition to the Johnson Camp property, we have options to acquire interests in three exploration stage projects, Coyote Springs and the Texas Arizona Mines project, both located in Arizona, and Mimbres located in New Mexico. We are conducting preliminary exploration activities at the Coyote Springs property, and are planning to initiate preliminary exploration activities on the Mimbres property, to help us determine whether we should exercise the options. We do not believe that these properties are material to our overall operations at this time.

We are also planning on expanding the existing decorative and structural stone operation on the Johnson Camp property within the first year of bringing the Johnson Camp Mine into operation. We are currently leasing this landscape and aggregate rock operation to JC Rock, LLC. Our current contract expires October 31, 2007, and we plan to renew the contract on a short-term basis until we are ready to take over the operation. JC Rock has the right to remove the landscape and aggregate rock from the Johnson Camp property and pays us a royalty of $1.50 per ton, subject to reduction to $1.00 per ton where the wholesale price realized by JC Rock upon resale is less than $6.00 per ton.

Our Plan of Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current reactivation plan includes estimated production of 25 million pounds of copper cathodes per annum.

Our mine operating plan calls for residual leaching of the existing old dumps, and an active leach program of newly mined ore. In order to resume full mining operations, we will have to complete the mine development plan outlined in the updated feasibility study. Our business and our ability to realize our business objectives and implement our operating plan is subject to a number of additional risks and uncertainties, including those discussed under the heading “Risk Factors”.

Estimated Capital Costs

At the time the updated feasibility study was completed, the initial capital costs to be incurred within the first two years following start-up under our mine development schedule were expected to exceed $22 million (including working capital). We now expect that the initial capital costs will exceed $28 million. Such costs relate primarily to: (a) the rehabilitation of solution ponds (which will account for approximately $2.4 million of the anticipated initial capital costs); (b) refurbishment and a modest expansion of the SW-EX copper production facility (approximately $7.4 million); (c) completion of the installation of our primary stage crusher, and the purchase and installation of two secondary stage crushers and conveying equipment (approximately $12.2 million); and (d) other project-related items (approximately $5.8 million).

The increase in our capital cost estimate is primarily due to inflation and the fact that our original capital cost estimate was premised in part on the availability of used crushing and conveying equipment which is increasingly becoming difficult to find; we anticipate that we will have to purchase new crushing and conveying equipment during the initial start-up period.

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

Planned Residual Leach Operations

We anticipate it will take approximately five months to complete sufficient rehabilitation of the Johnson Camp Mine to allow the production of copper from the existing heaps. Accordingly, our goal is to complete the first copper cathode sale no later than December 2007. In order to achieve this objective, we will first have to complete the following at an estimated aggregate cost of approximately $10 million (which is included in our estimate of initial capital costs of approximately of $28 million):

  reconstruction of three solution ponds and their related pump stations;

  rehabilitation of one-half of the solvent-extraction plant;

  rehabilitation of the tank farm;

  rehabilitation of leach solution pumps and pipelines;

  resumption of the application of sulfuric acid to the existing heaps;

  movement of approximately 800,000 tons of material from heap number 1 to other leach areas; and

  minor refurbishment of the eastern portion of the electro-winning plant.

Planned Mining Operations

We anticipate that it will take approximately eleven months from the start of construction to begin producing copper from new ore placed on the heaps. Specifically, we are targeting:

  completion of installation of the two-stage crusher and conveying equipment for April 2008;

  commencement of mining for May 2008; and

  initial production from newly mined ore for June 2008.

We commenced further exploratory drilling on the Johnson Camp property in mid-July, 2007.

We plan to use a mining contractor to mine both the Burro and Copper Chief deposits, and our own employees for process activities.

Liquidity and Financial Resources

In the opinion of management, completion of the special warrant financing and execution of the credit facility with Nedbank has alleviated the company’s risk as to its ability to continue as a going concern as disclosed in our annual report on Form 10-KSB for the year ended December 31, 2006 and our quarterly report on Form 10-QSB for the period ended March 31, 2007.

Cash and Working Capital

The following table sets forth our cash and working capital as of June 30, 2007 and 2006:

	As of		As of
	June 30, 2007		June 30, 2006
Cash reserves	$12,844,943		$860,321
Working capital surplus
(deficiency)	$11,345,693	(1)	$(7,111,453	)(1)

(1) Includes $64,551 and $5,654,958 in current portion long-term debt for 2007 and 2006, respectively.

Special Warrant Financing

We completed an offering of 30,666,700 special warrants on June 5, 2007. The special warrants were offered and sold at a price of $0.75 per special warrant, for aggregate gross proceeds of $23,000,025. Our net proceeds after payment of the costs of the offering, including agents’ commissions, were $21,281,676. Following completion of the offering, we applied a portion of the proceeds to fully repay the $5,000,000 secured bridge loan to Nedbank Limited. We also paid a total of $3,035,474 to certain officers and directors in satisfaction of various accrued and outstanding amounts payable to them including repayment of the $564,812 outstanding amount under the $600,000 revolving credit facility, $315,000 associated with the TMD settlement, repayment of the 50% portion of the related party convertible notes as stipulated in the related debt agreement, as amended, and $2,023,633 in accrued and outstanding consulting fees, salaries, bonuses and fees to certain senior officers and directors which have been accrued over the last four years.

Credit Agreement With Nedbank Limited, as Lead Arranger

We have also entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility that we plan to use to assist in financing the construction, start-up and operation of the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by the Company, with the aggregate amount of all term loans being $25 million. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) June 30, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). In the event that we default under the Credit Agreement, an additional 3.0% interest will be payable in addition to such annual rate and all interest will be payable on demand. Additionally, the Company has agreed to pay $500,000 on the lenders $25 million term loan commitment, of which $50,000 has been credited from a previously expired commitment.

The Credit Agreement is collateralized by substantially all of our assets, restricts the company from incurring certain additional debt, limits the Company’s ability to pay dividends and will be repaid beginning one year after the first drawdown and ending four years after the date of the first draw down, subject to certain prepayment obligations set forth in the Credit Agreement.

The obligations of each lender to fund the term loans under the Credit Agreement are subject to certain conditions as set forth in the Credit Agreement including among other things the implementation of a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. The Company commenced implementation of the hedging program in August 2007, refer to Footnote 8 – Subsequent Events of the Financial Statements for further information.

We have not yet drawn down any principal under the Credit Agreement, but anticipate that we will draw down some funds in the third quarter of 2007.

Results Of Operations – Three and Six Months Ended June 30, 2007 and 2006

The following table sets forth our operating results for the three and six months ended June 30, 2007, as compared with our operating results for the three and six months ended June 30, 2006.

	Three Months Ended			Six Months Ended
			Change			Change
	June 30,	June 30,	(Increase/	June 30,	June 30,	(Increase/
	2007	2006	Decrease)	2007	2006	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-	$-	$-

Operating expenses	1,472,713	1,178,793	293,920	2,430,614	2,675,870	(245,256)
Depreciation, depletion and
amortization	20,836	20,836	-	41,673	41,673	-

Loss from operations	(1,493,549)	(1,199,629)	(293,920)	(2,472,287)	(2,717,543)	245,256

Other income (expense):
Interest expense	(226,804)	(403,787)	176,983	(477,985)	(1,071,234)	593,249
Gain on investments, net	-	46,980	46,980	-	120,739	120,739
Miscellaneous income
(expense)	259,849	90,993	168,856	1,434,285	146,809	1,287,476

Total other income
(expense)	33,045	(265,814)	298,859	956,300	(803,686)	1,759,986

Loss before income taxes	(1,460,504)	(1,465,443)	4,939	(1,515,987)	(3,521,229)	2,005,242

Provision for income taxes	-	-	-	-	-	-

Net Loss	$(1,460,504)	$(1,465,443)	$4,939	$(1,515,987)	$(3,521,229)	$2,005,242

Net Loss Per Basic and
Diluted Shares of Common
Stock:

Weighted average number
of common shares
outstanding	34,434,630	33,844,449		34,323,544	33,344,902

Net loss per share of
common stock	$(0.04)	$(0.04)		$(0.04)	$(0.11)

Net Sales

We did not have any sales during the three and six months ended June 30, 2007 and 2006 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses increased from $1,178,793 for the three months ended June 30, 2006, to $1,472,713 for the three months ended June 30, 2007. This increase was primarily due to an increase of

$486,031 in drilling costs at Coyote Springs and an increase in labor costs of $237,297 resulting primarily from the bonuses earned as a result of the completion of the recent financings. These increases were partially offset by a reduction of $480,687 in professional fees primarily related to the preparation in 2006 of our SEC filings under the Exchange Act, and other activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production.

Our operating expenses decreased from $2,675,870 for the six months ended June 30, 2006 to $2,430,614 for the six months ended June 30, 2007. This decrease was due primarily to a reduction of $909,799 in professional fees primarily related to the preparation during the first half of 2006 of our SEC filings under the Exchange Act, and other activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production. This decrease was partially offset by an increase of $626,170 in drilling costs at Coyote Springs we incurred during the first half of 2007.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense of $20,836 and $41,673 remained the same for the three and six months ended June 30, 2007, respectively, as compared to the three and six months ended June 30, 2006.

Interest Expense

Interest expense is attributable to interest, amortization of debt issuance cost and accretion of warrants issued in conjunction with the loans that we have obtained to fund our operating expenses.

Interest expense decreased by $176,983 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease was due primarily to a reduction in the amortization of debt issuance costs of $80,811 and $102,406 related to our outstanding $5,000,000 secured bridge loan from Nedbank Limited and the outstanding $600,000 revolving line of credit from related parties, respectively, as well as the accretion of expenses related to the issuance of warrants in conjunction with these transactions.

Interest expense decreased by $593,249 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease was due primarily to a reduction in the amortization of debt issuance costs of $243,706 and $409,626 related to our outstanding $5,000,000 secured bridge loan from Nedbank Limited and the outstanding $600,000 revolving line of credit from related parties, respectively, as well as the accretion of expenses related to the issuance of warrants in conjunction with these transactions.

Gain on Investment

During the three and six months ended June 30, 2006 we recognized a gain of $50,165 and $263,477, respectively, on our investment in Allied Gold. These gains were partially offset by declines in the value of the copper put options we purchased in conjunction with the bridge loan from Nedbank during the three and six months ended June 30, 2006, in the respective amounts of $3,185 and $142,738. We liquidated our holdings in Allied Gold and our copper put options during the year ended December 31, 2006.

Miscellaneous Income

Miscellaneous income increased by $168,856 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase was due primarily to $150,000 we received from Platinum Diversified Mining pursuant to the PDM Settlement Agreement entered into during the first quarter of 2007 and a $50,917 increase in interest income.

Miscellaneous income increased by $1,287,476 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This increase was due primarily to $1,250,000 we received from Platinum Diversified Mining pursuant to the PDM Settlement Agreement entered into during the first quarter of 2007.

Net Loss

We experienced a net loss of $1,515,987 for the six months ended June 30, 2007 as compared to a net loss of $3,521,229 for the six months ended June 30, 2006. The decrease in net loss between these periods is primarily related to:

  reduction in operating costs and interest expense, as discussed above; and

  increase in miscellaneous income associated with the PDM Settlement Agreement during the first quarter of 2007, as discussed above.

Cash Flows From Operating Activities

Our cash flows from operating activities during the six months ended June 30, 2007 and 2006 were ($3,774,432) and $28,098, respectively. The Johnson Camp Mine was on a care and maintenance program during these periods. Our cash flows from operating activities for the six months ended June 30, 2007 include a decrease in accounts payable and accrued liabilities of $2,976,886 primarily for the payment of obligations that became due upon the completion of our special warrant financing and $1,250,000 in net proceeds from our settlement with Platinum Diversified Mining. Our cash flows from operating activities during the six months ended June 30, 2006 includes $1,729,391 in proceeds we received from the sale of our investment in Allied Gold.

Cash Flows From Investing Activities

Our cash flows from investing activities during the six months ended June 30, 2007 were ($19,839) due to capital expenditures during this time period. During the six months ended June 30, 2006 our cash flows from investing activities were ($35,221) due primarily to the release of $126,063 of restricted cash for the purchase of copper put options and $105,032 in capital expenditures.

Cash Flows From Financing Activities

Our cash flows from financing activities during the six months ended June 30, 2007 was $15,631,379 compared to $726,247 for the same period in 2006.

In February 2007, we received an additional $100,000 loan from Auramet which had been added to the outstanding principal under the Nedbank bridge loan. After payment of $75,000 in debt issuance costs associated with the extensions of the Nedbank bridge loan, we received $25,000 in net loan proceeds.

As discussed above, in June 2007 we completed the special warrant offering for gross proceeds of $23,000,025 of which $1,718,349 was used to pay the direct offering expenses incurred as a result of the special warrant financing. We then used $5,668,313 of those proceeds to repay our then existing debt of $5,771,813 which consisted of the Nedbank bridge loan, the revolving credit facility and convertible notes.

Each special warrant is convertible into one fully-paid and non-assessable share of common stock and one-half of one common share purchase warrant for no additional consideration. The special warrants are governed by the terms of a special warrant indenture among our company, Computershare Trust Company of Canada, as the special warrant trustee, and Blackmont Capital Inc. The holder of a special warrant will not be deemed a holder of the underlying common stock or warrants until the special warrant is converted.

Under the terms of the special warrant indenture, we are required to:

(a)

file and obtain a receipt for a Canadian non-offering prospectus to qualify the issuance in Canada of (i) the shares of common stock and the warrants issuable upon conversion of the special warrants, and (ii) the shares of common stock issuable upon exercise of the warrants, and;

(b)

file a registration statement under the Securities Act of 1933, as amended, in order to register the resale of (i) the shares issuable upon conversion of the special warrants, and (ii) the shares issuable upon exercise of the warrants.

If we fail to obtain a receipt for a final Canadian prospectus and effectiveness of the U.S. registration statement by December 3, 2007 we will be liable for a liquidity incentive payment to the investors equal to 1% per month (pro-rated), subject to a maximum liquidity incentive payment equal to an aggregate of 12% of the gross proceeds of the offering.

The special warrants will expire on the earlier of:

(a)	the third business day following the date on which we obtain a receipt for the final Canadian prospectus;

(b)	the date that is four months and one day following the date on which we become a reporting issuer under the securities legislation of any province or territory of Canada; and

(c)	June 5, 2009, being the date which is two years following the date of the special warrant indenture.

The holder of a special warrant that has not expired in accordance with its terms may elect to convert its special warrant into the underlying shares of common stock and warrants at any time after December 3, 2007. Each special warrant that has not been converted by the holder will be converted by the special warrant trustee immediately prior to the time of its expiry without the need for any action on the part of the holder.

A total of 15,333,350 warrants are issuable upon conversion of the special warrants. Each warrant, when issued, will entitle the holder to purchase one share of common stock until June 5, 2012 at a price of $1.10 per share. The warrants are governed by the terms of a warrant indenture between our company and Computershare Trust Company of Canada, as the warrant agent.

In connection with the special warrants offering the Company entered into an agency agreement whereby the Company paid a cash commission of 6% of the gross proceeds realized from the sale of the special warrants to the agents and issued 1,840,002 stock options to the agents entitling them to acquire one share of common stock of the Company at anytime within the subsequent 24 month period at an exercise price of $0.75. For financial reporting purposes, the stock options have been valued at $513,436.

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

Long-Lived Assets

Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the year ended December 31, 2006 and the six months ended June 30, 2007.

Valuation of Stock Options and Warrants

From time to time our company issues stock options and warrants. We use the Black-Scholes option pricing model to estimate the fair value of stock options and warrants issued. The Black-Scholes option pricing model utilizes the risk free interest rate on the date of issuance for a term that is equivalent to the expected term of the options and warrants issued, the expected forfeiture rate based on historical employee turnover rates, the volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group and the projected dividend yield of the Company’s common stock.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At June 30, 2007 the recorded value of accrued reclamation costs was $191,228. We will recognize increases to our asset retirement obligation concurrently with the impact of our mining activity, if and when such additional mining activity occurs.

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

In June 2006 the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF Issue No. 06-3 applies to any taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and customer, and may include but is not limited to sales, use, value added and some excise taxes. EITF Issue No. 06-3 requires an entity to disclose if taxes are presented in the income statement on a gross or net basis. Additionally, an entity that reports any such taxes on a gross basis should also disclose the amounts of those taxes in interim and annual financial statements for each period an income statement is presented if those amounts are significant. EITF Issue No. 06-3 applies with respect to any interim and annual reports filed after December 15, 2006. We adopted the provisions of EITF Issue No. 06-3 in January 2007. The Company uses the net basis for accounting for taxes imposed in connection with a specific-revenue producing transaction.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We plan to adopt this standard beginning January 2008; at this time, it is uncertain if doing so will have a material impact on our consolidated financial statements.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007 (under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of June 30, 2007, due to certain material weaknesses in internal control over financial reporting.

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

During the second quarter of 2007, we identified the following material weakness with respect to our company’s internal control over financial reporting: We valued a stock option grant to third parties using the incorrect expected term of the stock option. This issue was identified and corrected prior to the filing with the SEC of our company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2007.

We use a third party consulting firm to assist us with the estimation of the variables that are required to be calculated in connection with the valuation of stock option and warrant transactions. In order to address this material weakness, subsequent to the quarter ended June 30, 2007, we implemented a procedure to clearly identify to our third party consulting firm if the stock option holder is an employee, director, or third party.

Additionally, prior to completion of our special warrant financing in June 2007 we did not have sufficient financial resources to add additional personnel to our accounting department and, as a result, our Chief Financial Officer and only one other person have been responsible for booking of entries in our financial records. We have concluded that this continues to represent a material weakness with respect to our company’s internal control over financial reporting. We are in the process of recruiting and hiring the necessary accounting personnel.

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

We have a history of losses and expect to incur losses in the future. We had no revenues and net losses of $6,283,878 for the year ended December 31, 2006, and additional net losses of $1,515,987 during the six months ended June 30, 2007. As of June 30, 2007, we had working capital of $11,345,693, but we expect to incur in excess of $28 million in initial capital costs within the first two years of start up (including working capital), and an additional $3 million in capital costs in the following two years. The Johnson Camp Mine produced copper during the 1975 to 2003 period, but we currently have no commercial production at the Johnson Camp Mine. Accordingly, we expect to continue to incur losses until such time as the Johnson Camp Mine enters into commercial production and generates sufficient revenues to fund our continuing operations. We cannot guarantee that we will successfully bring the Johnson Camp Mine or any of our other properties into commercial production or, if we do, that we will be able to generate sufficient revenues to fund our operations or achieve or sustain profitability.

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

The Johnson Camp Mine will require an average of 36,500 tons of sulfuric acid per year. Sulfuric acid supply for SX-EW projects in the Southwest U.S. is produced primarily as a smelter by-product at smelters in the Southwest U.S. and in Mexico. We hope to negotiate a long term supply contract with the owner of one or more of these smelters for sulfuric acid, however there can be no assurances that we will be successful. Any prolonged interruption in the supply of sulfuric acid, or any significant increase in the costs over those estimated in the feasibility study, may have an adverse impact on our financial condition.

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

We intend to use equipment we already own for operations at the Johnson Camp Mine. However, our mine plan calls for the acquisition or installation of certain additional equipment, including an overland conveyor system and certain equipment needed to rehabilitate and upgrade the existing SX/EW plant at the Johnson Camp Mine. There can be no assurance that we can source the additional equipment that we require, that the transportation costs of equipment to be relocated to the Johnson Camp Mine will not be higher than anticipated by us, or that such equipment will arrive in good working condition.

Our estimates of reserves are inherently subject to error, particularly since we have no recent operating history on which to base such estimates. Our actual results may differ due to unforeseen events and uncontrollable factors that can have significant adverse impacts.

The Johnson Camp Mine has no recent operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed by third parties, the methodologies and results of which we have assumed are reasonable and accurate, which results form the basis for, and constitute a fundamental variable in, the updated feasibility study. Winters, Dorsey derived estimates of cash operating costs based upon information provided by our company and anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors.

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

We will incur substantial debt and have granted a security interest in our assets. If we are unable to repay our loans when they become due, the lenders would be entitled to realize upon their security.

We have entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility that will be used our company to assist in financing the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our company, with the aggregate amount of all term loans being $25 million. The term loans will be available until the earlier of (i) the date of termination of the lender commitments; (ii) the first principal repayment date and (iii) June 30, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the LIBOR rate for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). If we default under the Credit Agreement, an additional 3.0% interest will be payable in addition to such annual rate and all interest will be payable on demand.

The Credit Agreement must be repaid beginning one year after the first draw down and ending four years after the date of the first draw down, subject to certain prepayment obligations set forth in the Credit Agreement. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including patented mining claims, fee lands and unpatented mining claims. The lenders would be entitled to realize upon their security interests if we are unable to repay or refinance the loans as they become due and seize our assets. In addition, pursuant to the terms of the Credit Agreement, we are restricted from paying dividends or making distributions on shares of our common stock, and from incurring exploration expenses on the Coyote Springs and Mimbres properties during the period that the term loans are available of more than $1,500,000 and $100,000, respectively. There is no assurance that we will be able to raise sufficient financing to repay this loan as it becomes due, or upon our ability to refinance the loans on acceptable terms, if at all.

We may require additional financing to complete the development and reactivation of the Johnson Camp Mine, the availability of which cannot be assured.

We expect that the initial capital costs within the first two years of start-up of the Johnson Camp Mine will exceed $28 million (including working capital). Our estimated capital costs, and our estimated operating expenses, may change with our actual experience as our mine plan is implemented. We may still require additional financing to carry out our mine plan. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may be forced to place the Johnson Camp Mine on care and maintenance status.

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

Our success depends on our key executives, John Perry and Erland Anderson, and key operating personnel at the Johnson Camp Mine, Eric Ivey and Mathew Williams. We face intense competition for qualified personnel, and the loss of the services of one or more of such key personnel could have a material adverse effect on our business. Our ability to manage exploration and development activities, and hence our success, will depend in large part on the efforts of these individuals. We cannot be certain that we will be able to attract and retain such personnel in the future.

If we succeed in reactivating the Johnson Camp Mine, we will have to significantly expand our workforce. We may not be successful in recruiting the necessary personnel, or in managing the new challenges that we will face with any significant growth.

Our plan to reactivate the Johnson Camp Mine requires us to expand our workforce at the Johnson Camp Mine to approximately 60 employees, and hire various contractors. This growth will place substantial demands on our company and our management. Our ability to assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate and manage employees. We will also have to adopt and implement new systems in all aspects of our operations. We have no assurance that we will be able to recruit the personnel required to execute our programs or to manage these changes successfully.

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

We have identified certain material weaknesses in our internal controls over financial reporting that we are in the process of addressing. We cannot be certain that we will be able to complete our evaluation of our internal controls, testing and any required remediation in a timely fashion once we become subject to the requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to express an opinion on the effectiveness of our internal controls beginning with the year ending December 31, 2008), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

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

Item 1.                Legal Proceedings

Other than as set forth below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact our financial position, results of operations or cash flows.

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in our annual reports on Form 10-KSB for the years ended December 31, 2006, 2005 and 2004, ADEQ issued a Compliance Order on September 7, 2002, requiring our company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, we entered into a stipulated judgment with ADEQ which assessed civil penalties against us in the amount of $4,325,000. The stipulated judgment can only be entered should a default notice issued pursuant to the Compliance Order not be cured within 60 days after notice is received. The Compliance Order further provides that any future violations of Arizona’s aquifer protection laws would subject us to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment. We have not received a default notice under the Compliance Order, and the stipulated judgment has not been entered against us.

In response to the Compliance Order, we applied $1.5 million in escrowed funds to environmental remediation activities at the Johnson Camp Mine, and to the preparation and filing of an Aquifer Protection Permit application with ADEQ in June 2003. ADEQ responded to the Aquifer Protection Permit application by letter dated September 2, 2003 which included a comprehensive list of specific deficiencies. We submitted a partial response on September 28, 2006, but could not provide certain financial assurances required by ADEQ. In reply, ADEQ issued an Administrative Review Notice dated May 18, 2007 which included among other new items, lack of the required financial assurances as a deficiency. We submitted a response on July 2, 2007, but due to technical reasons were unable to provide certain financial assurance in a form required by ADEQ. On July 6, 2007 we received a notice of violation because financial assurance was not provided. We fully responded to the notice of violation on August 10, 2007 including documentation evidencing our submission of financial assurance submitted to ADEQ on August 1, 2007.

Settlement Agreement with Platinum Diversified Mining, Inc. and its Subsidiaries

As disclosed in our quarterly report on Form 10-QSB for the period ended March 31, 2007, we entered into a settlement agreement dated March 7, 2007 with Platinum Diversified Mining, Inc. (“Platinum”) and Platinum’s direct and indirect subsidiaries, Platinum Diversified Mining USA, Inc. (“PDM USA”) and PDM Merger Corp. (together with Platinum and PDM USA, the “PDM Parties”), in connection with the agreement and plan of merger dated October 23, 2006 (the “Merger Agreement”) among the parties. Under the settlement agreement, the PDM Parties have agreed to pay our company an amount up to $3.6 million in full and final settlement of all claims and disputes between the parties, as follows:

(a)

The PDM Parties agreed forthwith to pay the sum of $1.1 million to our company (the “Initial Payment”), to be paid by way of the release to our company of the $1 million previously deposited by Platinum with American Stock Transfer & Trust Company (“AST”), as escrow agent, pursuant to the Merger Agreement (including interest, but net of AST’s expenses), with any shortfall to be paid from Platinum’s working capital; and

(b)

Platinum has agreed to pay the sum of $50,000 to our company each calendar month, beginning on April 1, 2007 (the “Monthly Payments”) until the earlier of (i) the completion of an acquisition by Platinum that meets certain prescribed criteria (a “Qualifying Acquisition”), or (i) the actual liquidation of Platinum if it has not entered into a letter of intent or agreement in principle to effect a Qualifying Acquisition, or if it has not completed a Qualifying Acquisition, by certain prescribed dates.

As previously reported, we received the Initial Payment of $1.1 million. If Platinum completes a Qualifying Acquisition, Platinum will be required to pay the balance owing on the settlement sum of $3.6 million (the “Balance of Settlement Funds”), net of the Initial Payment and any Monthly Payments actually received by our company. The Balance of Settlement Funds will be payable to our company out of certain funds being held in trust (the “Trust Funds”) as a condition of Platinum’s listing as a special purpose acquisition corporation on the AIM market (“AIM”) of the London Stock Exchange. If the Trust Funds are insufficient to pay the Balance of Settlement Funds, Platinum will be required to pay to our company the greater of: (i) the funds available and (ii) $1 million. Thereafter, Platinum will continue to be obligated to make the Monthly Payments, plus interest, until the Balance of Settlement Funds has been paid.

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

On June 5, 2007, Platinum provided an update in which it confirmed that the two letters of intent related to:

(a)	the acquisition all of the assets of Moen Builders, M & W Milling and Roy and Marlene Moen in the Virginia City District of Madison County, Montana (the “Virginia City Acquisition:); and

(b)	the acquisition of all interests held by a private Santiago family for two copper properties in northern Chile (the "Chilean Acquisition").

However, Platinum disclosed that the results of the due diligence it had undertaken in connection with the Virginia City Acquisition had indicated lower resource estimates than previously expected, and, as a result, Platinum had terminated the letter of intent in respect of the Moen Acquisition. In respect of the Chilean Acquisition, Platinum announced that a third party purchase contracts to which the property was subject had been exercised, and that accordingly, Platinum is not likely to gain full control of the property. It indicated that it instead will acquire the underlying passive ownership interests, amounting to a net smelter royalty of two per cent.

On June 5, 2007, Platinum also disclosed that it had entered into a non-binding term sheet with Golden Eagle International Inc. ("Golden Eagle"), a company quoted on the OTC Bulletin Board, in respect of the following transactions:

(a)	the acquisition of Golden Eagle's Buen Futuro gold and copper project in eastern Bolivia consisting of 2,500 acres located 186 miles north of Santa Cruz, Bolivia;

(b)	a joint venture on Golden Eagle's Precambrian Properties (“Joint Venture”); and

(c)	an option for the acquisition by the Company of Golden Eagle's Gold Bar Mill located in Eureka, Nevada.

On June 28, 2007, Platinum announced that it had terminated its earlier-announced talks to buy Golden Eagle’s Buen Futuro gold and copper project in eastern Bolivia, but that it had signed a letter of intent to acquire International Consolidated Minerals Ltd., which holds the Pachapaqui Mine, a silver, lead, zinc and copper asset in Peru

Platinum’s ability to complete a Qualifying Acquisition remains unclear to our company’s management at this time.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Our non-executive directors earned the following additional deferred stock units during the three months ended June 30, 2007: T. Sean Harvey earned 1,884.921 deferred stock units, Douglas Hamilton earned 14,285.714 deferred stock units, John Cook earned 11,607.143 deferred stock units, and Stephen Seymour earned 8,928.571 deferred stock units. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Mr. Nesmith voluntarily resigned as a director of our company effective March 29, 2007. At the time of his resignation, Mr. Nesmith was Nord’s Lead Director and the Chairman of Nord’s Executive Committee. He was also a member of Nord’s Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee. Upon his resignation, Mr. Nesmith became entitled to receive 64,376 shares of common stock in exchange for the 64,376.651 deferred stock units that he held immediately prior to this resignation. We issued these securities to Mr. Nesmith in May 2007 pursuant to section 3(a)(9) of the Securities Act of 1933, as amended.

During the second quarter of 2007, we issued 40,000 shares of our common stock valued at $30,000 to John Perry pursuant to his employment agreement. Mr. Perry was recently appointed as our President and Chief Executive Officer, and continues to serve as our Chief Financial Officer, Secretary and Treasurer until a suitable replacement to fill those offices can be found. We issued these securities to Mr. Perry, an accredited investor, relying on Section 4(2) of the Securities Act of 1933, as amended.

On June 11, 2007 we issued a total of 900,000 stock options to our six directors, 500,000 stock options to John Perry, our Chief Executive Officer and 250,000 stock options to Erland Anderson, our Chief Operating Officer, pursuant to our 2006 Stock Incentive Plan. The options granted to the non-executive directors and officers of the Company will vest as to one-third at time of grant, as to one-third on June 11, 2008 and as to the balance on June 11, 2009. The options are exercisable for a period of ten years at an exercise price of $0.68 per share. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

During the second quarter of 2007, we issued a total of 150,000 shares of common stock upon exercise of certain outstanding common stock purchase warrants at an aggregate exercise price of $52,500. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 29, 2007, we issued: (a) 130,000 fully paid and non-assessable shares of common stock to Mr. Hirsch upon conversion of 50 percent of the outstanding principal and interest under a $35,000 convertible promissory note dated June 29, 2004, at a conversion price of $0.175 per share; (b) 212,195 fully paid and non-assessable shares of common stock to Mr. Seymour upon conversion of 50 percent of the outstanding principal and interest under a $66,000 convertible promissory note dated August 19, 2004, at a conversion price of $0.20 per share; (c) 337,458 fully paid and non-assessable shares of common stock to Mr. Hirsch upon conversion of 50 percent of the outstanding principal and interest under a $106,000 convertible promissory note dated October 4, 2004, at a conversion price of $0.20 per share. We issued these securities to accredited investors, relying on section 3(a)(9) of the Securities Act of 1933, as amended.

On June 5, 2007, we completed an offering of 30,666,700 special warrants on June 5, 2007. The special warrants were offered and sold at a price of $0.75 per special warrant, for aggregate gross proceeds of approximately $23 million. Each special warrant is convertible into one share of common stock and one-half of one common stock purchase warrant for no additional consideration. Each warrant, when issued, will entitle the holder to purchase one share of common stock for a period of five years following the date of closing of the private placement at a price of $1.10 per share. A total of 3,948,800 special warrants were sold to institutional “accredited investors” (as defined in Rules 501(a)(1), (2), (3) and (7) of Regulation D under the Securities Act of 1933, as amended), pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. The balance of 26,717,900 special warrants were sold in “offshore transactions” to persons who are not “U.S. persons” (each as defined in Rule 902 of Regulation S under the Securities Act of 1933), pursuant to Rule 903 of Regulation S under the Securities Act of 1933, and in accordance with applicable local securities laws.

In connection with the special warrants offering, we entered into an agency agreement whereby, on June 5, 2007 we issued 1,840,002 stock options to the agents entitling them to acquire one share of common stock of the Company at anytime within the subsequent 24 month period at an exercise price of $0.75. These options were issued to non-U.S. persons in an “offshore transaction”, pursuant to Rule 903 of Regulation S under the Securities Act of 1933, and in accordance with applicable local securities laws.

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

4.72	Special Warrant Indenture among Nord Resources Corporation, Blackmont Capital Inc. and Computershare Trust Company of Canada, as special warrant trustee, dated June 5, 2007(28)

4.73	Warrant Indenture between Nord Resources Corporation and Computershare Trust Company of Canada, as warrant agent, dated June 5, 2007(28)

4.74	Registration Rights Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(28)

4.75	Agent’s Option Certificate issued to Blackmont Capital Inc., dated June 5, 2007(28)

4.76	Agent’s Option Certificate issued to Salman Partners Inc., dated June 5, 2007(28)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Waiver Agreement between Nord Resources Corporation and Ronald A. Hirsch dated February 15, 2006(3)

10.3	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004(1)

10.4	Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated February 15, 2006(3)

10.5	Nord Resources Corporation Stock Option granted to Erland Anderson February 1, 2006(3)

10.6	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005(1)

10.7	Memorandum of Understanding between Nord Resources Corporation and John Perry regarding employment matters dated March 28, 2005(1)

10.8	Waiver Agreement between Nord Resources Corporation and John Perry dated February 15, 2006(3)

10.9	Letter Agreement between Nord Resources Corporation and Nicholas Tintor regarding employment matters dated February 15, 2006(3)

10.10	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004(1)

10.11	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004(1)

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

10.63	Agreement and Plan of Merger dated October 23, 2006 by and among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(18)

10.64	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Ronald A. Hirsch(18)

10.65	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Stephen Seymour(18)

10.66	Deposit Escrow Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and American Stock Transfer & Trust Company(18)

10.67	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Ron A. Hirsch dated November 2, 2006(19)

10.68	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Erland A. Anderson dated November 2, 2006(19)

10.69	Letter Agreement respecting a performance bonus between Nord Resources Corporation and John T. Perry dated November 2, 2006(19)

10.70	Amended and Restated Assignment Agreement dated as of October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(20)

10.71	Seventh Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated November 2, 2006(20)

10.72	Settlement Agreement dated March 7, 2007 among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(25)

10.73	Eighth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 19, 2007(27)

10.74	Ninth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated as of April 30, 2007(27)

10.75	Agency Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(28)

10.76	Form of Subscription Agreement dated June 5, 2007 between Nord Resources Corporation and each purchaser of special warrants(28)

10.77	Tenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated July 31, 2007(28)

10.78	Credit Agreement dated as of June 28, 2007 between Nord Resources Corporation, Cochise Aggregates and Materials, Inc., Nedbank Limited and the Lenders from time to time party thereto(28)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Name of Subsidiary	Jurisdiction of Incorporation
Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(28)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(28)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(28)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from Amendment No. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from Amendment No. 2 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on July 21, 2006.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 8, 2006.

(11)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(13)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(14)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on September 28, 2006.

(15)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 2, 2006.

(16)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 4, 2006.

(17)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 23, 2006.

(18)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 25, 2006.

(19)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 7, 2006.

(20)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(21)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on December 26, 2006.

(22)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on January 16, 2007.

(23)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 5, 2007.

(24)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 26, 2007.

(25)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(26)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 26, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(28)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:
/s/ John T. Perry
John T. Perry
President, Chief Executive Officer,
Chief Financial Officer, Secretary and
Treasurer
Date: August 14, 2007