Form 10QSB
period 2007-09-30
NORD RESOURCES CORP
filed 2007-11-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 35,921,095 shares of common stock as of November 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
September 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation (the “Company”) are included in this Quarterly Report on Form 10-QSB:

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$9,763,893
Accounts receivable	79,089
Prepaid expenses and other	77,940

Total Current Assets	9,920,922

Property and Equipment, at cost:
Property and equipment	3,924,031
Less accumulated depreciation and amortization	(1,415,193)
2,508,838
Construction in progress	4,707,726

Net Property and Equipment	7,216,564

Other Assets:
Restricted cash	688,201
Debt issuance costs, net of accumulated amortization	696,418
Total Other Assets	1,384,619

Total Assets	$18,522,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,874,477
Accrued expenses	454,119
Current maturities of long-term debt	45,801
Current maturity of capital lease obligation	12,500

Total Current Liabilities	2,386,897

Long-Term Liabilities:
Derivative contracts	9,454,750
Accumulated reclamation costs	195,781
Other	66,152

Total Long-Term Liabilities	9,716,683

Total Liabilities	12,103,580

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 100,000,000 shares authorized,
35,778,095 shares issued and outstanding	357,781
Additional paid-in capital	87,632,526
Special warrants	20,820,932
Accumulated deficit	(92,937,964)
Accumulated other comprehensive income (loss)	(9,454,750)

Total Stockholders’ Equity	6,418,525

Total Liabilities and Stockholders’ Equity	$18,522,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

Net sales	$-	$-

Operating expenses	3,997,919	4,732,821
Depreciation, depletion and amortization	78,350	62,510

Loss from operations	(4,076,269)	(4,795,331)

Other income (expense):
Interest expense	(482,589)	(1,371,786)
Gain on investments, net	-	2,020,739
Legal settlement	3,617,166	-
Miscellaneous income	466,389	270,904

Total other income (expense)	3,600,966	919,857

Loss before income taxes	(475,303)	(3,875,474)

Provision for income taxes	-	-

Net loss	$(475,303)	$(3,875,474)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted average number of common shares outstanding	34,667,008	33,532,891

Net loss per share of common stock	$(0.01)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

Net sales	$-	$-

Operating expenses	1,567,305	2,056,951
Depreciation, depletion and amortization	36,677	20,837

Loss from operations	(1,603,982)	(2,077,788)

Other income (expense):
Interest expense	(4,604)	(300,552)
Gain on investments, net	-	1,900,000
Legal settlement	2,350,000	-
Miscellaneous income	299,270	124,095

Total other income	2,644,666	1,723,543

Income (loss) before income taxes	1,040,684	(354,245)

Provision for income taxes	-	-

Net income (loss)	$1,040,684	$(354,245)

Basic earnings (loss) per share of common stock	$0.03	$(0.01)
Weighted average number of basic common shares outstanding	35,344,652	33,903,478

Diluted earnings (loss) per share of common stock	$0.03	$(0.01)
Weighted average number of diluted common shares outstanding	40,617,503	33,903,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

						Accumulated	Total
			Additional			Other	Stockholders’
			Paid-in	Special	Accumulated	Comprehensive	Equity
	Common Stock		Capital	Warrants	Deficit	Income (Loss)	(Deficit)
	Shares	Amount

Balance at December 31,
2006	34,018,043	$340,181	$85,563,087	$-	$(92,462,661)	$-	$(6,559,393)
Comprehensive loss:
Net loss	-	-	-	-	(475,303)	-	(475,303)
Cash flow hedge, net	-	-	-	-	-	(9,454,750)	(9,454,750)
Comprehensive loss	-	-	-	-	-	-	(9,930,053)

Common stock issued for
Coyote Springs	33,332	333	36,332	-	-	-	36,665
Common stock issued to
settle accounts payable	139,880	1,399	161,601	-	-	-	163,000

Exercise of warrants	717,160	7,171	350,180	-	-	-	357,351
Compensation expense
from issuance of stock
options	-	-	625,756	-	-	-	625,756
Issuance of special
warrants (net of
offering costs of
$2,179,093)	-	-	-	20,820,932	-	-	20,820,932
Issuance of stock options
in connection with
special warrant
financing	-	-	513,436	-	-	-	513,436
Common stock issued for
deferred stock units	90,027	901	(901)	-	-	-	-
Conversion of
convertible notes,
related party	679,653	6,796	125,884	-	-	-	132,680
Warrants issued in
connection with bridge
loan	-	-	85,846	-	-	-	85,846
Compensation expense
from issuance of
deferred stock units	-	-	92,305	-	-	-	92,305
Common stock issued for
services	100,000	1,000	79,000	-	-	-	80,000

Balance at September 30,
2007	35,778,095	$357,781	$87,632,526	$20,820,932	$(92,937,964)	$(9,454,750)	$6,418,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(475,303)	$(3,875,474)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	78,350	62,510
Accretion expense on accrued reclamation costs	13,659	11,976
Amortization of debt issuance costs	100,000	483,791
Write-off of deferred offering costs	-	397,803
Write-off of deposit on abandoned financing	-	50,000
Accretion of discount on debt	85,846	500,481
Stock option mark to market adjustment	-	26,250
Copper put options mark to market adjustment	-	142,738
Issuance of common stock and deferred stock units for services rendered	172,305	336,010
Issuance of stock options for services rendered	625,756	477,239
Gain on sale of securities held for trading	-	(261,712)
Proceeds from sale of securities held for trading	-	1,729,391
Beneficial conversion feature recorded as interest expense	-	1,722
Changes in assets and liabilities:
Accounts receivable	(74,162)	(117,705)
Other assets	(46,997)	(118,078)
Accounts payable	663,087	144,508
Accrued expenses	(2,364,404)	854,618

Net Cash Provided (Used) By Operating Activities	(1,221,863)	846,068

Cash Flows From Investing Activities:
(Increase) decrease in restricted cash	(688,201)	126,063
Purchase of copper put options	-	(56,252)
Capital expenditures	(441,551)	(109,068)
Construction in progress	(4,203,690)	-

Net Cash (Used) By Investing Activities	(5,333,442)	(39,257)

Cash Flows From Financing Activities:
Deferred financing costs	-	(245,805)
Debt issuance costs	(721,418)	(161,065)
Principal payments on notes payable	(5,668,313)	-
Proceeds from issuance of notes payable	25,000	1,011,242
Principal payments on capital leases	(15,625)	(14,063)
Proceeds from issuance of special warrants	23,000,025	-
Offering costs paid in connection with special warrant financing	(1,665,657)	-
Proceeds from exercise of warrants	357,351	-
Proceeds from issuance of common stock	-	82,000

Net Cash Provided By Financing Activities	15,311,363	672,309

Net Increase in Cash and Cash Equivalents	8,756,058	1,479,120

Cash and Cash Equivalents at Beginning of Period	1,007,835	141,197

Cash and Cash Equivalents at End of Period	$9,763,893	$1,620,317

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Interest	$290,368	$377,567
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	36,665	29,010
Stock options issued for purchase of property	-	20,340
Stock options issued in connection with special warrant financing	513,436	-
Warrants issued in connection with debt facilities	85,846	260,729
Common stock issued for settlement of accounts payable	163,000	36,924
Common stock issued in exchange for deferred stock units	901	-
Debt issuance costs paid through notes payable	75,000	-
Common stock issued upon conversion of related party convertible notes	132,680	-
Mark to market of cash flow hedges	9,454,750	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2007. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 previously filed with the Securities and Exchange Commission.

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

There are 6,415,001 stock options outstanding at September 30, 2007, of which 3,715,001 are non-qualified, non-plan stock options and 2,700,000 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2008 to 2017.

The Company granted 450,000 and 2,100,000 stock options to employees and directors during the three and nine month periods ended September 30, 2007, respectively. The Company recognized $253,162 and $625,756 in compensation expense related to employee and director stock options for the three and nine month periods ended September 30, 2007, respectively. There were no stock option grants to employees or directors during the three months ended September 30, 2006. During the nine months ended September 30, 2006 the Company granted 1,975,000 stock options to employees and directors and recognized $477,239 compensation expense.

As summarized in the following table, no stock options were exercised during the three and nine months ended September 30, 2007. No stock options either expired or were cancelled during the three months ended September 30, 2007. However, 449,999 stock options either expired or were cancelled in accordance with their terms during the nine month period ended September 30, 2007.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted
		Average
	Number of Shares	Exercise Price
Three Months Ended September 30, 2007
Options outstanding at June 30, 2007	5,965,001	$.69
Granted	450,000.85
Exercised	-	-
Cancelled/Expired	-	-

Options outstanding at September 30, 2007	6,415,001	$.70

Nine Months Ended September 30, 2007
Options outstanding at December 31, 2006	2,924,998	$.79
Granted	3,940,002.73
Exercised	-	-
Cancelled/Expired	(449,999)	1.61

Options outstanding at September 30, 2007	6,415,001	$.70

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of September 30, 2007:

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average	Intrinsic
	Outstanding	Life in Years	Exercise Price	Value

Total stock options	6,415,001	5.0	$.70	$4,958,800
Exercisable stock options	4,815,001	3.7	.68	3,819,800

The market price of the Company’s common stock on September 30, 2007 was $1.47 per share. The weighted average exercise price of the total and exercisable stock options was $0.70 and $0.68, respectively. Accordingly, the intrinsic value of such total stock options and exercisable stock options was $4,958,800 and $3,819,800, respectively.

The following table summarizes the unvested stock options outstanding as of September 30, 2007:

		Weighted
		Average Grant
	Number of	Date
	Options	Fair Value
Three Months Ended September 30, 2007
Non-vested options outstanding at June 30, 2007	1,300,000	$.55
Granted	450,000.63
Vested	(150,000)	.63
Cancelled/Forfeited	-	-

Non-vested Options outstanding at September 30, 2007	1,600,000	$.57

Nine Months Ended September 30, 2007
Non-vested options outstanding at December 31, 2006	533,333	$.78
Granted	3,940,002.42
Vested	(2,806,668)	.39
Cancelled/Forfeited	(66,667)	.78

Non-vested Options outstanding at September 30, 2007	1,600,000	$.57

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total grant date fair value of options vested during the three and nine months ended September 30, 2007 was $95,093 and $1,097,916, respectively. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of September 30, 2007, 1,600,000 stock options remained unvested, resulting in $567,389 in compensation expense to be recognized over 1.8 years.

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

The Company granted 3,940,002 and 2,074,999 (2006 includes 99,999 stock options issued pursuant to the Coyote Springs property option agreement) stock options during the nine month periods ended September 30, 2007 and 2006, respectively. The fair values for the stock options granted during the nine month periods ended September 30, 2007 and 2006 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Risk-free interest rate	4.9% to 5.0%	4.5% to 4.9%
Expected life	2.0 to 5.5 years	1.5 to 5.5 years
Expected volatility	78% to 91%	60% to 90%
Expected dividend yield	0%	0%

Deferred Stock Units

During the three and nine months ended September 30, 2007 and 2006, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to them for the three and nine months ended September 30, 2007 and 2006. Accordingly, during the three and nine months ended September 30, 2007, the Company credited a total of 20,763 and 108,513 DSUs, respectively, to its non-executive directors, and recognized expenses of $30,625 and $92,305, respectively, related to the issuance of these DSUs. During the three and nine months ended September 30, 2006 the Company credited a total of 46,464 and 114,433 deferred stock units to its non-executive directors, and recognized expense of $36,250 and $90,624 related to the issuance of these DSUs, respectively. The DSUs were granted under the 2006 Stock Incentive Plan. As of September 30, 2007, there were 164,727 DSUs outstanding.

Common Stock

The Company did not issue any shares of common stock to employees during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company issued 100,000 shares of fully paid and non-assessable common stock to an officer of the Company with a weighted average grant date fair value of $0.80 per share. Stock-based compensation related to these awards of

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$80,000 is included in operating expenses for the nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, the Company issued 60,000 and 606,471 shares of fully paid and non-assessable common stock to employees of the Company with a weighted average grant date fair value of $.78 and $.64 per share, respectively. Total stock based compensation of $175,483 and $839,499 was included in operating expenses for the three and nine months ended September 30, 2006, respectively.

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

If the Company fails to obtain a receipt for a final Canadian prospectus and effectiveness of the U.S. registration statement by December 3, 2007, being the 180th day following the closing date of the special warrant offering, the Company will be liable for a liquidity incentive payment to the investors equal to 1% per month (pro-rated), subject to a maximum liquidity incentive payment equal to an aggregate of 12% of the gross proceeds of the offering. The Company anticipates obtaining a receipt for the final Canadian prospectus and effectiveness of the U.S. registration statement by December 14, 2007 (the “Anticipated Qualification Date”), and has recognized $81,613 in expense related to the liquidity incentive. Since obtaining a receipt for the final Canadian prospectus and effectiveness of the U.S. registration statement is within the discretion of the responsible securities regulators, there is no assurance that Anticipated Qualification Date will not be delayed.

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

Increase in Authorized Share Capital

On May 8, 2007, the Company amended its Certificate of Incorporation to increase its authorized capital from 50,000,000 to 100,000,000 shares of common stock with a par value of $0.01 per share.

4.      PROJECT FINANCING

The Company entered into a Credit Agreement dated June 28, 2007 (the “Credit Agreement”) with Nedbank Limited (“Nedbank”), as administrative agent and lead arranger.

The Credit Agreement provides for a $25 million secured term loan credit facility that will be used by the Company to assist in financing the construction, start-up and operation of the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by the Company, with the aggregate amount of all term loans being $25 million. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) June 30, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). In the event that the Company defaults under the Credit Agreement, an additional 3.0% interest will be payable in addition to such annual rate and all interest will be payable on demand. Additionally, the Company paid a $500,000 loan fee on the lenders $25 million term loan commitment, of which $50,000 was credited from a previously expired commitment.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the company from incurring certain additional debt, limits the Company’s ability to pay dividends and will be repaid beginning one year after the first draw down and ending four years after the date of the first draw down, subject to certain prepayment obligations set forth in the Credit Agreement.

Additionally, pursuant to the Credit Agreement, the Company was required to put in place a copper price protection program for a portion of its copper output from the Johnson Camp Mine.

The Company has not yet drawn down any principal under the Credit Agreement, but anticipates that it will draw down funds in the fourth quarter of 2007.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.      BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 57,368,285 and 9,484,825 shares of common stock for the nine months ended September 30, 2007 and 2006, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. Outstanding options, warrants and other dilutive securities to purchase 150,000 and 9,484,825 shares of common stock for the three months ended September 30, 2007 and 2006, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. In addition, outstanding warrants to purchase 46,000,050 shares of common stock are not included in the computation of diluted earnings per share for the three months ended September 30, 2007 as their issuance is contingent upon certain conditions that had not been satisfied as of September 30, 2007 and would not be issuable if September 30, 2007 was the end of the related contingency period.

In addition, outstanding warrants to purchase 46,000,050 shares of common stock are not included in the computation of diluted earnings per share for the three months ended September 30, 2007 as their issuance is contingent upon certain conditions that had not been satisfied as of September 30, 2007 and would not be issuable if September 30, 2007 was the end of the related contingency period.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,
	2007	2006
Net income available for common stock holders	$1,040,684	$(354,245)

Weighted average outstanding shares of common stock	35,344,652	33,903,478
Dilutive effect of warrants and stock options	5,272,851	-
Common stock and common stock equivalents	40,617,503	33,903,478
Earnings per share:
Basic	$0.03	$(.01)
Diluted	$0.03	$(.01)

6.      PLATINUM DIVERSIFIED SETTLEMENT

On September 24, 2007, the Company received the final payment of approximately $2.2 million pursuant to its Settlement Agreement dated March 7, 2007, with Platinum Diversified Mining, Inc. (“PDM”) and PDM’s direct and indirect subsidiaries, Platinum Diversified Mining USA, Inc. (“PDM USA”) and PDM Merger Corp. (together with PDM and PDM USA, the “PDM Parties”). The Settlement Agreement provided for the settlement of the dispute and disagreements between the Company and the PDM Parties arising in connection with agreement and plan of merger dated October 23, 2006 which had contemplated the acquisition of the Company by PDM in an all-cash merger transaction.

The Company received an initial payment of $1.1 million under the Settlement Agreement in March 2007, and has been receiving monthly payments of $50,000 from the PDM Parties. The final payment was contingent upon the completion of an acquisition by PDM meeting certain prescribed criteria. The Company has now received a total of $3.6 million from the PDM Parties in full and final settlement of all claims and disputes between the parties.

7.      COPPER PRICE PROTECTION PROGRAM

In connection with the Credit Agreement with Nedbank dated June 28, 2007, the Company has agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consists of a synthetic put structure whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. The program covers approximately 27% of the estimated copper production from the Johnson Camp Mine during the term of the loan. The Company implemented the price protection program by entering into

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

forward sales contracts for 4,560, 3,600, and 2,400 metric tons of London Metal Exchange cash settlement copper for 2009, 2010, and 2011, respectively, at a net forward price of $5,538, $4,481 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities with average strike prices of $8,781, $8,523, and $8,723 per metric ton for the same periods, respectively, thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. The program requires no cash margins, collateral or other security from the Company.

Under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts must be carried on the balance sheet at their fair value. As these contracts were designated as cash flow hedges, changes to the fair value of these contracts are reflected in “Other Comprehensive Income”. As of September 30, 2007, the carrying value of the derivative liability was approximately $9,454,750 and the reduction in fair value was recorded as an other comprehensive loss in the Company’s consolidated balance sheet.

8.      RECENTLY ISSUED ACCOUNTING STANDARDS

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

significant. EITF Issue No. 06-3 applies with respect to any interim and annual reports filed after December 15, 2006. The Company adopted EITF Issue No. 06-3 in January 2007. The Company uses the net basis for accounting for taxes imposed in connection with a specific-revenue producing transaction.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt this standard beginning January 2008, and does not anticipate it will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for an issuer of publicly traded securities for financial statements issued for fiscal years ending after December 15, 2006. The Company adopted this standard beginning January 1, 2006; it has had no material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB 108 which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet effective for any fiscal year beginning after November 15, 2005. The Company adopted this bulletin beginning January 1, 2007; it has had no material impact on the Company’s consolidated financial statements.

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

9.      SUBSEQUENT EVENTS

Stockholder Approval of Proposed Increase in Authorized Capital

The stockholders adopted a resolution at the annual meeting of stockholders of the Company, held on October 24, 2007, approving an amendment to the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The Company has not yet taken any steps to give effect to such increase in the number of authorized shares of common stock. The Company’s board of directors has discretion to elect not to proceed with this change.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine months ended September 30, 2007.

The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

Overview of Our Business

We are in the business of exploring for and developing mineral properties. Our principal asset is the property commonly referred to as the Johnson Camp property located in Cochise County, Arizona. The Johnson Camp property includes the Johnson Camp Mine which is an existing open pit copper mine and production facility that uses the solvent extraction, electrowinning (“SX-EW”) process. The Johnson Camp Mine includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits. The Johnson Camp property also includes a decorative and structural stone operation, which produces landscape and aggregate rocks from the overburden piles at the Johnson Camp Mine. We currently lease this landscape and aggregate rock operation to JC Rock, LLC in exchange for a sliding scale royalty.

We acquired the Johnson Camp property from Arimetco, Inc. in June 1999. We continued production of copper from ore that had been mined and placed on leach pads until August 2003, when we placed the Johnson Camp Mine on a care and maintenance program due to weak market conditions for copper at that time. Although mining ceased in 1997, the Johnson Camp Mine leach pads and SX-EW operation remained active until mid-2003, producing approximately 6.7 million pounds of copper cathode from residual copper in the heaps during the period in which the mine was not in production. Since 2003, we have been rinsing the existing Johnson Camp leach dumps in a limited manner with the goal of managing solution inventories.

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

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we have entered into a credit agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility. All or a portion of the funds available under such facility will be used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine.

We believe that the proceeds of the special warrant financing and proceeds available under the credit facility will be sufficient to meet the capital requirements to reactivate the Johnson Camp Mine. Accordingly, on June 28, 2007, our board of directors adopted a resolution authorizing our company to proceed with the reactivation of the Johnson Camp Mine. In addition, we commenced further exploratory drilling on the Johnson Camp property in mid-July 2007. We do not anticipate results from our current drilling program to be available until the fourth quarter of 2007.

In order for us to resume full mining operations, we will have to complete the mine development schedule contained in an updated feasibility study prepared by Bikerman Engineering & Technology Associates,

Inc. The feasibility study forms part of a technical report dated September 2007 that was completed by Bikerman Engineering & Technology Associates, Inc. in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) of the Canadian Securities Administrators (as required for us to comply with provincial securities laws in Canada that are applicable to our company) and Industry Guide No. 7 of the Securities and Exchange Commission. The feasibility study includes an economic analysis of the Johnson Camp Mine based on the mine plan, current capital and operating cost estimates, and a three-year trailing average copper price of $2.45 per pound over the life of the mine. Bikerman Engineering & Technology Associates has concluded in the feasibility study that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over a 16 year mine life at 8%, 15% and 20% discount rates.

Our immediate goal is to complete the first copper cathode sale by December 2007. We also plan on taking over the landscape and aggregate rock operation through our subsidiary, Cochise Aggregates and Materials, Inc., within the first year following the reactivation of the Johnson Camp Mine.

Our Plan of Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current reactivation plan includes estimated production of 25 million pounds of copper cathodes per annum.

Our mine operating plan calls for residual leaching of the existing old dumps and an active leach program of newly mined ore. Initial copper production from residual leaching operations is scheduled to commence in December 2007, and copper production from new ore placed on the heaps commencing in August 2008. The restart plan includes estimated production of 25 million pounds of copper cathodes per annum with estimated copper cathode production of 12.5 million pounds for calendar year 2008. Our business and our ability to realize our business objectives and implement our operating plan is subject to a number of additional risks and uncertainties, including those discussed under the heading “Risk Factors”.

Estimated Capital Costs

We expect that the initial capital costs will be approximately $28 million. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SW-EX copper production facility; (c) completion of the installation of our primary stage crusher, and the purchase and installation of two secondary stage crushers and conveying equipment; and (d) other project-related items.

We estimate we will incur a further $3 million in capital costs in the following two years primaritly associated with expanding one or more of our existing leach pads. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Planned Residual Leach Operations

We need to complete sufficient rehabilitation of the Johnson Camp Mine to allow the production of copper from the existing heaps. Accordingly, our goal is to complete the first copper cathode sale in December 2007. In order to achieve this objective, we will first have to complete the following at an estimated aggregate cost of approximately $10 million (which is included in our estimate of initial capital costs of approximately of $28 million):

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

Planned Mining Operations

We anticipate producing copper from new ore placed on the heaps commencing in August 2008. In order to achieve this objective, we will first have to complete the following:

  completion of installation of the two-stage crusher and conveying equipment;

  commence of mining in May 2008; and

  commence cathode production from newly mined ore in August 2008.

During the third quarter of 2007 the following progress was made relative to the restart of residual leaching and mining operations at the Johnson Camp Mine:

Residual Leach Operations

  Key operating staff hired and on site

  Electrification of facility completed

  Reconstruction of the main raffinate pond is nearly complete

  Rehabilitation of the solvent-extraction plant is proceeding on schedule

  Rehabilitation of leaching circuit is nearly complete

  Resumption of application of sulfuric acid to the existing heaps to commence in late October

  Movement of material from heap number 1 and 2 to other leach areas by the mining contractor is well underway

Mining/Crushing Operations

  Key operating staff hired and on site

  Primary crusher has been relocated from Nevada to the Johnson Camp Mine

  Secondary crushing system and agglomerator have been ordered with expected delivery on schedule

We commenced further exploratory drilling on the Johnson Camp property in mid-July, 2007.

We plan to use a mining contractor to mine both the Burro and Copper Chief deposits, and our own employees for process activities.

Liquidity and Financial Resources

Cash and Working Capital

The following table sets forth our cash and working capital as of September 30, 2007 and 2006:

	As of		As of
	September 30, 2007		September 30, 2006
Cash reserves	$9,763,893		$1,620,317
Working capital surplus (deficiency)	$7,534,025	(1)	$(6,791,855)	(1)

(1) Includes $58,301 and $5,691,075 in current portion long-term debt for 2007 and 2006, respectively.

Special Warrant Financing

We completed an offering of 30,666,700 special warrants on June 5, 2007. The special warrants were offered and sold at a price of $0.75 per special warrant, for aggregate gross proceeds of $23,000,025. Our net proceeds after payment of the costs of the offering, including agents’ commissions, were $21,334,368. Following completion of the offering, we applied a portion of the proceeds to fully repay the $5,000,000 secured bridge loan to Nedbank Limited. We also paid a total of $3,035,474 to certain officers and directors in satisfaction of various accrued and outstanding amounts payable to them including repayment of the $564,812 outstanding amount under the $600,000 revolving credit facility, $315,000 associated with the TMD settlement, repayment of the 50% portion of the related party convertible notes as stipulated in the related debt agreement, as amended, and $2,023,633 in accrued and outstanding consulting fees, salaries, bonuses and fees to certain senior officers and directors which have been accrued over the last four years.

Credit Agreement With Nedbank Limited, as Lead Arranger

We have also entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility that we plan to use to assist in financing the construction, start-up and operation of the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by the Company, with the aggregate amount of all term loans being $25 million. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) June 30, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). In the event that we default under the Credit Agreement, an additional 3.0% interest will be payable in addition to such annual rate and all interest will be payable on demand. Additionally, the Company paid $500,000 on the lenders $25 million term loan commitment, of which $50,000 was credited from a previously expired commitment.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the company from incurring certain additional debt, limits the Company’s ability to pay dividends and will be repaid beginning one year after the first draw down and ending four years after the date of the first draw down, subject to certain prepayment obligations set forth in the Credit Agreement.

Additionally, pursuant to the Credit Agreement, the Company was required to put in place a copper price protection program for a portion of its copper output from the Johnson Camp Mine. Refer to Footnote 7 – Copper Price Protection Program of the Financial Statements for further information.

We have not yet drawn down any principal under the Credit Agreement, but anticipate that we will draw down some funds in the fourth quarter of 2007.

Results Of Operations – Three and Nine Months Ended September 30, 2007 and 2006

The following table sets forth our operating results for the three and nine months ended September 30, 2007, as compared with our operating results for the three and nine months ended September 30, 2006.

	Three Months Ended			Nine Months Ended
	September	September	Change	September	September	Change
	30,	30,	Increase/	30,	30,	Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-	$-	$-

Operating expenses	1,567,305	2,056,951	(489,646)	3,997,919	4,732,821	(734,902)
Depreciation, depletion and
amortization	36,677	20,837	15,840	78,350	62,510	15,840

Loss from operations	(1,603,982)	(2,077,788)	473,806	(4,076,269)	(4,795,331)	719,062

Other income (expense):
Interest expense	(4,604)	(300,552)	295,948	(482,589)	(1,371,786)	889,197
Gain on investments, net	-	1,900,000	(1,900,000)	-	2,020,739	2,020,739
Legal settlement	2,350,000	-	2,350,000	3,617,166	-	3,617,166
Miscellaneous income
(expense)	299,270	124,095	175,175	466,389	270,904	195,485

Total other income
(expense)	2,644,666	1,723,543	921,123	3,600,966	919,857	2,681,109

Income (loss) before income
taxes	1,040,684	(354,245)	1,394,929	(475,303)	(3,875,474)	3,400,171

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$1,040,684	$(354,245)	$1,394,929	$(475,303)	$(3,875,474)	$3,400,171

Net income (loss) per basic
and diluted shares of common
stock:

Basic earnings (loss) per
share of common stock	$0.03	$(0.01)		$(0.01)	$(0.12)
Weighted average number
of basic common shares
outstanding	35,344,652	33,903,478		34,667,008	33,532,891
Diluted earnings (loss) per
share of common stock	$0.03	$(0.01)		$(0.01)	$(0.12)
Weighted average number
of diluted common shares
outstanding	40,617,503	33,903,478		34,667,008	33,532,891

Net Sales

We did not have any sales during the three and nine months ended September 30, 2007 and 2006 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses decreased from $2,056,951 for the three months ended September 30, 2006, to $1,567,305 for the three months ended September 30, 2007. This decrease was primarily due to the fact that we incurred $789,355 in professional fees in 2006 related mainly to: (a) the terminated merger with Platinum Diversified Mining, (b) the preparation of our SEC filings under the Exchange Act, and (c) other activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production. In addition, we had incurred a non-recurring $193,000 expense in 2006 in connection with a settlement agreement with our former CEO. These decreases were partially offset by an increase of $351,916 in drilling costs at Johnson Camp.

Our operating expenses decreased from $4,732,821 for the nine months ended September 30, 2006 to $3,997,919 for the nine months ended September 30, 2007. This decrease was due primarily to a reduction of $1,699,153 in professional fees primarily related to the terminated merger with Platinum Diversified Mining and preparation during 2006 of our SEC filings under the Exchange Act, and other activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production and a $193,000 reduction associated with the settlement in 2006 with the Company’s prior CEO. This decrease was partially offset by an increase of $981,795 in drilling costs at Johnson Camp and Coyote Springs we incurred during 2007.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense increased $15,840 for the three and nine months ended September 30, 2007, as compared to the three and nine months ended June 30, 2006. This increase was due to additional fixed assets associated with the restart of Johnson Camp being placed in service during the third quarter of 2007.

Interest Expense

Interest expense is attributable to interest, amortization of debt issuance cost and accretion of warrants issued in conjunction with the loans that we have obtained to fund our operating expenses.

Interest expense decreased by $295,948 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This decrease was due primarily to the reduction in loan interest as a result of the repayment of the $5,000,000 secured bridge loan from Nedbank Limited, the outstanding $600,000 revolving line of credit and convertible notes from related parties in June 2007. Additionally, during the three months ended September 30, 2006 interest expense included amortization of debt issuance costs of $145,093 related to our then outstanding $5,000,000 secured bridge loan from Nedbank Limited and then outstanding $600,000 revolving line of credit from related parties, respectively, as well as the interest expense related to the accretion of warrants issued in conjunction with these transactions.

Interest expense decreased by $889,197 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease was due primarily to a reduction in the amortization of debt issuance costs of $388,799 and $409,626 related to our outstanding $5,000,000 secured bridge loan from Nedbank Limited and the outstanding $600,000 revolving line of credit from related parties, respectively, as well as the accretion of expenses related to the issuance of warrants in conjunction with these transactions and a $76,131 reduction in loan interest as a result of the repayment of the $5,000,000 secured bridge loan from Nedbank Limited, the outstanding $600,000 revolving line of credit and convertible notes from related parties in June 2007.

Gain on Investment

During the nine months ended September 30, 2006 we recognized a gain of $2,020,739. In August 2006 we realized $1,900,000 related to the settlement we reached with Titanium Resources Group in connection with the sale of our 13/15 fractional interest in SRL Acquisition No. 1 Limited. Additionally, for the nine months ended September 30, 2006 we recognized a gain of $261,712 on our investment in Allied Gold. These gains were partially offset by realized losses on the copper put options we purchased in conjunction with the bridge loan from Nedbank during the nine months ended September 30, 2006.

Legal Settlement

During the three and nine months ended September 30, 2007 we received $2,350,000 and $3,617,166, respectively, from Platinum Diversified Mining pursuant to the PDM Settlement Agreement entered into during the first quarter of 2007.

Miscellaneous Income

Miscellaneous income increased by $175,175 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This increase was due primarily to a $135,239 increase in interest income.

Miscellaneous income increased by $195,485 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase was due primarily to a $188,669 increase in interest income.

Net Income (Loss)

We experienced a net loss of $475,303 for the nine months ended September 30, 2007 as compared to a net loss of $3,875,474 for the nine months ended September 30, 2006. The decrease in net loss between these periods is primarily related to:

  reduction in operating costs and interest expense, as discussed above; and

  the legal settlement associated with the PDM Settlement Agreement during 2007, as discussed above.

We experienced a net income of $1,040,684 for the three months ended September 30, 2007 as compared to a net loss of $354,245 for the three months ended September 30, 2006. The increase in net income between these periods is primarily related to:

  reduction in operating costs and interest expense, as discussed above; and

  the legal settlement associated with the PDM Settlement Agreement during 2007, as discussed above.

Cash Flows From Operating Activities

Our cash flows from operating activities during the nine months ended September 30, 2007 and 2006 were ($1,221,863) and $846,068, respectively. Our cash flows from operating activities for the nine months ended September 30, 2007 include a decrease in accrued expenses of $2,364,404 primarily for the payment of obligations that became due upon the completion of our special warrant financing. Our cash flows from operating activities during the nine months ended September 30, 2006 includes $1,729,391 in proceeds we received from the sale of our investment in Allied Gold.

Cash Flows From Investing Activities

Our cash flows from investing activities during the nine months ended September 30, 2007 were ($5,333,442) due primarily to capital expenditures related to the restart of Johnson Camp during this time period. During the nine months ended September 30, 2006 our cash flows from investing activities were ($39,257) due primarily to the release of $126,063 of restricted cash for the purchase of copper put options and $109,068 in capital expenditures.

Cash Flows From Financing Activities

Our cash flows from financing activities during the nine months ended September 30, 2007 was $15,311,363 compared to $672,309 for the same period in 2006.

In February 2007, we received an additional $100,000 loan from Auramet which had been added to the outstanding principal under the Nedbank bridge loan. After payment of $75,000 in debt issuance costs associated with the extensions of the Nedbank bridge loan, we received $25,000 in net loan proceeds.

As discussed above, in June 2007 we completed the special warrant offering for gross proceeds of $23,000,025 of which $1,665,657 was used to pay the direct offering expenses incurred as a result of the special warrant financing. We then used $5,668,313 of those proceeds to repay our debt which consisted of the Nedbank bridge loan, the revolving credit facility and convertible notes.

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

Under the terms of the special warrant indenture, we are required to:

(a)	file and obtain a receipt for a Canadian non-offering prospectus to qualify the issuance in Canada of the shares of common stock and the warrants issuable upon conversion of the special warrants; and,

(b)

file a registration statement under the Securities Act of 1933, as amended, in order to register the resale of (i) the shares issuable upon conversion of the special warrants, and (ii) the shares issuable upon exercise of the warrants.

If we fail to obtain a receipt for a final Canadian prospectus and effectiveness of the U.S. registration statement by December 3, 2007, we will be liable for a liquidity incentive payment to the investors equal to 1% per month (pro-rated), subject to a maximum liquidity incentive payment equal to an aggregate of 12% of the gross proceeds of the offering. We anticipate obtaining a receipt for the final Canadian prospectus and effectiveness of the U.S. registration statement by December 14, 2007 (the “Anticipated Qualification Date”), and we have recognized $81,613 in expense related to the liquidity incentive. Since obtaining a receipt for the final Canadian prospectus and effectiveness of the U.S. registration statement is within the discretion of the responsible securities regulators, there is no assurance that Anticipated Qualification Date will not be delayed.

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

In connection with the special warrants offering our company entered into an agency agreement whereby we paid a cash commission of 6% of the gross proceeds realized from the sale of the special warrants to the agents and issued 1,840,002 stock options to the agents entitling them to acquire one share of common stock of our company at any time within the subsequent 24 month period at an exercise price of $0.75. For financial reporting purposes, the stock options have been valued at $513,436.

During the nine months ended September 30, 2007 we incurred $721,418 in debt issuance costs in connection with the Credit Agreement with Nedbank, of which $25,000 has been amortized in full.

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

Long-Lived Assets

Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were identified during the year ended December 31, 2006 and the nine months ended September 30, 2007.

Valuation of Stock Options and Warrants

From time to time our company issues stock options and warrants. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the fair value of stock options, the expected forfeiture rate is based on historical employee rates. The expected term of the options granted is estimated using the formula set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant and, in connection with the adoption of SFAS 123(R), “Share-Based Payment,” the expected volatility is based on the weighted historical volatility of our company’s common stock and that of our company’s peer group.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. At September 30, 2007 the recorded value of accrued reclamation costs was $195,781. We will recognize increases to our asset retirement obligation concurrently with the impact of our mining activity, if and when such additional mining activity occurs.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan-an amendment of FASB Statements No. 87, 88 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for an issuer of publicly traded securities for financial statements issued for fiscal years ending after December 15, 2006. We adopted this standard beginning January 1, 2006; it has had no material impact on our company’s consolidated financial statements.

In September 2006, the SEC issued SAB 108 which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet effective for any fiscal year beginning after November 15, 2005. We adopted this bulletin beginning January 1, 2006; it has had no material impact on our company’s consolidated financial statements.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007 (under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer has concluded that our company’s disclosure controls and procedures were not effective as of September 30, 2007, due to certain material weaknesses in internal control over financial reporting.

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

Prior to completion of our special warrant financing in June 2007, we did not have sufficient financial resources to add additional personnel to our accounting department and, as a result, our Chief Financial Officer and only one other person have been responsible for booking of entries in our financial records. We have concluded that this continues to represent a material weakness with respect to our company’s internal control over financial reporting. We are in the process of recruiting and hiring the necessary accounting personnel.

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

Risks Related to Our Company

We have a history of losses, and our future profitability will depend on the successful reactivation and operation of the Johnson Camp Mine, which cannot be assured.

We have a history of losses and there is no assurance that we will not incur losses in the future. We had no revenues and net losses of $6,283,878 for the year ended December 31, 2006, and additional net losses of $475,303 during the nine months ended September 30, 2007. As of September 30, 2007, we had working capital of $7,534,025.

We have recently commenced work on reactivating the Johnson Camp Mine, and we are dependent upon the success of the Johnson Camp Mine as a source of future revenue and profits, if any. We cannot provide any assurance that we will successfully commence mining operations on the Johnson Camp property. Even if we are successful in achieving production, an interruption in operations of the Johnson Camp Mine may have a material adverse effect on our business.

The reactivation of the Johnson Camp Mine will require the commitment of substantial resources, and will involve various concentrated activities that must be advanced concurrently. Any delay in the restart process may cause an increase in costs for us and could have a material adverse effect on our financial condition or results of operations.

The reactivation of the Johnson Camp Mine and the development of new mining operations on the Johnson Camp property will require the commitment of substantial resources for operating expenses and capital expenditures. We expect to incur in excess of $28 million in initial capital costs within the first two years of start up of the mine (including working capital), and an additional $3 million in capital costs in the following two years. Our estimated expenses may increase in subsequent years as consultants, personnel and equipment associated with advancing exploration, development and commercial production are added. The amounts and timing of expenditures will depend in part on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements or similar arrangements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control.

There are numerous activities that need to be completed to facilitate reactivation of the Johnson Camp Mine, including, without limitation, optimizing the mine plan, negotiating contracts for the supply of power, for the sale and shipping of copper, handling and any other infrastructure issues. At the same time, we must recruit and train personnel, and hire and mobilize a mining contractor who will purchase all the required large scale mining equipment we do not already own. There is no certainty that we will be able to retain appropriate personnel or a suitable mining contractor on a timely basis, if at all, or that we will be able to negotiate supply and sales agreements on terms acceptable to us.

Most of these activities require significant lead times and must be advanced concurrently. We will be required to manage all of these matters using our existing resources while at the same time expanding our permanent staff and using outside consultants to assist in these matters. Because all of these matters must be completed before any production begins, a failure or delay in the completion of any one of these matters may delay production, possibly indefinitely, at the Johnson Camp Mine. Any delay in the restart process may cause an increase in costs for us and could have a material adverse effect on our financial condition or results of operations.

Unforeseen conditions may affect our mining and processing efficiency, and we may not be able to execute the leaching operation as planned if we do not maintain proper control of ore grade.

The parameters used in estimating mining and processing efficiency are typically based on testing and experience with previous operations. Various unforeseen conditions can occur that may materially affect the estimates. In particular, unless proper care is taken to ensure that proper ore grade control is employed and that other necessary steps are taken, we may not be able to achieve production forecasts as planned. In addition, our projected production is based on anticipated copper recoveries at the Johnson Camp Mine that are in excess of historical experience, which may result in an overestimation of our mining and processing efficiency if our actual production does not meet our projected production.

We may never achieve our production estimates, as they are dependent on a number of assumptions and factors beyond our control.

We have prepared estimates of future copper production. We cannot be certain that we will ever achieve our production estimates or any production at all. Our production estimates depend on, among other things: the accuracy of our reserve estimates; the accuracy of assumptions regarding ore grades and recovery rates; ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of mining and processing; and our ability to obtain all permits to proceed with the expansion of our SX-EW plant on the Johnson Camp property. We plan to process the copper mineralization using SX-EW technology. These techniques may not be as efficient or economical as we project. Our actual production may vary from our estimates if any of these assumptions prove to be incorrect and we may never achieve profitability.

A major increase in our input costs, such as those related to sulphuric acid, electricity, fuel and supplies, may have an adverse effect on our financial condition.

Our operations are affected by the cost of commodities and goods such as electrical power, fuel and supplies. Management prepares its cost and production guidance and other forecasts based on its review of current and estimated future costs. A major increase in any of these costs may have an adverse impact on our financial condition. In addition, it is currently anticipated that the Johnson Camp Mine will require an average of 36,500 tons of sulphuric acid per year. Sulphuric acid supply for SX-EW projects in the southwest U.S. is produced primarily as a smelter by-product at smelters in the southwest U.S. and in Mexico. We hope to negotiate a long term supply contract for sulphuric acid with the owner of one or more of these smelters, however there can be no assurances that we will be successful.

Our operations at the Johnson Camp Mine are dependent on certain equipment that may not be available.

We intend to use equipment we already own for operations at the Johnson Camp Mine. However, our mine plan calls for the acquisition or installation of certain additional equipment, including an overland conveyor system and certain equipment needed to rehabilitate and upgrade the existing SX-EW plant at the Johnson Camp Mine. There can be no assurance that we will be able to source the additional equipment that we require, that the transportation costs of equipment to be relocated to the Johnson Camp Mine will not be higher than anticipated by us, or that such equipment will arrive in good working condition.

Our estimates of reserves are inherently subject to error, particularly since we have no recent operating history on which to base such estimates. Our actual results may differ due to unforeseen events and uncontrollable factors that can have significant adverse impacts.

The Johnson Camp Mine has no recent operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed by third parties, the methodologies and results of which we have assumed are reasonable and accurate, which results form the basis for, and constitute a fundamental variable in, the feasibility study and technical report completed by Bikerman Engineering & Technology Associates, Inc. Bikerman Engineering & Technology Associates derived its estimates of cash operating costs at the Johnson Camp Mine from information provided by our company and other information they considered, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors.

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

Our expectations with respect to copper recovery rates significantly exceed historical experience at the Johnson Camp Mine, as we plan to crush the ore to a smaller size with the view to increasing leaching efficiency. In addition, our projections of copper recovery are based on amounts of metallurgical testing that are less extensive than are commonly used in the industry for evaluating copper oxide deposits. Furthermore, our estimates of ore reserves reflect consumption projections for sulphuric acid and other consumable items that were developed using a limited number of samples taken by the former operators of the mine on the Johnson Camp property, which may not be representative of the characteristics of the copper deposits. There is no assurance that we will be able to meet these expectations and projections at an operational level.

Copper recovery rates for approximately 15% of our estimated total reserves may be less than optimal due to the presence of copper sulfide mineralization below the elevation of 4,560 feet.

Copper sulfide minerals are not as amenable to heap leach recovery techniques as copper oxides. Since copper sulfide mineralization is evident below an elevation of 4,560 feet in both the Burro and Copper Chief pits of the Johnson Camp Mine, we caution that copper recovery rates for ore anticipated to be mined below that elevation (approximately 15% of estimated total ore reserves) may be inhibited. In addition, although the column test on the sample of Abrigo ore (a type of copper bearing host rock at the Johnson Camp Mine) taken from an elevation of 4,620 feet which contained 4.49% sulfides exhibited good copper recoveries, the leaching of copper from ore mined at this depth may be less than optimal.

We have evaluated the commercial viability of the Johnson Camp Mine based on an estimate of ore reserves that is premised on a geologic resource model and estimate previously prepared that was based largely on drilling, sampling and assay data that had been developed by Cyprus Mines Corporation, Arimetco Inc. and Summo U.S.A. Corporation, the accuracy of which cannot be assured.

We have evaluated the commercial viability of the Johnson Camp Mine based on an estimate of ore reserves contained in the feasibility study. The resource model and estimate previously prepared and used as the basis for the feasibility study is based largely on drilling, sampling and assay data that had been developed by the previous operators of Johnson Camp Mine, Cyprus and Arimetco, and by Summo. The validity of the estimates assumes the accuracy of the underlying drill hole electronic database.

We and Bikerman Engineering & Technology Associates have conducted limited additional due diligence, such as reviews of historical project geological drill logs and assay certificates that have recently been located, but no additional drilling. However, complete accuracy of the drill hole electronic database cannot be assured.

Cyprus, Arimetco and Summo used different approaches to drilling, sampling and assay analysis, with the result that their respective results may not be comparable and thereby increase the risk of an over-estimation of ore reserves.

Cyprus Mines Corporation (which owned the Johnson Camp property until 1989, operating under the name Cyprus Johnson Copper Company), Arimetco and Summo used different approaches to drilling, sampling and assay analysis which may not be comparable to each other. In particular, the soluble copper assay techniques used by Arimetco for ore grade estimation are not directly comparable to the soluble copper assay techniques used by Cyprus. The use of two incomparable approaches by Cyprus and Arimetco could have led to inconsistencies in or the skewing of the data underlying our estimates, thereby increasing the risk of an overestimation of ore reserves at Johnson Camp Mine, as well as increasing the risk of a material inaccuracy in the feasibility study.

Limited sampling work has been performed at the Johnson Camp Mine, and Bikerman Engineering & Technology Associates concluded that it is therefore not possible at this time to verify the entire drill hole electronic database used for the current resource model and ore reserve estimates. Bikerman Engineering & Technology Associates has largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data which constitute a fundamental variable input in the feasibility study.

Bikerman Engineering & Technology Associates reviewed the results of limited sampling work undertaken at the Johnson Camp Mine in 2006 by another engineering company. Bikerman Engineering & Technology Associates has concluded that it is not possible for it to verify the entire original drill hole electronic database used for the current mineral resource model and ore reserve estimates. Consequently, we and Bikerman Engineering & Technology Associates have largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data. Accordingly, there is a risk that results would vary if additional sampling work were undertaken. This, in turn, could adversely impact the current mineral resource model and ore reserve estimates, as well as increase the risk of a material inaccuracy in the feasibility study.

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

Although we have secured a number of permits for the restart and operation of the Johnson Camp Mine, we still need to obtain certain additional permits. Some permits have expired and application for renewal has been made. In addition, certain permits will require applications for renewal from time to time during the life of the project, and certain permits may be suspended or require additional applications in the event of a significant or substantial change to the Johnson Camp Mine operations or prolonged inactivity. To the extent other approvals are required and not obtained, we may (i) be prohibited from commencing or continuing mining operations, (ii) forced to reduce the scale of our mining operations, or (iii) be prohibited or restricted from proceeding with planned exploration or development of mineral properties.

We will incur substantial debt and have granted a security interest in our assets. If we are unable to repay our loans when they become due, the lenders would be entitled to realize upon their security by taking control all or a portion of our assets.

We have entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility that will be used by our company to assist in financing the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our company, with the aggregate amount of all term loans being $25 million. The term loans will be available until the earlier of (i) the date of termination of the lender commitments; (ii) the first principal repayment date, and (iii) June 30, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) for the interest period in effect plus a margin of 3.0% (3.5%

during the initial reactivation period). If we default under the Credit Agreement, an additional 3.0% interest will be payable in addition to such annual rate and all interest will be payable on demand.

The Credit Agreement must be repaid over a period beginning one year after the first draw down under the facility and ending four years after the date of such first draw down, subject to certain prepayment provisions set forth in the Credit Agreement. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including all patented mining claims, fee lands and unpatented mining claims in which we have an interest. The lenders would be entitled to realize upon their security interests and seize our assets if we are unable to repay or refinance the loans as they become due. In addition, pursuant to the terms of the Credit Agreement, during the period that the term loans are available we are restricted from incurring exploration expenses on the Coyote Springs and Mimbres properties in amounts in excess of $1,500,000 and $100,000 respectively. There is no assurance that we will be able to internally generate or raise sufficient financing to repay this loan as it becomes due, or that we will be able to refinance the loans on acceptable terms, or at all.

We may require additional financing to complete the development and reactivation of the Johnson Camp Mine, the availability of which cannot be assured.

We expect that the initial capital costs within the first two years of start-up of the Johnson Camp Mine will exceed $28 million (including working capital). Our estimated capital costs, and our estimated operating expenses, may change with our actual experience as our mine plan is implemented. If the change is substantial, we may still require additional financing to carry out our mine plan. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

Title to the Johnson Camp property may be subject to other claims.

Although we believe we have exercised commercially reasonable due diligence with respect to determining title to the properties that we own or in which we hold an interest, we cannot guarantee that title to these properties will not be challenged or impugned. The Johnson Camp property may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of the Johnson Camp property which, if successful, could impair development and/or operations.

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

Our insurance will not cover all the potential risks associated with a mining company’s operations. We may also be unable to obtain or maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against risks such as environmental pollution or other hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liability for pollution or other hazards for which insurance may not be available or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and results of operations.

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

Our success depends on our key executives, John Perry and Erland Anderson, and key operating personnel at the Johnson Camp Mine, Eric Ivey and Mathew Williams. We face intense competition for qualified personnel, and the loss of the services of one or more of such key personnel could have a material adverse effect on our business or operations. Our ability to manage exploration and development activities, and hence our success, will depend in large part on the efforts of these individuals. We cannot be certain that we will be able to retain such personnel or attract a high caliber of personnel in the future.

If we succeed in reactivating the Johnson Camp Mine, we will have to significantly expand our workforce. We may not be successful in recruiting the necessary personnel, or in managing the new challenges that we will face with any significant growth.

In executing our plan to reactivate the Johnson Camp Mine, we plan to expand our workforce at the Johnson Camp Mine to approximately 70 employees, and hire various contractors. This growth will place substantial demands on our company and our management. Our ability to assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate and manage employees. We will also have to adopt and implement new systems in all aspects of our operations. We have no assurance that we will be able to recruit the personnel required to execute our programs or to manage these changes successfully.

The actual costs of reclamation are uncertain, and any additional amounts that we are required to spend on reclamation may have a material adverse effect on our financial condition.

The costs of reclamation included in the feasibility study are estimates only and may not represent the actual amounts which will be required to complete all reclamation activity. It is not possible to determine the exact amount that will be required, and the amount that we will be required to spend could be materially different than current estimates. Reclamation bonds or other forms of financial assurance represent only a portion of the total amount of money that will be spent on reclamation over the life of the Johnson Camp Mine operation. Any additional amounts required to be spent on reclamation may have a material adverse affect on our financial condition and results of operations.

Our directors and officers may have conflicts of interest.

Some of our directors and officers serve currently and have served in the past as officers and directors for other companies engaged in natural resource exploration and development (see “Directors and Officers – Directors and Executive Officers” in our annual report on Form 10-KSB for the year ended December 31, 2006), and may also serve as directors and/or officers of other companies involved in natural resource exploration and development in the future. We do not believe that any of our directors and officers currently have any conflicts of interest of this nature.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of committees of directors required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies. The Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes together with the risks associated with our business may deter qualified individuals from accepting these roles.

We will be required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, which could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

We expect that beginning with our annual report on Form 10-KSB for the year ending December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.

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

Copper prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand (including that related to housing), and the political and economic conditions of copper producing countries throughout the world. The aggregate effect of these factors on copper price is impossible to predict. Because mining operations are conducted over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing an operation permanently. The value and price of our common shares, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of copper and other metals.

In addition to adversely affecting our share price, financial condition and exploration, development and mining activities, declining metal prices can impact operations by requiring a reassessment of reserve estimates and the commercial feasibility of a particular project. Significant decreases in actual or expected copper prices may mean that a mineral resource which was previously classified as a “reserve” will be uneconomical to produce and may have to be restated as a resource. Even if the project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause substantial delays in development or may interrupt operations, if any, until the reassessment can be completed.

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

Government regulation impacting the mining industry, may adversely affect our business and planned operations.

Our mining, processing, development and mineral exploration activities, if any, are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be applied in such a manner as to limit or curtail our exploration, production or development. Amendments to current laws and regulations governing operations and activities of exploration, development mining and milling or more stringent implementation of these laws could have a material adverse effect on our business and financial condition and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production (assuming we achieve production) or require abandonment or delays in development of new mining properties.

Certain groups opposed to mining may interfere with our efforts to reactive the Johnson Camp Mine.

In North America there are organizations opposed to mining, particularly open pit mines such as the Johnson Camp Mine. We anticipate that there may be opposition to the restart of operations at the Johnson Camp Mine. We believe our company has the support of representatives from the communities in the immediate vicinity of Johnson Camp Mine including the cities of Benson and Wilcox and the community of Dragoon, and from various levels of government in the State of Arizona having jurisdiction over the Johnson Camp Mine. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is still the possibility that those opposed to the operation of the Johnson Camp Mine will attempt to interfere with the restart and operation of the Johnson Camp Mine, whether by legal process, regulatory process or otherwise. Such interference could have an impact on our ability to restart and operate the Johnson Camp Mine in the manner that is most efficient or appropriate, or at all, and any such impact would have a material adverse effect on our financial condition and results of operations.

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

Our failure to contain or adequately deal with hazardous materials may expose us to significant liability for which we are not insured.

Production, if any, at the Johnson Camp Mine will involve the use of hazardous materials. Should these materials leak or otherwise be discharged from their containment systems, we may become subject to liability for hazards or clean up work that we are not insured against.

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

In response to the Compliance Order, we applied $1.5 million in escrowed funds to environmental remediation activities at the Johnson Camp Mine, and to the preparation and filing of an Aquifer Protection Permit application with ADEQ in June 2003. ADEQ responded to the Aquifer Protection Permit application by letter dated September 2, 2003 which included a comprehensive list of specific deficiencies. We submitted a partial response on September 28, 2006, but could not provide certain financial assurances required by ADEQ. In reply, ADEQ issued an Administrative Review Notice dated May 18, 2007 which included among other new items, lack of the required financial assurances as a deficiency. We submitted a response on July 2, 2007, but due to technical reasons were unable to provide certain financial assurance in a form required by ADEQ. On July 6, 2007 we received a notice of violation because financial assurance was not provided. We fully responded to the notice of violation on August 10, 2007 including documentation evidencing our submission of financial assurance submitted to ADEQ on August 1, 2007. On August 15, 2007 we received a Notice of Administrative Completeness from the ADEQ which confirms that all components necessary for our Aquifer Protection Permit Application have been received by the ADEQ.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Our non-executive directors earned the following additional deferred stock units during the three months ended September 30, 2007: T. Sean Harvey earned 4,237.288 deferred stock units, Douglas Hamilton earned 6,779.661 deferred stock units, John Cook earned 5,508.475 deferred stock units, and Stephen Seymour earned 4,237.288 deferred stock units. We issued these securities to the directors, each of whom is an accredited investor, as of September 30, 2007, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On July 11, 2007 we issued a total of 400,000 stock options to two of our directors, and 50,000 stock options to Erland Anderson, our Chief Operating Officer, pursuant to our 2006 Stock Incentive Plan. The options granted to the non-executive directors and officers of the Company will vest as to one-third at time of grant, as to one-third on July 11, 2008 and as to the balance on July 11, 2009. The options are exercisable for a period of ten years at an exercise price of $0.85 per share. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter of 2007, we issued a total of 567,160 shares of common stock upon exercise of certain outstanding common stock purchase warrants at an aggregate exercise price of $304,851. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2006.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders of our company was held on October 24, 2007 at 10:00 a.m. (Tucson Time). At the annual meeting, the stockholders adopted resolutions:

1.

To elect Ronald A. Hirsch, John T. Perry, Stephen D. Seymour, Douglas P. Hamilton, John F. Cook and T. Sean Harvey to our board of directors. The votes cast for or withheld in respect of each nominee were as follows:

	For	Withheld
Ronald A. Hirsch	21,618,016	826,646
John T. Perry	21,888,034	556,628
Stephen D. Seymour	21,618,213	826,449
Douglas P. Hamilton	21,889,744	554,918
John F. Cook	21,889,796	554,866
T. Sean Harvey	21,889,284	555,378

2.

To approve an amendment to our company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The votes cast for or against this proposal, and the number of abstentions, were as follows

For	Against	Abstain
20,721,604	1,703,068	19,988

3.

To ratify the selection of Mayer Hoffman McCann P.C. as our company’s independent registered public accounting firm for the year ending December 31, 2007. The votes cast for or against this proposal, and the number of abstentions, were as follows:

For	Against	Abstain
21,949,845	435,455	59,361

We have not yet taken any steps to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. Our board of directors has discretion to elect not to proceed with this change.

Item 5.                Other Information

Not applicable.

Item 6.                Exhibits

Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

3.3	Amendment to Amended Certificate of Incorporation(26)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities(1)

4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004(1)

4.3	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004(1)

4.5	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005(1)

4.6	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005(1)

4.7	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004(1)

4.8	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005(1)

4.9	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.10	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.11	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.12	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.13	Second Amended and Restated Revolving Line of Credit between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(3)

4.14	Amended and Restated Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated as of October 17, 2005(5)

4.15	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated April 17, 2006(5)

4.16	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005(1)

4.17	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005(1)

4.18	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005(1)

4.19	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 8, 2006(4)

4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005(1)

4.21	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005(1)

4.22	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005(1)

4.23	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005(1)

4.24	Waiver Agreement and Amendment of Promissory Note between Nord Resources Corporation and Nedbank Limited, dated February 6, 2006(3)

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

4.34

Letter Agreement between Nord Resources Corporation Nedbank Limited and Auramet Trading, LLC dated August 8, 2006, extending the maturity date of a secured loan in the principal amount of $4,900,000(9)

4.35

Agreement between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour, dated August 14, 2006, extending the maturity date indebtedness under the Second Amended and Restated Revolving Line of Credit Agreement, among Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(11)

4.36	Amended and Restated Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated for reference June 29, 2004(12)

4.37	Amended and Restated Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated for reference August 19, 2004(12)

4.38	Amended and Restated Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated for reference October 4, 2004(12)

4.39

Agreement between Nord Resources Corporation, Ronald Hirsch and Stephen Seymour, dated August 17, 2006, extending the maturity date indebtedness under the Second Amended and Restated Revolving Line of Credit Agreement, among Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(12)

4.40	Modification Agreement dated September 30, 2006 between Nord Resources Corporation and Nedbank Limited(13)

4.41

Amendment agreement dated September 29, 2006 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(15)

4.42

Amendment agreement dated September 29, 2006 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(15)

4.43

Amendment agreement dated September 29, 2006 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $35,000(15)

4.44

Amending agreement dated September 29, 2006 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each dated for reference June 21, 2005(15)

4.45	Letter Agreement among Nedbank Limited, Nord Resources Corporation and Auramet Trading, LLC dated for reference December 19, 2006 and executed on December 20, 2006(20)

4.46

Amendment agreement dated December 22, 2006 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(20)

4.47

Amendment agreement dated December 22, 2006 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(20)

4.48

Amendment agreement December 22, 2006 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $106,000(20)

4.49

Amending agreement dated December 22, 2006 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each dated for reference June 21, 2005(20)

4.50	Letter Agreement among Nedbank Limited, Nord Resources Corporation and Auramet Trading, LLC dated for reference January 11, 2007(21)

4.51

Amendment agreement dated January 15, 2007 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(21)

4.52

Amendment agreement dated January 15, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(21)

4.53

Amendment agreement dated January 15, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $35,000(21)

4.54

Amending agreement dated January 15, 2007 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each dated for reference June 21, 2005(21)

4.55	Letter Agreement among Nedbank Limited, Nord Resources Corporation and Auramet Trading, LLC dated for reference January 30, 2007(22)

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

4.60	Letter Agreement among Nedbank Limited, Nord Resources Corporation and Auramet Trading, LLC dated for reference February 23, 2007(23)

4.61	Modification Agreement between Nedbank Limited and Nord Resources Corporation dated for reference February 23, 2007(23)

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

4.66	Term Sheet and Agreement between Nedbank Limited and Nord Resources Corporation dated for reference April 13, 2007(26)

4.67	Letter Agreement among Nedbank Limited, Nord Resources Corporation and Auramet Trading, LLC dated for reference April 17, 2007(26)

4.68

Amendment Agreement dated April 30, 2007 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(25)

4.69

Amendment Agreement dated April 30, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(25)

4.70

Amendment Agreement dated April 30, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $35,000(25)

4.71

Amending Agreement dated April 30, 2007 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each dated for reference June 21, 2005(25)

4.72	Special Warrant Indenture among Nord Resources Corporation, Blackmont Capital Inc. and Computershare Trust Company of Canada, as special warrant trustee, dated June 5, 2007(27)

4.73	Warrant Indenture between Nord Resources Corporation and Computershare Trust Company of Canada, as warrant agent, dated June 5, 2007(27)

4.74	Registration Rights Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(27)

4.75	Agent’s Option Certificate issued to Blackmont Capital Inc., dated June 5, 2007(27)

4.76	Agent’s Option Certificate issued to Salman Partners Inc., dated June 5, 2007(27)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Waiver Agreement between Nord Resources Corporation and Ronald A. Hirsch dated February 15, 2006(3)

10.3	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004(1)

10.4	Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated February 15, 2006(3)

10.5	Nord Resources Corporation Stock Option granted to Erland Anderson February 1, 2006(3)

10.6	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005(1)

10.7	Waiver Agreement between Nord Resources Corporation and John Perry dated February 15, 2006(3)

10.8	Letter Agreement between Nord Resources Corporation and Nicholas Tintor regarding employment matters dated February 15, 2006(3)

10.9	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004(1)

10.10	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004(1)

10.11

Second Amendment to the Terms of Agreement, Option to Purchase the “Coyote Springs” Property, Graham County, Arizona, between Nord Resources Corporation and Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC, dated January 27, 2006(3)

10.12	Option to Purchase the “Mimbres” Property from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to Nord Resources Corporation dated June 10, 2004(1)

10.13	Option Agreement between Shirley Bailey and Nord Resources Corporation dated July 19, 2004(1)

10.14	Debt Conversion between Nord Resources Corporation and Thornwell Rogers dated April 16, 2004(1)

10.15	Debt Conversion between Nord Resources Corporation and South Branch Resources LLC dated April 16, 2004(1)

10.16	Debt Conversion between Nord Resources Corporation and MRPGEO, LLC dated April 16, 2004(1)

10.17	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005(1)

10.18	Settlement Agreement and General Release between Nord Resources Corporation and W. Pierce Carson dated April 22, 2005(1)

10.19	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005(1)

10.20	Warrant Amendment Agreement between Nord Resource Corporation and Pierce Carson dated October 5, 2006(28)

10.21	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)(1)

10.22	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)(1)

10.23	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)(1)

10.24	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)(1)

10.25	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering(1)

10.26	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering(1)

10.27	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering(1)

10.28	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 24, 2004(1)

10.29	Tenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated July 31, 2007(27)

10.30	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(27)

10.31

Confidential Settlement and Release Agreement between Nord Resources Corporation (plaintiff/counter-defendant), and Titanium Resources Group, Ltd. and Edward Wayne Malouf (defendants/counter-plaintiffs) dated August 9, 2006(10)

10.32	Settlement Agreement between Nord Resources Corporation and Nicholas Tintor dated September 29, 2006(14)

10.33	Mutual General Release between Nord Resources Corporation and Nicholas Tintor dated September 29, 2006(14)

10.34

Third Amendment to the “Terms of Agreement, Option to Purchase the ‘Coyote Springs’ Property, Graham County, Arizona” among Nord Resources Corporation, Thornwell Rogers, South Branch Resources, LLC and MRGPEO, LLC dated October 17, 2006(16)

10.35

Second Amendment to the “Terms of Agreement, Option to Purchase the ‘Mimbres’ Property, Grant County, New Mexico” among Nord Resources Corporation, Thornwell Rogers, South Branch Resources, LLC and MRGPEO, LLC dated October 17, 2006(16)

10.36	Settlement Agreement dated October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(16)

10.37	Assignment Agreement dated October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(16)

10.38	Amended and Restated Waiver Agreement And Amendment of Employment Agreement between Nord Resources Corporation and Ronald Hirsch dated October 18, 2006(16)

10.39	Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated October 18, 2006(16)

10.40	Amendment of Executive Employment Agreement between Nord Resources Corporation and John Perry dated October 18, 2006(16)

10.41

Indemnification Agreement dated October 18, 2006 by Stephen Seymour, in his personal capacity, and by Stephen Seymour, Kathie Stevens and Louise Seymour, as Trustees U/A dated 7/27/82 FBO Louise Seymour, in favor of Nord Resources Corporation(16)

10.42	Agreement and Plan of Merger dated October 23, 2006 by and among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(17)

10.43	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Ronald A. Hirsch(17)

10.44	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Stephen Seymour(17)

10.45	Deposit Escrow Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and American Stock Transfer & Trust Company(17)

10.46	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Ron A. Hirsch dated November 2, 2006(18)

10.47	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Erland A. Anderson dated November 2, 2006(18)

10.48	Letter Agreement respecting a performance bonus between Nord Resources Corporation and John T. Perry dated November 2, 2006(18)

10.49	Amended and Restated Assignment Agreement dated as of October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(19)

10.50	Seventh Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated November 2, 2006(19)

10.51	Settlement Agreement dated March 7, 2007 among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(24)

10.52	Eighth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 19, 2007(26)

10.53	Ninth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated as of April 30, 2007(26)

10.54	Agency Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(27)

10.55	Form of Subscription Agreement dated June 5, 2007 between Nord Resources Corporation and each purchaser of special warrants(27)

10.57	Credit Agreement dated as of June 28, 2007 between Nord Resources Corporation, Cochise Aggregates and Materials, Inc., Nedbank Limited and the Lenders from time to time party thereto(27)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

	Name of Subsidiary	Jurisdiction of Incorporation
	Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(28)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(28)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from Amendment No. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(28)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:    /s/ John T. Perry
          John T. Perry
          President, Chief Executive Officer,
          Chief Financial Officer, Secretary and
          Treasurer

          Date: November 14, 2007