Form 10KSB
period 2007-12-31
NORD RESOURCES CORP
filed 2008-03-26
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2007

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 1-08733

NORD RESOURCES CORPORATION
(Exact name of small Business Issuer as specified in its charter)

Delaware	85-0212139
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	No.)

1 West Wetmore Road, Suite 203
Tucson, Arizona	85705
(Address of principal executive	(Zip Code)
offices)

Issuer’s telephone number, including area code: (520) 292-0266

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]   Yes [X] No

State issuer’s revenues for its most recent fiscal year: $0.00

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $45,619,060 based upon the closing price of such Common Stock on the Toronto Stock Exchange on February 29, 2008 of CDN$0.80 per share ($0.8166 based on the noon buying rate in New York on that date, as certified by the New York Federal Reserve Bank), and determined by subtracting from the total number of shares of Common Stock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,659,224 shares of common stock as of February 29, 2008.

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

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

Overview

We are in the business of exploring for and developing mineral properties. Our principal asset is the Johnson Camp property located in Arizona. The Johnson Camp property includes the Johnson Camp Mine which is an existing open pit copper mine and production facility that uses the SX-EW process. The Johnson Camp Mine includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits. The Johnson Camp property also includes a decorative and construction stone operation that produces landscape and aggregate rocks from the overburden piles at the Johnson Camp Mine. We currently lease this landscape and aggregate rock operation to JC Rock, LLC in exchange for a sliding scale royalty.

The Johnson Camp property consists of 59 patented lode mining claims, 102 unpatented lode mining claims and 617 acres of fee simple lands. The patented claims comprise approximately 871 acres and the unpatented claims comprise approximately 1,604 acres. Thus, in the aggregate, the Johnson Camp property covers approximately 3,092 acres. All of the claims are contiguous, and some of the unpatented mining claims overlap. The copper processing facilities and the Burro and Copper Chief bulk mining pits are located on the patented mining claims or fee simple lands.

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

We acquired the Johnson Camp property from Arimetco in June 1999. We continued production of copper from ore that had been mined and placed on leach pads until August 2003, when we placed the Johnson Camp Mine on a care and maintenance program due to weak market conditions for copper at that time. Although mining ceased in 1997, the Johnson Camp Mine leach pads and SX-EW operation remained active until mid-2003, producing approximately 6,700,000 pounds of copper cathode from residual copper in the heaps during the period in which the mine was not in production. Since 2003, we have been rinsing the existing Johnson Camp leach dumps in a limited manner with the goal of managing solution inventories.

We believe the resumption of mining activities at the Johnson Camp Mine is warranted based on the recent increase in the market price of copper. The market for copper is cyclical and over the last 15 years the price of copper has fluctuated between $0.60 and $3.98 per pound. We believe that the strengthening market for copper has created an opportunity for us to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve.

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23,000,000 (net proceeds of approximately $21,300,000). In addition, we entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25,000,000 secured term loan credit facility, all or a portion of the funds available under such facility will be used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. (See “Johnson Camp Property – Processing” for a description of metal operations).

We believe that the proceeds of the special warrant financing and the credit facility will be sufficient to meet the capital requirements to reactivate the Johnson Camp Mine. Accordingly, on June 28, 2007, our board of directors adopted a resolution authorizing our company to proceed with the reactivation of the Johnson Camp Mine. In addition, we commenced further exploratory drilling on the Johnson Camp property in mid-July 2007. We have completed the first phase of preliminary exploratory drilling around the periphery of the existing boundaries of the Burro and Copper Chief pits. The drill results indicate the continuation of mineralization from the current south edge of the Burro pit, increase the drill hole density within the Copper Chief pit and expand copper mineralization to the northwest and southwest of the planned Copper Chief pit boundaries.

In order for us to begin full mining operations, we will have to complete the mine development schedule contained in the feasibility study prepared by Bikerman Engineering & Technology Associates, Inc. The feasibility study forms part of a technical report dated September, 2007 that was completed by Bikerman Engineering & Technology Associates, Inc. in accordance with NI 43-101 of the Canadian Securities Administrators (as required for us to comply with provincial securities laws in Canada that are applicable to our company) and Industry Guide No. 7 of the SEC. The feasibility study includes an economic analysis of the Johnson Camp Mine based on the mine plan, current capital and operating cost estimates and a three-year trailing average copper price of $2.45 per pound over the life of the mine. Bikerman Engineering & Technology Associates has concluded in the feasibility study that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over a 16 year mine life at 8%, 15% and 20% discount rates.

The mine development schedule requires that we reline an existing solution pond, construct three new lined solution ponds, prepare a new, stand-alone lined leach pad facility for approximately 60 percent of the new ore that will be leached, and complete the installation of a two-stage crushing circuit. The SX-EW plant will have to be rehabilitated to meet production goals and the electrowinning section expanded. We expect that the initial capital costs within the first two years of start-up of the Johnson Camp Mine will exceed $29,000,000 (including working capital). We estimate we will incur a further $3,000,000 in capital costs in the following two years.

Our mine operating plan calls for an active leach program of newly mined ore and the residual leaching of the existing old dumps. We plan to use a mining contractor to mine both the Burro and Copper Chief deposits, and our own employees for processing activities.

We commenced the production of copper from the existing heaps at the Johnson Camp Mine in January 2008. We completed the first copper cathode sale from residual leaching in February 2008.

In addition to the Johnson Camp property, we have options to acquire interests in two exploration stage projects, commonly referred to as Coyote Springs and the Texas Arizona Mines project, both located in Arizona. (See “Other Properties”). We have been conducting preliminary exploration activities at the Coyote Springs property to help us determine whether we should exercise the option on that property. We anticipate that we may spend up to approximately $383,000 on preliminary exploration activities over the next year to help us determine whether or not we should exercise the option. Pursuant to our Credit Agreement dated as of June 28, 2007 with Nedbank Limited, we are restricted from incurring exploration expenses on the Coyote Springs property during the period that the term loans are available of more than $1,500,000; however, we do not believe this restriction will prevent us from doing the necessary exploration work on this property. We do not believe that these properties are material to our overall operations at this time.

Landscape and Aggregate Rock Operation

JC Rock, LLC, an unrelated arm’s length third party, is currently leasing a decorative and construction stone operation from us on the Johnson Camp property, which is based on recovering and screening or crushing rock from our mine waste dumps. At the appropriate time we plan on taking over this operation from JC Rock. Our current contract with JC Rock expires April 30, 2008, but we plan to renew the contract on a short term basis until we are ready to take over the operation. Pursuant to the existing contract, JC Rock has the right to remove the landscape and aggregate rock from the Johnson Camp property and pays us $1.50 per ton, subject to reduction to $1.00 per ton where the wholesale price realized by JC Rock is less than $6.00 per ton.

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

ITEM 2.            DESCRIPTION OF PROPERTY

A glossary of Technical Terms appears at page 85.

Johnson Camp Property

Description and Location

The Johnson Camp property is located in Cochise County, approximately 65 miles (105 kilometers) east of Tucson, in Cochise County, Arizona, one mile north of the Johnson Road exit off of Interstate

Highway 10 between the towns of Benson and Willcox in all or parts of Sections 22, 23, 24, 25, 26, 27, 35 and 36, Township 15 South, Range 22 West. (See Figure 1).

The Johnson Camp project currently includes two open pits, one waste dump, three heap leach pads, a SX-EW processing plant and ancillary facilities. The Burro Pit is larger than the Copper Chief Pit and contains 60% of the project reserves. The Burro Pit is located east of the SX-EW process plant. The Copper Chief Pit is located approximately 2,000 feet northwest of the Burro Pit.

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

Figure 1

## Location Map
## Johnson Camp Mine - Southeast Arizona

N
Flagstaff
40
Kingman
40
Prescott
17
Phoenix
10
Safford
8
Yuma
10
Johnson Camp
Copper Project
Tucson
10
19

Titles

The Johnson Camp property consists of 59 patented lode mining claims, 102 unpatented lode mining claims and 617 acres of fee simple lands. The patented claims comprise approximately 871 acres and the unpatented claims comprise approximately 1,604 acres. Thus, the Johnson Camp property covers approximately 3,092 acres. All of the claims are contiguous, and some of the unpatented mining claims overlap. We keep the unpatented mining claims in good standing by paying fees of $12,750 per year to the United States Federal Government. We keep the fee simple and patented claims in good standing by paying property taxes and claims filing fees of approximately $15,384 per year. This amount will increase once the mine is in production. The copper processing facilities and the Copper Chief and Burro open pits that serve as focal points for our current mine plan are located on the patented mining claims or the fee simple lands.

We are the owner of the Johnson Camp property and the owner or holder of the claims. We are allowed to mine, develop and explore the Johnson Camp property, subject to the required operating permits and approvals, and in compliance with applicable federal, state and local laws, regulations and ordinances. We believe that all of our claims are in good standing.

Our patented mining claims give us title to the patented lands and no further assessment work must be done; however, taxes must be paid. We have full mineral rights and surface rights on the patented lands. Unpatented mining claims give us the exclusive right to possess the ground (surface rights) covered by the claim, as well as the right to develop and exploit valuable minerals contained within the claim, so long as the claim is properly located and validly maintained. (See “Johnson Camp Property – United States Mining and Environmental Laws – Arizona State Mining Laws”). Unpatented mining claims however, may be challenged by third parties and the United States government. (See “Risk Factors – Risks Related to Our Company”).

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

The SX-EW processing plant is comprised of a solvent extraction plant, an electrowinning tank house, a tank farm and four solution storage ponds. The solvent extraction plant consists of four extraction mixer-settlers operated in parallel and two strip mixer-settlers, and has a capacity of 4,000 gallons per minute. The electrowinning tank house consists of 74 electrowinning cells with a full complement of cathodes, and has a 20,000,000 pound-per-year capacity. The tank farm, located in front of the tank house, is used for intermediate storage of electrolyte. The four solution storage ponds have a total capacity of approximately 8,000,000 gallons.

The Johnson Camp Mine facilities and equipment were placed into care and maintenance in 2003. The existing SX-EW plant will have to be rehabilitated to meet future production goals. The rehabilitated SX-EW plant will be of conventional design and we plan to use as much of the existing equipment as possible.

In addition to the real property included in the Johnson Camp property, there are several access rights of way and three water wells which are located on the Johnson Camp property. We also have an agreement with a local rancher that allows us access to a fourth water well in which we hold water rights, located on private land just to the east of the Johnson Camp property. (See “Johnson Camp Property –Status of Permits - Summary”). Production water for the Johnson Camp property is currently supplied from two of the three wells located on the Johnson Camp property and from the well located on the private land. We currently do not use the third well located on the Johnson Camp property. Additional water will be required to expand the leaching operation and for this reason we anticipate that it may be necessary to drill another well on our land near the Section 19 well. In addition, although three of the four wells have been upgraded since 1999, additional upgrades may have to be undertaken.

Commercial electrical power and telephone lines remain in place and operational at the Johnson Camp property. The Johnson Camp property receives electrical power from Sulphur Springs Valley Electric Cooperative (SSVEC). We will need to negotiate a new long term power contract with SSVEC as we currently have a general industrial power service rate contract. Power is received at a single substation owned by us, and our substation must be upgraded for the expansion to 25,000,000 pounds of copper per year.

We plan to expand our workforce at the Johnson Camp Mine to approximately 70 employees, and to hire various contractors. We intend to utilize contractors under our supervision for mining, drilling and blasting and for hauling the mined material. We will manage all other activities at the Johnson Camp Mine. We believe that there are sufficient skilled operating, maintenance, and technical personnel available that can be employed for the Johnson Camp Mine. We have hired several key operating and engineering staff.

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

According to SEC Industry Guide 7, “Description of property by issuers engaged or to be engaged in significant mining operations,” proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are defined as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Methodology

The proven and probable reserves reflect variations in the copper content and structural impacts on the Burro and Copper Chief deposits, and the reserve estimates give effect to these variations. For both proven and probable reserves, only total copper assay values were used, mainly because assay values measured in total copper were available for both the Burro pit and Copper Chief pit, and in part because the soluble copper assay techniques used by Arimetco were not comparable to the soluble copper assay techniques used by Cyprus. (See “Johnson Camp Property – Johnson Camp Property – Historic Copper Production” and “Risk Factors – Risks Related to Our Company”).

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

In preparing estimates of proven and probable reserves for the Johnson Camp property, Bikerman Engineering and Technology Associates, Inc. used the geologic resource model and resource estimates prepared by The Winters Company as reported in their feasibility study called “Nord Copper Corporation Feasibility Study, Johnson Camp Copper Project, Cochise County, Arizona”, dated March 2000. The Winters Company no longer exists, and was independent to Nord at the time the resource estimates were made. Bikerman Engineering and Technology Associates Inc. reviewed the resource model and estimates as prepared by The Winters Company, and have concluded that they are compliant with the SEC Industry Guide 7 and Canadian National Instrument NI 43-101, and are reasonable to form the basis of Bikerman Engineering and Technology Associates, Inc.’s September 2007 feasibility study and technical report.

A summary of the Johnson Camp proven and probable reserves are presented in the table below.

Johnson Camp Mine
Summary of Proven and Probable Reserves

		Total		Waste	Total
		Ore Tons	% Total	Tons	Tons	Strip Ratio
	Class	(000)	Cu	(000)	(000)	Waste/Ore
Burro Pit	Proven	30,936	0.369
	Probable	13,111	0.345
Total Burro Pit		44,047	0.362	22,531	66,578	0.51

Copper Chief Pit	Proven	24,041	0.298
	Probable	5,299	0.284
Total Copper Chief Pit		29,340	0.291	26,225	55,565	0.89

Total	Proven	54,977	0.338
	Probable	18,410	0.327
	Total	73,387	0.335	48,756	122,143	0.66

Notes

  The ore reserves were estimated in accordance with Industry Guide 7 of the Securities and Exchange Commission (sometimes referred to in this prospectus as the “SEC”) and CIM Guidelines.

  The reserves as stated are an estimate of what can be economically and legally recovered from the mine and as such incorporate losses for dilution and mining recovery. In the opinion of Bikerman Engineering and Technology Associates Inc., the reserves are reasonable based on the economics used.

  The actual tonnage and grade of reserves are generally expected to be within 90-95% of the estimate for proven reserves, and 70-80% for probable reserves.

  Reserves are based on a copper price of $1.50/lb and on total copper assays. Bikerman Engineering & Technology Associates used a copper price of $1.50/lb despite significantly higher recent copper prices, to ensure a conservative pit design and long term feasibility of the Johnson Camp Mine.

  Reserves are based on operating costs estimated as of the second quarter of 2007.

  The cutoff grade is the deemed grade of mineralization, established by reference to economic factors, above which material in included in mineral resource or reserve calculations and below which the material is considered waste. The cutoff grade may be either: (a) an external cutoff grade, which refers to the grade of mineralization used to control the external or design limits of an open pit based upon the expected economic parameters of the operation; or (b) an internal cutoff grade, which refers to the minimum grade required for blocks of mineralization present within the confines of a deposit to be included in resource or reserve estimates In order for rock to be above the internal cutoff grade, the net revenue from processing the rock must exceed the sum of all cash operating costs, excluding mining costs. Measured and indicated resource blocks having values that exceed the internal cutoff grade were then classified as proven or probable ore blocks. All inferred resource blocks were treated as waste, regardless of their estimated copper grade.

  One of the reasons that cut off grade is important is that it determines how the mined ore will be processed. High grade ore – defined by Bikerman Engineering & Technology Associates as mine blocks that grade at greater than 0.15% recoverable total copper – will be crushed. Low grade ore – defined by Bikerman Engineering & Technology Associates as mine blocks that grade between 0.065% and 0.15% recoverable total copper – will be truck-dumped directly on the existing leach ponds. (See Johnson Camp Property - Processing”).

  The following cutoff grades were used for the reserve estimates summarized in the foregoing table:

COPPER = $1.50 /lb	INTERNAL CUTOFF GRADES	EXTERNAL CUTOFF GRADES
Rock Type	Burro Pit % Total Cu	Burro Pit % Total Cu
Upper Abrigo	0.065	0.146
Middle Abrigo	0.065	0.146
Lower Abrigo	0.065	0.146
Bolsa Quartzite	0.067	0.151
Upper Diabase	0.063	0.142
Upper Pioneer Shale	0.067	0.151
Lower Diabase	0.063	0.142
Lower Pioneer Shale	0.067	0.151

COPPER = $1.50 /lb	INTERNAL CUTOFF GRADES	EXTERNAL CUTOFF GRADES
Rock Type	Copper Chief Pit % Total Cu	Copper Chief Pit % Total Cu
Upper Abrigo	0.065	0.146
Middle Abrigo	0.065	0.146
Lower Abrigo	0.065	0.146
Bolsa Quartzite	0.067	0.151

COPPER = $1.50 /lb	INTERNAL CUTOFF GRADES	EXTERNAL CUTOFF GRADES
Rock Type	Copper Chief Pit % Total Cu	Copper Chief Pit % Total Cu
Upper Diabase	0.069	0.155
Upper Pioneer Shale	0.067	0.151
Lower Diabase	0.069	0.155
Lower Pioneer Shale	0.067	0.151

The technical report on the Johnson Camp Mine was prepared by Michael Bikerman, Ph.D., P.G., David Bikerman, M.S., E.M, and Thomas McGrail, E.M., all of Bikerman Engineering & Technology Associates, Inc., pursuant to National Instrument 43-101, “Standards of Disclosure for Mineral Projects,” of the Canadian Securities Administrators. Michael Bikerman, David Bikerman and Thomas McGrail are all independent to Nord and are “Qualified Persons” within the meaning assigned in National Instrument 43-101.

The technical report was filed electronically with the Securities Commissions of British Columbia and Ontario on November 13, 2007, on the System for Electronic Document Analysis and Retrieval (commonly, known as "SEDAR"), and is publicly available on the Internet at www.sedar.com, under our company's profile.

The mineral reserves summarized above have been estimated in accordance with the definition standards on mineral reserves of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in National Instrument 43-101 and are compliant with SEC Industry Guide 7, “Description of property by issuers engaged or to be engaged in significant mining operations.” In addition to the disclosing such mineral reserves, the technical report contains references to “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources” to comply with reporting standards in Canada. Although these terms are recognized and required by Canadian regulations (under National Instrument 43-101), the U.S. Securities and Exchange Commission does not recognize them. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves. In addition, “inferred resources” have a great amount of uncertainty as to their existence, and economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, or economic studies except for “Preliminary Assessments” as defined under NI 43-101. Investors are cautioned not to assume that part or all of an inferred resource exists, or is economically or legally mineable.

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

Estimation of total copper recovery for each ore type involved:

  examination of Cyprus drill hole data that contained both acid soluble assays and total copper assays, with the view to determining a correlation (expressed as a percentage) between such acid soluble assays and total copper values for each ore type; and

  application of the correlation to the acid soluble copper recovery determined for the particular ore type based on column tests and certain other parameters. Four column tests were used to estimate recoveries, one for each of the following major rock types at the Johnson Camp Mine: Abrigo, Bolsa Quartzite, Pioneer Shale, and the Diabase formations. (See “Johnson Camp Property – Johnson Camp Property – Geological Setting and Mineralization”).

Thus, expressed as a formula: [(A ÷ B) X C] = D

Where:

A is the acid soluble assay;
B is total copper assay;
C is the acid soluble recovery for an ore type; and
D is the total copper recovery for that ore type.

A reserve estimate based on total copper is an indirect measurement of the amount of copper that is metallurgically available for recovery. Accordingly, there is a risk that we may have over-estimated the amount of recoverable copper. (See “Risk Factors – Risks Related to Our Company”).

Historic Copper Production

From 1975 to 1986, Cyprus mined approximately 15,000,000 tons of ore grading approximately 0.6 percent total copper from the Burro pit. In addition, approximately 12,000,000 tons of waste rock was produced. All ore placed on the heaps was run-of-mine (that is, not crushed). In total, approximately 107,000,000 pounds of cathode copper were produced by SX-EW methods.

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

In 1996, based on metallurgical testing it conducted, Arimetco added a crushing plant to reduce the particle size of ore placed on the heaps in an effort to improve recoveries. The metallurgical test work indicated improved recoveries from crushed ore. (See “Johnson Camp Property – Johnson Camp Property - Metallurgical Test Work”). We believe that the initial results from leaching of crushed ore placed on a new liner system installed by Arimetco were an increase in leach solution copper grade and an improvement in recoveries to the point where they matched the metallurgical test work performed on certain ore at a similar crush size. However, crushed ore represented less than 25 percent of the total ore that Arimetco had under leach. In its technical report, Bikerman Engineering & Technology Associates concluded that these operating results, along with the column leach test results, clearly support the need to crush the ore to obtain reasonable recoveries under heap leach conditions.

Production by Arimetco between 1991 and 1997 for the Burro and Copper Chief pits totaled approximately 16,000,000 tons of ore grading approximately 0.35 percent total copper and 12,000,000 tons of waste, primarily from the Burro pit, producing approximately 50,000,000 pounds of cathode copper. Arimetco achieved recoveries of approximately 43 percent of the total copper grade from mostly uncrushed ore placed on the heaps. Arimetco ceased mining operations in mid-1997.

The soluble copper assay techniques used by Arimetco for ore grade estimation are not directly comparable to the soluble copper assay techniques used by Cyprus. Arimetco recoveries were calculated based on total copper assays. The use of two different assay techniques by Cyprus and Arimetco could have led to inconsistencies in or the skewing of the data underlying our estimates, thereby increasing the risk of an overestimation of ore reserves at Johnson Camp Mine. (See “Risk Factors- Risks Related to Our Company”).

The Johnson Camp Mine is not currently mining new ore. Historical data is presented for general information and is not indicative of existing grades or expected production. Reports on past production vary. The past production from pits on the Johnson Camp Mine, as reported by Cyprus and Arimetco, is tabulated below:

Historic Copper Production Statistics

Cyprus

		Soluble	Contained
	Tons Ore to	Copper	Soluble	Lbs. Copper
Year	Pad(1)	Grade %	Copper	Shipped

1975	2,132,260	0.496	21,152,019	6,143,024
1976	1,821,476	0.357	13,005,339	10,059,807
1977	1,563,030	0.399	12,472,979	10,327,424
1978	1,202,500	0.426	10,245,300	10,205,142
1979	1,588,400	0.522	16,582,896	10,032,003
1980	1,499,600	0.411	12,326,712	10,320,407
1981	1,551,500	0.470	14,584,100	10,693,485
1982	1,894,700	0.322	12,201,868	9,702,272
1983	1,962,600	0.504	19,783,008	9,717,616
1984	52,100	0.713	742,946	8,803,361
1985	0	0	0	6,200,836
1986	0	0	0	4,854,796
Total	15,268,166	0.436	133,097,167	107,060,173

Note

(1)   Ore production run-of-mine (not crushed).

Arimetco

		Total
	Tons Ore to	Copper	Contained	Lbs. Copper
Year	Pad	Grade %	Total Copper	Shipped

1991(1)	750,100	0.340	5,100,680	5,549,725
1992(1)	2,516,320	0.480	24,156,672	8,156,435

		Total
	Tons Ore to	Copper	Contained	Lbs. Copper
Year	Pad	Grade %	Total Copper	Shipped

1993(1)	3,259,320	0.340	22,163,376	7,386,504
1994(1)	2,719,690	0.290	15,774,202	5,618,012
1995(1)	2,995,592	0.290	17,374,434	6,345,518
1996(2)	3,084,254	0.350	21,589,778	9,921,576
1997(2)	1,254,971	0.370	9,286,785	4,747,995
1998	0	0	0	2,181,304
Total	16,580,247	0.348	115,445,927	49,907,069

Notes

(1)	Ore production run-of-mine (not crushed).
(2)	Less than twenty-five percent of ore under leach was crushed to a nominal size of 3 inches.

The following table contains a breakdown of the actual copper cathode production for Johnson Camp Mine since we have owned the Johnson Camp property (the production was accomplished by our then subsidiary, Nord Copper Company):

Nord
Year	Lbs. Copper Shipped(1)
1999	672,004
2000	1,632,245
2001	1,133,914
2002	495,494
2003	556,388
Total	4,490,045

Note

(1)	All copper production derived from existing heaps by residual leaching. There was no new ore mined and placed on the heaps during 1999-2003.

The following table shows the total pounds of copper shipped from the Johnson Camp Mine:

Total Pounds Copper Shipped
Cyprus	107,060,173
Arimetco	49,907,069
Nord	4,490,045
Total	161,457,287

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

We commenced further exploratory drilling on the Johnson Camp property in mid-July 2007. We have completed the first phase of preliminary exploratory drilling around the periphery of the existing boundaries of the Burro and Copper Chief pits. The drill results indicate the continuation of mineralization from the current south edge of the Burro pit, increase the drill hole density within the Copper Chief pit and expand copper mineralization to the northwest and southwest of the planned Copper Chief pit boundaries.

Existing Leach Pads

In 1999, we conducted a limited drilling program to evaluate actual copper content of the existing heaps. The drilling program was conducted to provide an estimate of the copper values in the heaps, but cannot be considered a definitive measure of copper in the heaps. Based on estimated heap tonnages, we believe there are approximately 75,000,000 pounds of acid soluble copper remaining in the heaps, not all of which will be recoverable. The following chart contains the actual copper cathode production for Johnson Camp Mine during the years indicated:

Year	Production
2000	1,632,245 lbs
2001	1,133,914 lbs
2002	495,494 lbs
2003	556,388 lbs
Total	3,818,041 lbs

The above production was achieved by our company with a significant portion of the heap area not under leach and little or no sulfuric acid makeup to the available leach solution. However, past production is not necessarily predictive of future results.

Resource Model

In the opinion of Bikerman Engineering & Technology Associates, the resource model and estimates used as the basis for the feasibility study contained in its technical report are appropriate and reasonable, and are in accordance with SEC Industry Guide 7 and CIM Guidelines.

The information required to construct and validate the resource model was initially provided by Summo in 1998 and 1999. The information including an electronic drill hole database that Summo had obtained from Arimetco, rock density data and various historical production data, along with supplemental information that facilitated the estimation of soluble copper values. The information also included copper assay values from the twelve confirmation drill holes that Summo drilled in the Copper Chief and Burro deposits as part of its due diligence efforts. (See “Johnson Camp Property –Johnson Camp Property – Drilling”). This data was compared to earlier adjacent drill hole results, and to validate locally the block model copper grade estimate.

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

Data Verification

In May, 2006, we contracted an independent consulting firm to do a detailed review of the data verification procedures at the Johnson Camp Mine. Bikerman Engineering & Technology Associates considered this review of data verification in the technical report and feasibility study and agreed with its conclusions.

Four different major categories or levels of data verification have been completed at Johnson Camp Mine by Cyprus Copper, Arimetco, Summo, and others in evaluating the geological, drill hole, and assay database. Each major category or level of data verification provides a measure of confidence in the database. Bikerman Engineering & Technology Associates has concluded that taken in aggregate, all four categories provide corroboration and thus a higher degree of confidence in the data. The categories include: individual inter-company verifications; intra-company verifications; third party reviews; and reconciliations.

Inter-Company Verifications

Cyprus conducted drilling and assaying with both internal and external check assay procedures for data verification. Cyprus had samples assayed at more than one external lab for both total copper and acid-soluble copper. Those external labs were reputable commercial analytical labs commonly employed by the mining and exploration industry at the time. A quality assurance quality control, or QA/QC, procedure was also in place whereby Cyprus composited sample pulps and re-submitted the composite for assay as a comparison with the average of individual assays. In addition, Cyprus did bottle roll tests on core samples to provide an additional analysis for comparison. Bikerman Engineering & Technology Associates has concluded that, while these procedures were not done for every hole and every sample, they were done in sufficient amount to detect either errors in the analytical process or high variability in assays as a result of the geology and no significant or consistent variances were noted.

The majority of the drill holes in the resource database are core holes drilled by Cyprus. Arimetco drilled with core and by reverse circulation methods. Although Arimetco did not have the same quantity of internal or external check assays as Cyprus, Arimetco made extensive use of an independent, reputable commercial lab that is still in business today. In addition, Bikerman Engineering & Technology Associates has concluded that the Arimetco basic data, drill logs and assays sheets were done in sufficient quality typical of industry activity at the time (1990’s).

In summary, Bikerman Engineering & Technology Associates has concluded that both Cyprus and Arimetco conducted standard documented copper analyses in-house and with external labs, had some degree of QA/QC procedures in place and detected no significant problems with repeatability or accuracy of copper assays.

Intra-Company Verifications

The Johnson Camp Mine was operated by Cyprus and Arimetco and evaluated by Summo prior to our company’s ownership of the Johnson Camp property. Arimetco conducted drilling and assaying that confirmed the work of Cyprus, and Summo conducted mapping, drilling and assaying that confirmed the work of Cyprus and Arimetco. Bikerman Engineering & Technology Associates has concluded that it is a very compelling verification procedure when a second and third company does confirmation drilling and assaying, with different drilling techniques and analytical labs, and the data is correlative.

Summo drilled four holes in the Burro pit and nine in the Copper Chief pit as reverse circulation drill holes. Bikerman Engineering & Technology Associates examined the assay sheets and drill hole logs for a randomly selected Summo drill hole in the Burro pit and for adjacent drill holes by Cyprus and determined that the assay values in all three holes had the same general range of copper values, in the same lithological units, and while not intended as true twin-holes, each drill hole generally verifies the others.

Third Party Reviews

Various third party independent reviews have been conducted on the Johnson Camp property. For example, in 1999, Summo commissioned an engineering firm to complete a feasibility study for the Johnson Camp property. In 2000, we commissioned an engineering firm to complete a feasibility study and in 2005 we requested an updated feasibility study and technical report for the Johnson Camp property. In the opinion of Bikerman Engineering & Technology Associates, these firms are known as reputable consulting/engineering companies providing audits, resource/reserve estimations and feasibility level evaluations to the mining industry. Bikerman Engineering & Technology Associates has reviewed these reports and concluded that there are no serious data verification issues and that these reports are reasonable. Bikerman Engineering & Technology Associates found few database errors and omissions and acceptable limits of error.

The Summo commissioned feasibility study examined the drill hole database, geology, assays, bulk density measurements, QA/QC procedures and completed various block model-to-drill hole comparisons, and reconciliations of the model with historical productions. The Summo commissioned feasibility study verified the block model grades of their resource estimate against the Arimetco drill hole database. Bikerman Engineering & Technology Associates has reviewed the Summo commissioned feasibility study and concluded that this work verifies that the constructed resource block model, is representative of the data base and that the examination by the engineering company and the prior operators verifies the database.

Independent sampling of remaining core to compare with historical assays was attempted, however a large portion of the split core from Cyrus drilling is no longer available and assays for samples that have been archived for over 20 years are not a good comparison with the originally fresh core samples. However, Bikerman Engineering & Technology Associates has concluded that of the limited number of samples collected, individual sample variances occur, but globally the grades do not differ much.

Reconciliations

As the drill hole database is the foundation of the resource and reserve estimates, Bikerman Engineering & Technology Associates has concluded that the most significant verification of the drill hole database is the comparison of its derived block model with the production of mined material. This is accomplished by a reconciliation of the drill hole determined block model tonnage and grade against the blast-hole determined tonnage and grade. The results of reconciliations indicate the model generally replicated or slightly underestimated grade for similar tonnages.

The feasibility study commissioned by Summo compared total historical production with the block model and found both tonnage and grade to be within 0.8% of the combined Cyprus and Arimetco production. Bikerman Engineering & Technology Associates has concluded that this is a close correlation between the historical production and the database-derived block model.

Additional Third Party Review

A third party consulting firm observed, and Bikerman Engineering & Technology Associates concurred, that the basic information upon which verification relies is available for the Johnson Camp Property,

including: pre-mine and post-mine mapping; drill hole geological logs; copies of daily drill reports; drill core sampling procedures (Cyprus); original or copies of original assay certificates from commercial analytical labs and the Cyprus Johnson Camp Mine lab; documented sample preparation and analytical procedures; standard analytical procedures used by laboratories, several vintages of geological maps, rock density procedures by an independent laboratory; blast hole pattern assay maps; production records as truck counts to leach dumps; actual production records (from blast holes) versus forecast production (from the deposit model); pre-feasibility and feasibility reports; current availability of geological personnel who actually performed some of the work; and a limited library of core samples and sample pulps.

In 2006, we commissioned a third party consultant to review the applicability of the drill hole data base. Bikerman Engineering & Technology Associates reviewed the verification work done by the consultant and concurs with the conclusions of the consultant. In April 2006, the consultant visited the Johnson Camp Mine and prepared a spreadsheet summary listing all available drill hole data. The consultant tabulated the rotary, reverse circulation and core drilling done on the Burro and Copper Chief deposits.

In May 2006, the consultant visited our company’s offices in Tucson, Arizona for the purpose of completing an exhaustive audit of the Copper Chief and Burro Pit deposit electronic database. The consultant verified geologic drillhole logs for the model and verified assay certificates to the electronic database. Bikerman Engineering & Technology Associates considers the results of the verification to be quite positive. For example, the consultant checked, and confirmed approximately 40% of the Copper Chief electronic database and found two typographical errors, and he checked approximately 20% of the Burro Pit electronic data base and found one omission.

With the exception of two shallow drilling programs by Cyprus and Arimetco all the assay certificates for all the data in the electronic database have been located. Additionally, geologic logs for over 95% of the drilling completed in the resource areas have been located and were reviewed by Bikerman Engineering & Technology Associates.

In summary, all four levels of data verification have shown only minor database errors. Bikerman Engineering & Technology Associates have concluded that the minor database errors are within acceptable levels and have no reason to believe that the Johnson Camp resource database does not accurately reflect the drill logs.

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

The second test program was authorized by Summo in August 1998 and was completed at another independent laboratory. Summo personnel collected the bulk ore samples from the Burro and Copper Chief pits. The locations of the bulk samples were based on preliminary channel sampling. The rock types chosen for sampling from the Burro pit included Lower Abrigo Formation, Bolsa Quartzite and two types of diabase ore. Only a bulk sample of oxidized diabase was obtainable to represent the Copper Chief ore, but a study of polished mineralogical sections prepared from core and/or reverse circulation drill cuttings indicated that the diabase samples taken from the Burro pit were representative of the diabase material contained in the Copper Chief deposit.

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

The forecasted recoveries of copper that were reviewed by Bikerman Engineering & Technology Associates in preparing their technical report are based on the column tests and are dependent on the crushing of the ore to a nominal size of one inch. The Arimetco test program indicated the importance of this parameter. Cyprus operated the Johnson Camp Mine for a run-of-mine operation whereby non-crushed ore was placed on the leach pads. Arimetco also ran the Johnson Camp Mine as a run-of-mine operation until late 1995 at which time it began crushing the ore to approximately 3 inches. Our current copper recovery estimates provide for extracting 74 to 81 percent of the total copper content of the ore mined, depending on ore type and with crushing to a nominal size of one inch.

According to Cyprus’ records, it achieved copper extraction of up to 80 percent of the acid soluble copper from uncrushed, run-of-mine material. However, the Arimetco operation, which leached new run-of-mine ore, old Cyprus run-of-mine ore, and 4,300,000 tons of ore reported to have been crushed to a nominal size of three inches, achieved copper recovery (from 1991 through 1998) of 43 percent of total copper. Arimetco’s records do not distinguish between copper extracted from old Cyprus material, new run-of-mine ore, and new crushed ore.

In preparing its technical report, Bikerman Engineering & Technology Associates reviewed the metallurgical test work and concurred with the metallurgical recovery estimates. As indicated above, however, the increase in projected copper recovery rates over the historic copper recovery rates is premised on ensuring that the ore is crushed to a nominal size of one inch prior to being placed on the leach pads. This is consistent with Arimetco’s initial results from leaching of crushed ore placed on a new liner system – namely, an increase in leach solution copper grade and an improvement in recoveries to the point where they matched the metallurgical test work performed on certain ore at a similar crush size.

In summary, our expectations with respect to copper recovery rates significantly exceed historical experience at the Johnson Camp Mine, as we plan to crush the ore to a smaller size with the view to increasing leaching efficiency. We believe that our expectations are reasonable, given our view that Cyprus and Arimetco placed uncrushed or improperly crushed ore on the leach pads, which resulted in differing recovery projections and rates. However, there can be no assurance that we will be able to meet these expectations and projections at an operational level. (See “Risk Factors – Risks Related to Our Company”).

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

The projected recoveries are based on column tests using best industry practices at the time of estimation and extrapolation. Four column tests were used to estimate recoveries, one for each major rock type. (See “Johnson Camp Property – Johnson Camp Property – Geological Setting and Mineralization”). However, these projections have been prepared on the assumption, which cannot be assured, that the samples tested are representative of the entire deposit, not only with respect to ore grade and copper mineralogy, but also general leaching characteristics of the ores such as fines or clay content. The reliability of the recovery estimates is also limited by the small sample size that has been used to forecast the overall ore body recovery; the projected final copper recoveries for the deposit are extrapolations from the laboratory test program.

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

The projected recovery from run of mine leach ore is assumed to be 50% based on prior operating experience at the Johnson Camp Mine.

Mining

Mining of the Johnson Camp mine is by open-pit methods utilizing mid-size earth moving equipment. Feasible pit shapes, complete with haul-road designs, have been modeled based on: disposition of grade values in the resource model; economic parameters such as copper price, and mining and operating costs; and technical parameters such as pit slopes and copper recovery.

Bikerman Engineering & Technology Associates designed the pits based upon the measured and indicated resources in the computerized 3-D block model. Minable pit shapes optimize the extraction of the mineral inventory given the economic and technical parameters delineated by Bikerman Engineering & Technology Associates in preparing their technical report. The pit optimization procedures utilized in definition of the final pit design took the following factors and assumptions into consideration, based on information current as of the second quarter of 2007:

  a copper price of $1.50 per pound is used;

  process recovery of contained copper values dependent on rock type;

  mining cost of $1.51 per ton of ore moved;

  mining cost of $1.61 per ton of waste moved;

  crushing cost of $0.64 per ton of ore;

  processing and laboratory cost of $0.29 per pound of copper produced;

  general and administrative expenses and labor costs of $0.35 per ton of ore;

  environmental cost of $0.03 per ton of ore;

  reserves are block diluted;

  overall pit slope of 45 degrees on footwall and 55 degrees on hanging wall;

  minimum pit bottom of 60 feet;

  twenty-foot bench mining heights;

  bench face slope of 63 degrees;

  ultimate haul road grade of no greater than 10%; and

  total haul road width of 80 feet.

A Lerchs-Grossman algorithm was utilized to optimize the pit. This algorithm provided a basic pit shape outline that served as the basis for final pit design. The routine essentially floats an economic cone over all blocks in the 3-D block model to determine what mineralized material can be mined and processed given the economic parameters input.

A two-phase mine design has been developed for the Burro and Copper Chief pits. The starter pits are intended to allow for the mining of higher grade ore during the first three years of mine production.

Processing

Copper production will originate from both an active leach program of newly mined ore and the residual leaching of the existing leach dumps. The newly mined ore will be divided into two subcategories, dependent on total copper grade. High grade ore – defined by Bikerman Engineering & Technology Associates as mine blocks that grade at greater than 0.15% recoverable total copper – will be crushed. Low grade ore – defined by Bikerman Engineering & Technology Associates as mine blocks that grade between 0.065% and 0.15% recoverable total copper – will be truck-dumped directly on the existing leach pads.

It is expected that both crushed high grade ore and low grade ore will be placed on top of the existing heaps during start-up, although they will be stacked in separate areas of the leach pads. However, prior to placing the new ore on top of the existing heaps, one of the liners on a leach pad will be removed together with the ore atop the liner to ensure the lower ores can be leached. Other items that have changed from the earlier heap leach practice at the Johnson Camp Mine include: agglomeration of the high grade ore with acidified raffinate; placement of the high grade ore with conveyors; solution application with emitters; solution collection with either rehabilitated or new ponds that meet the requirements of the Arizona Department of Environmental Quality; and installation of new pump stations. Bikerman Engineering and Technology Associates has concluded that all of these factors will serve to improve operating efficiencies and performance at the Johnson Camp Mine.

We have commenced scheduling our ore deposition plan, which, upon completion, will define the timing of the construction of new a leach pad (see “Solvent Extraction Electrowinning Plant Expansion” below, where it is disclosed that the new leach pad will be constructed in the future) and its required size. We plan to stack the low grade ore exclusively on the existing pads, and to stack the majority of the high grade crushed ore on the new leach pad once it has been completed. It is anticipated that the existing leach pads, with the implementation of this stacking regime, will be continuously under leach. Leaching and subsequent rinsing of these existing leach pads will continue until the pregnant leach solution grade becomes too low for profitable processing.

The operating plan for the low grade ore is simply extraction and direct truck haulage from the mine for dumping on the existing leach pads. Recoveries from this low grade ore are projected to be approximately 50%.

The operating plan for the high grade ore includes mining, crushing the ore to minus one-inch, acidulating and drum agglomerating the crushed ore with sulfuric acid, and conveying the acidulated ore through a series of movable conveyors to the leach pads. That ore will be acid–cured with a 144-gram-per-liter raffinate solution before conventional leaching commences. The ore will be stacked in 30-foot lifts on both the old heaps and, once it has been completed, the new pad. The new ore will be leached with a combination of low-grade leach solution (intermediate leach solution – ILS) and raffinate. The highest grade pregnant leach solution from the leach pad system will be piped to the solvent extraction plant. Raffinate from the solvent extraction plant will be applied to the existing leach dumps and low grade ore for both new and residual copper recovery. Copper will be recovered from the pregnant leach solution utilizing the existing solvent extraction circuit and cathode copper will be produced from the expanded electrowinning circuit using stainless steel blanks.

Solvent Extraction Electrowinning Plant Expansion

The existing electrowinning plant consists of an older section consisting of 56 cells, each containing 21 cathodes, and a newer section made up of 16 cells, each containing 36 cathodes. Our mine plan calls for the addition of a third set of cells (termed expansion) with 16 cells, as well as the addition of a new automated stripper to strip copper cathodes from the stainless steel cathode sheets. Other planned improvements included in the SX-EW modifications are a new cell house crane, water heater and associated heat exchanger, a new set of electrolyte filters, a clay filter press, and an upgrade to the transformer. In addition, new pumper-mixers, a crushing system, and a sulfuric acid storage tank, will be installed. These improvements will augment the many modifications that have already been made to the original plant. In addition, a new leach pad, a new combined PLS-intermediate leach solution pond (ILS) and a storm water pond are to be constructed in an area northeast of the existing plant facilities in the future.

Production, Operating Costs, and Capital Costs

The feasibility study forming part of Bikerman Engineering & Technology Associates, Inc.’s technical report on the Johnson Camp Mine dated September 2007 was based in part on certain estimates of production, cash operating costs, and capital costs for the estimated life of the Johnson Camp Mine that were current to the second quarter of 2007. We continually review our mine plan, including the related cost estimates, with the view to managing risk. As a result of that process, we now estimate that the initial capital cost for the reactivation of the Johnson Camp Mine will be approximately $29,000,000, an increase over the $28,000,000 in initial capital cost estimate included in the technical report. (See “Management’s Discussion and Analysis – Estimated Capital Costs”.)

The technical report included estimates of operating costs for contractor mining of both the ore and waste (as we plan to use a mining contractor to mine both the Burro and Copper Chief pits, but our own employees for other activities), crushing and conveying ore, our leaching and solvent extraction-electrowinning (SW-EX) operations, and certain plant auxiliary costs. During the past several months, SW-EX projects in the southwestern United States have experienced significant shortages and price increases for sulfuric acid. We have entered into an agreement with a broker of acid for the supply of sulfuric acid through the end of 2009. Therefore, we do not anticipate any sulfuric acid supply interruptions. However, we remain subject to market fluctuations in the price and supply of sulfuric acid. (See “Risk Factors – Risks Related to Our Company”.)

In addition, energy, including electricity and diesel fuel, will represent significant portion of production costs at our operations. Because energy is a significant portion of our production costs, we could be negatively affected by future energy availability issues or increases in energy costs. (See “Risk Factors – Risks Related to Our Company”.)

Royalty Obligations

Copper metal produced from Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1,000,000.

United States Mining and Environmental Laws

Arizona State Mining Laws

Mining in the State of Arizona is subject to federal, state and local laws. Three types of laws are of particular importance to the Johnson Camp property: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment. All of the Johnson

Camp mining operations are located on private land including both patented mining claims and fee simple lands.

Our exploration activities in the United States are subject to regulation by governmental agencies under various mining and environmental laws. The nature and scope of regulation depends on a variety of factors, including the type of activities being conducted, the ownership status of land on which the operations are located, the nature of the resources affected, the states in which the operations are located, the delegation of federal air and water-pollution control and other programs to state agencies, and the structure and organization of state and local permitting agencies. We believe that we are in substantial compliance with all such applicable laws and regulations. While these laws and regulations govern how we conduct many aspects of our business, we do not believe that they will have a material adverse effect on our operations or financial condition in their current form. We evaluate our projects in light of the cost and impact of current regulations on the proposed activity, and evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our operations.

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. Arizona’s analogue to CERCLA, the Water Quality Assurance Revolving Fund (WQARF), imposes liability for releases of hazardous substances on parties similar to the CERCLA program. We are unaware of any reason why our undeveloped properties would currently give rise to any potential CERCLA or WQARF liability. We have no indication at this time that with respect to our properties or surrounding areas that have been impacted by historic mining operations any future CERCLA or WQARF liability is expected.

Under the Resource Conservation and Recovery Act (RCRA) and related state laws, including the Arizona Hazardous Waste Management Act (HWMA), the generation, transport, treatment, storage, and disposal of hazardous or solid wastes associated with certain mining-related activities are highly regulated. Administration of the federal RCRA programs was delegated to Arizona and is handled through the HWMA. RCRA and HWMA costs may also include corrective action or clean up costs. Failure to comply can create a fineable condition. We believe our facility is in substantial compliance.

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws. The substantive requirements of the Clean Air Act, including permitting and enforcement of standards are administered by Arizona and certain counties depending upon the size and nature of sources of air emissions. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions and regulated emissions.

Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into “Waters of the United States” are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill materials into “Waters of the United States,” including wetlands. Dischargesof pollutants to the groundwater is regulated by the state Aquifer Protection Permit Program, that sets standards for water quality discharges and requires permits for discharges. Storm water discharges also are regulated and permitted under that statute. All of those programs may impose permitting and other requirements on our operations. Arizona has been delegated authority under the federal NPDES permitting program..

The federal Pollution Prevention Act of 1990, that implements the Community-Right-To-Know portions of CERCLA, may require us to file annual toxic chemical release forms. This is dependent on the amount and character of the materials we will have and use at the facility.

The National Environmental Policy Act (NEPA) requires an assessment of the environmental impacts of “major” federal actions. The “federal action” requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards. It merely requires the analysis of any potential impact. The scope of the assessment process depends on the size of the project. An Environmental Assessment (EA) may be adequate for smaller projects which are found to have no significant impacts. An Environmental Impact Statement (EIS), which is much more detailed and broader in scope than an EA, is required for larger projects with significant impacts. NEPA compliance requirements for any of our proposed projects, such as federal approval of a mine plan involving more than five acres per year on unpatented mining claims, could result in additional costs or delays. There is no current Arizona law or state procedure comparable to the federal NEPA and the EA/EIS process. Although all current mine facilities on the Johnson Camp property are situated on private land, future exploration on the Johnson Camp property and our other properties may involve unpatented mining claims.

The Endangered Species Act (ESA) is administered by the U.S. Department of Interior’s U.S. Fish and Wildlife Service. The purpose of the ESA is to conserve and recover listed endangered and threatened species of flora and fauna and their habitat. Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. “Threatened” means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. Arizona has similar laws protecting wildlife and native plants. We conduct wildlife and plant inventories as required as part of the environmental assessment process prior to initiating exploration projects. We are unaware of any endangered species issues at any of our projects that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

We are committed to fulfilling our requirements under applicable environmental laws and regulations. These laws and regulations are continually changing and, as a general matter, are becoming more conservative. Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

U.S. Federal and State Reclamation Requirements

We are subject to mine plan and land reclamation requirements under the Federal Land Policy and Management Act and the Arizona Mined Land Reclamation provisions, which are implemented through permits and operations and reclamation plans that apply to exploration and mining activities. These requirements mandate reclamation of disturbed areas and require the posting of bonds or other financial assurance in an amount sufficient to satisfy expected reclamation costs. If reclamation obligations are not met, the designated agency could draw on these bonds and letters of credit to fund expenditures for reclamation requirements.

Reclamation requirements generally include stabilizing, contouring, and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics. We believe that we are currently in substantial compliance with and are committed to maintaining all of our financial assurance and reclamation obligations pursuant to our permits and applicable laws.

Our Reclamation and Closure Plan

The previous owner of the Johnson Camp property, Arimetco Inc., did not have a reclamation or closure plan, and did not have a bond in place to perform reclamation and closure activities. A reclamation and mine closure plan was submitted to the Arizona State Mine Inspectors Office in July 2007 which plan contemplates reclaiming all mining disturbances occurring after 1987 to a level that will support the designated post-mining land use. Open pit mines are excluded from reclamation requirements; however, waste dumps, tailing piles, leach facilities, process water ponds, site buildings and roadways will require closure and reclamation.

Components of our reclamation plan and closure plan include four separate post mining land use objectives based on public safety, existing and historic land uses, climate, soil quantity and quality, and economic feasibility. These include: rangeland; future mineral exploration and development; storm water management and processing waste rock materials for sale as landscape material, riprap and railroad ballast to contractors and the public.

Our closure plan includes measures to be taken to prevent discharges of pollutants from the facility after operations cease, the methods that we will use to secure the facility, and any other measures needed to protect groundwater resources, including post-closure monitoring and maintenance as needed. Mine closure costs from existing and future impacts of the contemplated operations have been estimated to total $1,850,000. The financial projection assumes a salvage value of the mining, process and service equipment of $2,512,000, a value in excess of the estimated mine closure cost.

Environmental and Permitting Issues

Groundwater and Aquifer Protection

Neither a Groundwater Protection Permit nor an Aquifer Protection Permit has been issued for the Johnson Camp Mine, however, an Aquifer Protection Permit application is currently pending review at the Arizona Department of Environmental Quality.

The Johnson Camp property has undergone mining activities for a period of over 125 years. Consequently, a number of impacted areas exist on the site. We acquired the Johnson Camp property from Arimetco subject to a number of conditions that constituted aquifer protection law violations and compliance measures. Accordingly, in connection with the acquisition, Consent Order P-139-99 was entered with the ADEQ in June 1999. We agreed to upgrade and improve certain of the facilities and complete certain remediation activities at the Johnson Camp property by September 2000. On January 3, 2001, Consent Order P-401-01 was entered with the ADEQ which replaced Consent Order P-139-99. Consent Order P-401-01 allowed the Johnson Camp Mine to continue to operate and to make improvements to the facility with the view to bringing it into compliance with current Arizona statutes.

On September 7, 2002, the ADEQ issued Compliance Order APP-1 14-02 against us upon determining that the operation of the Johnson Camp Mine was in violation of certain aquifer protection laws, as well as the terms of Consent Order P-4-01. Compliance Order APP-1 14-02 required that:

  the Johnson Camp Mine be brought into compliance with Arizona’s aquifer protection laws;

  a Stipulated Judgment and Stipulated Judgment Entry Agreement be entered with the ADEQ which provided for civil penalties in the amount of $4,325,000 as a consequence of violation of Consent Order #P-4-01 and the aquifer protection laws, subject to the agreement by the ADEQ that it would not file for entry of the judgment Compliance Order APP-1 14-02 was violated and the violation was not cured on a timely basis, or unless we became the subject of a bankruptcy, insolvency or receivership proceeding prior to achieving compliance with Compliance Order APP-1 14-02; and

  an Escrow Agreement be entered with the ADEQ requiring a $1,500,000 deposit by our company into an escrow account to be used solely to pay for the direct costs of bringing the Johnson Camp Mine into compliance with Compliance Order APP-1 14-02 and the aquifer protection laws.

In response to Compliance Order APP-1 14-02, we applied the $1,500,000 in escrowed funds to environmental remediation activities at the Johnson Camp Mine and to the preparation and filing of an Aquifer Protection Permit application with the ADEQ in June 2003.

The ADEQ responded to the aquifer protection permit application by letter dated September 2, 2003 which identified a comprehensive list of specific deficiencies. A partial response was submitted on September 28, 2006, however certain financial assurances required by the ADEQ could not be provided at that time. In reply, the ADEQ issued an Administrative Review Notice dated May 18, 2007 which included, among other things, lack of the required financial assurances as a deficiency. We submitted a response on July 2, 2007, but were unable to provide certain financial assurances in a form acceptable to ADEQ. On July 6, 2007, a notice of violation was issued citing the failure to provide the required financial assurances. On August 1, 2007, the outstanding financial assurances were submitted to the ADEQ, and, on August 10, 2007, a formal response to the notice of violation including documentation evidencing submission of financial assurances was filed.

On August 15, 2007, ADEQ declared that all components necessary for the Aquifer Protection Permit application were received by ADEQ, at which time ADEQ commenced its substantive technical review process. On February 6, 2008, ADEQ issued a request for additional information. We have 90 days from the date of receipt of ADEQ’s request to submit the additional information. Normally, ADEQ has 285 business days to complete its substantive technical review, but the tolling of this time period has been suspended by the request for additional information and will not recommence until we have supplied such information.

We are allowed to produce copper from the Johnson Camp Mine while we continue to comply with the mandates of Compliance Order APP-1 14-02 and until our application for a groundwater protection permit or our application for an aquifer protection permit is approved.

Air Quality

No air quality permits currently exist at the Johnson Camp Mine. Application to the ADEQ Air Quality Division for an Individual Crushing and Screening Plant Permit was made in May 2006 (Permit #40634). The ADEQ responded in July 2006 that we must submit a new Individual Permit application, including detailed emission calculations for and modeling results for the entire facility. We submitted an Individual Permit application to ADEQ on January 28, 2008. On February 12, 2008, we received a notice of administrative deficiencies from ADEQ. The administrative deficiencies will be addressed by the filing of an amended air quality permit application..

We recently received guidance from the ADEQ in connection with our permit application which has caused us to revise our original plan to fast-track the assembly and installation of the crushing and conveying systems at the Johnson Camp Mine while the permit application is being processed. On further examination of the permitting process and based in part on the guidance we have received from the ADEQ, we have determined that we should not proceed with certain activities at the site including, among other actions, the assembly and installation of the crushing and conveying systems, until we have received the air quality permit. Although this will not affect copper cathode production from our existing residual leaching operations, we anticipate that copper production from newly-mined ore will be delayed, with the result that we do not expect to reach our full estimated production rate of about 25 million pounds of copper per year at the Johnson Camp Mine until early spring 2009.

Our decision to modify our production plan is based on our conservative interpretation of the applicable rules, which we feel is important to protect our working relationship that we have developed with the ADEQ. We believe that adopting this approach will help expedite the processing of our air quality permit application and assure ongoing compliance.

As a result of the modified production plan, we anticipate that, subject to the timing of receipt of the air quality permit, copper production in 2008 will be approximately 4 million pounds, and that we will reach the full estimated production rate of about 25 million pounds of copper per year at the Johnson Camp Mine in early spring 2009.

Other Permits and Plans

We intend to put in place the following:

  a U.S. Army Corps of Engineers Section 404 Dredge & Fill Permit (if required);

  a Bureau of Alcohol, Tobacco and Firearms explosives user permit (if required); and

  a Spill Prevention Control and Counter Measures Plan.

Status of Permits - Summary

The development, operation, closure and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations and public agency decisions. This section does not attempt to exhaustively identify all of the permits and authorizations that need to be obtained, but instead focuses on those that are considered to be the main permits that are on the critical path for project start-up. These are summarized in the table below:

Permit	Status

Compliance Order	Currently allows copper production from site. This will be superseded by the Aquifer Protection Permit if and when it is issued.

Air Quality Permit

Permit documentation for the Johnson Camp Mine is currently under review by ADEQ. We submitted an Individual Permit application to ADEQ on January 28, 2008. On February 12, 2008, we received a notice of administrative deficiency from ADEQ. We plan to address the administrative deficiencies by filing an amended air quality permit.

Hazardous Material Transport and Storage	None Required. Material Safety Data Sheets will be maintained on property.

Explosives Storage and Use	Mining Contractor will be responsible for use and storage of explosives.

Weights and Measures	Site is licensed by the Arizona Department of Weights and Measures for the weighing of cathode copper for shipment and sale.

Aquifer Protection Permit (APP)	Application is currently under technical review by ADEQ.

Storm Water National Pollutant Discharge Elimination System	Permit number AZR05B377 issued on March 7, 2001. A Storm Water Pollution Prevention Plan is maintained on site.

Water Supply	4 existing wells are permitted: Moore Mine (#36-66376), Republic Mine (#36-66377), Black Prince Mine (#36-66378) and Section 19 Well (#36-66379).

Reclamation and Mine Closure Plan	Reclamation and Mine Closure Plan was submitted to the Arizona State Mine Inspectors Office in July 2007. The Plan is under review.

Landscape and Aggregate Rock Operation

We are planning on taking over the existing decorative and construction stone operation on the Johnson Camp property. Our lease contract with JC Rock, LLC, the current operator of this operation, expires on April 30, 2008. JC Rock has the right to remove the landscape and aggregate rock from the Johnson Camp property and pays us $1.50 per ton, subject to reduction to $1.00 per ton where the wholesale price realized by JC Rock is less than $6.00 per ton.

The rock currently being sold by JC Rock for landscaping purposes is bolsa quartzite, and is known in the market as Coronado Brown. We caused Cochise Aggregates and Materials, Inc. to certify “Coronado Brown Landscape Rock” as a trade name in the State of Arizona on July 15, 2005.

OTHER PROPERTIES

In addition to the Johnson Camp property, we have options to acquire interests in two exploration stage projects, described in more detail below: the Coyote Springs and the Texas Arizona claims. During 2007, we also held an option to acquire an interest in the Mimbres mine project located in New Mexico. In January 2008, we elected to terminate our rights to this option.

We have been conducting preliminary exploration activities at the Coyote Springs property to help us determine whether we should exercise the respective option. Pursuant to our Credit Agreement dated as of June 28, 2007 with Nedbank Limited, we are restricted from incurring exploration expenses on the Coyote Springs property during the period that the term loans are available of more than $1,500,000. We anticipate that we may spend up to approximately $383,000 on preliminary exploration activities on the Coyote Springs property over the next year to help us determine whether or not we should exercise the option. Accordingly, we do not believe that any of these properties are material to our overall operations at this time.

Coyote Springs

In January 2004, our company acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC (“Coyote Option Agreement”) to purchase the leasehold rights and mining claims located in the Safford mining district in Graham County, Arizona, commonly known as “Coyote Springs”, consisting of two State of Arizona mineral exploration leases and 52 unpatented mining claims. The Coyote Springs property is a porphyry copper-gold exploration target with exposed, surface copper oxides and considerable potential for deeper copper sulfides.

The Coyote Springs option provides that we may acquire the Coyote Springs project in exchange for (i) the issuance of certain shares of our company’s common stock, as described below, to Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC in their respective capacities as the Coyote Springs owners; (ii) at the election of the Coyote Springs owners, the issuance of either 149,994 shares of common stock or $165,000 cash in the aggregate, or a combination of shares and cash, to be paid in three annual installments of $50,010, $54,990 and $60,000 beginning in January 2006; (iii) the issuance of 99,999 stock options in each of January 2004 and 2006, and the issuance of 106,674 stock options in 2008; and (iv) in January 2009, at the election of the Coyote Springs owners, payment of $1,600,005 cash or the equivalent value in shares of common stock (based on market price at the time). The stock options issued prior to 2008 had an exercise price 15% below the value of our company’s common stock on the date of grant, must be immediately exercisable, and are to expire 36 months following their respective grant dates. In order to comply with TSX rules, the number of stock options granted subsequent to January 2008 will be grossed up in lieu of the 15% discount.

Pursuant to an amended agreement dated January 27, 2006, the Coyote Springs owners agreed to accept an aggregate of $21,000 in cash and an aggregate of 83,844 shares of our common stock valued at

$29,010, in full satisfaction of the $50,010 payment due in 2006. We also issued 99,999 stock options to the Coyote Springs owners with an effective grant date of January 28, 2006 and an exercise price of $0.47 per share. In January 2007, we paid an additional $18,330 and issued 33,332 shares of our common stock valued at $36,665 in conjunction with the Coyote Springs option. In January 2008, we paid an additional $60,000 in conjunction with the Coyote Spring Option and issued 106,674 stock options to the Coyote Springs owners. As of December 31, 2007, the total consideration paid under the Coyote Springs option was valued at $289,798, including the value of all stock options and shares of common stock issued.

The Coyote Springs option also provides for the payment of production royalties to Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC based on certain levels of copper sales, the payment of a 4% sales commission in the event that, after acquiring a 100% interest in the Coyote Springs project, our company sells Coyote Springs, and meeting certain exploration and development expenditures relative to Coyote Springs totaling $1,250,000 during the term of the agreement. We are currently up to date in our expenditure commitment to maintain the option. In addition to the above, the Coyote Springs option provides for; (i) the issuance of options in 2008 to purchase 99,999 shares of common stock (which will be grossed up in order to comply with TSX rules); and (ii) in January 2009, at the election of the Coyote Springs owners, payment of $1,600,005 in cash or the equivalent value in shares of common stock.

The Coyote Springs option expires in January 2009 and may be terminated by us upon 90 days’ written notice.

Texas Arizona Mines Project

In July 2004, we entered into an option agreement with an individual named Shirley Bailey to acquire a 100% interest in four unpatented mining claims for a polymetallic exploration target in Cochise County, Arizona, known as the Texas Arizona Mine. We paid $980 to acquire the option and, if we elect to exercise the option, must pay an additional $10,000 within four years. The claims are located in the Johnson Mining District approximately three miles from the Johnson Camp Mine.

Mimbres

In June 2004, our company acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to purchase the leasehold rights and mining claims for a porphyry copper exploration target commonly known as the Mimbres property, located near Silver City, New Mexico. The Mimbres property consists of 4.6 square miles of New Mexico state mineral leases and 45 unpatented mining. In January 2008, we elected to terminate the option agreement.

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

We have a history of losses and there is no assurance that we will not incur losses in the future. We had no revenues and a loss of $2,512,181 for the year ended December 31, 2007. As of December 31, 2007, we had working capital surplus of $710,914.

We have recently commenced work on reactivating the Johnson Camp Mine, and we are dependent upon the success of the Johnson Camp Mine as a source of future revenue and profits, if any. We cannot provide any assurance that we will successfully commence mining operations on the Johnson Camp property.

Even if we should be successful in achieving production, an interruption in operations of the Johnson Camp Mine may have a material adverse effect on our business.

The reactivation of the Johnson Camp Mine requires the commitment of substantial resources, and involves various concentrated activities that must be advanced concurrently. Any delay in the restart process may cause an increase in costs for us and could have a material adverse effect on our financial condition or results of operations.

The reactivation of the Johnson Camp Mine and the development of new mining operations on the Johnson Camp property requires the commitment of substantial resources for operating expenses and capital expenditures. We expect to incur in excess of $29,000,000 in initial capital costs within the first two years of start up of the mine (including working capital), and an additional $3,000,000 in capital costs in the following two years. Our estimated expenses may increase in subsequent years as consultants, personnel and equipment associated with advancing exploration, development and commercial production are added. The amounts and timing of expenditures will depend in part on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements or similar arrangements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control.

There are numerous activities that need to be completed to facilitate reactivation of the Johnson Camp Mine, including, without limitation, optimizing the mine plan, negotiating contracts for the supply of power, for equipment, for earthwork, for construction, for installation, handling and any other infrastructure and other issues. At the same time, we must recruit and train personnel, and hire and mobilize a mining contractor who will purchase all of the required large scale mining equipment which we do not already own. There is no certainty that we will be able to retain appropriate personnel or a suitable mining contractor on a timely basis, if at all, or that we will be able to negotiate supply agreements on terms acceptable to us.

Most of these activities require significant lead times and must be advanced concurrently. We will be required to manage all of these matters using our existing resources while, at the same time, expanding our permanent staff and using outside consultants to assist in these matters. Because all of these matters must be completed before any production begins, a failure or delay in the completion of any one of these matters may delay production, possibly indefinitely, at the Johnson Camp Mine. Any delay in the restart process may cause an increase in costs for us and could have a material adverse effect on our financial condition or results of operations.

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

We may never achieve our production estimates since they are dependent on a number of assumptions and factors beyond our control.

We have prepared estimates of future copper production. We cannot be certain that we will ever achieve our production estimates or any production at all. Our production estimates depend on, among other things: the accuracy of our reserve estimates; the accuracy of assumptions regarding ore grades and recovery rates; ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of mining and processing; and our ability to obtain all necessary permits to proceed with the reactivation of the Johnson Camp property. We plan to process the copper mineralization using SX-EW technology. These techniques may not be as efficient or economical as we project. Our actual production may vary from our estimates if any of these assumptions prove to be incorrect and we may never achieve profitability.

A major increase in our input costs, such as those related to sulfuric acid, electricity, fuel and supplies, may have an adverse effect on our financial condition.

Our operations are affected by the cost of commodities and goods such as electrical power, sulfuric acid, fuel and supplies. Management prepares its cost and production guidance and other forecasts based on its review of current and estimated future costs. A major increase in any of these costs may have an adverse impact on our financial condition. For example, during the past several months, SW-EX projects in the southwestern United States have experienced significant price increases for sulfuric acid. According to published industry information the price of sulfuric acid, US Gulf ex-terminal, increased from $100 per ton to $200 per ton between December 2007 and January 2008. At our planned full production rate of cathode of 25,000,000 pounds of copper per year, each $50 per ton increase in sulfuric acid prices is anticipated to result in an increase in the projected cost of cathode at Johnson Camp of approximately $0.07 per pound over the production cost estimates contained in the technical report prepared by Bikerman Engineering & Technology Associates, Inc.

Similarly, we expect that energy, including electricity and diesel fuel, will represent significant portion of production costs at our operations. Because energy is a significant portion of our production costs, we could be negatively affected by future increases in energy costs.

Shortages of sulfuric acid, electricity and fuel, may have an adverse effect on our financial condition.

Sulfuric acid supply for SX-EW projects in the southwestern U.S. is produced primarily as a smelter byproduct at smelters in the southwest U.S. and in Mexico. During the past several months, SW-EX projects in the southwestern United States have experienced significant shortages of sulfuric acid. We have an agreement in place for a broker of acid to supply us with sulfuric acid through the end of 2009. Therefore, we do not anticipate any sulfuric acid supply interruptions in the near future, although we continue to remain subject to market fluctuations in the price and supply of sulfuric acid.

Because our existing and planned operations will be highly dependent on the availability of electricity and diesel fuel, we could be negatively affected by future shortages of these commodities.

Our operations at the Johnson Camp Mine are dependent on certain equipment that may not be available.

We intend to use equipment we already own for operations at the Johnson Camp Mine. However, our mine plan calls for the acquisition or installation of certain additional equipment, including a crushing system and an overland conveyor system and certain equipment needed to rehabilitate and upgrade the existing SX-EW plant at the Johnson Camp Mine. There can be no assurance that we will be able to source the additional equipment that we require, that the transportation costs or installation of equipment to be installed at the Johnson Camp Mine will not be higher than anticipated by us, or that such equipment will arrive in good working condition.

Our estimates of reserves are inherently subject to error, particularly since we have no recent operating history on which to base such estimates. Our actual results may differ due to unforeseen events and uncontrollable factors that can have significant adverse impacts.

The Johnson Camp Mine has no recent operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed by third parties, the methodologies and results of which we have assumed are reasonable and accurate, which results form the basis for, and constitute a fundamental variable in, the feasibility study and technical report completed by Bikerman Engineering & Technology Associates, Inc. Bikerman Engineering & Technology Associates derived its estimates of cash operating costs at the Johnson Camp Mine from information provided by our company and certain other information, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, comparable facility and equipment operating costs current as of the second quarter of 2007, anticipated climatic conditions and other factors.

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

Our expectations with respect to copper recovery rates significantly exceed historical experience at the Johnson Camp Mine since we plan to crush the ore to a smaller size with the view to increasing leaching efficiency. In addition, our projections of copper recovery are based on amounts of metallurgical testing that are less extensive than are commonly used in the industry for evaluating copper oxide deposits. Furthermore, our estimates of ore reserves reflect consumption projections for sulfuric acid and other consumable items that were developed using a limited number of samples taken by the former operators of the mine on the Johnson Camp property that may not be representative of the characteristics of the copper deposits. There is no assurance that we will be able to meet these expectations and projections at an operational level.

Copper recovery rates for approximately 15% of our estimated total reserves may be less than optimal due to the presence of copper sulfide mineralization below the elevation of 4,560 feet.

Copper sulfide minerals are not as amenable to heap leach recovery techniques as are copper oxides. Since copper sulfide mineralization is evident below an elevation of 4,560 feet in both the Burro and Copper Chief pits of the Johnson Camp Mine, we caution that copper recovery rates for ore anticipated to be mined below that elevation (approximately 15% of estimated total ore reserves) may be inhibited. In addition, although the column test on the sample of Abrigo ore (a type of copper bearing host rock at the Johnson Camp Mine) taken from an elevation of 4,620 feet that contained 4.49% sulfides exhibiting good copper recoveries, the leaching of copper from ore mined at this depth may be less than optimal.

We have evaluated the commercial viability of the Johnson Camp Mine based on an estimate of ore reserves that is premised on a geologic resource model and estimate previously prepared that was based largely on drilling, sampling and assay data that had been developed by Cyprus Mines Corporation, Arimetco Inc. and Summo U.S.A. Corporation, the accuracy of which cannot be assured.

We have evaluated the commercial viability of the Johnson Camp Mine based on an estimate of ore reserves contained in the feasibility study. The resource model and estimate previously prepared and used as the basis for the feasibility study is based largely on drilling, sampling and assay data that had been developed by the previous operators of the Johnson Camp Mine, Cyprus and Arimetco, and by Summo. The validity of the estimates assumes the accuracy of the underlying drill hole electronic database.

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

Cyprus Mines Corporation (which owned the Johnson Camp property until 1989, operating under the name Cyprus Johnson Copper Company), Arimetco and Summo used different approaches to drilling, sampling and assay analysis that may not be comparable to each other. In particular, the soluble copper assay techniques used by Arimetco for ore grade estimation are not directly comparable to the soluble copper assay techniques used by Cyprus. The use of two incomparable approaches by Cyprus and Arimetco may have led to inconsistencies in or the skewing of the data underlying our estimates, thereby increasing the risk of an overestimation of ore reserves at the Johnson Camp Mine, as well as increasing the risk of a material inaccuracy in the feasibility study.

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

Bikerman Engineering & Technology Associates reviewed the results of limited sampling work undertaken at the Johnson Camp Mine in 2006 by another engineering company. Bikerman Engineering & Technology Associates has concluded that it is not possible for it to verify the entire original drill hole electronic database used for the current mineral resource model and ore reserve estimates. Consequently, Bikerman Engineering & Technology Associates and ourselves have largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data. Accordingly, there is a risk that results may vary if additional sampling work were undertaken. This, in turn, could adversely impact the current mineral resource model and ore reserve estimates, as well as increase the risk of a material inaccuracy in the feasibility study.

Our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays rather than on soluble copper assays and our expectations with respect to copper recovery are based on results of metallurgical testing that may not be duplicated in larger scale tests under onsite conditions or during production. As a result, there is a risk that we may have over-estimated the amount of recoverable copper.

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

Although we have secured a number of permits for the restart and operation of the Johnson Camp Mine, we still need to obtain certain additional permits, including a ground water protection permit, an aquifer protection permit and an air quality permit. In addition, certain permits will require applications for renewal from time to time during the life of the project and certain permits may be suspended or require additional applications in the event of a significant or substantial change to the Johnson Camp Mine operations or prolonged inactivity. To the extent other approvals are required and not obtained, we may: (i) be prohibited from commencing certain activities at the Johnson Camp Mine including, among other actions, the assembly and installation of the crushing and conveying systems; (ii) be prohibited from commencing or continuing mining and or processing operations; (iii) forced to reduce the scale of or all of our mining operations; or (iv) be prohibited or restricted from proceeding with planned exploration or development of mineral properties. For example, we are currently producing copper from our residual leaching operations under an ADEQ Compliance Order. However, we anticipate that we will be required to immediately halt all of our operations at the Johnson Camp Mine if our application for a groundwater protection permit or our application for an aquifer protection permit is denied. In addition, based in part on the guidance we have received from the ADEQ, we have determined that we should not proceed with certain activities at the Johnson Camp Mine including, among other actions, the assembly and installation of the crushing and conveying systems, until we have received an air quality permit.

We will incur substantial debt and have granted a security interest in our assets. If we are unable to repay our loans when they become due, the lenders would be entitled to realize upon their security by taking control of all or a portion of our assets.

We have entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, that provides for a $25,000,000 secured term loan credit facility that will be used by our company to assist in financing the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our company, with the aggregate amount of all term loans being $25,000,000. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) June 30, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate (LIBOR) for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). If we were to default under the Credit Agreement, an additional 3.0% interest would be payable in addition to such annual rate and all interest would be payable on demand. As of December 31, 2007, we had $20,000,000 available under this credit facility.

The Credit Agreement must be repaid over a period beginning one year after the first draw down under the facility and ending four years after the date of such first draw down, subject to certain prepayment provisions set forth in the Credit Agreement. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including all patented mining claims, fee lands and unpatented mining claims in which we have an interest. The lenders would be entitled to realize upon their security interests and seize our assets if we were to be unable to repay or refinance the loans as they become due. In addition, pursuant to the terms of the Credit Agreement, we are required to meet specified financial tests any time that any loan proceeds remain outstanding under the Credit Agreement. We are also restricted from incurring exploration expenses on the Coyote Springs property in excess of $1,500,000, during the period that the term loans are available.

Any failure to comply with the restrictions of the Credit Agreement, or under any other credit facilities or agreements governing our indebtedness, may result in an event of default. Such default may allow our creditors to accelerate the related debt. Our assets and cash flow may not be sufficient to fully repay borrowings under our debt instruments that are accelerated upon an event of default.

If we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in our Credit Agreement at maturity or in the event of a default, the lenders under our agreement could terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding (together with accrued interest and other fees) immediately due and payable and institute foreclosure proceedings against the security. Any such actions could force us into bankruptcy or liquidation.

We may require additional financing to complete the development and reactivation of the Johnson Camp Mine, the availability of which cannot be assured.

We expect that the initial capital costs within the first two years of start-up of the Johnson Camp Mine will exceed $29,000,000 (including working capital). Our estimated capital costs, and our estimated operating expenses, may change with our actual experience as our mine plan is implemented. If the change is substantial, we may still require additional financing to carry out our mine plan. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

Title to the Johnson Camp property may be subject to other claims.

Although we believe we have exercised commercially reasonable due diligence with respect to determining title to the properties that we own or in which we hold an interest, we cannot guarantee that title to these properties will not be challenged or impugned. The Johnson Camp property may be subject to prior unrecorded agreements or transfers or to native land claims and title may be affected by undetected defects. There may be valid challenges to the title of the Johnson Camp property which, if successful, could impair development and/or operations.

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

Our insurance will not cover all the potential risks associated with the operations of a mining company. We may also be unable to obtain or maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against risks such as environmental pollution or other hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liability for pollution or other hazards for which insurance may not be available or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and results of operations.

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

Our success depends on our key executives and on certain operating personnel at the Johnson Camp Mine. We face intense competition for qualified personnel, and the loss of the services of one or more of such key personnel could have a material adverse effect on our business or operations. Our ability to manage exploration and development activities, and hence our success, will depend in large part on the efforts of these individuals. We cannot be certain that we will be able to retain such personnel or attract a high caliber of personnel in the future.

If we succeed in reactivating the Johnson Camp Mine, we will have to significantly expand our workforce. We may not be successful in recruiting the necessary personnel, or in managing the new challenges that we will face with any significant growth.

In executing our plan to reactivate the Johnson Camp Mine, we plan to expand our workforce at the Johnson Camp Mine to approximately 70 employees and to hire various contractors. This growth will place substantial demands on our company and our management. Our ability to assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate and manage employees. We will also have to adopt and implement new systems in all aspects of our operations. We have no assurance that we will be able to recruit the personnel required to execute our programs or to manage these changes successfully.

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

Some of our directors and officers serve currently, and have served in the past, as officers and directors for other companies engaged in natural resource exploration and development (see “Directors and Officers – Directors and Executive Officers”), and may also serve as directors and/or officers of other companies involved in natural resource exploration and development in the future. We do not believe that any of our directors and officers currently has any conflicts of interest of this nature.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of committees of the board of directors required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations that govern publicly-held companies. The Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the United States Securities and Exchange Commission, or the SEC, that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes, together with the risks associated with our business, may deter qualified individuals from accepting these roles.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

We are now subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal controls over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to express an opinion on the effectiveness of our internal controls beginning with the year ending December 31, 2008), this could discourage certain customers or suppliers from doing business with us, cause downgrades in our debt ratings leading to higher borrowing costs and affect how our stock trades. This could in turn negatively affect our ability to access public debt or equity markets for capital. Further, such an occurrence could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or to incur substantially higher costs to obtain the same or similar coverage. It could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, on committees of our board of directors, or as executive officers.

Our officers and directors, and two shareholders holding 10% or more of our common stock, hold a significant amount of our issued and outstanding stock which may limit non-affiliated stockholders to influence corporate matters.

Our officers and directors as a group beneficially own approximately 23.5% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock). In addition, we have two shareholders who, according to reports filed by them under the Exchange Act, beneficially own 15.9% and 10.0%, respectively, of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock). This may limit the ability of our non-affiliated stockholders to influence corporate matters.

Future sales of our common stock may depress our stock price thereby decreasing the value of your investment.

We have registered for resale up to 55,589,705 shares of our common stock on a registration statement filed with the SEC on Form SB-2 under the Securities Act of 1933, as amended, and declared effective on December 18, 2007. These shares include 30,666,700 shares of common stock issued to certain selling stockholders, without the payment of any additional consideration, upon the conversion of 30,666,700 special warrants that were offered and sold by us in an unregistered private placement that closed on June 5, 2007, and up to 15,333,350 shares of common stock that may be issued to those selling stockholders upon the exercise of common stock purchase warrants which were also issued upon the conversion of the special warrants. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

If we fail to obtain a listing on an established stock exchange, you may be subject to U.S. federal income tax on the disposition of your securities.

We believe that we currently are a “United States real property holding corporation” under Section 897(c) of the Internal Revenue Code, referred to as a USRPHC, and that there is a substantial likelihood that we will continue to be a USRPHC. Generally, gain recognized by a Non-U.S. Holder on the sale or other taxable disposition of common stock should be subject to U.S. federal income tax on a net income basis at normal graduated U.S. federal income tax rates if we qualify as a USRPHC at any time during the 5-year period ending on the date of the sale or other taxable disposition of the common stock (or the Non-US. Holder’s holding period for the common stock, if shorter). Under an exception to these rules, if the common stock is “regularly traded on an established securities market,” the common stock should be treated as stock of a USRPHC only with respect to a Non-U.S. Holder that held (directly or under certain constructive ownership rules) more than 5% of the common stock during the 5-year period ending on the date of the sale or other taxable disposition of the common stock (or the Non-US. Holder’s holding period for the common stock, if shorter). There can be no assurances that the common stock will be “regularly traded on an established securities market”.

We have not obtained a tax opinion to the effect that there has not been a change of control either during the time preceding the completion of our unregistered special warrant offering in June 2007, or immediately following conversion of the special warrants into the underlying shares of common stock and warrants. If a change in control is deemed to have occurred, our company may not be able to fully utilize our net operating loss carry forwards.

At December 31, 2007, our company had federal and state net operating loss carry forwards of approximately $89,900,000 and $16,800,000, respectively. We have not obtained a tax opinion to the effect that there has not been a change of control either during the time preceding the completion of our unregistered special warrant offering in June 2007, or immediately following conversion of the special warrants into the underlying shares of common stock and warrants, for the purposes of section 382 of the Internal Revenue Code. If any such change of control is deemed to have occurred, or occurs at any time in the future, our company’s ability to fully utilize its net operating loss carry forwards in computing its taxable income will be limited to an annual maximum of the value of the company just prior to the change in control multiplied by the long term tax exempt rate.

Broker-dealers may be discouraged from effecting transactions in our common shares because they are considered a penny stock and are subject to the penny stock rules. This could severely limit the market liquidity of the shares.

Our common stock currently constitutes “penny stock”. Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Rules 15g-1 through 15g-9 promulgated under the United States Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

In the event that an investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, the investment will be compromised because we do not intend to pay dividends.

We have never paid a dividend to our shareholders and we intend to retain our cash for the continued development of our business. In addition, pursuant to the terms of our Credit Agreement with Nedbank, we are restricted from paying dividends or making distributions on shares of our common stock. Accordingly, we do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, a return on investment will be solely determined by the ability to sell the shares in the secondary market.

Risks Related to Our Industry

The feasibility of our mine plan is based on certain assumptions about the sustainability of the current price of copper. We may be adversely affected by fluctuations in copper prices.

Copper prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand (including that related to housing), and the political and economic conditions of copper producing countries throughout the world. The aggregate effect of these factors on copper price is impossible to predict. Because mining operations are conducted over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons, including a belief that the low price is temporary and/or the greater expense incurred in closing an operation permanently. The value and price of our common shares, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of copper and other metals.

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

In North America there are organizations opposed to mining, particularly to open pit mines such as the Johnson Camp Mine. We anticipate that there may be opposition to the restart of operations at the Johnson Camp Mine. We believe our company has the support of representatives from the communities in the immediate vicinity of Johnson Camp Mine including the cities of Benson and Wilcox and the community of Dragoon, and from various levels of government in the State of Arizona having jurisdiction over the Johnson Camp Mine. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is still the possibility that those opposed to the operation of the Johnson Camp Mine will attempt to interfere with the restart and operation of the Johnson Camp Mine, whether by legal process, regulatory process or otherwise. Such interference could have an impact on our ability to restart and operate the Johnson Camp Mine in the manner that is most efficient or appropriate, or at all, and any such impact would have a material adverse effect on our financial condition and results of operations.

Our operations are subject to environmental risks and environmental regulation. Our failure to manage such risks or comply with such regulation will potentially expose us to significant liability.

All phases of our operations including, among other things, the assembly and installation of our planned crushing and conveying systems, will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that we anticipate will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation may adversely affect our operations, if any. Environmental hazards may exist on the Johnson Camp property or on properties that we hold or may acquire in the future that are unknown to us at present and that have been caused by previous or existing owners or operators of the properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

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

In response to the Compliance Order, we applied $1.5 million in escrowed funds to environmental remediation activities at the Johnson Camp Mine, and to the preparation and filing of an Aquifer Protection Permit application with ADEQ in June 2003. ADEQ responded to the Aquifer Protection Permit application by letter dated September 2, 2003 which included a comprehensive list of specific deficiencies. We submitted a partial response on September 28, 2006, but could not provide certain financial assurances required by ADEQ. In reply, ADEQ issued an Administrative Review Notice dated May 18, 2007 which included among other new items, lack of the required financial assurances as a deficiency. We submitted a response on July 2, 2007, but due to technical reasons were unable to provide certain financial assurance in a form required by ADEQ. On July 6, 2007 we received a notice of violation because financial assurance was not provided. We fully responded to the notice of violation on August 10, 2007 including documentation evidencing our submission of financial assurance submitted to ADEQ on August 1, 2007. On August 15, 2007, we received a Notice of Administrative Completeness from ADEQ which confirms that all components necessary for the Aquifer Protection Permit application were received by ADEQ, at which time ADEQ commenced its substantive technical review process. On February 28, 2008, ADEQ issued a request for additional information. We have 90 days from the date of receipt of ADEQ’s request to submit the additional information. Normally, ADEQ has 285 business days to complete its substantive technical review, but the tolling of this time period has been suspended by the request for additional information and will not recommence until we have supplied such information.

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

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock was traded on the New York Stock Exchange from September 1985 until November 18, 1999. Thereafter, it was traded on the OTC Bulletin Board until May 31, 2001, when it commenced trading on the Pink Sheets LLC under the symbol NRDS.PK. The following table sets forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the Pink Sheets.

Price Ranges (high and low closing prices)

	2007	2006
1st Quarter	$0.60 – 1.18	$0.26 – 0.64
2nd Quarter	0.65 – 0.85	0.51 – 1.22
3rd Quarter	0.72 – 1.47	0.72 – 0.95
4th Quarter	0.90 – 1.40	0.70 – 1.23

The price ranges shown are based on Pink Sheet quotations. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our common stock was listed for trading on the Toronto Stock Exchange in U.S. funds on January 18, 2008, under the symbol NRD.U. On January 21, 2008, our common stock commenced trading on the Toronto Stock Exchange in Canadian funds. As a result of the change in trading currency, our common stock now trades on the Toronto Stock Exchange under the symbol NRD.

On March 5, 2008, our common stock commenced trading on the OTC Bulletin Board under the symbol NRDS.OB.

Holders

The number of holders of record of our common stock, $.01 par value, as of March 6, 2008 was 2,261.

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

Equity Compensation Plans

We have adopted a stock incentive plan (which includes a subpart governing deferred stock units in lieu of the DSU Plan) (the “2006 Stock Incentive Plan”) which was approved by our stockholders at our Annual General Meeting held on October 18, 2006.

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

(b)	each Award will be subject to a separate award agreement (an “Award Agreement”) to be executed by our company and the Grantee, which shall specify the term of the Award; and

(c)

subject to applicable laws, including the rules of any applicable stock exchange or national market system, the Administrator will be authorized to grant any type of Award to an Eligible Participant (9a “Grantee”) that is not inconsistent with the provisions of the 2006 Stock Incentive Plan, and the specific terms and provisions of which are set forth in an Award Agreement, and that by its terms involves or may involve the issuance of: (i) shares of common stock, (ii) a stock option, (iii) a stock appreciation right entitling the Grantee to acquire such number of shares of common stock or such cash compensation as will be determined by reference to any appreciation in the value of our company’s common stock, (iv) restricted stock issuable for such consideration (if any) and subject to such restrictions as may be established by the Administrator, (v) unrestricted stock issuable for such consideration (if any) on such terms and conditions as may be established by the Administrator, (vi) restricted stock units, subject to such restrictions as may be imposed by the Administrator, and represented by notional accounts maintained in the respective names of the Grantees that are valued solely by reference to shares of common stock of our company and payable only in shares after the restrictions have lapsed, (vii) deferred stock units issuable to eligible directors in lieu of certain eligible remuneration otherwise payable in shares of common stock, subject to settlement in accordance with the terms and conditions of the Award and represented by notional accounts maintained in the respective names of the Grantees, (viii) dividend equivalent rights, which are rights entitling the Grantee to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock, (ix) any other security with the value derived from the value of our company’s common stock, or (x) any combination of the foregoing.

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

Under the 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options under section 422 of the Code and the regulations thereunder or non-incentive stock options under section 83 of the Code. As of December 31, 2007, we have granted a total of 2,900,000 non-qualified stock options and 200,000 incentive stock options under the 2006 Stock Incentive Plan. In addition, 200,000 previously issued non-qualified stock options have been cancelled.

We have also granted non-qualified stock options under individual compensation arrangements, which have been authorized by our board of directors. Such options have been granted outside of, and are therefore not subject to, the 2006 Stock Incentive Plan.

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors exercised such rights in respect of the equity-based fees payable to him for services rendered during the year ended December 31, 2007.

The following table provides a summary of the number of stock options and deferred stock units outstanding as at December 31, 2007.

Number of
	securities to be	Weighted	Number of securities
	issued upon	average exercise	remaining available for
	exercise of	price of	future issuance under
	outstanding	outstanding	equity compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected in
	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,099,841 (1)	$0.81(4)	2,810,132
Equity compensation plans not approved by security holders(2)	1,775,000	$0.51	N/A
Total(3)	4,874,841	$0.70	2,810,132

(1)

Includes 2,900,000 shares of common stock reserved for issuance in connection with stock options granted under the 2006 Stock Incentive Plan, and 199,841 shares of common stock reserved for issuance in connection with deferred stock units granted to our company’s non-executive directors under the 2006 Stock Incentive Plan. A total of 35,113 deferred stock units were not issued until January, 2008, but are included in this table as they were issued to our non-executive directors in respect of services rendered during the quarter ended December 31, 2007. During 2007, 90,027 common shares were issued pursuant to the conversion of deferred stock units.

(2)

Consists of various agreements entered into on a stand-alone basis prior to the adoption of, or otherwise independent from, the 2006 Stock Incentive Plan. Does not include 1,840,002 stock options with an exercise price of $0.75 per share issued to agents as compensation in connection with our unregistered special warrants offering in June 2007, and 99,999 stock options with an exercise price of $0.47 per share issued pursuant to our option agreement in respect of the Coyote Springs property.

(3)

Includes certain options granted to executive officers pursuant to employment agreements described in more detail under the caption “Employment Contracts and Termination of Employment and Change-In-Control Arrangements.”

(4)	The deferred stock units are disregarded for purposes of calculating the weighted average exercise price of outstanding options.

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2007 on the following quarterly reports on Form 10-QSB, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Annual Report on Form 10-KSB for the year ended December 31, 2006	March 28, 2007
Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007	May 19, 2007
Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007	August 14, 2007
Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007	November 14, 2007

During the year ended December 31, 2007, we issued the following securities without registration under the Securities Act of 1933 which have not been reported on the Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB described above:

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for services rendered during the year ended December 31, 2007. Our non-executive directors earned the following additional deferred stock units during the quarter ended December 31, 2007: John Cook, the Chairman of the Compensation Committee, earned 8,644 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, earned 10,638 deferred stock units; Stephen Seymour, the Chairman of our Corporate Governance and Nominating Committee earned 9,182 deferred stock units; and T. Sean Harvey earned 6,649 deferred stock units. We issued these securities to the directors, each of whom is an accredited investor, in January 2008, relying on Section 4(2) of the Securities Act of 1933, as amended.

During the quarterly period ended December 31, 2007, we issued 200,000 stock options with an exercise price $1.10 and a value of $122,738 to Wayne Morrison, Vice President and Chief Financial Officer. We issued these securities relying on Section 4(2) of the Securities Act of 1933, as amended.

During the quarterly period ended December 31, 2007, warrants to purchase 214,429 shares of Company’s common stock were exercised. Each of the warrants had an exercise price of $0.40 per share. We issued these shares of common stock to two warrant holders, as accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

ITEM 6.            MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2007 and 2006, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

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

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we have entered into a credit agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility. All or a portion of the funds available under such facility will be used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. As of December 31, 2007, we had drawn down $5 million of the credit facility and had $20 million remaining available.

We believe that the proceeds of the special warrant financing and proceeds available under the credit facility will be sufficient to meet the capital requirements to reactivate the Johnson Camp Mine. Accordingly, on June 28, 2007, our board of directors adopted a resolution authorizing our company to proceed with the reactivation of the Johnson Camp Mine. In addition, we commenced further exploratory drilling on the Johnson Camp property in mid-July 2007. We have completed the first phase of preliminary exploratory drilling around the periphery of the existing boundaries of the Burro and Copper Chief pits. The drill results indicate the continuation of mineralization from the current south edge of the Burro pit, increase the drill hole density within the Copper Chief pit and expand copper mineralization to the northwest and southwest of the planned Copper Chief pit boundaries.

In order for us to resume full mining operations, we will have to complete the mine development schedule contained in an updated feasibility study prepared by Bikerman Engineering & Technology Associates, Inc. The feasibility study forms part of a technical report dated September 2007 that was completed by Bikerman Engineering & Technology Associates, Inc. in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (as required for us to comply with provincial securities laws in Canada that are applicable to our company) and Industry Guide No. 7 of the Securities and Exchange Commission. The feasibility study includes an economic analysis of the Johnson Camp Mine based on the mine plan, capital and operating cost estimates current as of the second quarter of 2007, and a three-year trailing average copper price of $2.45 per pound over the life of the mine. Bikerman Engineering & Technology Associates concluded in the feasibility study that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over a 16 year mine life at 8%, 15% and 20% discount rates.

We completed the first copper cathode sale from residual leaching operations in February 2008.

Our Plan of Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current reactivation plan includes an estimated full production rate of 25 million pounds of copper cathodes per annum.

Our mine operating plan calls for residual leaching of the existing old dumps and an active leach program of newly mined ore. Initial copper production from residual leaching operations commenced in January 2008, and we anticipate reaching full copper production from new ore placed on the heaps in early spring 2009. Our business and our ability to realize our business objectives and implement our operating plan is subject to a number of additional risks and uncertainties, including those discussed under the heading “Risk Factors”.

Estimated Capital Costs

We expect that the initial capital costs will be approximately $29 million. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SW-EX copper production facility; (c) the installation of our primary stage crusher, and the purchase and installation of two secondary stage crushers and conveying equipment; and (d) other project-related items.

We estimate we will incur a further $3 million in capital costs in the following two years primarily associated with expanding one or more of our existing leach pads. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Liquidity and Financial Resources

Cash and Working Capital

The following table sets forth our cash and working capital as of December 31, 2007 and 2006:

	As of			As of
	December 31, 2007			December 31, 2006

Cash reserves	$3,368,910	(1)		$$1,007,835

Working capital surplus (deficiency)	$710,914	(2)	$	$(8,980,904	)(2)

Notes

(1)

Excludes $3,000,000 in restricted cash being held in a Debt Service Reserve Account in conjunction with our $25 million secured term loan credit facility with Nedbank Limited and $686,476 being held in conjunction with two letters of credit.

(2)	Includes $321,875 and $5,736,364 in current portion long-term debt and capital lease obligations for 2007 and 2006, respectively.

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

Credit Agreement with Nedbank Limited, as Lead Arranger

We have also entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility that we plan to use to assist in financing the construction, start-up and operation of the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our company, with the aggregate amount of all term loans being $25 million. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) June 30, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). In the event that we default under the Credit Agreement, an additional 3.0% interest will be payable in addition to such annual rate and all interest will be payable on demand. Additionally, our company paid $500,000 to agents who assisted in securing the loan and $500,000 as a closing fee to Nedbank, of which $50,000 was credited from a previously expired commitment.

The Credit Agreement is collateralized by substantially all of our company’s assets, restricts the company from incurring certain additional debt, limits our company’s ability to pay dividends and will be repaid beginning one year after the first draw down and ending four years after the date of the first draw down, subject to certain prepayment obligations set forth in the Credit Agreement.

Additionally, pursuant to the Credit Agreement, our company was required to put in place a copper price protection program for a portion of its copper output from the Johnson Camp Mine. See Note 9 – Copper Price Protection Program of the Financial Statements for further information.

As of December 31, 2007, $5,000,000 had been drawn down on the loan. Proceeds from the loan have been used to fund a debt service reserve obligation and for the purchase and installation of equipment associated with the reactivation of the Johnson Camp Mine

Results of Operations – Years Ended December 31, 2007 and 2006

The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2007 and 2006.

Consolidated Loss From Operations

	Year Ended December 31
	2007	2006
Net sales	$–	$–

Operating expenses	6,135,527	7,135,628
Depreciation, depletion and amortization	123,768	83,347
Loss from operations	$(6,259,295)	$(7,218,975)

Net Sales

We did not have any sales during 2007 and 2006 due to the fact that the Johnson Camp Mine was on a care and maintenance program during these periods.

Operating Expenses

Our operating expenses decreased from $7,135,628 in 2006 to $6,135,527 in 2007, a decrease of $1,000,101. This decrease was due primarily to a reduction of $2,578,773 in professional fees primarily related to the terminated merger with Platinum Diversified Mining and preparation during 2006 of our SEC filings under the Exchange Act, a decrease in payroll of $432,350 and other activities undertaken by us with the ultimate objective of enabling us to pursue financing to bring the Johnson Camp Mine into production. This decrease was partially offset by an increase of $1,079,121 in drilling costs incurred by us on the Johnson Camp and Coyote Springs properties, and $818,305 in legal, accounting and consulting fees incurred by us during 2007 in relation to the registration of the common stock issued upon the conversion of the special warrants, as well as the common stock issuable upon exercise of the related warrants, and our listing on the Toronto Stock Exchange.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense increased by $40,421 in 2007, as compared to 2006, due to additional purchases of property and equipment associated with the restart of Johnson Camp being placed in service during 2007.

Other Income

The following table sets forth our other income and expenses during the fiscal years ended December 31, 2007 and 2006:

	Year Ended December 31
	2007	2006
Other income (expense)
Interest expense	$(577,171)	$(1,635,360)
Gain on investments, net	-	2,020,739
Legal settlement	3,617,166	-
Miscellaneous income	707,119	549,718
Total other income (expense)	$3,747,114	$935,097

The following discussion highlights some of the more significant items included in the foregoing table.

Interest and Other Expenses

Interest expense is attributable to interest that we pay on loans that we have obtained to fund our business operations.

During the years ended December 31, 2007 and 2006, we incurred $577,171 and $1,635,360, respectively, in total interest expense, as follows:

	Year Ended December 31
	2007	2006
Amortized debt issuance costs	$180,652	$532,791
Accretion discount on warrants	-	545,771
Interest on notes payable	396,519	555,076
Beneficial conversion on convertible note	-	1,722
Total	$577,171	$1,635,360

Gain on Investment, net

During 2006, we recognized a gain on investment of $2,020,739. In 2006, we realized $1,900,000 related to the settlement we reached with Titanium Resources Group in connection with the sale of our 13/15 fractional interest in SRL Acquisition No. 1 Limited. Additionally, in 2006, we recognized a gain of $261,712 from our investment in Allied Gold. These gains were partially offset by $142,738 in realized losses on the copper put options we purchased in conjunction with the bridge loan from Nedbank during 2006.

Settlement Agreement with Platinum Diversified Mining

In March, 2007, we entered into a settlement agreement with Platinum Diversified Mining, Inc. and its subsidiaries (collectively, the “PDM Parties”) in connection with the agreement and plan of merger between our company and the PDM Parties dated October 23, 2006. The settlement agreement sets forth the terms and conditions of the settlement of the dispute and disagreements arising between us and the PDM Parties from the failure of the Merger to close. Under the settlement agreement, the PDM Parties paid our company $3.6 million in full and final settlement of all claims and disputes between the parties.

Miscellaneous Income

Sources of miscellaneous income for the year ended December 31, 2007 were:

  Royalty income from landscape aggregate business of $402,624;

  Interest income of 276,642; and

  Other income of $27,853.

Sources of miscellaneous income for the year ended December 31, 2006 were:

  Royalty income from landscape aggregate business of $275,631;

  $195,000 in connection with the settlement of a dispute involving electric power credits; and

  Other income of $79,087.

Net Loss

The following table reflects our net loss for the years ended December 31, 2007 and 2006, after taking into account the amounts recognized as other income or expenses.

	Year Ended December 31
	2007	2006

Loss from operations	$(6,259,295)	$(7,218,975)
Total other income (expense)	3,747,114	935,097
Provision for income taxes	–	–
Net Loss	$(2,512,181)	$(6,283,878)

We recorded a net loss of $2,512,181 for the year ended December 31, 2007 as compared to a net loss of $6,283,878 for the year ended December 31, 2006. The decrease in net loss between these periods is primarily related to:

  a legal settlement associate with the PDM Settlement Agreement during 2007, as discussed above;

  a decrease in legal fees primarily associated with the planned merger with PDM during 2006; offset in part by an increase in operating costs associated with the reactivation of the Johnson Camp Mine;

  accounting, legal and consulting fees associated with the registration of securities issued in conjunction with the special warrant offering; and

  the gain recognized in 2006 from the settlement we reached with Titanium Resources Group in connection with the sale of our 13/15 fractional interest in SRL Acquisition No. 1 Limited.

Cash Flows From Operating Activities

Our cash flows from operating activities during 2007 and 2006 were ($3,702,010) and $249,215, respectively. Our cash flows from operating activities for 2007 include a decrease in accrued expenses of $1,925,424 primarily for the payment of obligations that became due upon the completion of our special warrant financing. Our cash flows from operating activities during 2006 include $1,729,391 in proceeds we received from the sale of our investment in Allied Gold.

Cash Flows From Investing Activities

Our cash flows from investing activities during 2007 were ($13,783,865) due primarily to capital expenditures of $10,097,389 related to the restart of Johnson Camp during this time period and an increase in restricted cash of $3,686,476. As required by the Credit Agreement with Nedbank Limited, our company is required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. Our company maintained a balance of $3,000,000 at December 31, 2007. In addition, our company purchased two certificates of deposit totaling $686,476 which are held as collateral on two letters of credit for various purposes, including environmental reclamation and other general corporate purposes.

During 2006, our cash flows from investing activities were ($39,257) due primarily to the release of $126,063 of restricted cash for the purchase of copper put options and $109,068 in capital expenditures.

Cash Flows From Financing Activities

Our cash flows from financing activities during 2007 was $19,846,950 compared to $656,680 for the same period in 2006.

Bridge Financing by Nedbank Limited

On November 8, 2005, we obtained a secured loan in the amount of $3,900,000 from Nedbank Limited, in which Auramet Trading participated through the contribution of the $1,000,000 outstanding amount payable by us to Auramet Trading under a then-existing bridge loan facility.

On May 31, 2006, Auramet Trading, acting through Nedbank, advanced an additional $1,000,000 loan to our company. This amount was added to the outstanding principal under the $3,900,000 secured loan from Nedbank.

In February 2007, we received an additional $100,000 loan from Auramet which was added to the outstanding principal under the Nedbank bridge loan. After payment of $75,000 in debt issuance costs associated with the extensions of the Nedbank bridge loan, we received $25,000 in net loan proceeds.

We repaid the $5,000,000 in outstanding principal under this facility on June 7, 2007.

Issuance of Special Warrants

As discussed above, in June 2007, we completed the special warrant offering for gross proceeds of $23,000,025 of which $1,665,657 was used to pay the direct offering expenses incurred as a result of the special warrant financing. We then used $5,714,114 of those proceeds to repay our debt which consisted of the Nedbank bridge loan, the revolving credit facility, the convertible notes and an equipment loan. In December 2007, the special warrants were converted into the underlying shares of common stock and warrants. A total of 15,333,350 warrants were issued upon conversion of the special warrants. Each warrant, when issued, will entitle the holder to purchase one share of common stock until June 5, 2012 at a price of $1.10 per share. The warrants are governed by the terms of a warrant indenture between our company and Computershare Trust Company of Canada, as the warrant agent.

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

Credit Agreement with Nedbank

In December 2007, our company drew down $5 million from the $25 million secured term loan credit facility. Proceeds from the loan were used to fund a debt service reserve obligation and for the reactivation of the Johnson Camp Mine. During 2007, we incurred $1,197,673 in debt issuance costs in connection with the Credit Agreement with Nedbank, of which $80,652 has been amortized.

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

Marketable Securities

Marketable securities at December 31, 2007, consisted of certificates of deposits which are considered held-to-maturity securities and are stated at amortized cost on the consolidated balance sheet. All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under SFAS No. 115. Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which our company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Long-Lived Assets

Our company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon detailed life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were identified during the years ended December 31, 2007 and 2006.

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

At December 31, 2007, our company had federal and state net operating loss (“NOL”) carry forwards of approximately $89,900,000 and $16,800,000, respectively. Our company also had a capital loss carry forward of approximately $8,800,000 which can be utilized to offset capital gains and expires in 2011. The NOL carry forwards expire in the years 2008 through 2027, and 2008 through 2012, for federal and state purposes, respectively. If a change of control in accordance to section 382 of the Internal Revenue Code occurs in the future, our company’s ability to fully utilize its net operating losses carried forward in computing its taxable income will be limited to an annual maximum of the value of the company just prior to the change in control multiplied by the long term tax exempt rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we made no provisions for interest or penalties related to uncertain tax positions. The tax years 2004-2007 remain open to examination by the United States Internal Revenue Service.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our company’s estimated credit-adjusted, risk free interest rate of 10%. In October 2007, based on an amended feasibility study, the mine life was extended from nine years to sixteen years. Consequently, our company reduced the retirement cost of the asset and the related liability by $69,193. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2018 – 2019. Our company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity when it resumes in 2008. At December 31, 2007 the recorded value of accrued reclamation costs was $131,141.

Litigation

Our company is currently subject to various claims and legal proceedings arising in the ordinary course of business. If any adverse decisions or settlements occur, they may have a material adverse effect on our financial position, or results of operations. Litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

Recently Issued Accounting Guidance

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in

Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also establishes a requirement to evaluate interests in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Our company adopted this standard beginning January 1, 2007; it has had no material impact on our company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Our company adopted this standard beginning January 1, 2007; it has had no material impact on our company’s consolidated financial statements.

In June 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF Issue No. 06-3 applies to any taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and customer, and may include but is not limited to sales, use, value added and some excise taxes. EITF Issue No. 06-3 requires an entity to disclose if taxes are presented in the income statement on a gross or net basis. Additionally, an entity that reports any such taxes on a gross basis should also disclose the amounts of those taxes in interim and annual financial statements for each period an income statement is presented if those amounts are significant. EITF Issue No. 06-3 applies with respect to any interim and annual reports filed after December 15, 2006. Our company adopted EITF Issue No. 06-3 in January 2007. Our company uses the net basis for accounting for taxes imposed in connection with a specific-revenue producing transaction.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement 157” was issued. FSP 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Accordingly, this FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We plan to adopt this standard beginning January 2009, and we do not anticipate it will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for an issuer of publicly traded securities for financial statements issued for fiscal years ending after December 15, 2006. Our company adopted this standard beginning January 1, 2007; it has had no material impact on our company’s consolidated financial statements.

In September 2006, the SEC issued SAB 108 which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the buildup of improper amounts on the balance sheet effective for any fiscal year beginning after November 15, 2006. Our company adopted this bulletin beginning January 1, 2007; it has had no material impact on our company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We plan to adopt this standard beginning January 2008; at this time, it is uncertain if this will have a material impact on our company’s consolidated financial statements.

In December 2007, the SEC issued SAB 110 was issued to express the understanding that the use of a “simplified” method, as discussed in SAB 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB No. 123 would be acceptable beyond December 31, 2007. We have adopted this standard beginning January 2008, and do not anticipate that it will have a material impact on our company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests In Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No, 160 requires that ownership interests in subsidiaries held by parties other that the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This statement also establishes a single method of accounting for changes in a parent’s ownership position interest in a subsidiary that do not result in deconsolidation. The statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and that disclosures be expanded in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We plan to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on our company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS 141 (Revised 2007) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquire; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (Revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We plan to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on our company’s consolidated financial statements

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.            FINANCIAL STATEMENTS

Our audited consolidated financial statements as of December 31, 2007 and for the years ended December 31, 2007 and 2006, and the related notes to the financial statements, are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 7.

ITEM 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our President and Chief Executive Officer, John Perry, and our Chief Financial Officer, Wayne Morrison, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer identified two material weaknesses and therefore have concluded that our company’s disclosure controls and procedures were not effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

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

In our quarterly report on Form 10-QSB for the three-month period ended September 30, 2007, our management reported that, prior to completion of our special warrant financing in June 2007, we did not have sufficient financial resources to add additional personnel to our accounting department and, as a result, our Chief Financial Officer and only one other person were responsible for the booking of entries in our financial records. We concluded that this continued to represent a material weakness with respect to our company’s internal control over financial reporting as of September 30, 2007. During the three-month period ended December 31, 2007, we successfully recruited and hired additional accounting personnel, including Mr. Morrison who was initially engaged as our Controller effective December 1, 2007 and later appointed as our Chief Financial Officer on January 8, 2008. Based upon the evaluation performed by our management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), we have concluded that the engagement of additional accounting personnel constituted a change in our internal control over financial reporting during the fourth quarter of 2007 that has addressed the previously reported material weakness with respect to our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As of December 31, 2007, we identified two material weaknesses with respect to financial reporting: (a) the inclusion of accrued, but unpaid, capital expenditures in the changes in accounts payable and construction in progress reported on the consolidated statements of cash flows as cash items rather than their disclosure in non-cash investing and financing activities; and (b) the failure to include certain 2007 capital expenditures in the proper accounting period. We believe that these weaknesses resulted from our transitioning to a new information technology platform during year end, as well as from changes in accounting personnel that occurred during the quarter ended December 31, 2007. This transition is now complete. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These weaknesses were identified and corrected prior to the finalization of our consolidated December 31, 2007 financial statements and prior to any public disclosure of results.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this annual report.

Inherent Limitation of the Effectiveness of Internal Control

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

ITEM 8B.         OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of Residence	Age	Current Office with Nord Resources Corporation	Director Since

Ronald A. Hirsch(1) Laguna Beach, CA	64	Director and Chairman	September 7, 2000

John T. Perry(2) Tucson, AZ	41	President and Chief Executive Officer	June 11, 2007

Stephen D. Seymour Baltimore, MD	66	Director	October 15, 2003

T. Sean Harvey Toronto, ON, Canada	48	Director	June 11, 2007

Douglas P. Hamilton North Chatham, MA	66	Director	February 15, 2006

John F. Cook Roslin, ON, Canada	68	Director	February 15, 2006

Erland A. Anderson(3) Tucson, AZ	64	Vice-President and Chief Operating Officer	N/A

Wayne M. Morrison(4) Tucson, AZ	50	Vice-President, Secretary and Chief Financial Officer	N/A

Notes

(1)	Mr. Hirsch also held the position of Chief Executive Officer of our company until February 15, 2006.

(2)

Mr. Perry was appointed as Chief Executive Officer and President of our company effective April 23, 2007. Mr. Perry has served as our company’s Senior Vice President and Chief Financial Officer from April 1, 2005 to January 8, 2008, and as our company’s Secretary and Treasurer since September 2005 to January 8, 2008.

(3)

Mr. Anderson was also President and a director of our company until February 15, 2006. Mr. Anderson was appointed Executive Vice President and Chief Operating Officer on February 15, 2006, and served in such capacities until his appointment as our interim President and Chief Executive Officer upon Mr. Tintor’s resignation.

(4)	Mr. Morrison was appointed Vice President, Secretary and Chief Financial Officer on January 8, 2008.

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

John T. Perry – Mr. Perry was appointed as a director of our company on June 11, 2007, and as Chief Executive Officer and President of our company effective April 23, 2007. Mr. Perry has served as our company’s Senior Vice President and Chief Financial Officer since April 1, 2005, and as our company’s Secretary and Treasurer since September 2005. Mr. Perry has over 17 years (1989 to present) of mining and metals industry experience. Before joining our company, Mr. Perry was Vice President, Director with CB Richard Ellis, International Mining and Metals Group from December 2003 to August 2005. Prior to that, he held various positions with BHP Billiton Base Metals and BHP Copper Inc., including: Vice President Finance with BHP Billiton Base Metals from August 2002 to November 2003; President, BHP Copper, Inc. from August 1999 to August 2002; and Vice President Finance and Administration for BHP Copper, Inc. He is a Certified Public Accountant and holds an undergraduate degree in Accounting and Finance as well as a Master of Business Administration degree from the University of Arizona.

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

T. Sean Harvey – Mr. Harvey was appointed as a Director of our company on June 11, 2007. He is a co-founder and, since January 2004, has served as the Non-Executive Chairman of Andina Minerals, Inc., a Toronto-based exploration-stage mining company listed on the TSX Venture Exchange. Mr. Harvey has also served as the President, Chief Executive Officer and a director of Orvana Minerals Corp. (April 2005 – May 2006), a mining company listed on the Toronto Stock Exchange, and as the President, Chief Executive Officer and a director of Atlantico Gold Inc. (May 2003 – January 2004), a private company that acquired the Amapari gold project in Brazil in 2003, and that was subsequently acquired by Wheaton River Minerals Ltd. Prior to that, Mr. Harvey served as: the President, Chief Executive Officer, Chief Operating Officer and a director of TVX Gold Inc. (April 2001 – January 2003), a mining company listed on the Toronto and New York Stock Exchanges; a financial consultant to the EBX Group of Companies based in Rio de Janeiro (April 2000 – March 2001); a Director at Nesbitt Burns Inc. (Burns Fry Ltd.) (February 1990 – July 1998) in Toronto, where he was a member of the Investment Banking Group; a Financial Analyst at IBM Canada Limited (February 1989 – February 1990); and an Assistant Manager, CIBC (March 1988 – February 1989). Mr. Harvey holds an Honours Bachelor of Arts degree (Economics and Geography) and a Master of Arts degree (Economics) from Carleton University, a Bachelor of Laws degree from the University of Western Ontario and a Master of Business Administration degree from the University of Toronto. He is also a member of the Law Society of Upper Canada.

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

Erland A. Anderson – Mr. Anderson was appointed Vice-President and Chief Operating Office on April 23, 2007. Prior to this, Mr. Anderson served as our interim President and Chief Executive Officer following the resignation of Mr. Nick Tintor from these positions effective August 21, 2006. Mr. Anderson has also previously served as our Chief Operating Officer and Executive Vice President from February 15, 2006 to August 21, 2006, and as our President and a director from October 2003 until February 15, 2006. Mr. Anderson has over 30 years operational experience in the mining industry. From December 30, 2002 to October 2003, he was our Vice President. From June, 1999 to December 30, 2002, he served as our company’s Operations Manager and from 1994 to 1999 was North American Operations Manager for Nord Pacific Limited. Prior to 1994, Mr. Anderson was Vice President of Minera Roca Roja, S.A. de C.V., Walhalla Mining Company and Keweenaw Copper Company and a Director of Technical Services for St. Joe Minerals Corporation where he was employed for 14 years and had responsibility for mine planning and technical services. Mr. Anderson holds a degree in Civil Engineering Technology from Michigan Technological University and is a member of the Society for Mining, Metallurgy, and Exploration of the American Institute of Mining, Metallurgical, and Petroleum Engineers.

Wayne M. Morrison – Mr. Morrison has served as our company’s Controller since December 3, 2007. Prior to joining our company, Mr. Morrison was Vice President, Finance and Administration of AmpliMed Corp., a privately-held biotech company, from March 2005 until December 2007. From February 2002 to October 2004, Mr. Morrison held the position of Vice President and Chief Financial Officer of Fastrac 24/7, a privately-held information processing company, and from October 1997 to January 2002, he was President of Par One Golf Ventures, a privately-held golf promotion company. Mr. Morrison’s experience also includes past employment as a Certified Public Accountant with PricewaterhouseCoopers for four years. He earned a Bachelor of Science Degree in Accounting from the University of Delaware and an MBA from the Kenan-Flagler Business School of the University of North Carolina.

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

Committees of the Board of Directors

In February 2006, our Board of Directors established four board committees: an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee and an Executive Committee. The Executive Committee was terminated on March 30, 2007. The information below sets out the current members of each of our company’s board committees and summarizes the functions of each of the committees.

Audit Committee

Our Audit Committee has been structured to comply with Rule 10A-3 under the Securities Exchange Act of 1934. Our Audit Committee is comprised of Douglas P. Hamilton, John F. Cook and T. Sean Harvey, all of whom have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide. Douglas P. Hamilton is the Chairman of the

Audit Committee, and our Board of Directors has determined that he satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission. Each Audit Committee member is able to read and understand fundamental financial statements, including our company’s consolidated balance sheet, statement of operations and statement of cash flows.

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

Compensation Committee

The Compensation Committee is comprised of Douglas P. Hamilton, John F. Cook and T. Sean Harvey, all of whom have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide. John F. Cook is the Chairman of the Compensation Committee. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of directors, executive officers and providing advice on compensation structures in the various jurisdictions in which our company operates. In addition, the Compensation Committee reviews our overall salary objectives and any significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and proposes any awards of stock options and incentive and deferred compensation benefits.

The Compensation Committee does not currently have a written charter, but is considering adopting a formal charter to govern its responsibilities and conduct.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised of Stephen Seymour, Douglas P. Hamilton, and John F. Cook, all of whom have been determined by our Board of Directors to meet the independence standards prescribed in Section 121 of the AMEX Company Guide. Stephan Seymour is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee is responsible for developing our approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of our company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The Committee is responsible for the development and implementation of corporate communications to ensure the integrity of our disclosure controls and procedures, internal control over financial reporting and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of our Board of Directors’ relationship with our management.

The Corporate Governance and Nominating Committee identifies individuals believed to be qualified to become board members and recommends individuals to fill vacancies. There are no minimum qualifications for consideration for nomination to be a director of our company. The Committee will assess all nominees using the same criteria. In nominating candidates, the Committee takes into consideration such factors as it deems appropriate, including judgment, experience, skills and personal character, as well as the needs of our company. The Corporate Governance and Nominating Committee will consider nominees recommended by stockholders if such recommendations are made in writing to the Committee and will evaluate nominees for election in the same manner whether the nominee has been recommended by a stockholder or otherwise. To recommend a nominee, please write to the Corporate Governance and Nominating Committee c/o Nord Resources Corporation, Attn: Secretary, 1 West Wetmore Road, Suite 107, Tucson, Arizona, 85705.

The Corporate Governance and Nominating Committee does not currently have a written charter, but is considering adopting a formal charter to govern its responsibilities and conduct.

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2007, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2007	No. of Late Reports During the Fiscal Year Ended December 31, 2006(1)
Ronald Hirsch	None	1
John Perry	None	1
Sean Harvey	1	1
Erland Anderson		1
Wexford Capital LLC	1	None
Wexford Catalyst Trading Ltd.	1	None
Wexford Spectrum Trading Ltd.	1	None

Note

(1)

Due to financial difficulties, our company did not file the required reports under the Securities Exchange Act of 1934, as amended, between November 1999 and January 2006. These reports included annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy statements. Accordingly, our annual report for the year ended December 31, 2004, as filed with the SEC on January 17, 2006, was intended to provide meaningful disclosure for the years ended December 31, 2000 through 2004. Such annual report included audited financial statements for the years ended December 31, 2004, 2003 and 2002, and unaudited statements for the years ended December 31, 2001 and 2000. Our insiders also did not file any of the reports required to be filed by them under section 16(a) of the Exchange Act while our company was delinquent in its reporting obligations.

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

ITEM 10.            EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our company’s principal executive officer during the year ended December 31, 2007;

(b)

each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2007, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2007;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation Compen- sation ($)	Total ($)
Ronald A. Hirsch Chairman (2)	2007 2006	110,321 200,000(3)	- 300,000(4)	- -	250,881 -	- -	-	5,770(13) 11,538(5)	366,972 511,538
Nicholas Tintor President and Chief Executive Officer(6)	2007 2006	- -	- 88,235	- -	- -	- -	- -	- 233,000(7)	- 321,235
Erland A. Anderson Executive Vice- President and Chief Operating Officer(8)	2007 2006	152,522 150,000(9)	- 300,000(4)	- -	159,272 126,633(10)	- -	- -	10,096(13) 8,654(5)	321,890 585,287
John T. Perry President, Chief Executive Officer, Secretary and Treasurer	2007 2006	192,308(14) 203,000(11)	- 375,000(4)(12)	- -	331,693 143,835	- -	- -	11,538(13) -	535,539 721,835

Notes

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 and 2006 financial years (the 2006 amounts also includes amount recognized in prior financial years) for the fair value of stock options granted to each Named Executive Officer, in accordance with SFAS 123R. The Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the options, refer to Note 13 under the heading “Stock-Based Compensation” in our consolidated financial statements.

(2)	Mr. Hirsch resigned as Chief Executive Officer of our company effective February 15, 2006, but remains Chairman of the Board.

(3)	$200,000 of salary deferred in each of 2006 and 2005. This amount was paid on June 11, 2007. (See “Interest of Management and Others in Material Transactions – Compensatory Arrangements”).

(4)

On October 16, 2006, our company’s board of directors declared bonuses of $300,000 to each of Mr. Hirsch, Mr. Anderson and Mr. Perry for their significant efforts despite, in the case of Mr. Hirsch and Mr. Anderson, having agreed to defer cash compensation over several years and, in the case of Mr. Perry, having agreed to accept unregistered stock in lieu of a cash salary, in each case until our company had obtained sufficient financing, to: (a) bring our company back into compliance with its reporting obligations under the Exchange Act after a lapse in reporting of approximately six years; (b) address and settle a myriad of outstanding issues with various creditors, litigants, the Arizona Department of Environmental Quality and other third parties; (c) secure bridge financing for our company, thereby preserving the assets for the benefit of our company’s stockholders; and (d) generally position our company to seek additional financing or as an attractive takeover target. The bonuses were accrued and to be paid when our company had sufficient funds to make the payments, as determined in the discretion of the board of directors. These amounts were paid as to $150,000 to Mr. Perry on April 17, 2007 and the remaining amounts on June 14, 2007. (See “Interest of Management and Others in Material Transactions – Compensatory Arrangements”).

(5)	Vacation earned but not taken during the 2006 calendar year.

(6)	Mr. Tintor resigned as President and Chief Executive Officer on August 21, 2006.

(7)

We entered into a settlement agreement with Mr. Tintor following his resignation as our President and Chief Executive Officer pursuant to which we paid Mr. Tintor a total of $233,000 as follows: we paid $70,000 in cash upon execution of the agreement on September 29, 2006, and we paid the balance of $163,000 by issuing a total of 139,880 fully paid and non- assessable shares of common stock of our company to Mr. Tintor on January 7, 2007. Mr. Tintor had been granted 500,000 options on May 16, 2006, with a fair value of $188,806. These options were cancelled on September 29, 2006 pursuant to the settlement agreement. Additionally, Mr. Tintor had accrued but unpaid salary of $37,500 in 2006 which was forgiven pursuant to the settlement agreement.

(8)

Mr. Anderson was also President and a director of the company until February 15, 2006. Mr. Anderson was appointed Executive Vice President and Chief Operating Officer on February 15, 2006, and succeeded Mr. Tintor as interim President and Chief Executive Officer, on an interim basis, on August 21, 2006. On April 23, 2007, Mr. Anderson resigned as President and Chief Executive Officer and was appointed Executive Vice President and Chief Operating Officer.

(9)	$90,000 of salary was deferred in 2006.

(10)

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

(11)	Fair value of shares in lieu of salary. The shares are “restricted securities” within the meaning assigned in Rule 144(a)(3) under the Securities Act of 1933.

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

Securities Act of 1933.

(13)	Vacation earned but not taken during the 2007 calendar year.

(14)

Per his employment agreement, Mr. Perry elected to receive 100,000 shares with a fair market value of $80,000 in lieu of salary during the first two quarters of the calendar year 2007. The shares are “restricted securities” within the meaning assigned in Rule 144(a)(3) under the Securities Act of 1933.

Outstanding Equity Awards as of December 31, 2007

The following table summarizes the outstanding equity awards as of December 31, 2007 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald Hirsch	50,000 91,668	100,000 183,332	N/A N/A	$0.68 $0.85	6/11/2017 7/11/2017	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Erland A. Anderson	675,000 83,333 16,667	N/A 166,667 33,333	N/A N/A N/A	$0.50 $0.68 $0.85	2/1/2011 6/11/2017 7/11/2017	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
John T. Perry	216,667 200,000 100,000 100,000 100,000	433,333 N/A N/A N/A N/A	N/A N/A N/A N/A N/A	$0.68 $0.30 $0.40 $0.50 $0.60	6/11/2017 4/1/2010 4/1/2010 4/1/2010 4/1/2010	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A

On June 11, 2007, the board of directors granted 500,000 common stock purchase options to John Perry, 250,000 common stock purchase options to Erland Anderson and 150,000 common stock purchase options to Ronald Hirsch. These options were granted pursuant to our 2006 Stock Incentive Plan, and are exercisable to acquire one share of our common stock for a period of ten years at a price of $0.68 per share. One-third of the options vested on the grant date and the remaining options will vest as to one-

third on each of the first and second anniversaries of the grant date. Mr. Perry was granted an additional 150,000 options on the same terms in his capacity as a director of the company. (See “Compensation of Directors” below.)

On July 11, 2007, the board of directors granted an additional 50,000 common stock purchase options to Erland Anderson. These options were granted pursuant to our 2006 Stock Incentive Plan, and are exercisable to acquire one share of our common stock for a period of ten years at a price of $0.85 per share. One-third of the options vested on the grant date and the remaining will vest as to one-third on each of the first and second anniversaries of the grant date.

On July 11, 2007 the board of directors granted 275,000 common stock purchase options to Ronald Hirsch. These options were granted pursuant to our 2006 Stock Incentive Plan, and are exercisable for a period of ten years at a price of $0.85 per share. One-third of the options vested on the grant date and the remaining options will vest as to one-third on each of the first and second anniversaries of the grant date.

Equity Compensation Plans

As disclosed in more detail under the heading “Market For Common Equity And Related Shareholder Matters – Equity Compensation Plans”, we have granted options under the 2006 Stock Incentive Plan. We have also granted stock options under individual compensation arrangements, and under the Coyote Springs option.

There are 6,615,001 stock options outstanding at December 31, 2007, of which 3,715,001 are non-qualified, non-plan stock options and 2,900,000 pursuant to our company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2008 to 2017.

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors exercised such rights in respect of the equity-based fees payable to him for services rendered during the year ended December 31, 2007.

Compensation of Directors

The following table summarizes the compensation of our company’s directors for the year ended December 31, 2007:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
T. Sean Harvey	-	13,819(4)	76,544	-	-	-	90,363
Wade Nesmith	25,917(5)	11,611(4)	-	-	-	-	37,528
Doug Hamilton	12,000(6)	40,000(4)	76,544	-	-	-	128,544
Stephen Seymour	4,500(7)	27,670(4)	155,788	-	-	-	187,958
John Cook	9,000(8)	32,500(4)	76,544	-	-	-	118,044

Notes

(1)

Ronald Hirsch and John Perry, members of our board of directors, are Named Executive Officers and did not receive any compensation as directors that has not been disclosed in the summary compensation table above.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of deferred stock units, or DSUs, granted in 2007 in accordance with SFAS 123R. Fair value is calculated using the average of the high and low price of our stock on the trading day prior to the date of grant. The outstanding DSUs for the directors at December 31, 2007 are as follows: Douglas Hamilton (86,231 DSUs), Stephen Seymour (56,428 DSUs), John Cook (44,411 DSUs) and T. Sean Harvey (12,771 DSUs).

(3)	This column represents the fair value of the options awarded in 2007 in accordance with SFAS 123R.

(4)	Fair value of deferred stock units issued pursuant to our Company’s 2006 Stock Incentive Plan.

(5)	Cash fees totaling $25,917.

(6)	Cash fees totaling $12,000, of which $1,500 has been deferred.

(7)	Cash fees totaling $4,500, of which $1,500 has been deferred.

(8)	Cash fees totaling $9,000, of which $1,500 has been deferred.

On June 11, 2007, the board of directors granted 150,000 common stock purchase options to each of Ronald Hirsch, John Perry, Stephen Seymour, Douglas Hamilton, John Cook and Sean Harvey. These options were granted pursuant to our 2006 Stock Incentive Plan, and are exercisable for a period of ten years at a price of $0.68 per share. One-third of the options vested on the grant date and the remaining options will vest as to one-third on each of the first and second anniversaries of the grant date.

On July 11, 2007, the board of directors granted options to acquire 125,000 and 275,000 shares of common stock to Stephen Seymour and Ronald Hirsch, respectively. These options were granted pursuant to our 2006 Stock Incentive Plan and are exercisable for a period of ten years at a price of $0.85 per share. One-third of the options vested on the grant date and the remaining options will vest as to one-third on each of the first and second anniversaries of the grant date.

The board of directors has approved a compensation structure for our non-executive directors which is designed to fairly pay non-executive directors for work required while aligning the interests of the non-executive directors with the long-term interests of stockholders.

Non-executive directors are entitled to receive a $25,000 annual retainer, with an additional $15,000 payable annually to the Chairman of the Audit Committee and $7,500 payable annually to the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee. All of these fees are payable in stock, restricted stock, restricted stock units, or such other equity-based compensation as the board of directors determines.

Between August 2006 and February 2007, a Special Committee was appointed by the board of directors to assist the Company in its evaluation of the potential merger with Platinum Diversified Mining, Inc. and its Subsidiaries. The Chairman of the Special Committee was entitled to receive a monthly retainer of $7,500 and the members of this committee were entitled to receive a monthly retainer of $5,000. During 2007 and 2006, the Company accrued Special Committee fees of $26,250 and $78,750, respectively. The liability was paid in cash in 2007.

To date, the equity-based fees have been payable in shares of our common stock pursuant to our 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in DSUs. Each of our non-executive directors exercised such rights in respect of the equity-based fees payable to him for 2007 and 2006 . Accordingly, all retainer fees paid during 2007 and 2006 were paid in DSUs. The DSUs are subject to the 2006 Stock Incentive Plan. DSUs are awarded on a quarterly basis at the end of March, June, September and December, or as otherwise determined by the administrator of the 2006 Stock Incentive Plan. The number of DSUs awarded each quarter is calculated by dividing the total fees payable to each director for that quarter by the fair market value of our common stock, determined in accordance with the 2006 Stock Incentive Plan. Each DSU is the economic equivalent of one share of our common stock. The DSUs will be converted into shares of common stock upon the director’s termination of service, or as otherwise provided in their individual deferral election.

During 2007, Wade Nesmith received 16,470 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, received 45,888 deferred stock units; John Cook, the Chairman of our Compensation Committee, received 37,285 deferred stock units; and Stephen Seymour received 30,675 deferred stock units. During 2007, 90,027 DSUs were converted into common shares. The deferred stock units are subject to the 2006 Deferred Stock Unit Plan.

We paid cash fees to our non-executive directors totaling $170,667 during the year ended December 31, 2007 as follows:

	Amount of Cash
Name	Fees Paid

Wade Nesmith	$89,667	(1)

Doug Hamilton	40,500	(2)

John Cook	30,000	(3)

Stephen Seymour	10,500

	$170,667

Notes

(1)	Includes $63,750 of fees accrued in 2006 and paid in 2007.
(2)	Includes $30,000 of fees accrued in 2006 and paid in 2007.
(3)	Includes $22,500 of fees accrued in 2006 and paid in 2007.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Ronald Hirsch

Ronald Hirsch serves as Chairman of our company’s board of directors pursuant to an executive employment agreement dated January 2, 2004. The executive employment agreement originally governed the terms of Mr. Hirsch’s employment as our Chief Executive Officer, until his resignation from that position effective February 15, 2006. The original term of this executive employment agreement was for three years, expiring on January 2, 2007. The executive employment agreement has been renewed until January 2, 2009, and is subject to automatic renewals for successive one year periods unless cancelled by either of the parties.

The executive employment agreement provides that, absent a change in control, if we were to terminate Mr. Hirsch for any reason not for cause (other than due to death or disability), we would have to pay to Mr. Hirsch: (i) his accrued unpaid salary, bonuses and expenses, if any; (ii) his base salary for 12 months; and (iii) his health insurance premiums until the earlier of the expiration of 12 months and the date he is eligible for similar health benefits with another employer. Following a change in control, in the event we were to terminate Mr. Hirsch for any reason other than for death, disability or cause, we would be required to pay Mr. Hirsch all accrued unpaid salary, bonuses, and expenses, a lump sum equal to three times his annual base salary, and we would be required to pay for his health, medical, and disability insurance premiums for a period of 18 months. Mr. Hirsch may also elect to terminate his employment following a change of control and receive these payments.

Effective October 18, 2006, we entered into an agreement amending our executive employment agreement with Mr. Hirsch, pursuant to which we have paid Mr. Hirsch all of his accrued consulting fees for services provided by him to our company between May 1, 2001 and October 19, 2003, and all of his accrued and unpaid salary (See “Interest of Management and Others in Material Transactions - Compensatory Arrangements”). As described in more detail below, the amended executive employment agreement contains certain provisions that will apply if our company becomes a party to a “Significant Transaction,” which is defined to mean a significant transaction in which: (i) any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of our company representing or convertible into 51% or more of the common stock of our company; or (ii) there is a sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of our company or of assets of our company valued at $12,000,000 or greater.

Our amended executive employment agreement with Mr. Hirsch provides, among other things, that:

  Mr. Hirsch’s base salary in his capacity as Chairman from February 15, 2006, to February 15, 2007 continued at the original level provided for in his executive employment agreement of $200,000 per annum, and was reduced to $100,000 per annum thereafter.

  Notwithstanding Mr. Hirsch’s retirement, resignation or termination for any reason other than for cause or as a result of a Significant Transaction which is accompanied by a change of majority ownership of our company, our company shall continue to provide health insurance benefits to Mr. Hirsch until he reaches the age of 65.

  If our company enters into an agreement with respect to a Significant Transaction which is accompanied by a change of majority ownership of our company, Mr. Hirsch will voluntarily resign as Chairman effective immediately prior to the completion of the Significant Transaction.

  In the event that Mr. Hirsch ceases to be employed by our company (other than by way of termination for cause) in connection with the completion of a Significant Transaction, other than one which is accompanied by a change of majority ownership of our company, we must provide to Mr. Hirsch certain payments and benefits set forth in the executive employment agreement - subject to execution and delivery by Mr. Hirsch to our company of a mutual and general release of claims - including the payment to Mr. Hirsch of an amount equal to three times his annual base salary in a lump sum within 60 days following termination of employment.

  In the event of the completion of a Significant Transaction which is accompanied by a change of majority ownership of our company, Mr. Hirsch will not be entitled to receive the lump sum payment equal to three times his annual base salary.

Nicholas Tintor

On February 15, 2006, Nicholas Tintor accepted our offer to serve as President and Chief Executive Officer of our company pursuant to a letter agreement that contemplated the execution and delivery of a definitive executive employment agreement between our company and Mr. Tintor within 30 days of the date of his acceptance of our offer.

We agreed to pay Mr. Tintor a signing bonus of $150,000, payable as to $75,000 upon acceptance of our employment offer and $75,000 on the one-year anniversary of his acceptance. The bonus was to be paid in shares of our common stock, to be issued as fully paid and non-assessable at a deemed issue price per share equal to the market price of our common stock, less a 15% discount to reflect their status as “restricted securities” with the meaning assigned in Rule 144 under the U.S. Securities Act. On May 12, 2006, we issued 176,471 shares of our common stock to Mr. Tintor in payment of the initial $75,000 instalment of the signing bonus; the shares were valued at $88,236 at the time of issuance. Additionally, we granted Mr. Tintor 500,000 options to purchase shares of common stock with a term of three years.

Mr. Tintor resigned as our President and Chief Executive Officer effective August 21, 2006, and we subsequently entered into a settlement agreement with Mr. Tintor. At the time of his resignation, we had been negotiating in good faith the terms of the definitive executive employment agreement.

Under the settlement agreement, in consideration of a mutual release of claims, on September 29, 2006 we paid Mr. Tintor $70,000 in cash upon execution of the agreement, and we paid an additional $163,000 to Mr. Tintor by issuing a total of 139,880 fully paid and non-assessable shares of common stock to him on January 7, 2007. Pursuant to the settlement agreement, the 500,000 options that had been granted to Mr. Tintor were cancelled on September 29, 2006.

John T. Perry

John Perry serves as our company’s President and Chief Executive Officer pursuant to the terms of an executive employment agreement dated April 18, 2005. The executive employment agreement originally governed the terms of Mr. Perry’s employment as our company’s Senior Vice President and Chief Financial Officer until his resignation from the position of Senior Vice President upon his appointment as President and Chief Executive Officer on April 23, 2007. The initial term of this agreement was for two years, subject to automatic renewal for successive one year periods unless cancelled by either of the parties. Mr. Perry’s annual base salary under the agreement was originally set at $175,000 annually, subject to his agreement to accept 20,000 shares of common stock per month in lieu of cash salary on an interim basis. Following the completion of our company’s unregistered offering of special warrants in June 2007, Mr. Perry has received his salary in cash. Given Mr. Perry’s increased responsibilities, the board of directors authorized an increase in his salary to $200,000 effective June 1, 2007.

At the time of his appointment as our Senior Vice President and Chief Financial Officer effective April 1, 2005, we agreed to issue 500,000 shares of common stock to Mr. Perry as a signing bonus, of which 250,000 were issued upon the execution of the memorandum of understanding, and the remaining 250,000 were issued in April 2006. We also issued options to Mr. Perry entitling him to purchase up to 500,000 shares of our common stock, exercisable for a term of five years, as follows: (a) 200,000 shares at an exercise price of $0.30 per share; (b) 100,000 at an exercise price of $0.40 per share; (c) 100,000 at an exercise price of $0.50 per share; and (d) 100,000 at an exercise price of $0.60 per share.

Absent a change in control, if we terminate Mr. Perry for any reason other than for cause, we must pay Mr. Perry’s salary and health and dental insurance premiums for 12 months. Following a change in control, in the event we terminate Mr. Perry for any reason other than for death, disability or cause, we are required to pay Mr. Perry all accrued unpaid salary, bonuses, expenses, a lump sum equal to three times his annual base salary, and we are required to pay for his health, dental, and disability insurance premiums for 18 months. Mr. Perry may also elect to terminate his employment following a change of control and receive these payments.

Effective October 18, 2006, we entered into an agreement amending our executive employment agreement with Mr. Perry. As described in more detail below, the amended executive employment agreement contains certain provisions that will apply if our company becomes a party to a “Significant Transaction.” The definition of “Significant Transaction” in our amended executive employment agreement with Mr. Perry is identical to that contained in our amended executive employment agreements with Mr. Hirsch and Mr. Anderson.

Our amended executive employment agreement with Mr. Perry provides, among other things, that:

  If we were to enter into an agreement with respect to a Significant Transaction which is accompanied by a change of majority ownership of our company, Mr. Perry will voluntarily resign as an officer of our company, effective immediately prior to the completion of the Significant Transaction.

  In the event that Mr. Perry ceases to be employed by our company (other than by way of termination for cause) in connection with a Significant Transaction other than one which is accompanied by a change of majority ownership of our company, we must provide to Mr. Perry certain payments and benefits set forth in the executive employment agreement - subject to execution and delivery by Mr. Perry to our company of a mutual and general release of claims - including the payment to Mr. Perry of an amount equal to three times his annual base salary in a lump sum within 60 days following termination of employment.

  In the event of the completion of a Significant Transaction which is accompanied by a change of majority ownership of our company, Mr. Perry will not be entitled to receive the lump sum payment equal to three times his annual base salary, but he will be entitled to receive $225,000.

Erland A. Anderson

Erland Anderson serves as our company’s Executive Vice President and Chief Operating Officer pursuant to an executive employment agreement dated January 2, 2004. The executive employment agreement originally governed the terms of Mr. Anderson’s employment as our company’s President. In order to permit the appointment of Nicholas Tintor as President and Chief Executive Officer, Mr. Anderson resigned as President effective February 15, 2006, and he was immediately appointed as our company’s Executive Vice President and Chief Operating Officer. Mr. Anderson was reappointed interim President and Chief Executive Officer upon Mr. Tintor’s resignation effective August 21, 2006. Mr. Anderson resigned as President and Chief Executive Officer upon Mr. Perry’s appointment to those positions on April 23, 2007, and he was immediately reappointed Executive Vice President and Chief Operating Officer. The board of directors authorized an increase in his annual base salary from $150,000 to $175,000 effective July 9, 2007.

The initial term of Mr. Anderson’s executive employment agreement was for three years and it expired on January 2, 2007. The executive employment agreement has been renewed until January 2, 2009 and is subject to automatic renewal for successive one year periods unless cancelled by either of the parties.

Absent a change in control, if we terminate Mr. Anderson for any reason not for cause other than due to, death or disability, we must pay to Mr. Anderson: (i) his accrued unpaid salary, bonuses and expenses, if any; (ii) his base salary for 12 months; and (iii) his health insurance premiums until the earlier of the expiration of 12 months and the date he is eligible for similar health benefits with another employer. Following a change in control, in the event we terminate Mr. Anderson for any reason other than for death, disability or cause, we are required to pay Mr. Anderson all accrued unpaid salary, bonuses, and expenses, a lump sum equal to three times his annual base salary, and we are required to pay for his health, dental, and disability insurance premiums for 18 months. Mr. Anderson may also elect to terminate his employment following a change of control and receive these payments.

On February 1, 2006, Mr. Anderson, voluntarily surrendered for cancellation stock options entitling him to purchase up to 675,000 shares of our common stock at an exercise price of $0.02 per share, being the market price of one share of common stock on the date of grant. In exchange for such options, we granted to Mr. Anderson replacement options entitling him to purchase up to 675,000 shares of our common stock, exercisable for five years at an exercise price of $.50 per share.

Effective October 18, 2006, we entered into an agreement amending our executive employment agreement with Mr. Anderson, pursuant to which we have paid Mr. Anderson all of his accrued and unpaid salary (See “Interest of Management and Others in Material Transactions - Compensatory Arrangements”). As described in more detail below, the amended executive employment agreement contains certain provisions that will apply if our company becomes a party to a “Significant Transaction.” The definition of “Significant Transaction” in our amended executive employment agreement with Mr. Anderson is identical to that contained in our amended executive employment agreement with Mr. Hirsch.

Our amended executive employment agreement with Mr. Anderson provides, among other things, that:

  If our company enters into an agreement with respect to a Significant Transaction which is accompanied by a change of majority ownership of our company, Mr. Anderson will voluntarily resign as an officer of our company, effective immediately prior to the completion of the Significant Transaction.

  In the event that Mr. Anderson ceases to be employed by our company (other than by way of termination for cause) in connection with the completion of a Significant Transaction other than one which is accompanied by a change of majority ownership of our company, we must provide to Mr. Anderson certain payments and benefits set forth in the executive employment agreement - subject to execution and delivery by Mr. Anderson to our company of a mutual and general release of claims - including the payment to Mr. Anderson of an amount equal to three times his annual base salary in a lump sum within 60 days following termination of employment.

  In the event of the completion of a Significant Transaction which is accompanied by a change of majority ownership of our company, Mr. Anderson will not be entitled to receive the lump sum payment equal to three times his annual base salary, but he will be entitled to receive $150,000.

Wayne Morrison

Wayne Morrison has been appointed as our company’s Vice President and Chief Financial Officer effective as of January 8, 2008. Our company and Mr. Morrison are parties to a letter agreement dated December 3, 2007, whereby Mr. Morrison was offered the position of Controller of our company, effective December 1, 2007, with a view toward Mr. Morrison’s appointment as Vice President and Chief Financial Officer upon confirmation of acceptability of Mr. Morrison as an executive officer from the Toronto Stock Exchange.

Pursuant to the terms of the letter agreement, Mr. Morrison is entitled to a salary of $150,000 per annum. In addition, Mr. Morrison was granted 200,000 stock options on December 3, 2007 pursuant to our 2006 Stock Inventive Plan. These stock options vest as to 66,667 on March 2, 2008, 66,667 on December 3, 2008 and 66,666 on December 3, 2009. The stock options have an exercise price of $1.10 per share and expire on December 3, 2012. The letter agreement also provides that Mr. Morrison will receive all customary benefits from our company and will be eligible for participation in our Performance Incentive Plan, which is described elsewhere in this annual report.

Mr. Morrison will serve as Vice President and Chief Financial Officer under the compensation arrangements described in the Letter Agreement until such time that our company and Mr. Morrison enter into a formal executive employment agreement on these terms.

Performance Incentive Plan

On July 31, 2007, we adopted a performance incentive plan, or the Performance Plan, for the purpose of retaining and providing an incentive to certain key employees involved in restarting and commissioning the Johnson Camp Mine. The Performance Plan covers the period of time from July 1, 2007, to December 31, 2008 and bases its payouts on the achievement of certain key targets and milestones associated with the restart and commissioning of the Johnson Camp Mine. The key targets and milestones are as follows:

Target or Milestone	Weight

Completion of mine construction	10%

Commencement of mining operations	10%

First production of cathode	20%

Achievement of the production of approximately 1,000,000 lbs of cathode, on a monthly basis	10%

Achievement of the production of approximately 2,000,000 lbs of cathode, on a monthly basis	20%

Restart and commissioning capital expenditure of less than a certain amount	20%

• Self funding upside of 150% if capital expenditures are equal to or less than a certain amount

Safety – Number of Lost Time Incidents during plan period	10%

Our Compensation Committee is responsible for administering the Performance Plan, including selecting the employees eligible to participate therein, determining their participation level and establishing key target dates for payments to be made under the Performance Plan.

Under the Performance Plan, the achievement of targets or milestones is not on an “all or nothing” basis. If a milestone is achieved later than the target date set by the Compensation Committee, it will still have been achieved; however, it will have been achieved at less than 100%. The level of achievement reached with respect to the established targets or milestones will be determined by the Chief Executive Officer and President, subject to approval by the Compensation Committee

In August, 2007, the Compensation Committee selected the employees entitled to participate in the Performance Plan and set the key target dates and payout levels under the Performance Plan. Currently John Perry, our President and Chief Executive Officer, and Erland A. Anderson, our Executive Vice President and Chief Operating Officer, are both participants under the Performance Plan and are entitled to a maximum payout of up to 110% of their base salary during the plan period if all targets or milestones are met at 100%. Upon appointment as Vice President and Chief Financial Officer on January 8, 2008, Wayne Morrison was also selected to participated in the Performance Plan. He is entitled to a maximum payout of up to 80% of his base salary during the remaining plan period if all targets or milestones are met at 100%. Currently, various other employees are participating in the Performance Plan at lower percentages.

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 20, 2008 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 66,659,224 shares of common stock outstanding as of February 20, 2008.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following February 20, 2008, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of February 20, 2008

Name and Address of Beneficial Owner(1)	Shares	Percent

Named Executive Officers and Directors(2)

Ronald A. Hirsch(3) Chairman	7,265,526 (4)	10.7%

Stephen D. Seymour Director	4,971,520 (5)	7.3%

Douglas P. Hamilton(7) Director	250,000(6)	0.4%

John F. Cook(7) Director	418,509(8)	0.6%

T. Sean Harvey(9) Director	331,250(10)	0.5%

Erland A. Anderson(11) Executive Vice President and Chief Operating Officer	1,600,001(12)	2.4%

John T. Perry(13) President and Chief Executive Officer	2,022,381 (14)	3.0%

Wayne M. Morrison(15) Vice President, Chief Financial Officer, Secretary and Treasurer	66,667(16)	0.1%

Directors and Executive Officers as a Group (Eight Persons)	16,925,854(13)	23.5

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on February 20, 2008.

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

(4)

Includes 1,130,000 shares of common stock that may be acquired pursuant to warrants and 141,668 shares of common stock that may be acquired pursuant to options, in each case exercisable within 60 days.

(5)

Includes 1,130,000 shares of common stock that may be acquired pursuant to warrants and 225,001 shares of common stock that may be acquired pursuant to options, in each case exercisable within 60 days. Also includes 1,575,000 shares of common stock held by Mr. Seymour as a co-trustee of a trust, 320,757 shares of common stock held jointly by Mr. Seymour and his spouse, and 36,300 owned by his spouse. Mr. Seymour disclaims beneficial ownership of the 36,300 shares of common stock owned by his spouse.

(6)	Includes 250,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(7)	Messrs. Hamilton and Cook were appointed to the Board of Directors on February 15, 2006.
(8)

Includes 71,429 shares of common stock that may be acquired pursuant to warrants exercisable within 60 days and 71,429 outstanding shares of common stock, all of which are owned by Tormin Resources Limited, a company owned and controlled by Mr. Cook. Also includes 183,333 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(9)	Mr. Harvey was appointed to the Board of Directors on June 11, 2007.
(10)	Includes 93,750 shares of common stock that may be acquired pursuant to warrants, and 50,000 shares of common stock that may be acquired pursuant to options, in each case exercisable within 60 days.
(11)

Mr. Anderson was also President and a director of our company until February 15, 2006. Mr. Anderson was appointed Executive Vice President and Chief Operating Officer on February 15, 2006, and succeeded Mr. Tintor as President and Chief Executive Officer, on an interim basis, on August 21, 2006. On February 26, 2007 Mr. Anderson resigned as President and Chief Executive Officer and was appointed Executive Vice President and Chief Operating Officer.

(12)	Includes 775,001 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(13)

Mr. Perry was appointed President and Chief Executive Officer on April 23, 2007. He has previously served our company as Senior Vice President and Chief Financial Officer, having been appointed to those positions on April 1, 2005.

(14)	Includes 716,667 shares of common stock that may be acquired pursuant to options and 142,857 shares of common stock that may be acquired pursuant to warrants, in each case exercisable within 60 days.
(15)	Mr. Morrison was appointed Vice President and Chief Financial Officer on January 8, 2008.
(16)	Consists of 66,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

The following table sets forth, as of February 29, 2008, certain information regarding beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

		Common Stock Beneficially Owned
Name and Address Of Beneficial			Percent of
Owner	Title of Class	Number of Shares	Class(1)

Sprott Asset Management	Common Stock	11,193,000(2)	15.9%
South Tower Royal Bank Plaza
200 Bay Street SL Level
Toronto, ON
Canada, M5J 2J5

RBC Global Resources Fund	Common Stock	6,900,000(3)	10.0%
200 Bay Street
Toronto, ON
Canada, M5J 2J5

Libra Fund LP	Common Stock	6,582,750(4)	9.6%
123 Front Street
Toronto, ON
Canada, M5J 2J5

Wexford Capital LLC	Common Stock	4,927,500(5)	7.2%
One New York Plaza
New York, NY 1004

Sentry Select Precious Metals and Mining Trust 200 Bay Street Toronto, ON Canada, M5J 2J5	Common Stock	4,618,200(6)	6.8%

Notes

(1)

Applicable percentage of ownership is based on 66,659,224 shares of common stock outstanding as of February 20, 2008 together with securities exercisable or convertible into shares of common stock within 60 days of February 20, 2008, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 20, 2008, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 3,731,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

(3)	Includes 2,300,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

(4)	Includes 2,194,250 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

(5)	Includes 1,642,500 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

(6)	Includes 1,539,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

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

Pursuant to the Settlement Agreement and a related Assignment Agreement dated as of October 18, 2006 between our company and TMD Acquisition, we took an assignment of the Acquisition Agreement, and agreed to reimburse certain expenses in the aggregate amount of $365,000 (the “TMD Expenses”) and assume certain accounts payable in the aggregate amount of $101,442 incurred by TMD Acquisition in the preservation of the Zinc Opportunity. We advanced to TMD Acquisition the aggregate amount of $50,000 (evidenced by demand promissory notes dated February 27, 2006 and May 8, 2006, each in the principal amount of $25,000) to cover certain expenses that TMD Acquisition had incurred in preserving the Zinc Opportunity. The loan was payable to our company on demand and was subject to set-off against the TMD Expenses.

Although ASARCO’s trustee in bankruptcy sold the Zinc Assets, we instructed counsel to preserve any right of action (the “ASARCO Claim”) that we might have against ASARCO and ASARCO’s trustee in bankruptcy. On December 12, 2006 we entered into a settlement agreement with ASARCO pursuant to which ASARCO paid us $475,000 in consideration of the execution and delivery by the parties of mutual general releases.

The TMD Settlement Agreement provided that we would reimburse the TMD Expenses upon the earlier of certain specified events but no later that December 22, 2006. In addition, if we received any cash payment on account of the claim against ASARCO, we were required to first remit such portion of the cash payment to TMD Acquisition as would be required to fully pay the outstanding balance of the TMD Expenses. However, TMD Acquisition agreed to defer reimbursement of the TMD Expenses until our company’s financial position improved. The balance of the TMD Expenses (after set off of the demand loans payable by TMD Acquisition to our company) were ultimately paid out of the proceeds of our private placement offering of 30,666,700 special warrants that we completed on June 5, 2007.

Revolving Line of Credit

On June 21, 2005, we entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour. The line of credit was subject to interest at 6.0% per annum, and was to have matured on December 31, 2005. It was collateralized by accounts receivable, inventory, property and equipment, and other assets, but was later subordinated to a secured bridge loan from Nedbank. The maturity date was extended several times and ultimately was agreed to be the earlier of: (a) July 12, 2007; or (b) the closing of (i) an equity offering in which our company raised not less than $20,000,000, or (ii) a significant corporate transaction which resulted in a change of control of our company, or which involved a sale, lease, exchange or other transfer of all or substantially all of our company's assets or assets valued at $12,000,000 or greater. In addition, commencing May 1, 2006, the interest rate was changed from 6.0% per annum to M&T Bank's prime rate.

In consideration for the issuance of the line of credit, our company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to our company. Each warrant entitled the lender to purchase one share of common stock at an exercise price of $0.25 for a period of three years. We drew down a total of $565,000 in principal under this facility, and we issued a total of 2,260,000 fully paid and non-assessable shares of common stock and 2,260,000 common stock warrants. These shares, and the shares issuable upon exercise of these warrants, were made subject to registration rights.

We repaid the balance of the outstanding principal and interest under this facility, totaling $569,664, on June 7, 2007.

Convertible Promissory Notes

We issued a convertible promissory note dated August 19, 2004 to Stephen Seymour in the principal amount of $66,000, and a convertible promissory note dated October 4, 2004, to Ronald Hirsch in the principal amount of $106,000. We applied the proceeds from the loans evidenced by these notes to our working capital. The loans were subject to interest at 10% per annum, were unsecured and were extended several times, but ultimately were extended to mature on the earlier of: (a) July 12, 2007; or (b) the closing of (i) a registered equity offering and/or a debt project financing in which we raise not less than $25,000,000, or (ii) a significant corporate transaction which results in a change of control of our company, or which involves a sale, lease, exchange or other transfer of all or substantially all of our company's assets or assets valued at $12,000,000 or greater. These loans were repayable upon maturity: (a) in the case of an equity offering or a debt financing, as to 50% in cash and as to the balance in fully paid shares of common stock at a deemed price of $0.20 per share; (b) in the case of a significant corporate transaction or a sale, lease or transfer of assets, solely in fully paid shares of common stock at a deemed price of $0.20 per share; and (c) in any other case, in such mix of cash and/or fully paid shares of common stock at a deemed price of $0.20 per share as the holder could determine. These loans were subordinated to our bridge loan from Nedbank Limited.

On June 29, 2004, Ronald Hirsch exercised 1,750,000 stock options at an exercise price of $0.02 per share, for a total of $35,000. Subsequently, during April 2005, we agreed to rescind this stock option exercise and to reinstate the original 1,750,000 options at the exercise price and with the expiration date of the options under the original grant, in order to facilitate tax planning by Mr. Hirsch. Mr. Hirsch agreed that we could retain the $35,000 that he had paid to exercise the stock options as working capital, and we issued Mr. Hirsch a convertible promissory note for $35,000, dated as of June 29, 2004, being the date of the rescinded option exercise. The promissory note was subject to interest at 10% per annum, was unsecured and was extended several times, but ultimately was extended to mature on the earlier of: (a) July 12, 2007; or (b) the closing of (i) a registered equity offering and/or a debt project financing in which we raise not less than $25,000,000, or (ii) a significant corporate transaction which results in a change of control of our company, or which involves a sale, lease, exchange or other transfer of all or substantially all of our company's assets or assets valued at $12,000,000 or greater. This loan was repayable upon maturity: (a) in the case of an equity offering or a debt financing, as to 50% in cash and as to the balance in fully paid shares of common stock at a deemed price of $0.175 per share; (b) in the case of a significant corporate transaction or a sale, lease or transfer of assets, solely in fully paid shares of common stock at a deemed price of $0.175 per share; and (c) in any other case, in such mix of cash and/or fully paid shares of common stock at a deemed price of $0.175 per share as the holder may determine. This loan was subordinated to the Bridge Loan with Nedbank Limited.

We repaid the loans evidenced by these convertible promissory notes on June 29, 2007. We repaid 50% of the outstanding principal and interest, amounting in total to $132,636, in cash, and we issued: (a) 130,000 fully paid and non-assessable shares of common stock to Mr. Hirsch upon conversion of 50 percent of the outstanding principal and interest under the $35,000 convertible promissory note dated June 29, 2004, at a conversion price of $0.175 per share; (b) 212,195 fully paid and non-assessable shares of common stock to Mr. Seymour upon conversion of 50 percent of the outstanding principal and interest under the $66,000 convertible promissory note dated August 19, 2004, at a conversion price of $0.20 per share; (c) 337,458 fully paid and non-assessable shares of common stock to Mr. Hirsch upon conversion of 50 percent of the outstanding principal and interest under the $106,000 convertible promissory note dated October 4, 2004, at a conversion price of $0.20 per share. These shares were issued subject to registration rights.

Compensatory Arrangements

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

Heap Leaching. A process whereby copper is recovered from ore by heaping broken ore on sloping impermeable pads, repeatedly irrigating the heaps with a diluted sulfuric acid solution which dissolves the copper content in the ore, collecting the copper-laden solutions (PLS), and stripping the solution of copper.

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

10.12	Option to Purchase the “Mimbres” Property from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to Nord Resources Corporation dated June 10, 2004(1)

10.13	Option Agreement between Shirley Bailey and Nord Resources Corporation dated July 19, 2004(1)

10.14	Debt Conversion between Nord Resources Corporation and Thornwell Rogers dated April 16, 2004(1)

10.15	Debt Conversion between Nord Resources Corporation and South Branch Resources LLC dated April 16, 2004(1)

10.16	Debt Conversion between Nord Resources Corporation and MRPGEO, LLC dated April 16, 2004(1)

10.17	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005(1)

10.18	Settlement Agreement and General Release between Nord Resources Corporation and W. Pierce Carson dated April 22, 2005(1)

10.19	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005(1)

10.20	Warrant Amendment Agreement between Nord Resource Corporation and Pierce Carson dated October 5, 2006(28)

10.21	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)(1)

10.22	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)(1)

10.23	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)(1)

10.24	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)(1)

10.25	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering(1)

10.26	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering(1)

10.27	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering(1)

10.28	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 24, 2004(1)

10.29	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(27)

10.30

Confidential Settlement and Release Agreement between Nord Resources Corporation (plaintiff/counter-defendant), and Titanium Resources Group, Ltd. and Edward Wayne Malouf (defendants/counter-plaintiffs) dated August 9, 2006(10)

10.31	Settlement Agreement between Nord Resources Corporation and Nicholas Tintor dated September 29, 2006(14)

10.32	Mutual General Release between Nord Resources Corporation and Nicholas Tintor dated September 29, 2006(14)

10.33

Third Amendment to the “Terms of Agreement, Option to Purchase the ‘Coyote Springs’ Property, Graham County, Arizona” among Nord Resources Corporation, Thornwell Rogers, South Branch Resources, LLC and MRGPEO, LLC dated October 17, 2006(16)

10.34

Second Amendment to the “Terms of Agreement, Option to Purchase the ‘Mimbres’ Property, Grant County, New Mexico” among Nord Resources Corporation, Thornwell Rogers, South Branch Resources, LLC and MRGPEO, LLC dated October 17, 2006(16)

10.35	Settlement Agreement dated October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(16)

10.36	Assignment Agreement dated October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(16)

10.37	Amended and Restated Waiver Agreement And Amendment of Employment Agreement between Nord Resources Corporation and Ronald Hirsch dated October 18, 2006(16)

10.38	Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated October 18, 2006(16)

10.39	Amendment of Executive Employment Agreement between Nord Resources Corporation and John Perry dated October 18, 2006(16)

10.40

Indemnification Agreement dated October 18, 2006 by Stephen Seymour, in his personal capacity, and by Stephen Seymour, Kathie Stevens and Louise Seymour, as Trustees U/A dated 7/27/82 FBO Louise Seymour, in favor of Nord Resources Corporation(16)

10.41	Agreement and Plan of Merger dated October 23, 2006 by and among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(17)

10.42	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Ronald A. Hirsch(17)

10.43	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Stephen Seymour(17)

10.44	Deposit Escrow Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and American Stock Transfer & Trust Company(17)

10.45	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Ron A. Hirsch dated November 2, 2006(18)

10.46	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Erland A. Anderson dated November 2, 2006(18)

10.47	Letter Agreement respecting a performance bonus between Nord Resources Corporation and John T. Perry dated November 2, 2006(18)

10.48	Amended and Restated Assignment Agreement dated as of October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(19)

10.49	Seventh Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated November 2, 2006(19)

10.50	Settlement Agreement dated March 7, 2007 among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(24)

10.51	Eighth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 19, 2007(26)

10.52	Ninth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated as of April 30, 2007(26)

10.53	Agency Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(27)

10.54	Form of Subscription Agreement dated June 5, 2007 between Nord Resources Corporation and each purchaser of special warrants(27)

10.55	Credit Agreement dated as of June 28, 2007 between Nord Resources Corporation, Cochise Aggregates and Materials, Inc., Nedbank Limited and the Lenders from time to time party thereto(27)

10.56	Tenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated July 31, 2007(27)

10.57	Eleventh Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated October 31, 2007(29)

10.58

Long term cathode sales agreement effective February 1, 2008, with Red Kite Master Fund Limited (Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b-2.)(29)

10.59	Twelfth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 31, 2008(29)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Name of Subsidiary	Jurisdiction of Incorporation
Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(29)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(29)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(29)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from Amendment No. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(28)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on October 19, 2007.

(29)	Filed herewith.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed Mayer Hoffman McCann P.C. to serve as our independent auditors for the years ended December 31, 2007 and December 31, 2006. We have not retained the services of any other independent auditors. Mayer Hoffman McCann P.C. performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2007 and December 31, 2006:

Audit Fees

2007	2006
$380,175	$272,289

Audit Related Fees

2007	2006
None	None

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

Tax Fees

2007	2006
$22,225	$71,961

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2007	2006
None	None

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

We have audited the accompanying consolidated balance sheet of Nord Resources Corporation and Subsidiary as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nord Resources Corporation and Subsidiary as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,512,181 and $6,283,878 during the years ended December 31, 2007 and 2006, respectively. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Denver, Colorado
March 26, 2008

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

2007
ASSETS

Current Assets:
Cash and cash equivalents	$3,368,910
Accounts receivable	144,012
Prepaid expenses and other	68,012

Total Current Assets	3,580,934

Property and Equipment, at cost:
Property and equipment	4,161,993
Less accumulated depreciation and amortization	(1,460,611)
2,701,382
Construction in progress	10,795,491
Net Property and Equipment	13,496,873

Other Assets:
Restricted cash and marketable securities	3,686,476
Debt issuance costs, net of accumulated amortization	1,117,021
Total Other Assets	4,803,497

Total Assets	$21,881,304

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(Continued)

2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,322,459
Accrued expenses	1,225,686
Current maturities of long-term debt	312,500
Current maturity of capital lease obligation	9,375

Total Current Liabilities	2,870,020

Long-Term Liabilities:
Derivative contracts	9,183,428
Long-term debt (less current maturities)	4,687,500
Accrued reclamation costs	131,141
Other	61,863

Total Long-Term Liabilities	14,063,932

Total Liabilities	16,933,952

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 100,000,000 shares authorized,
66,659,224 shares issued and outstanding	666,592
Additional paid-in-capital	108,439,030
Accumulated deficit	(94,974,842)
Accumulated other comprehensive loss	(9,183,428)

Total Stockholders’ Equity	4,947,352

Total Liabilities and Stockholders’ Equity	$21,881,304

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Net sales	$–	$–
Operating expenses (Includes stock based compensation of $1,006,676 and
$1,037,739, respectively)	6,135,527	7,135,628
Depreciation, depletion and amortization	123,768	83,347

Loss from operations	(6,259,295)	(7,218,975)

Other income (expense):
Interest expense	(577,171)	(1,635,360)
Gain on investments, net	–	2,020,739
Legal settlement	3,617,166	–
Miscellaneous income	707,119	549,718

Total other income (expense)	3,747,114	935,097

Loss before income taxes	(2,512,181)	(6,283,878)

Provision for income taxes	–	–

Net loss	$(2,512,181)	$(6,283,878)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	36,172,142	33,643,738

Net loss per share of common stock	$(0.07)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Accumulated
	Common Stock		Additional				Other Com-
			Paid-in-	Special	Accumulated		prehensive	Total Stockholders’
	Shares	Amount	Capital	Warrants	Deficit		Loss	Equity (Deficit)

Balance at December 31, 2005	30,425,975	$304,260	$84,131,966	$–	$(86,178,783	) $	–	$(1,742,557)
Comprehensive loss:
Net loss	–	–	–	–	(6,283,878)		–	(6,283,878)
Comprehensive loss	–	–	–	–	–		–	(6,283,878)

Common stock and stock options
issued for Coyote Springs	83,844	838	48,512	–	–		–	49,350
Common stock issued to settle
outstanding claims	46,753	468	36,456	–	–		–	36,924
Exercise of stock options	2,715,000	27,150	27,150	–	–		–	54,300
Compensation from issuance of
stock options	–	–	600,879	–	–		–	600,879
Common stock issued in private
placement	80,000	800	27,200	–	–		–	28,000
Warrants issued on bridge loan	–	–	260,729	–	–		–	260,729
Compensation from issuance of
deferred stock units	–	–	126,874	–	–		–	126,874
Common stock issued for services	666,471	6,665	303,321	–	–		–	309,986
Balance at December 31, 2006	34,018,043	340,181	85,563,087	–	(92,462,661)		–	(6,559,393)

Comprehensive loss:
Net loss	–	–	–	–	(2,512,181)		–	(2,512,181)
Cash flow hedge, net	–	–	–	–	–		(9,183,428)	(9,183,428)
Comprehensive loss	–	–	–	–	–		–	(11,695,609)

Common stock issued for Coyote
Springs	33,332	333	36,332	–	–		–	36,665
Common stock issued to settle
outstanding claims	139,880	1,399	161,601	–	–		–	163,000
Exercise of warrants	931,589	9,315	433,804	–	–		–	443,119
Warrants issued in connection with
bridge loan	–	–	85,846	–	–		–	85,846
Issuance of stock options in
connection with special warrant
financing	–	–	513,436	–	–		–	513,436
Issuance of special warrants (net of
offering costs of $2,179,093)	–	–	–	20,820,932	–		–	20,820,932
Common stock issued for deferred
stock units	90,027	901	(901)	–	–		–	–
Compensation expense from
issuance of stock options	–	–	801,076	–	–		–	801,076
Conversion of convertible notes,
related party	679,653	6,796	125,884	–	–		–	132,680
Conversion of special warrants	30,666,700	306,667	20,514,265	(20,820,932)	–		–	–
Compensation from issuance of
deferred stock units	–	–	125,600	–	–		–	125,600
Common stock issued for services	100,000	1,000	79,000	–	–		–	80,000
Balance at December 31, 2007	66,659,224	$666,592	$108,439,030	$–	$(94,974,842	) $	(9,183,428)	$4,947,352

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(2,512,181)	$(6,283,878)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	123,768	83,347
Accretion expense on reclamation costs	18,212	16,642
Amortization of debt issuance costs	180,652	532,791
Write-off of deferred offering costs	–	397,803
Write-off of deposit on abandoned financing	–	50,000
Accretion of discount on debt	85,846	545,771
Stock option mark to market adjustment	–	26,250
Realized loss on copper put options	–	142,738
Issuance of common stock and deferred stock units for services rendered	205,600	436,860
Issuance of stock options for services rendered	801,076	574,629
Gain on sale of securities held for trading	–	(261,712)
Proceeds from sale of securities held for trading	–	1,729,391
Beneficial conversion feature recorded as interest expense	–	1,722
Changes in assets and liabilities:
Accounts receivable	(139,085)	(4,928)
Other assets	(37,069)	8,271
Accounts payable	(503,405)	280,666
Accrued expenses	(1,925,424)	1,972,852

Net Cash Provided (Used) By Operating Activities	(3,702,010)	249,215

Cash Flows From Investing Activities:
(Increase) decrease in restricted cash and marketable securities	(3,686,476)	126,063
Purchase of copper put options	–	(56,252)
Capital expenditures	(748,706)	(109,068)
Construction in progress	(9,348,683)	–

Net Cash (Used) By Investing Activities	(13,783,865)	(39,257)

Cash Flows From Financing Activities:
Debt issuance costs	(1,222,673)	(161,065)
Principal payments on notes payable	(5,714,114)	–
Deferred financing costs	–	(245,805)
Proceeds from issuance of notes payable	5,025,000	1,000,000
Proceeds from issuance of special warrants	23,000,025	–
Offering costs paid in connection with special warrant financing	(1,665,657)	–
Principal payments on capital lease	(18,750)	(18,750)
Proceeds from exercise of warrants	443,119	–
Proceeds from issuance of common stock	–	82,300

Net Cash Provided By Financing Activities	19,846,950	656,680

Net Increase in Cash and Cash Equivalents	2,361,075	866,638

Cash and Cash Equivalents at Beginning of Year	1,007,835	141,197

Cash and Cash Equivalents at End of Year	$3,368,910	$1,007,835

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$396,514	$487,715
Income taxes	–	–

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Nord Resources Corporation (the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. In July 2007, the Company commenced the reactivation of the Johnson Camp Mine. In addition to the Johnson Camp Mine, the Company has options to acquire interests in two exploration projects, Coyote Springs and Texas Arizona located in Arizona. In January 2008, the Company elected to terminate an option it held to acquire an interest in the Mimbres exploration project, located in New Mexico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company’s continuation as a going concern is dependent upon its ability to reactivate the Johnson Camp Mine in a timely and cost effective manner, to meet its obligations under its Credit Agreement with Nedbank which will allow continued utilization of its credit facility, and to produce copper to sell at a level where the Company becomes profitable. The Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As required by the Credit Agreement with Nedbank Limited (“Nedbank”) dated June 28, 2007 (the “Credit Agreement”), the Company is required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. The Company maintained a balance of $3,000,000 at December 31, 2007. In addition, the Company purchased two certificates of deposit totaling $686,476 which are held as collateral on two letters of credit for various purposes, including environmental reclamation and other general corporate purposes. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments,” these certificates of deposit are considered Held-to-Maturity Securities and consequently are recorded at amortized cost on the consolidated balance sheet.

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write-offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2007 and 2006.

Revenue Recognition

The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method.

Marketable Securities

Marketable securities at December 31, 2007, consist of certificates of deposits which are considered held-to-maturity securities and are stated at amortized cost on the consolidated balance sheet. All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under SFAS No. 115. Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Financial Instruments

In connection with the Credit Agreement with Nedbank, the Company has agreed to implement a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts have been designated as cash flow hedges, the changes to their fair value are currently reflected in “Other Comprehensive Loss”. As of December 31, 2007, the carrying value of the derivative liability was $9,183,428, and the reduction in fair value was recorded in accumulated other comprehensive loss on the consolidated balance sheet.

Shipping and Handling Costs

The Company includes shipping and handling costs related to the transport of finished goods in operating expenses.

Deferred Offering Costs

Transaction costs incurred prior to the closing of an equity offering are capitalized until the sooner of the completion of the equity offering or a determination is made not to proceed with the offering at which time the costs are charged to additional paid-in-capital at the time of completion of the offering or charged against income at the time the determination is made not to proceed with the equity offering. The Company expensed $397,803 of deferred offering costs during the year ended December 31, 2006, in light of the Company’s decision not to proceed with the contemplated equity offering as a result of the Company’s entering into a merger agreement. The merger agreement was subsequently terminated.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During 2007 and 2006, the Company incurred debt issuance costs of $1,297,673 and $161,065 respectively, related to the issuance of promissory notes, bridge loans and the project financing facility. Debt issuance costs of $100,000 were incurred in connection with an extension of a bridge loan dated November 8, 2005 with Nedbank in the total principal amount of $5,000,000. The bridge loan was repaid in 2007 and the associated debt issuance costs were fully amortized in 2007. The remaining debt issuance costs of $1,197,673, incurred in conjunction with the project financing facility, are being amortized over the term of the loans using the straight-line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $1,419,597 and $1,238,945 at December 31, 2007 and 2006, respectively. Unamortized debt issuance costs were $1,117,021 at December 31, 2007.

Property and Equipment

Property and equipment are stated at cost. Mineral exploration costs are expensed as incurred. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Mineral properties are amortized over the life of the mine using

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the units of production method. Buildings and mining equipment are depreciated over the shorter of their estimated useful lives, or over the life of the mine using the units of production method.

Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life-of-mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2007 and 2006.

Reclamation Costs

Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews its asset retirement obligation, on an annual basis, unless a triggering event occurs that requires a more frequent evaluation. The asset retirement obligation at the mine site is accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application method. The Company has granted incentive and non-qualified stock options to its directors under the terms of its 2006 Stock Incentive Plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors. Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant.

Net Loss per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities. Outstanding options, warrants and other dilutive securities to purchase 26,687,156 and 9,501,633 shares of common stock for the years ended December 31, 2007 and 2006, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options, warrants and other securities would be anti-dilutive.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

realized. Income tax expense consists of the tax payable or refundable for the current period and the change during the period in net deferred tax assets and liabilities.

Comprehensive Income

In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, including the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable securities available- for-sale or other investments, except those resulting from investments by and distributions to owners.

Recently Issued Accounting Guidance

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also establishes a requirement to evaluate interests in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company adopted this standard beginning January 1, 2007; it has had no material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this standard beginning January 1, 2007; it has had no material impact on the Company’s consolidated financial statements. However, if a change of control in accordance with section 382 of the Internal Revenue Code occurs in the future, the Company’s ability to fully utilize its net operating loss carry forward in computing its taxable income will be limited to an annual maximum of the value of the Company just prior to the change in control multiplied by the long term tax exempt rate.

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF Issue No. 06-3 applies to any taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and customer, and may include but is not limited to sales, use, value added and some excise taxes. EITF Issue No. 06-3 requires an entity to disclose if taxes are presented in the income statement on a gross or net basis. Additionally, an entity that reports any such taxes on a gross basis should also disclose the amounts of those taxes in interim and annual financial statements for each period an income statement is presented if those amounts are significant. EITF Issue No. 06-3 applies with respect to any interim and annual reports

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

filed after December 15, 2006. The Company adopted EITF Issue No. 06-3 in January 2007. The Company uses the net basis for accounting for taxes imposed in connection with a specific-revenue producing transaction.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement 157” was issued. FSP 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Accordingly, this FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. The Company plans to adopt this standard beginning January 2009, and does not anticipate it will have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission (the”SEC”) issued Staff Accounting Bulletin (“SAB”) 108 which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the buildup of improper amounts on the balance sheet effective for any fiscal year beginning after November 15, 2006. The Company adopted this bulletin beginning January 1, 2007; it has had no material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company plans to adopt this standard beginning January 1, 2008; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB 110 which was issued to express the understanding that the use of a “simplified” method, as discussed in SAB 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB No. 123 would be acceptable beyond December 31, 2007. The Company plans to adopt this standard beginning January 2008, and does not anticipate it will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No, 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated statement of financial position within equity, but separate from the parent equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This statement also establishes a single method of accounting for changes in a parent’s ownership position interest in a subsidiary that do not result in deconsolidation. The statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and that disclosures be expanded in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company plans to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS 141 (Revised 2007) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (Revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company plans to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

2007

Land	$383,891
Buildings	947,923
Mining and other equipment	2,830,179
Construction in Progress	10,795,491

Total	$14,957,484

Depreciation and amortization of property and equipment charged to operations was $123,768 and $83,347 for the years ended December 31, 2007 and 2006, respectively.

4. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

2007

Accrued interest	$13,251
Accrued payroll expense	534,227
Other accrued liabilities	678,208

Total	$1,225,686

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT

Long-term debt consists of the following at December 31:

2007

Project Financing Facility	$5,000,000
5,000,000
Less current maturities	(312,500)

Total	$4,687,500

Project Financing Facility

The Company entered into a Credit Agreement dated June 28, 2007, with Nedbank as administrative agent and lead arranger. The Credit Agreement provides for a $25 million secured term loan credit facility that is being used by the Company to assist in financing the construction, start-up and operation of the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by the Company, with the aggregate amount of all term loans being $25 million. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) June 30, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offering Rate for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). The annual interest rate on these loans at December 31, 2007 was 8.41% . In the event that the Company defaults under the Credit Agreement, an additional 3.0% interest will be payable in addition to such annual rate and all interest will be payable on demand. The Company paid a $500,000 loan fee on the lenders $25 million term loan commitment, of which $50,000 was credited from a previously expired commitment and an additional $500,000 to Auramet Trading, LLC for their assistance in obtaining the Credit Agreement. The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company from incurring certain additional debt, limits the Company’s ability to pay dividends and make certain restrictive payments and will be repaid beginning one year after the first draw down and ending four years after the date of the first draw down, subject to certain prepayment obligations set forth in the Credit Agreement The Credit Agreement requires the Company to maintain certain financial covenants and pay a commitment fee of 0.25% on the unused term loan commitments of up to $25 million during the availability period.

Additionally, pursuant to the Credit Agreement, the Company was required to put in place a copper price protection program for a portion of its copper out from the Johnson Camp Mine.

Transaction costs of $1,197,673 have been included in debt issuance costs and are being amortized on a straight-line basis over the term of the facility. During 2007, $80,652 of amortization expense, which is included in interest expense, was recognized. As of December 31, 2007, $5,000,000 had been drawn down on the loan. Proceeds from the loan will be used to fund a debt service reserve obligation and for the reactivation of the Johnson Camp Mine.

At December 31, 2007, the maturities on the project financing facility were as follows:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008	$312,500
2009	1,250,000
2010	1,250,000
2011	1,250,000
2012	937,500

Total	$5,000,000

Equipment Loan

In October 2002, the Company signed a promissory note in the amount of $95,000 related to its purchase of equipment. The note bears interest at an annual rate of 12% with monthly payments of $4,472 and is collateralized by the equipment. This note was originally scheduled to mature in November 2004. In August 2005, the holder of the Company’s equipment note sold the loan to an unrelated party. Subsequent to this sale, the terms of the original promissory note were amended to allow for deferment of all past due payments along with any scheduled payments until December 2007. During December 2007, the Company paid $60,362, including accrued interest of $14,561, to satisfy the note.

Bridge Loan Facilities

In October 2005, the Company obtained a loan in the amount of $2,850,000 from Auramet Trading, LLC, of which $1,850,000 was funded by Ronald Hirsch, Chairman of the Board of Directors, pursuant to an Agreement for Credit Risk Participation dated October 2005, between Auramet Trading, LLC and Ronald Hirsch. The agreement gave Mr. Hirsch the right to own a 65% interest in the loan and in all documents, instruments and collateral issued by Auramet Trading, LLC, as well as all payments, recoveries or distributions in connection with the loan. A secured promissory note was issued to Auramet Trading, LLC that provided for interest only payments at a rate of 9% per annum payable monthly and the note was to mature on the earlier of April 2006 or the closing of an equity offering in which the Company raised not less than $25,000,000.

As the arranger of the bridge financing, Auramet Trading, LLC received from the Company a fee of $15,000 and 250,000 warrants for the purchase of an equal number of shares of the Company’s common stock. The warrants were to be exercisable on or before October 17, 2007 at an exercise price equal to the final price at which the Company’s stock was sold in a public offering, provided that if the Company did not complete such an offering on or before April 17, 2006, then the exercise price would be the average closing price of the Company’s common stock for the 20 trading days prior to April 17, 2006. Since the Company did not complete a public offering by April 17, 2006, it issued to Auramet Trading, LLC an amended and restated warrant certificate to fix the exercise price at $.56 per share. Auramet Trading, LLC exercised the 250,000 warrants in 2007.

In addition, Auramet Trading, LLC was entitled to receive such number of common stock warrants as was to be calculated by dividing the Canadian dollar equivalent of $1,000,000 (on October 17, 2005) by the final price at which a share of the Company’s common stock was sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before October 17, 2007, provided that the Company completed a public offering on or before April 17, 2006. In the event that the Company did not complete such an offering by April 17, 2006, the warrants were to expire on April 17, 2006, and the Company was required to issue new warrants to Auramet Trading, LLC for the purchase of 256,410 shares of common stock at an exercise price equal to the average closing price of the Company’s common stock for the 20 trading days prior to April 17, 2006. Since the Company did not complete a public offering by April 17, 2006, it issued the 256,410 replacement warrants to Auramet Trading, LLC. The replacement warrants were exercisable at a price of $.56 per share and were set to expire on April 17, 2008. Auramet Trading, LLC exercised the 256,410 warrants in 2007.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with a $3,900,000 loan with Nedbank, the Company issued to Nedbank warrants to purchase that number of shares of common stock as was to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (on November 8, 2005) by the final price at which a share of the Company’s common stock was sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before November 8, 2007, provided that the Company completed a public offering on or before May 8, 2006. Since the Company did not complete such an offering by May 8, 2006, the warrants expired in accordance with their terms on May 8, 2006, and the Company issued new warrants to Nedbank for the purchase of 743,590 shares of common stock at an exercise price of $.88 per share, being the amount equal to the average closing price of the Company’s common stock as quoted on the Pink Sheets LLC for the 20 trading days prior to May 8, 2006. The replacement warrants shall expire on May 8, 2008.

During May 2006, the Company negotiated an extension of the maturity on the $3,900,000 bridge loan from Nedbank to the earlier of August 15, 2006 or the closing of an equity offering in which the Company raises not less than $20,000,000. In connection with this extension, the Company agreed to increase the interest rate on the loan from 9% to 10% per annum, pay the lender a closing fee of $39,000, and issue 75,000 common stock purchase warrants to Nedbank and 25,000 common stock purchase warrants to Auramet Trading, LLC. The warrants are exercisable on or before May 15, 2008 at an exercise price of $1.00. At the same time, Auramet Trading, LLC, acting through Nedbank, advanced an additional $1,000,000 loan to the Company which was added to the outstanding principal under the secured bridge loan from Nedbank. In consideration of the additional loan advance, the Company paid to Auramet Trading, LLC $40,000 and issued to Auramet Trading, LLC warrants for the purchase of 250,000 shares of the Company’s common stock, exercisable for a period of two years at an exercise price $1.15 per share.

During August 2006, the Company negotiated an extension of the maturity date on the $4,900,000 secured bridge loan from Nedbank to the earlier of September 30, 2006 or the closing of an equity offering in which the Company raises not less than $20,000,000. During September 2006, the Company negotiated a further extension of the maturity date to the earlier of December 22, 2006 or the closing of an equity offering in which the Company raises not less than $20,000,000. In connection with this extension, the Company agreed to an increase in the interest rate on the loan from 10% to 11% per annum. In consideration for this extension, the Company paid Nedbank a fee of $49,000 and issued 88,770 common stock purchase warrants to Nedbank and 61,230 common stock purchase warrants to Auramet Trading, LLC. Each warrant entitles the holder to purchase one share of the Company’s common stock on or before September 30, 2008, at an exercise price of $.83 per share.

The Company negotiated further extensions of the maturity date to the earlier of April 30, 2007 or the closing of an equity offering in which the Company raises not less than $20,000,000. In connection with the extension to April 30, 2007, the Company received an additional $100,000, thereby increasing the outstanding principal amount of the bridge loan facility to $5,000,000. In consideration for the extension and increased loan amount, the Company paid Nedbank a fee of $75,000 and issued 174,000 common stock purchase warrants to Nedbank and 126,000 common stock purchase warrants to Auramet Trading, LLC. Each warrant entitles the holder to purchase one share of the Company’s common stock on or before September 30, 2008, at an exercise price of $.66 per share.

In April 2007, the Company negotiated a further extension of the maturity date to the earlier of July 12, 2007 or the closing by the Company of any debt or equity issuance regardless of size. In consideration of this extension, the Company paid Nedbank a fee of $25,000.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes option pricing model to estimate the fair market value of warrants issued in connection with the bridge loan facility. The value of the warrants was recorded as a reduction of debt and increase in additional paid-in-capital. The debt discount was amortized to interest expense over the life of the loan. The risk-free interest rate was based upon the U.S. Treasury yield curve in effect at the date of issuance. The expected volatility was based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The following assumptions were used to estimate the fair value of warrants issued in connection with the bridge loan facility during 2007 and 2006:

	2007	2006

Risk-free interest rate	4.9%	4.7% to 5.0%
Expected term in years	1.6 years	2 years
Expected volatility	70%	66%
Expected dividend yield	0%	0%

The fair value of warrants issued in connection with the bridge loan facility was $85,846 and $260,729 for the years ended December 31, 2007 and 2006, respectively. The Company recognized $85,846 and $374,862 of interest expense associated with the accretion of the debt discount on the bridge loan facility in 2007 and 2006, respectively.

On June 6, 2007, the bridge loan facility was repaid from proceeds from the special warrant financing.

Revolving Line of Credit – Related Parties

In June 2005, the Company entered into a $600,000 revolving line of credit agreement with Ronald Hirsch and Stephen Seymour, a member of the Board of Directors. The line of credit bore interest at 6.0% per annum, was to have matured on December 31, 2005, and was collateralized by accounts receivable, inventory, property and equipment, and other assets. This loan was subordinated to the Bridge Loan with Nedbank described above.

In consideration for the issuance of the line of credit, the Company agreed to issue to the lenders four shares of common stock and four warrants for every $1 loaned to the Company. Each warrant entitles the lender to purchase one share of common stock at an exercise price of $.25 for a period of three years. Pursuant to this agreement during 2005, the Company issued 2,260,000 shares of common stock valued at $637,000, of which $238,717 was recognized as interest expense in 2006, and 2,260,000 warrants to purchase one share of common stock valued at $562,478.

The Company used the Black-Scholes option pricing model to estimate the fair market value of the warrants granted in connection with the revolving line of credit. The value of the warrants was recorded as a discount to debt and amortized to interest expense over the life of the loan. The Company recognized $170,909 of interest expense in 2006 associated with the accretion of debt discount.

Commencing May 1, 2006, the interest rate was changed from 6.0% per annum to M&T Bank’s prime rate. The Company negotiated extensions to the maturity date which was extended to the earlier of: (a) July 12, 2007; or (b) the closing of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than $20,000,000, or (ii) a significant corporate transaction which results in a change of control of the Company, or which involves a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets or assets valued at $12,000,000 or greater.

On June 6, 2007, the revolving line of credit was repaid from proceeds from the special warrant financing.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes – Related Parties

During 2004, the Company entered into promissory notes for $66,000 and $106,000 from Stephen Seymour and Ronald Hirsch, respectively. The loans accrued interest at 10% per annum, were unsecured and had been extended to mature on the earlier of: (a) July 12, 2007; or (b) the closing of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than $25,000,000, or (ii) a significant corporate transaction which results in a change of control of the Company, or which involves a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets or assets valued at $12,000,000 or greater. These loans were repayable upon maturity: (a) in the case of an equity offering or a debt financing, as to 50% in cash and as to the balance in fully paid shares of common stock at a deemed price of $.20 per share; (b) in the case of a significant corporate transaction or a sale, lease or transfer of assets, solely in fully paid shares of common stock at a deemed price of $.20 per share; and (c) in any other case, in such mix of cash and/or fully paid shares of common stock at a deemed price of $.20 per share as the holder may determine. These loans were subordinated to the Bridge Loan with Nedbank.

The loans contained a beneficial conversion feature in the amount of $123,000 due to the value of the Company’s common stock exceeding the debt conversion price on the date of the loans. The beneficial conversion feature was amortized to interest expense over the period during which the notes were convertible into common stock. The Company recognized $1,722 of interest expense associated with the amortization of its beneficial conversion feature in 2006.

During 2007 and 2006, the Company accrued interest on the convertible promissory notes of $8,529 and $17,200, respectively. During 2007, the Company paid 50% of the accrued interest and principal in cash of $110,246 and issued 549,653 shares of common stock valued at $109,930 in exchange for the notes.

During June 2004, Ronald Hirsch exercised 1,750,000 stock options at an exercise price of $35,000. Subsequently, during June 2005, Mr. Hirsch and the Company agreed to rescind this stock option exercise. In exchange for the $35,000 that was paid to exercise the stock options, the Company issued Mr. Hirsch an unsecured convertible promissory note for $35,000 and cancelled the related 1,750,000 shares of common stock. The promissory note bore interest at 10.0% per annum, was unsecured and had been extended to mature on the earlier of: (a) April 30, 2007; or (b) the closing of (i) a registered equity offering and/or a debt project financing in which the Company raises not less than $25,000,000, or (ii) a significant corporate transaction which results in a change of control of the Company, or which involves a sale, lease, exchange or other transfer of all or substantially all of the Company’s assets or assets valued at $12,000,000 or greater. This loan was repayable upon maturity: (a) in the case of an equity offering or a debt financing, as to 50% in cash and as to the balance in fully paid shares of common stock at a deemed price of $.175 per share; (b) in the case of a significant corporate transaction or a sale, lease or transfer of assets, solely in fully paid shares of common stock at a deemed price of $.175 per share; and (c) in any other case, in such mix of cash and/or fully paid shares of common stock at a deemed price of $.175 per share as the holder may determine. The loan was subordinated to the Bridge Loan with Nedbank.

During 2007 and 2006, the Company accrued interest on the convertible promissory note of $1,736 and $3,500, respectively. During 2007, the Company paid 50% of the accrued interest and principal in cash of $22,389 and issued 130,000 shares of common stock valued at $22,750 in exchange for the note.

6. RECLAMATION COSTS

The Company estimates its asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. The Company estimates the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculate the fair value of this obligation, the projected cash flows are discounted at the Company’s estimated credit-adjusted, risk free interest rate of 10%. In October 2007, based on an amended feasibility study, the mine life was extended from nine years to sixteen years. Consequently, the Company reduced the retirement cost of the asset and the related liability by $69,193. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2018 – 2019. The Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity when it resumes in 2008.

A reconciliation of the beginning and ending carrying amounts of the Company’s retirement obligation as of December 31, 2007 and 2006 is as follows:

	2007	2006

Liability, beginning of year	$182,122	$165,480
Accretion expense	18,212	16,642
Reduction in asset retirement cost	(69,193)	–

Liability, end of year	$131,141	$182,122

7. PLATINUM DIVERSIFIFED SETTLEMENT

On September 24, 2007, the Company received the final payment of approximately $2.2 million pursuant to its Settlement Agreement dated March 7, 2007, with Platinum Diversified Mining, Inc. (“PDM”) and PDM’s direct and indirect subsidiaries, Platinum Diversified Mining USA, Inc. (“PDM USA”) and PDM Merger Corp. (together with PDM and PDM USA, the “PDM Parties”). The Settlement Agreement provided for the settlement of the dispute and disagreements between the Company and the PDM Parties arising in connection with the agreement and plan of merger dated October 23, 2006 which had contemplated the acquisition of the Company by PDM in an all-cash merger transaction.

The Company received a total of $3,617,166 from the PDM Parties in full and final settlement of all claims and disputes between the parties.

8. GAIN ON INVESTMENTS, NET

During 2006, the Company recognized a net gain on investments of $2,020,739. In 2006, the Company realized $1,900,000 related to its settlement with Titanium Resources Group in connection with the sale of its 13/15 fractional interest in SRL Acquisition No. 1 Limited. Additionally, the Company recognized a gain of $261,712 on its investment in Allied Gold. These gains were partially offset by realized losses in the amount of $142,738 on the copper put options the Company purchased in conjunction with the bridge loan from Nedbank.

9. COPPER PRICE PROTECTION PROGRAM

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consists of a synthetic put structure whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. The program covers approximately 27% of the estimated copper production from the Johnson Camp Mine during the term of the loan. The Company implemented the price protection program by entering into forward sales contracts for 4,560, 3,600, and 2,400 metric tons of London Metal Exchange cash settlement copper for 2009, 2010, and 2011, respectively, at a net forward price of $5,538, $4,481 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities with average strike prices of $8,781, $8,523, and $8,723 per metric ton for the

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

same periods, respectively, thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. The program requires no cash margins, collateral or other security from the Company.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts were designated as cash flow hedges, changes to the fair value of these contracts are reflected in “Accumulated Other Comprehensive Loss”. As of December 31 2007, the carrying value of the derivative liability was approximately $9,183,428 and the reduction in fair value was recorded as other comprehensive loss in the consolidated balance sheet.

10. INCOME TAXES

The components of the provision for income taxes as of December 31, 2007 and 2006 are as follows:

	2007	2006

Current:
Federal	$–	$–
State	–	–
Total current income tax expense	–	–

Deferred:
Federal	–	–
State	–	–
Total deferred income tax expense	–	–

Total	$–	$–

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:
	2007	2006

Federal statutory rate	35%	35%
State income taxes, net of federal benefits	4%	4%
Valuation allowance	(39)%	(39)%

Total	–%	–%

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred income taxes as of December 31, 2007 are as follows:

2007

Net operating loss carry forwards	$32,270,000
Capital loss carry forward	3,476,000
Stock based compensation	369,000
Accrued reclamation expense	52,000
Other	30,000
Valuation allowance	(35,717,000)

Total deferred tax asset	480,000

Depreciation and amortization	(480,000)

Total deferred tax liability	(480,000)

Net deferred tax asset	$–

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2007 and 2006 as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance in 2007 and prior years to offset the entire deferred tax asset arising from the tax loss carry forward and other temporary differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The net change in the valuation allowance was a decrease of $2,928,000 in 2007 and an increase of $2,080,000 in 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce income taxes currently payable. However, no benefits were recorded to additional paid-in-capital in 2007 or 2006 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit.

At December 31, 2007, the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $89,900,000 and $16,800,000, respectively. The Company also had a capital loss carry forward of approximately $8,800,000 which can be utilized to offset capital gains and expires in 2011. The NOL carry forwards expire in the years 2008 through 2027, and 2008 through 2012, for federal and state purposes, respectively. If a change of control in accordance with section 382 of the Internal Revenue Code occurs in the future, the Company’s ability to fully utilize its net operating loss carry forward in computing its taxable income will be limited to an annual maximum of the value of the Company just prior to the change in control multiplied by the long term tax exempt rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2004-2007 remain open to examination by the Internal Revenue Service of the United States.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” This statement requires that all components of comprehensive income be reported in the financial statements in the period in

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which they are recognized. The components of comprehensive loss for the Company include net loss and mark-to-market adjustments on cash flow hedges.

The activity in accumulated other comprehensive loss for the year ended December 31, 2007 consists of the following:

2007
Balance as of December 31, 2006	$–
Change in mark-to-market of cash flow hedges	(9,183,428)

Balance as of December 31, 2007	$(9,183,428)

12. STOCKHOLDERS’ EQUITY

Authorized Shares

On May 8, 2007, the Company amended its Certificate of Incorporation to increase its authorized capital from 50,000,000 to 100,000,000 shares of common stock with a par value of $0.01 per share. In October 2007, the stockholders adopted a resolution approving an amendment to the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The Company has not yet taken any steps to give effect to such increase in the number of authorized shares of common stock. The Company’s Board of Directors has discretion to elect not to proceed with this change.

Common Stock

In June 2007, the Company completed an unregistered private placement offering of 30,666,700 special warrants. The special warrants were offered and sold at a price of $.75 per special warrant, for aggregate gross proceeds of $23,000,025. In connection with this offering, the Company paid the agents of the offering a commission equal to $1,380,002, or 6% of the gross proceeds of the offering, and 1,840,002 stock options, each exercisable at $.75 per common share for a period of two years from the date of issuance. For financial reporting purposes, the stock options have been valued at $513,436. After deducting additional offering expenses of approximately $285,655, the Company received net proceeds of $21,334,368, which has been offset by the fair market value of the stock options granted to the agents for financial reporting purposes; for a net total of $20,820,932. Each special warrant was convertible into one fully-paid and non-assessable share of common stock and one-half of one common share purchase warrant for no additional consideration. The special warrants were governed by the terms of a special warrant indenture (the “indenture”) dated June 5, 2007 among the Company, Computershare Trust Company of Canada, as the special warrant trustee, and Blackmont Capital, Inc. Pursuant to the terms of the indenture, the holder of the special warrant was not deemed a holder of the underlying common stock or warrants until the special warrant were converted.

In connection with the terms of the indenture, the Company entered into a registration rights agreement whereby it was required to (a) file and obtain receipt for a Canadian non-offering prospectus to qualify the issuance in Canada of (i) the shares of common stock and the warrants issuable upon conversion of the special warrants and (ii ) the shares of common stock issuable upon exercise of the warrants and (b) file a registration statement under the Securities Act of 1933, as amended, in order to register the resale of (i) the shares issuable upon conversion of the special warrants, and (ii) the shares issuable upon exercise of the warrants. Accordingly, pursuant to the registration rights agreement, if the Company failed to obtain a receipt for a final Canadian Prospectus and effectiveness of the U.S. registration statement by December 3, 2007, representing 180 days following the closing of the special warrant offering, it would

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be liable for a liquidity incentive payment to the investors equal to 1% per month (pro-rated), subject to a maximum liquidity incentive payment equal to 12% of the gross proceeds of the offering.

As of December 21, 2007, the Company had obtained the receipt for a final Canadian Prospectus as well as the effectiveness of the U.S. registration statement. Accordingly, the Company paid a liquidity incentive payment to the special warrant holders of $118,710.

Pursuant to the terms of the indenture, the special warrants were automatically converted into the underlying common shares and warrants on December 21, 2007. As a result of the conversion, the Company issued 30,666,700 shares of common stock and 15,333,350 warrants, each exercisable into one share of common stock at an exercise price of $1.10 per share for a period of five years from the special warrant’s issuance. The conversion of the special warrant did not result in any additional proceeds to the Company.

In 2007 and 2006, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to them for 2007 and 2006. Accordingly, during 2007, the Company credited a total of 143,627 DSUs, to its non-executive directors, and recognized compensation expense of $125,600, related to the issuance of these DSUs. During 2006, the Company credited a total of 146,241 deferred stock units to its non-executive directors, and recognized compensation expense of $126,874 related to the issuance of these DSUs. During 2007, 90,027 DSUs were converted into common shares.

During 2007 and 2006, the Company issued 33,332 and 83,844 shares of common stock valued at $36,665 and $29,010 respectively, as payment under the Coyote Springs Option.

During 2007 and 2006, pursuant to an employment agreement with John Perry, President and Chief Executive Officer of the Company, the Company issued 100,000 and 490,000 shares of its common stock to Mr. Perry, respectively. As a result of these issuances, the Company recognized compensation expense of $80,000 and $221,750 during 2007 and 2006, respectively.

During 2007, pursuant to a settlement agreement dated September 29, 2006, the Company issued 139,880 shares of common stock valued at $163,000 to Nicholas Tintor, a former Director and Chief Executive Officer of the Company.

During 2007, the Company issued 130,000 shares of common stock valued at $22,750 and 337,458 shares valued at $67,492 to Ronald Hirsch, and 212,195 shares valued at $42,438 to Stephen Seymour, in partial exchange for convertible notes at conversion rates ranging between $.175 and $.20 per share.

During 2007, Auramet Trading, LLC exercised warrants to purchase 506,410 shares of common stock at a price of $.56 per share. In addition, during 2007, pursuant to the exercise of warrants, the Company issued 210,750 shares of common stock at a price of $.35 per share and 214,429 shares of common stock at a price of $.40 per share.

In February 2006, the Company entered into an agreement with a former outside director of the Company who resigned as a director of the Company in 1995, to settle certain retirement benefit claims. Under the terms of the settlement, the Company issued 42,500 shares of common stock, and agreed to pay $8,500 in cash annually for retirement benefits for the remainder of his life. During 2007 and 2006, the Company made payments of $8,500 in each year.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2006, pursuant to his employment agreement, the Company issued 176,471 shares of common stock valued at $88,236 to Nick Tintor, who was then the Company’s President and Chief Executive Officer.

During 2006, pursuant to a previously commenced private placement, the Company sold 80,000 units whereby one unit, consisted of one share of common stock and a warrant to purchase one share of common stock, for $0.35 per unit, for gross proceeds of $28,000. The stock purchase warrants have an exercise price of $.40 and expire in three years.

During 2006, pursuant to his employment agreement, the Company issued 176,471 shares of common stock valued at $88,236 to Nick Tintor, who was then the Company’s President and Chief Executive Officer.

During 2006, the Company issued 7,921 shares of common stock to settle outstanding payables of $3,960.

13. STOCK-BASED COMPENSATION

2006 Stock Incentive Plan

The Company has adopted a stock incentive plan (the “2006 Stock Incentive Plan”) which was approved by the stockholders of the Company at the Annual General Meeting of Stockholders held on October 18, 2006. A total of 6,000,000 shares of common stock have been reserved for issuance under all awards that may be granted under the 2006 Stock Incentive Plan. “Eligible Participants” who are entitled to participate in the 2006 Stock Incentive Plan consist of employees, directors and consultants of (a) the Company or (b) any of the following entities: (i) any “parent corporation” as defined in the Internal Revenue Code of 1986, as amended (the “Code”); (ii) any “subsidiary corporation” as defined in the Code; or (iii) any business, corporation, partnership, limited liability company or other entity in which the Company, a parent corporation or a subsidiary corporation holds a substantial ownership interest, directly or indirectly.

The 2006 Stock Incentive Plan provides for the granting to Eligible Participants of such incentive awards (each, an “Award”) as the administrator of the 2006 Stock Incentive Plan may from time to time approve. Subject to applicable laws, including the rules of any applicable stock exchange or national market system, the administrator is authorized to grant any type of Award to an Eligible Participant (each a “Grantee”) that by its terms involves or may involve the issuance of: (i) shares of common stock, (ii) a stock option, (iii) a stock appreciation right entitling the Grantee to acquire such number of shares of common stock or such cash compensation as will be determined by reference to any appreciation in the value of the Company’s common stock, (iv) restricted stock issuable for such consideration (if any) and subject to such restrictions as may be established by the administrator, (v) unrestricted stock issuable for such consideration (if any) on such terms and conditions as may be established by the administrator, (vi) restricted stock units, subject to such restrictions as may be imposed by the administrator, and represented by notional accounts maintained in the respective names of the Grantees that are valued solely by reference to shares of common stock of the Company and payable only in shares after the restrictions eligible remuneration otherwise payable in shares of common stock, subject to settlement in accordance with the terms and conditions of the Award and represented by notional accounts maintained in the respective names of the Grantees, (viii) dividend equivalent rights, which are rights entitling the Grantee to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock, (ix) any other security with the value derived from the value of the Company’s common stock, or (x) any combination of the foregoing.

Under the 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options or non-qualified stock options.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

There are 6,615,001 stock options outstanding at December 31, 2007, of which 3,715,001 are non-qualified; non-plan stock options and 2,900,000 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2008 to 2017.

During 2007, the Company granted 2,300,000 stock options to employees and directors and recognized $801,076 in compensation expense. During 2006, the Company granted 2,074,099 and cancelled 1,175,000 stock options to employees and directors for which $574,629 in compensation expense was recognized.

The following table summarizes the activity for the years ended December 31, 2007 and 2006:

		Weighted Average
	Number of Options	Exercise Price
Options outstanding at December 31, 2005	4,739,999	$.25
Granted	2,074,999.84
Exercised	(2,715,000)	.02
Cancelled	(1,175,000)	.46

Options outstanding at December 31, 2006	2,924,998.79
Granted	4,140,002.75
Exercised	–	–
Cancelled/Expired	(449,999)	1.61

Options outstanding at December 31, 2007	6,615,001	$.71

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of December 31, 2007:

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average	Intrinsic
	Outstanding	Life in Years	Exercise Price	Value

Total stock options	6,615,001	4.9	$.71	$1,593,000
Exercisable stock options	4,815,001	3.4	.68	1,316,000

The market price of the Company’s common stock on December 31, 2007 was $.95 per share. The weighted average exercise price of the total and exercisable stock options was $.71 and $.68, respectively. Accordingly, the intrinsic value of such total stock options and exercisable stock options on December 31, 2007 was $1,593,000 and $1,316,000.

The following table summarizes the activity in unvested stock options for the years ended December 31, 2007 and 2006:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average
		Grant Date
	Number of Options	Fair Value
Non-vested options outstanding at December 31, 2005	–	$–
Granted	2,074,999.46
Vested	(1,041,666)	.34
Cancelled/Forfeited	(500,000)	.38

Non-vested options outstanding at December 31, 2006	533,333.78
Granted	4,140,002.43
Vested	(2,806,668)	.39
Cancelled/Forfeited	(66,667)	.78

Non-vested Options outstanding at December 31, 2007	1,800,000	$.57

The total grant date fair value of options vested during the year ended December 31, 2007 was $1,097,916. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of December 31, 2007, 1,800,000 stock options remained unvested, resulting in $504,988 in compensation expense to be recognized over the next 2.0 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The expected forfeiture rate of 8% in 2007 and 21% in 2006 were based on historical employee turnover rates and included actual forfeitures of stock options due to the resignation of one of the Company’s officers. The expected life of the options granted is estimated using the formula set forth in Securities and Exchange Commission SAB No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and, in connection with the adoption of SFAS 123(R), “Share-Based Payment,” the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The Company granted 4,140,002 and 2,074,999 (including 1,840,002 stock options issued to agents pursuant to the Special Warrant financing during 2007 and 99,999 stock options issued in 2006 pursuant to the Coyote Springs property option agreement) stock options during 2007 and 2006, respectively. The fair values for the stock options granted during 2007 and 2006 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Risk-free interest rate	2.9% to 5.0%	4.5% to 4.9%
Expected life	2.0 to 5.5 years	1.5 to 5.5 years
Expected volatility	78% to 91%	60% to 90%
Expected dividend yield	0%	0%

Deferred Stock Units

During 2007 and 2006, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to them for 2007 and 2006. Accordingly, during 2007, the Company credited a total of 143,627 DSUs, to its non-executive directors, and recognized expenses of $125,600, related to the issuance of these DSUs. During 2006, the Company credited a total of 146,241 deferred stock units to its non-

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

executive directors, and recognized expense of $126,874 related to the issuance of these DSUs. During 2007, 90,027 DSUs were converted into common shares. As of December 31, 2007, there were 199,841 DSUs outstanding.

Common Stock

During 2007 and 2006, the Company issued 100,000 and 666,471, respectively, shares of common stock to employees of the Company as compensation. The weighted average grant date fair value of common stock issued to employees during 2007 and 2006 was $.80 and $.72 per share, respectively. Stock based compensation related to these awards of $80,000 and $309,986 is included in operating expenses for 2007 and 2006, respectively.

Pursuant an employment agreement with Mr. Perry, the Company’s then Senior Vice President and Chief Financial Officer, in April 2006, the Company issued 250,000 shares of common stock on Mr. Perry’s one-year anniversary with the Company. During 2007 and 2006, the Company issued 100,000 and 490,000, respectively, shares of its common stock, including the 250,000 shares referenced above, to Mr. Perry, for services valued at $80,000 and $221,750, respectively.

On May 12, 2006, the Company issued 176,471 shares of its common stock valued at $88,236 to Nick Tintor, who was then the Company’s President and Chief Executive Officer, pursuant to his employment agreement.

14. COMMITMENTS AND CONTINGENCIES

Capital Lease

During 2004, the Company entered into a lease for certain mining equipment that qualifies as a capital lease obligation. As a result, the present value of the future minimum lease payments is recorded as equipment and related capital lease obligation in the accompanying consolidated balance sheet. At December 31, 2007, the cost of equipment acquired under the capital lease obligation was $75,000 and the related accumulated amortization was $65,625.

Future minimum lease payments for the capital lease obligation are as follows for the year ending December 31 2008:

Total minimum obligations	$12,647
Less amounts representing interest	(3,272)

Current	$9,375

Office Lease

Effective June 1, 2006, the Company entered into a lease agreement for office space in Tucson, Arizona. The amount of the lease was $4,000 per month, subject to 3% escalation per annum and rental tax, has a term of 5 years, and includes a right to terminate the lease at the end of the third year.

The following is a schedule of future minimum lease payments at December 31, 2007 under the Company’s operating lease that have initial or remaining non-cancelable lease terms in excess of one year:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,
2008	$50,665
2009	52,185
2010	53,765
2011	22,513

Total	$179,128

Rental expense charged to operations was $50,973 and $28,680 for the years ended December 31, 2007 and 2006, respectively.

Property and Equipment

The Company has entered in various agreements primarily for purchase and installation of equipment necessary to reactivate mining at Johnson Camp. Total commitments under these agreements are approximately $1,600,000 due within one year.

Coyote Springs

In January 2004, the Company acquired an exclusive option (“Coyote Springs Option”) to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona described as “Coyote Springs,” consisting of two State of Arizona exploration leases and 52 unpatented mining claims. The Coyote Springs property is a large tonnage porphyry copper-gold exploration target with exposed, surface copper oxides and considerable potential for deeper copper sulfides. Coyote Springs is situated adjacent to the Phelps Dodge Corporation Dos Pobres copper development project near Safford, which has been determined by the United States Geological Survey to be one of the largest undeveloped porphyry copper mining districts in the world with proven undeveloped reserves.

During 2006, the Company issued 83,844 shares of common stock, valued at $29,010, $21,000 in cash, and options to purchase 99,999 shares of common stock in conjunction with the Coyote Springs Option. The stock options are immediately exercisable, expire in 36 months and were valued at $20,340 under the fair value provisions of SFAS No. 123. During 2007, the Company issued 33,332 shares of common stock, valued at $36,665 and $18,330 in cash. As of December 31, 2007 the total consideration paid under the Coyote Springs Option was $289,796 which is included in property and equipment in the accompanying consolidated balance sheet.

In addition to the above, the Coyote Springs Option provides for the issuance of $60,000 in January 2008; (ii) the issuance of options in 2008 to purchase 106,674 shares of common stock; and (iii) in January 2009, at the election of the Coyote Springs owners, payment of $1,600,005 in cash or the equivalent value in shares of common stock.

The Coyote Springs Option also provides for the payment of production royalties based on certain levels of copper sales, the payment of a 4% sales commission in the event the Company sells Coyote Springs and meeting certain exploration and development expenditures relative to Coyote Springs totaling $1,250,000 during the term of the agreement.

The stock options relative to the Coyote Springs Option were to be issued at an exercise price of 15% below the market price of the Company’s common stock on the date of grant, be immediately exercisable and expire in 36 months. However, due to Toronto Stock Exchange rules, the Company will be required to issue these options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Coyote Springs Option expires in January 2009 and may be terminated by the Company with 90 days written notice.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mimbres

In June 2004, the Company acquired an exclusive option (“Mimbres Option”) to purchase the leasehold rights and mining claims for a large tonnage porphyry copper exploration target located near Silver City, New Mexico (“Mimbres”). As of December 31, 2007, the Company had not issued any common stock or stock options due to certain conditions of the Mimbres Option that have not been satisfied. The Company was under no obligation to issue any consideration until such time that the Mimbres Option conditions have been satisfied. During January 2008, the Company elected to terminate its option to purchase the Mimbres’ leasehold rights and mining claims.

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

Officer Indemnification

Under the Company’s organizational documents, the Company’s officers, employees, and directors are indemnified against certain liabilities arising out of the performance of their duties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects any risk of loss to be remote. The Company also has an insurance policy for its directors and officers to insure them against liabilities arising from their performance in their positions with the Company or its subsidiaries.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Incentive Plan

During 2007, the Company adopted a performance incentive plan, or the Performance Plan, for the purpose of retaining and providing an incentive to certain key employees involved in restarting and commissioning the Johnson Camp Mine. The Performance Plan covers the period of time from July 1, 2007, to December 31, 2008 and bases its payouts on the achievement of certain key targets and milestones associated with the restart and commissioning of the Johnson Camp Mine. The key targets and milestones are as follows:

Target or Milestone	Weight
Completion of mine construction	10%
Commencement of mining operations	10%
First production of cathode	20%
Achievement of the production of approximately 1,000,000 lbs of cathode, on a monthly basis	10%
Achievement of the production of approximately 2,000,000 lbs of cathode, on a monthly basis	20%
Restart and commissioning capital expenditure of less than a certain amount	20%
• Self funding upside of 150% if capital expenditures are equal to or less than a certain amount
Safety – Number of Lost Time Incidents during plan period	10%

The Company’s Compensation Committee is responsible for administering the Performance Plan, including selecting the employees eligible to participate therein, determining their participation level and establishing key target dates for payments to be made under the Performance Plan.

Under the Performance Plan, the achievement of targets or milestones is not on an “all or nothing” basis. If a milestone is achieved later than the target date set by the Compensation Committee, it will still have been achieved; however, it will have been achieved at less than 100%. The level of achievement reached with respect to the established targets or milestones will be determined by the Chief Executive Officer and President, subject to approval by the Compensation Committee

During 2007, the Company recognized $358,839 in accrued compensation expense associated with the Performance Plan. Should the Company achieve 100% of the targets or milestones, the Company would be committed to an additional $822,661 in compensation expense during 2008.

Royalty Obligations

Copper metal produced from Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1 million.

Letters of Credit

As part of its ongoing business and operations, the Company is required to provide bank letters of credit as financial support for various purposes, including environmental reclamation and other general corporate purposes. As of December 31, 2007, there was $686,476 of outstanding letters of credit. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the Company. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure.

15. LITIGATION

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

16. RELATED PARTY TRANSACTIONS

In addition to related party transactions discussed throughout the notes to the consolidated financial statements, the following related party transactions have occurred:

At December 31, 2006, the Company had accrued $295,000 for consulting services performed by Ronald Hirsch. This amount was paid in cash in 2007. Mr. Hirsch converted $25,000 of the original accrued consulting liability into a convertible promissory note, which had a balance of $106,000 at December 31, 2006. During 2007, 50% of the balance plus interest for a total of $67,537 was repaid. The remaining balance was converted into 337,458 common shares of the Company at a conversion rate of $.175 per share.

At December 31, 2006, the Company had accrued $600,000 in unpaid salary and $300,000 in unpaid bonus to Mr. Hirsch, $385,833 in unpaid salary and $300,000 in unpaid bonus to Mr. Anderson, and $300,000 in unpaid bonus to Mr. Perry. During 2007, the Company accrued an additional $54,167 in unpaid salary to Mr. Hirsch, and $7,632 in unpaid salary to Mr. Anderson. These amounts were paid in 2007.

The Company had recorded $32,448 in accounts payable for consulting services performed by Mine Tech Services, an entity owned and operated by Erland Anderson, the Company’s CEO and President and member of the board of directors, at December 31, 2006. This amount was paid in 2007.

The Company entered into a settlement agreement (the “Settlement Agreement”) dated October 18, 2006 with TMD Acquisition Corporation (“TMD Acquisition”) to settle certain outstanding matters arising in connection with the transactions and circumstances described below.

In May 2004, the Company commenced pursuing an opportunity (the “Zinc Opportunity”) to acquire assets comprising ASARCO Inc.’s (“ASARCO”) Tennessee Mines Division zinc business (the “Zinc Assets”). Ronald Hirsch and Stephen Seymour subsequently agreed to assist the Company to preserve the Zinc Opportunity by assuming the right to acquire the Zinc Assets, and assigning such right to TMD Acquisition, a new corporation formed specifically to facilitate an asset purchase agreement with ASARCO dated March 21, 2005 (the “Acquisition Agreement”) in respect of the Zinc Assets. The principals of TMD Acquisition were Ronald Hirsch and Stephen Seymour.

Pursuant to the Settlement Agreement and a related Assignment Agreement dated as of October 18, 2006 between the Company and TMD Acquisition, the Company took an assignment of the Acquisition Agreement, and had agreed to reimburse certain expenses in the aggregate amount of $365,000 (the “TMD Expenses”) and assume certain accounts payable in the aggregate amount of $101,442 incurred by TMD in the preservation of the Zinc Opportunity.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company advanced to TMD Acquisition the aggregate amount of $50,000 (evidenced by demand promissory notes dated February 27, 2006 and May 8, 2006, each in the principal amount of $25,000) to cover certain expenses that TMD Acquisition had incurred in preserving the Zinc Opportunity. The loan was repayable to the Company on demand and was subject to set-off against the TMD Expenses.

Although ASARCO's trustee in bankruptcy had sold the Zinc Assets, the Company instructed counsel to preserve any right of action (the “ASARCO Claim”) that the Company may have against ASARCO and ASARCO’s trustee in bankruptcy. On December 12, 2006, the Company entered into a settlement agreement with ASARCO pursuant to which ASARCO paid to the Company $475,000 in consideration of the execution and delivery by the parties of mutual general releases.

The TMD Settlement Agreement provided that the Company would reimburse the TMD Expenses upon the earlier of certain specified events but no later than December 22, 2006. In addition, if the Company received any cash payment on account of the ASARCO Claim, it was required to first remit such portion of the cash payment to TMD Acquisition in order to pay the outstanding balance of the TMD Expenses. However, TMD Acquisition agreed to defer reimbursement of the TMD Expenses until the Company’s financial position has improved. The Company repaid all outstanding amounts owed to TMD Acquisition in June 2007, out of the net proceeds of the special warrant financing which closed on June 5, 2007.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents a summary of the Company’s financial instruments as of December 31, 2007:

	Carrying	Estimated
	Amount	Fair Value

December 31, 2007
Financial Assets:
Cash and cash equivalents	$3,368,910	$3,368,910
Restricted cash	3,000,000	3,000,000
Restricted marketable securities	686,476	686,476
Financial Liabilities:
Long-term debt	5,000,000	*
Derivative instruments	9,183,428	9,183,428

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts for cash and cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses approximate fair value because of the short maturities of these financial instruments. Pursuant to SFAS No. 133, for reporting purposes, the Company’s derivative instruments are recorded at fair value.

* The fair value for the Company’s long-term debt cannot be determined as the financial instrument is not actively traded.

Interest rate risk is the risk to the Company’s earnings that arises from fluctuations in interest rates and the degree of volatility of these rates. The Company does not use derivatives to manage this risk.

18. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company places its cash and marketable securities with high quality financial institutions and limits its credit exposure with any one financial institution. At times, the Company’s bank account balances may exceed federally insured limits.

19. NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental Disclosure of Non-cash Investing and Financing
Activities:	2007	2006
Common stock issued for purchase of property	$36,665	$29,010
Stock options issued for purchase of property	–	20,340
Stock options issued in connection with special warrant financing	513,436	–
Warrants issued in connection with bridge loan	85,846	260,729
Common stock issued for settlement of accounts payable	163,000	36,924
Conversion of special warrants into common stock	20,820,932	–
Common stock issued in exchange for deferred stock units	901	–
Debt issuance costs paid through notes payable	75,000	–
Common stock issued upon conversion of related party
convertible notes	132,680	–
Mark to market adjustments for cash flow hedges	9,183,428	–
Adjustment to asset retirement obligations	69,193	–
Construction in progress financed by accounts payable	942,772	–

20. SUBSEQUENT EVENTS

Mimbres

During January 2008, the Company elected to terminate its option to purchase the Mimbres’ leasehold rights and mining claims.

Sales Agreement

The Company has entered into a long term cathode sales agreement effective February 1, 2008, with Red Kite Master Fund Limited ("Red Kite") for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite will accept delivery of the cathodes at the Johnson Camp Mine, and pricing will be based on the average monthly Commodity Exchange price for high-grade copper.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Production Plan Modification

In February 2008, the Company announced that it had modified its plan to commence copper production from new ore in light of guidance received from the ADEQ in connection with its outstanding application for the required air quality permit. Under the modified plan, the Company anticipates that copper production from new ore will require an additional 14 to 20 weeks from its original plan. Copper cathode production from residual leaching operations will not be affected by the modified plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 26, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John T, Perry
John T. Perry
(Principal Executive Officer)
President and Chief Executive Officer
Date: March 26, 2008

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer
Date: March 26, 2008

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 26, 2008

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: March 26, 2008

By:	/s/ T. Sean Harvey
T. Sean Harvey
Director
Date: March 26, 2008

By:	/s/ John F. Cook
John F. Cook
Director
Date: March 26, 2008