Form 10-Q
period 2008-03-31
NORD RESOURCES CORP
filed 2008-05-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(520) 292-0266
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 66,659,224 shares of common stock as of March 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2008

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2007, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation and its wholly-owned subsidiary Cochise Aggregates and Materials, Inc. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the interim condensed consolidated financial statements for the three months ended March 31, 2008 and March 31, 2007 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s December 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s December 31, 2007 annual consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,609,244
Accounts receivable	360,267
Inventories	246,924
Prepaid expenses and other	588,829

Total Current Assets	3,805,264

Property and Equipment, at cost:
Property and equipment	4,813,263
Less accumulated depreciation and amortization	(1,514,492)
3,298,771
Construction in progress	17,408,110
Net Property and Equipment	20,706,881

Other Assets:
Restricted cash and marketable securities	3,686,476
Debt issuance costs, net of accumulated amortization	1,057,077
Total Other Assets	4,743,553

Total Assets	$29,255,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(Unaudited)
(Continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,279,739
Accrued expenses	985,212
Current maturities of long-term debt	750,000
Current maturity of capital lease obligation	20,495

Total Current Liabilities	4,035,446

Long-Term Liabilities:
Capital lease obligation, less current maturity	55,874
Derivative contracts	16,799,392
Long-term debt (less current maturities)	11,250,000
Accrued reclamation costs	134,420
Other	61,863

Total Long-Term Liabilities	28,301,549

Total Liabilities	32,336,995

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 100,000,000 shares authorized,
66,659,224 shares issued and outstanding	666,592
Additional paid-in capital	108,700,892
Accumulated deficit	(95,649,389)
Accumulated other comprehensive income	(16,799,392)

Total Stockholders’ Equity	(3,081,297)

Total Liabilities and Stockholders’ Equity	$29,255,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues	$1,540,154	$-

Expenses:
Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	797,316	-
General and administrative expenses	1,405,183	957,901
Depreciation, depletion and amortization	53,852	20,837

Loss from operations	(716,197)	(978,738)

Other income (expense):
Interest expense	(75,116)	(251,181)
Miscellaneous income	116,766	1,174,436

Total other income (expense)	41,650	923,255

Loss before income taxes	(674,547)	(55,483)

Provision for income taxes	-	-

Net loss	$(674,547)	$(55,483)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	66,859,687	34,210,552

Net loss per share of common stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)

					Accumulated	Total
			Additional		Other Com-	Stockholders’
			Paid-in	Accumulated	prehensive	Equity
	Common Stock		Capital	Deficit	Loss	(Deficit)
	Shares	Amount

Balance at December 31, 2007	66,659,224	$666,592	$108,439,030	$(94,974,842)	$(9,183,428)	$4,947,352
Comprehensive loss:
Net loss	-	-	-	(674,547)	-	(674,547)
Cash flow hedge, net	-	-	-	-	(7,615,964)	(7,615,964)
Comprehensive loss	-	-	-	-	-	(8,290,511)

Stock options issued for
Coyote Springs	-	-	51,040	-	-	51,040
Compensation expense from
issuance of stock options	-	-	178,322	-	-	178,322
Compensation expense from
issuance of deferred stock
units	-	-	32,500	-	-	32,500

Balance at March 31, 2008	66,659,224	$666,592	$108,700,892	$(95,649,389)	$(16,799,392)	$(3,081,297)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(674,547)	$(55,483)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	53,852	20,837
Accretion expense on accrued reclamation costs	3,279	4,553
Amortization of debt issuance costs	59,944	40,909
Accretion of discount on debt	-	46,825
Issuance of stock options for services rendered	178,322	37,740
Issuance of stock and deferred stock units for services rendered	32,500	85,986
Changes in assets and liabilities:
Accounts receivable	(216,255)	(8,861)
Inventory	(246,924)	-
Other assets	(520,818)	(104,760)
Accounts payable	1,038,989	(219,186)
Accrued expenses	(240,474)	265,519

Net Cash Provided By Operating Activities	(532,132)	114,079

Cash Flows From Investing Activities:
Capital expenditures	(520,888)	(18,330)
Construction in progress	(6,694,330)	-

Net Cash Provided (Used) By Investing Activities	(7,215,218)	(18,330)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	7,000,000	25,000
Principal payments on capital leases	(12,316)	(4,687)

Net Cash Provided By Financing Activities	6,987,684	20,313

Net Increase in Cash and Cash Equivalents	(759,666)	116,062

Cash and Cash Equivalents at Beginning of Period	3,368,910	1,007,835

Cash and Cash Equivalents at End of Period	$2,609,244	$1,123,897

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$14,876	$158,457
Income taxes	-	-
Capitalized interest	171,124	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$-	$36,665
Stock options issued for purchase of property	51,040	-
Warrants issued in connection with debt facilities	-	85,846
Common stock issued for settlement of accounts payable	-	163,000
Debt issuance costs paid through a note payable	-	75,000
Common stock issued in exchange for deferred stock units	-	256
Mark to market of cash flow hedges	7,615,964	-
Construction in progress financed by accounts payable	861,060	-
Acquisition of equipment under lease	79,310	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2008. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 previously filed with the Securities and Exchange Commission (the ”SEC”).

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

3.           PRE COMMERCIAL PRODUCTION COSTS

The Company commenced copper cathode production from leaching existing old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Commercial production from existing heaps is defined by the Company as either operating at a minimum of 75% of designed capacity or generating positive cash flows from operations for a period of seven days. Commercial production from residual leaching was achieved effective February 1, 2008. Operating costs incurred prior to achieving commercial production, net of the realized value of copper produced during the period, are capitalized as mine development. These costs are amortized on a straight-line basis over the expected life of production of existing ore on old dumps which is estimated to be 5 years.

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

There are 6,671,675 stock options outstanding at March 31, 2008, of which 3,771,675 are non-qualified non-plan stock options and 2,900,000 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2008 to 2017.

The Company granted 106,674 stock options during the three months ended March 31, 2008, to persons other than employees or directors. However, it recognized $178,322 in compensation expense related to employee stock options that vest over time. During the three months ended March 31, 2007, the Company did not grant any stock options to employees; however, $37,740 in compensation expense was recognized.

As summarized in the following table, no stock options were exercised during the three months ended March 31, 2008, 106,674 were granted and a total of 50,000 stock options either expired or were cancelled in accordance with their respective terms:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2007	6,615,001	$.71
Granted	106,674	1.00
Exercised	-	-
Cancelled/Expired	(50,000)	2.00

Options outstanding at March 31, 2008	6,671,675	$.70

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of March 31, 2008:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	6,671,675	4.7	$.70	$1,106,432
Exercisable stock
options	5,183,343	3.4	.69	922,099

The market price of the Company’s common stock on the OTC Bulletin Board on March 31, 2008 was $0.87 per share. Accordingly, the intrinsic value of total stock options and exercisable stock options as of March 31, 2008 was $1,106,432 and $922,099, respectively.

The following table summarizes the unvested stock options outstanding as of March 31, 2008:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Non-vested options outstanding at December 31, 2007	1,800,000	$.57
Granted	106,674.48
Vested	(373,341)	.67
Cancelled/Forfeited	-	-

Non-vested Options outstanding at March 31, 2008	1,533,333	$.54

The total grant date fair value of options vested during the three months ended March 31, 2008 was $248,495 The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of March 31, 2008, 1,533,333 stock options remain unvested, resulting in $326,666 in compensation expense to be recognized over the following seven quarters.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, 106,674 were granted during the three months ended March 31, 2008, however, none of which were issued to employees or directors. These options vested immediately; therefore, there is not expected forfeiture. Furthermore, the expected term of these options is equivalent to the contractual term thereof, 3 years. The expected forfeiture rate of 8% in 2007 was based on historical employee turnover rates and included actual forfeitures of stock options due to the resignation of one of the company’s officers. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and, in connection with the adoption of SFAS 123(R), “Share-Based Payment,” the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company granted 106,674 stock options during the three-month period ended March 31, 2008. The Company did not have any stock option grants during the three month period ended March 31, 2007. The fair values for the stock options granted during the three-month period ended March 31, 2008 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.3%
Expected life	3.0 years
Expected volatility	78%
Expected dividend yield	0%

Deferred Stock Units

During the three months ended March 31, 2008, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three months ended March 31, 2008. Accordingly, during that period, Douglas Hamilton, the Chairman of the Company’s Audit Committee received 11,765 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee received 9,559 deferred stock units; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee received 9,559 deferred stock units; and T. Sean Harvey received 7,353 deferred stock units. During the three months ended March 31, 2008, the Company recognized expense of $32,500 related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. As of March 31, 2008, there were 238,076 deferred stock units outstanding.

During the three months ended March 31, 2007, Wade Nesmith, the Company’s former Lead Director and the former Chairman of each of the Executive and the Corporate Governance and Nominating Committees, received 16,470 deferred stock units; Douglas Hamilton, the Chairman of the Company’s Audit Committee received 14,184 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee received 11,525 deferred stock units; and Stephen Seymour received 8,865 deferred stock units. During the three months ended March 31, 2007, the Company recognized expense of $35,986 related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. As of March 31, 2007, there were 171,634 deferred stock units outstanding.

Common Stock

During the three months ended March 31, 2008, the Company did not issue any shares of common stock to employees of the Company. During the three months ended March 31, 2007, the Company issued 60,000 shares of fully paid and non-assessable shares of common stock to employees of the Company

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with a weighted average grant date fair value of $0.83 per share. Stock based compensation related to these awards of $50,000 was included in operating expenses for the three months ended March 31, 2007.

5.           INVENTORY

Inventory is as follows:

As of
March 31, 2008
Copper in process	$189,441
Finished goods	57,483
Total inventory	$246,924

6.           BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 26,743,830 and 9,660,360 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

7.           CONCENTRATION

The Company currently sells 100% of its copper cathode production under a definitive purchase and sale agreement dated February 2, 2008 with Red Kite Master Fund Limited. Red Kite is a large, well capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

8.           RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement 157” was issued. FSP 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Accordingly, this FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

within the scope of the FSP. The Company plans to adopt this standard beginning January 2009, and the Company does not anticipate it will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted this standard beginning January 2008, which had no material impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 which confirms that the use of a “simplified” method, as discussed in SAB No. 107, to estimate the expected term of “plain vanilla” share options in accordance with FASB No. 123 would be acceptable beyond December 31, 2007. The Company adopted this standard beginning January 2008, which had no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests In Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other that the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and that disclosures be expanded in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company plans to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (Revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company plans to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This objective of this statement is to enhance the understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company plans to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

9.           SUBSEQUENT EVENTS

Amendment to Certain Nedbank Warrants

On March 8, 2008, the Company extended the exercise period on 743,590 and 75,000 common stock purchase warrants held by Nedbank Limited by six months, to November 8, 2008 and November 15, 2008, respectively. The other terms and conditions of the warrants, including their respective exercise prices, remain unchanged. The Company did not receive any consideration for these extensions.

401(k) Retirement Plan

Effective March 7, 2008, the Company adopted a 401(k) Plan for all of its employees. Under the 401(k) Plan, when an employee meets certain eligibility requirements, the Company will make non-elective contributions in an amount equal to up to 4% of such employee’s eligible compensation, pursuant to the tax deferral “safe harbor” provided for in section 401(k) of the Internal Revenue Code.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three months ended March 31, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

Overview of Our Business

We are a copper mining company. Our principal asset is the Johnson Camp property located in Arizona. The Johnson Camp property includes the Johnson Camp Mine and a production facility that uses the solvent extraction, electrowinning (SX-EW) process. The Johnson Camp Mine is an existing open pit copper mine; it includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits. The Johnson Camp property also includes a decorative and structural stone operation, which produces landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. We currently lease this landscape and aggregate rock operation to JC Rock, LLC in exchange for a sliding scale royalty.

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

On June 28, 2007, our board of directors adopted a resolution authorizing our Company to proceed with the reactivation of the Johnson Camp Mine. We believe that the current world market demand for copper, which has resulted in relatively strong market prices for copper since 2003, has created an opportunity for us to reactivate the Johnson Camp Mine, despite the anticipated high costs that this will involve.

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we have entered into a credit agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility. All or a portion of the funds available under such facility will be used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. As of March 31, 2008, we had drawn down $12 million of the credit facility and had $13 million remaining available.

We believe that the proceeds of the special warrant financing and proceeds available under the credit facility will be sufficient to meet the capital requirements to reactivate the Johnson Camp Mine.

In order for us to resume full mining operations, we will have to complete the mine development schedule contained in an updated feasibility study prepared by Bikerman Engineering & Technology Associates, Inc. The feasibility study forms part of a technical report dated September 2007 that was completed by

Bikerman Engineering & Technology Associates, Inc. in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (as required for us to comply with provincial securities laws in Canada that are applicable to our Company) and SEC Industry Guide No. 7. The feasibility study includes an economic analysis of the Johnson Camp Mine based on the mine plan, capital and operating cost estimates current as of the second quarter of 2007, and a three-year trailing average copper price of $2.45 per pound over the life of the mine. Bikerman Engineering & Technology Associates concluded in the feasibility study that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over a 16 year mine life at 8%, 15% and 20% discount rates.

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

We commenced copper cathode production from leaching existing old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Commercial production from existing heaps is defined by the Company as either operating at a minimum of 75% of designed capacity or generating positive cash flows from operations for a period of seven days. Commercial production from residual leaching was achieved effective February 1, 2008. Operating costs incurred prior to achieving commercial production, net of related revenues, are capitalized as mine development.

Our Plan of Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current reactivation plan includes an estimated full production rate of 25 million pounds of copper cathodes per annum.

Our mine operating plan calls for residual leaching of the existing old dumps and an active leach program of newly mined ore. Initial copper production from residual leaching operations commenced in January 2008, and we anticipate reaching full copper production from new ore placed on the heaps in early spring 2009. Our business, and our ability to realize our business objectives and implement our operating plan, are subject to a number of additional risks and uncertainties, including those discussed under the heading “Risk Factors”.

Estimated Capital Costs

We expect that the initial capital costs will total approximately $29 million, inclusive of $10,097,389 in capital costs we incurred during the year ended December 31, 2007, after our board of directors authorized our Company to proceed with the reactivation of the Johnson Camp Mine in late June 2007, and $7,215,218 in capital costs we incurred during the three months ended March 31, 2008. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SW-EX copper production facility; (c) the installation of our primary stage crusher, and the purchase and installation of two secondary stage crushers and conveying equipment; and (d) other project-related items.

We estimate we will incur a further $3 million in capital costs in the two years following the commencement of mining primarily associated with expanding one or more of our existing leach pads. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Results of Operations – Three Months Ended March 31, 2008 and 2007

The following table sets forth our operating results for the three months ended March 31, 2008, as compared with our operating results for the three months ended March 31, 2007.

	Three Months Ended March 31,
			Change
			(Increase/
	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Revenue	$1,540,154	$-	$1,540,154

Costs applicable to sales	797,316	-	797,316

Gross Margin	742,838	-	742,838

General and Administrative	1,405,183	957,901	447,282
Depreciation, depletion and
amortization	53,852	20,837	33,015

Loss from operations	(716,197)	(978,738)	262,541

Other income (expense):
Interest expense	(75,116)	(251,181)	176,065
Miscellaneous income	116,766	1,174,436	(1,057,670)

Total other income
(expense)	41,650	923,255	(881,605)

Loss before income taxes	(674,547)	(55,483)	(619,064)

Provision for income taxes	-	-	-

Net Loss	$(674,547)	$(55,483)	$(619,064)

Revenue

We commenced commercial production from residual leaching on February 1, 2008. We entered into a long term cathode sales agreement effective February 1, 2008, with Red Kite Master Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite will accept delivery of the cathodes at the Johnson Camp Mine, and pricing will be based on the average monthly Commodity Exchange price for high-grade copper.

We recorded revenues of $1,540,154 from the sale of 421,905 pounds of copper cathode from February 1, 2008 through March 31, 2008. Revenues earned from the sale of 58,723 pounds of copper cathode produced prior to the commencement of commercial production in the amount of $209,907 were credited to development costs. We did not have any revenue during the three months ending March 31, 2007 due to the fact that the Johnson Camp Mine was on a care and maintenance program during that period.

Cost of Sales

Cost of sales represents the costs incurred in converting the ore present in existing leach pads into salable copper cathodes. The conversion process includes leaching of stockpiles, solvent extraction and electrowinning and results in the production of copper cathode. The costs include labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore.

We incurred $797,316 of costs applicable to sales realized from the commencement of commercial production (February 1, 2008) through March 31, 2008. Operating costs incurred from December 1, 2007 through January 31, 2008 in the amount of $572,118 (net of pre commercial revenue) were capitalized and will be amortized over the expected life of production of copper cathodes from existing heaps.

General and Administrative

Our general and administrative expenses increased to $1,405,183 for the three months ended March 31 2008, compared to $957,901 for the three months ended March 31, 2007. This increase was due primarily to a $196,631 increase in payroll related to amortization of stock options granted in prior periods and increased personnel related to the reactivation of the Johnson Camp Mine, a $194,326 increase related to the registration and listing of our common stock on the Toronto Stock Exchange in January 2008 and a $66,000 increase in insurance costs. These increases were partially offset by a $130,020 decrease in outside services related to drilling expenditures incurred at Coyote Springs during the first quarter 2007.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense increased by $33,015 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2008. The increase was primarily due to the amortization of development costs of $19,042 from February 1, 2008 through March 31, 2008.

Interest Expense

Interest expense is attributable to interest and amortization of debt issuance cost and accretion of warrants issued in conjunction with the loans that we have obtained to fund our operating expenses.

Interest expense decreased by $176,065 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. We incurred higher interest expense during the three months ended March 31, 2007, as compared to the three months ended March 31, 2008, due primarily to the amortization of debt issuance costs related to our $5,000,000 secured bridge loan from Nedbank, which was repaid on June 7, 2007 from the proceeds of the special warrant financing. These amortized debt issuance costs totaled $40,909 for the three months ended March 31, 2007. Additionally, we recorded expenses of $46,825 related to the issuance of warrants in conjunction with the secured bridge loan for the three months ended March 31, 2007. The decrease was offset in part by the amortization of debt issuance costs of $59,943 related to our $25,000,000 project financing facility from Nedbank entered into on June 28, 2007.

Miscellaneous Income

Miscellaneous income decreased by $1,057,670 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease was due primarily to $1,100,000 we received in 2007 from Platinum Diversified Mining pursuant to a settlement agreement dated March 7, 2007.

Net Loss

We experienced a net loss of $674,547 for the three months ended March 31, 2008 as compared to a net loss of $55,483 for the three months ended March 31, 2007. The increase in net loss between these periods is primarily related to:

  an increase in general and administrative costs, as discussed above; and

  a decrease in miscellaneous income associated with our settlement agreement with Platinum Diversified Mining, as discussed above.

Our net loss for the three months ended March 31, 2008 was partially offset by revenues earned from the sale of copper cathode from residual leaching operations, which began on February 1, 2008.

Liquidity and Financial Resources

Our Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to produce copper at a level where we can become profitable, to pay off existing debt and provide sufficient funds for general corporate purposes, all of which is uncertain. Our condensed consolidated financial statements contain additional note disclosures to this effect, and the condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Working Capital

The following table sets forth our cash and working capital as of March 31, 2008 and 2007:

	As of		As of
	March 31, 2008		March 31, 2007
Cash reserves	$2,609,244	(1)	$1,123,897
Working capital surplus
(deficiency)	$(230,182	)(2)	$(8,595,290	)(3)

(1)

Excludes $3,000,000 in restricted cash being held in a Debt Service Reserve Account in conjunction with our $25,000,000 secured term loan credit facility with Nedbank Limited and $686,476 being held in conjunction with two letters of credit.

(2)	Includes $770,495 in current portion of long-term debt and capital lease obligations.

(3)	Includes $5,797,343 in current portion of long-term debt and capital lease obligations.

Cash Flows from Operating Activities

Our cash flows from operating activities during the three months ended March 31, 2008 and 2007 were ($532,132) and ($114,079), respectively. We commenced copper cathode production from leaching existing old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Commercial production from existing heaps is defined by our Company as either operating at a minimum of 75% of the designed capacity of our processing facilities at the Johnson Camp Mine, or generating positive cash flows from mine operations for a period of seven days. Commercial production from residual leaching was achieved effective February 1, 2008. Operating costs incurred prior to achieving commercial production, net of related revenues, are capitalized as mine development. our Company generated $742,838 in gross margin excluding depreciation, depletion and amortization during the three months ended March 31, 2008.

We had no revenues or gross margin during the three months ended March 31, 2007, as the Johnson Camp Mine was on a care and maintenance program during that period. Cash flows from operating activities for the three months ended March 31, 2007 included $1,117,166 in net proceeds from our settlement with Platinum Diversified Mining (consisting of the initial payment under the settlement agreement of $1,100,000 and the additional $17,166 paid by Platinum Diversified Mining to keep our option on the Coyote Springs in good standing).

The change in working capital between December 31, 2007 and March 31, 2008 was ($941,096), and the change in working capital between December 31, 2006 and March 31, 2007 was $385,614. The decrease in working capital during the three month period ended March 31, 2008 was due primarily to financing of the materials and labor related to reactivation of the Johnson Camp Mine offset in part by the inclusion of a prepayment for sulfuric acid in the amount of $537,020. We made this purchase in order to take advantage of a one-time pricing opportunity.

Cash Flows from Investing Activities

Our cash flows from investing activities during the three months ended March 31, 2008 were ($7,215,218), which primarily reflects capital expenditures of $6,642,453 related to the reactivation of Johnson Camp during this time period, and $572,765 (net of $209,907 of copper produced during the period) in pre-commercial production costs incurred prior to the commencement of commercial production on February 1, 2008.

Our cash flows from investing activities during the three months ended March 31, 2007 were ($18,330) due to capital expenditures during the quarter.

Cash Flows from Financing Activities

Our cash flows from financing activities during the three months ended March 31, 2008 was $6,987,684 compared to $20,313 for the same period in 2007.

In February 2008, we drew down $7,000,000 from the $25,000,000 secured term loan credit facility we received from Nedbank in June of 2008. Proceeds from the loan were used to purchase supplies and equipment associated with the reactivation of the Johnson Camp Mine. As of March 31, 2008, our

Company had $13,000,000 remaining undrawn under the facility. In addition, during the quarter, we entered into a lease agreement for the purchase of equipment valued at $79,310, which has been accounted for as a non-cash transaction for purposes of the Condensed Consolidated Statement of Cash Flows, and made principal payments thereon of $12,316.

In February 2007, we received a $100,000 loan from Auramet which was added to the then-outstanding principal under our $5,000,000 secured bridge loan facility with Nedbank, and we incurred $75,000 in debt issuance costs associated with the extensions of the Nedbank bridge loan, resulting in $25,000 in proceeds to our Company.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Marketable Securities

Marketable securities at March 31, 2008, consisted of certificates of deposits which are considered held-to-maturity securities and are stated at amortized cost on the consolidated balance sheet.

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

Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which our Company does not have the intent or ability to hold to maturity, and equity securities, are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

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

No impairment losses were recorded during the year ended December 31, 2007 and the three months ended March 31, 2008.

Valuation of Stock Options and Warrants

From time to time our Company issues stock options and warrants. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the fair value of stock options, the expected forfeiture rate is based on historical employee rates. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant and, in connection with the adoption by the Financial Accounting Standards Board (“FASB”) of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” the expected volatility is based on the weighted historical volatility of our Company’s common stock and that of our Company’s peer group.

Income Taxes

Our Company uses the asset and liability method to account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements. Under SFAS No. 109, we do not meet the more likely than not criteria to recognize deferred tax assets related to our Company’s net operating loss carry forward because it is unlikely that sufficient taxable income will be generated to realize the benefit of these deferred tax assets over time until we have established a reasonable history of net profits, which in some circumstances has been interpreted as requiring at least two consecutive years of net profits. Accordingly, we have recorded a deferred tax valuation allowance in 2008 and prior years to offset the entire deferred tax asset arising from our net operating loss carry forward.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. We will continue to review this valuation allowance and make adjustments as appropriate.

Income tax expense consists of the tax payable or refundable for the current period and the change during the period in net deferred tax assets and liabilities. A change of over 50% of our equity ownership will result in a change in ownership as defined in the Internal Revenue Code and related regulations, and will have the effect of limiting the availability of the tax loss carry forward.

Reclamation Costs

SFAS No. 143, “Accounting for Asset Retirement Obligations,” establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement was adopted January 1, 2003, when we recorded the estimated present value of reclamation liabilities and adjusted the carrying amount of the related asset. Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our Company’s estimated credit-adjusted, risk free interest rate of 10%. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2018 – 2019. Our Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity when it resumes in early spring 2009. At March 31, 2008 the recorded value of accrued reclamation costs was $134,420.

Litigation

Other than as described below under the heading “Legal Proceedings,” we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. However, our Company may from time to time be subject to various claims and legal proceedings arising in the ordinary course of business. If any adverse decisions or settlements occur, they may have a material adverse effect on our financial position, or results of operations. Litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted this standard beginning January 2008, which had no material impact on our Company’s consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 which confirms that the use of a “simplified” method, as discussed in SAB No. 107, to estimate the expected term of “plain vanilla” share options in accordance with FASB No. 123 would be acceptable beyond December 31, 2007. We adopted this standard beginning January 2008, which had no material impact on our Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No, 160 requires that ownership interests in subsidiaries held by parties other that the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and that disclosures be expanded in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We plan to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on our Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS 141 (Revised 2007) establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (Revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We plan to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on our Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This objective of this statement is to enhance the understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We plan to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on our Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).           Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our President and Chief Executive Officer, John Perry, and our Chief Financial Officer, Wayne Morrison, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2008.

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

In our annual report on Form 10-KSB for the year ended December 31, 2007, our management reported that, as of December 31, 2007, we had identified two material weaknesses with respect to financial reporting: (a) the inclusion of accrued, but unpaid, capital expenditures in the changes in accounts payable and construction in progress reported on the consolidated statements of cash flows as cash items rather than their disclosure in non-cash investing and financing activities; and (b) the failure to include certain 2007 capital expenditures in the proper accounting period. We believe that these weaknesses resulted from our transitioning to a new information technology platform during year end, as well as from changes in accounting personnel that occurred during the quarter ended December 31, 2007. This transition was completed during the quarter ended March 31 2008. These weaknesses were identified and corrected prior to the finalization of our consolidated December 31, 2007 financial statements during the quarter ended March 31 2008, prior to any public disclosure of results.

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

We have a history of losses and expect to incur losses in the future. We had no revenues and net losses of $2,512,181 for the year ended December 31, 2007, and additional net losses of $674,547 during the three months ended March 31, 2008. As of March 31, 2008, we had a working capital deficiency of $230,182 (including $770,495 representing the current portions of our long-term debt and capitalized leases).

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

The reactivation of the Johnson Camp Mine and the development of new mining operations on the Johnson Camp property require the commitment of substantial resources for operating expenses and capital expenditures. We expect to incur in excess of $29,000,000 in initial capital costs within the first two years of start up of the mine (including working capital), and an additional $3,000,000 in capital costs in two years following the commencement of mining. Our estimated expenses may increase in subsequent years as consultants, personnel and equipment associated with advancing exploration, development and commercial production are added. The amounts and timing of expenditures will depend in part on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements or similar arrangements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control.

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

We have prepared estimates of future copper production. We cannot be certain that we will ever achieve our production estimates or any production at all. Our production estimates depend on, among other things: the accuracy of our reserve estimates; the accuracy of assumptions regarding ore grades and recovery rates; ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of mining and processing; and our ability to obtain all necessary permits to proceed with the reactivation of the Johnson Camp property. We plan on continuing to process the copper mineralization using SX-EW technology. These techniques may not be as efficient or economical as we project. Our actual production may vary from our estimates if any of these assumptions prove to be incorrect and we may never achieve profitability.

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

We intend to use equipment we already own for operations at the Johnson Camp Mine. However, our mine plan calls for the acquisition or installation of certain additional equipment, including the purchase and installation of two secondary stage crushers and an overland conveyor system and certain equipment needed to rehabilitate and upgrade the existing SX-EW plant at the Johnson Camp Mine. There can be no assurance that we will be able to source the additional equipment that we require, that the transportation costs or installation of equipment to be installed at the Johnson Camp Mine will not be higher than anticipated by us, or that such equipment will arrive in good working condition.

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

Bikerman Engineering & Technology Associates reviewed the results of limited sampling work undertaken at the Johnson Camp Mine in 2006 by another engineering company. Bikerman Engineering & Technology Associates has concluded that it is not possible for it to verify the entire original drill hole electronic database used for the current mineral resource model and ore reserve estimates. Consequently, Bikerman Engineering & Technology Associates and we have largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data. Accordingly, there is a risk that results may vary if additional sampling work were undertaken. This, in turn, could adversely impact the current mineral resource model and ore reserve estimates, as well as increase the risk of a material inaccuracy in the feasibility study.

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

We have entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25,000,000 secured term loan credit facility that will be used by our Company to assist in financing the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our Company, with the aggregate amount of all term loans being $25,000,000. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) June 30, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate (LIBOR) for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). If we were to default under the Credit Agreement, an additional 3.0% interest would be payable in addition to such annual rate and all interest would be payable on demand. As of March 31, 2008, we had $13,000,000 available under this credit facility.

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

If we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in our Credit Agreement at maturity or in the event of a default, the lenders under our agreement could terminate their commitments there under, cease making further loans, declare all borrowings outstanding (together with accrued interest and other fees) immediately due and payable and institute foreclosure proceedings against the security. Any such actions could force us into bankruptcy or liquidation.

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

The Johnson Camp property consists of 59 patented lode mining claims, 102 unpatented lode mining claims and 617 acres of fee simple lands. The copper processing facilities and the Copper Chief and Burro bulk mining pits that serve as focal points for our mine plan are located on the patented mining claims or fee simple parcels. However, we may in the future mine areas that are on unpatented mining claims. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the United States General Mining Law, including the requirement of a proper physical discovery of a valuable lode mineral within the boundaries of each claim and proper compliance with physical staking requirements. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of United States federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.

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

Our officers and directors as a group beneficially own approximately 23.5% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock). In addition, we have two shareholders who, according to reports filed by them under the Securities Exchange Act of 1934, as amended, beneficially own 15.9% and 10.0%, respectively, of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock). This may limit the ability of our non-affiliated stockholders to influence corporate matters.

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

In North America there are organizations opposed to mining, particularly to open pit mines such as the Johnson Camp Mine. We anticipate that there may be opposition to the restart of operations at the Johnson Camp Mine. We believe our Company has the support of representatives from the communities in the immediate vicinity of Johnson Camp Mine including the cities of Benson and Wilcox and the community of Dragoon, and from various levels of government in the State of Arizona having jurisdiction over the Johnson Camp Mine. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is still the possibility that those opposed to the operation of the Johnson Camp Mine will attempt to interfere with the reactivation and operation of the Johnson Camp Mine, whether by legal process, regulatory process or otherwise. Such interference could have an impact on our ability to restart and operate the Johnson Camp Mine in the manner that is most efficient or appropriate, or at all, and any such impact would have a material adverse effect on our financial condition and results of operations.

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

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions there under including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Our non-executive directors earned the following additional deferred stock units during the three months ended March 31, 2008: Douglas Hamilton earned 11,765 deferred stock units; John Cook earned 9,559 deferred stock units; Stephen Seymour earned 9,559 deferred stock units; and T. Sean Harvey earned 7,353. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

We acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC in January 2004 to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona described as “Coyote Springs.” In January 2008, we issued a total of 106,674 stock options to Thornwell Rogers and MRPGEO, LLC pursuant to the agreement. These options were immediately exercisable, had a life of three years and an exercise price of $1.00. We issued these securities to Thornwell Rogers and MRPGEO, LLC, as accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2006.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

None.

Item 5.                Other Information

None

Item 6.                Exhibits

EXHIBIT NUMBER	DESCRIPTION

Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

3.3	Amendment to Amended Certificate of Incorporation(16)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities(1)

4.2	Amended and Restated Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated as of October 17, 2005(5)

4.3	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated April 17, 2006(5)

4.4	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 8, 2006(4)

4.5	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 15, 2006(5)

4.6	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading LLC, dated May 15, 2006(5)

4.7	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated May 31, 2006 representing 250,000 common stock purchase warrants(6)

4.8	Term Sheet and Agreement between Nedbank Limited and Nord Resources Corporation dated for reference April 13, 2007(16)

4.9	Special Warrant Indenture among Nord Resources Corporation, Blackmont Capital Inc. and Computershare Trust Company of Canada, as special warrant trustee, dated June 5, 2007(17)

4.10	Warrant Indenture between Nord Resources Corporation and Computershare Trust Company of Canada, as warrant agent, dated June 5, 2007(17)

4.11	Registration Rights Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(17)

4.12	Agent’s Option Certificate issued to Blackmont Capital Inc., dated June 5, 2007(17)

4.13	Agent’s Option Certificate issued to Salman Partners Inc., dated June 5, 2007(17)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Waiver Agreement between Nord Resources Corporation and Ronald A. Hirsch dated February 15, 2006(3)

10.3	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004(1)

10.4	Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated February 15, 2006(3)

10.5	Nord Resources Corporation Stock Option granted to Erland Anderson February 1, 2006(3)

10.6	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005(1)

10.7	Waiver Agreement between Nord Resources Corporation and John Perry dated February 15, 2006(3)

10.8	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004(1)

10.9	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004(1)

10.10

Second Amendment to the Terms of Agreement, Option to Purchase the “Coyote Springs” Property, Graham County, Arizona, between Nord Resources Corporation and Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC, dated January 27, 2006(3)

10.11	Option to Purchase the “Mimbres” Property from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to Nord Resources Corporation dated June 10, 2004(1)

10.12	Option Agreement between Shirley Bailey and Nord Resources Corporation dated July 19, 2004(1)

10.13	Debt Conversion between Nord Resources Corporation and Thornwell Rogers dated April 16, 2004(1)

10.14	Debt Conversion between Nord Resources Corporation and South Branch Resources LLC dated April 16, 2004(1)

10.15	Debt Conversion between Nord Resources Corporation and MRPGEO, LLC dated April 16, 2004(1)

10.16	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005(1)

10.17	Warrant Amendment Agreement between Nord Resource Corporation and Pierce Carson dated October 5, 2006(18)

10.18	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)(1)

10.19	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)(1)

10.20	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 24, 2004(1)

10.21	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(17)

10.22

Confidential Settlement and Release Agreement between Nord Resources Corporation (plaintiff/counter-defendant), and Titanium Resources Group, Ltd. and Edward Wayne Malouf (defendants/counter-plaintiffs) dated August 9, 2006(9)

10.23	Settlement Agreement between Nord Resources Corporation and Nicholas Tintor dated September 29, 2006(10)

10.24	Mutual General Release between Nord Resources Corporation and Nicholas Tintor dated September 29, 2006(10)

10.25

Third Amendment to the “Terms of Agreement, Option to Purchase the ‘Coyote Springs’ Property, Graham County, Arizona” among Nord Resources Corporation, Thornwell Rogers, South Branch Resources, LLC and MRGPEO, LLC dated October 17, 2006(11)

10.26

Second Amendment to the “Terms of Agreement, Option to Purchase the ‘Mimbres’ Property, Grant County, New Mexico” among Nord Resources Corporation, Thornwell Rogers, South Branch Resources, LLC and MRGPEO, LLC dated October 17, 2006(11)

10.27	Settlement Agreement dated October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(11)

10.28	Assignment Agreement dated October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(11)

10.29	Amended and Restated Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Ronald Hirsch dated October 18, 2006(11)

10.30	Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated October 18, 2006(11)

10.31	Amendment of Executive Employment Agreement between Nord Resources Corporation and John Perry dated October 18, 2006(11)

10.32

Indemnification Agreement dated October 18, 2006 by Stephen Seymour, in his personal capacity, and by Stephen Seymour, Kathie Stevens and Louise Seymour, as Trustees U/A dated 7/27/82 FBO Louise Seymour, in favor of Nord Resources Corporation(11)

10.33	Agreement and Plan of Merger dated October 23, 2006 by and among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(12)

10.34	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Ronald A. Hirsch(12)

10.35	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Stephen Seymour(12)

10.36	Deposit Escrow Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and American Stock Transfer & Trust Company(12)

10.37	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Ron A. Hirsch dated November 2, 2006(13)

10.38	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Erland A. Anderson dated November 2, 2006(13)

10.39	Letter Agreement respecting a performance bonus between Nord Resources Corporation and John T. Perry dated November 2, 2006(13)

10.40	Amended and Restated Assignment Agreement dated as of October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(14)

10.41	Seventh Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated November 2, 2006(14)

10.42	Settlement Agreement dated March 7, 2007 among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(15)

10.43	Eighth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 19, 2007(16)

10.44	Ninth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated as of April 30, 2007(16)

10.45	Agency Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(17)

10.46	Form of Subscription Agreement dated June 5, 2007 between Nord Resources Corporation and each purchaser of special warrants(17)

10.47	Credit Agreement dated as of June 28, 2007 between Nord Resources Corporation, Cochise Aggregates and Materials, Inc., Nedbank Limited and the Lenders from time to time party thereto(17)

10.48	Tenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated July 31, 2007(17)

10.49	Eleventh Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated October 31, 2007(19)

10.50

Long term cathode sales agreement effective February 1, 2008, with Red Kite Master Fund Limited (Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b-2.)(19)

10.51	Twelfth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 31, 2008(19)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Name of Subsidiary	Jurisdiction of Incorporation
Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(20)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(20)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(17)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(8)	Incorporated by reference from Amendment No. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 2, 2006.

(11)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 23, 2006.

(12)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 25, 2006.

(13)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 7, 2006.

(14)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(15)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(16)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(17)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(18)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on October 19, 2007.

(19)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(20)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ John T. Perry
John T. Perry
(Principal Executive Officer)
President, Chief Executive Officer,

Date:	May 14, 2008

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	May 14, 2008