Form 10-Q
period 2008-06-30
NORD RESOURCES CORP
filed 2008-08-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the
Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 68,083,635 shares of common stock as of June 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2008

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

It is the opinion of management that the interim condensed consolidated financial statements for the three and six months ended June 30, 2008 and June 30, 2007 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s December 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s December 31, 2007 annual consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

ASSETS
	June 30, 2008	December 31, 2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$545,832	$3,368,910
Restricted cash	3,000,000	-
Accounts receivable	484,891	144,012
Inventories	316,187	-
Prepaid expenses and other	92,626	68,012

Total Current Assets	4,439,536	3,580,934

Property and Equipment, at cost:
Property and equipment	4,765,629	4,161,993
Less accumulated depreciation and amortization	(1,562,813)	(1,460,611)
	3,202,816	2,701,382
Construction in progress	20,594,249	10,795,491
Net Property and Equipment	23,797,065	13,496,873

Other Assets:
Restricted cash and marketable securities	686,476	3,686,476
Debt issuance costs, net of accumulated amortization	997,135	1,117,021
Total Other Assets	1,683,611	4,803,497

Total Assets	$29,920,212	$21,881,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	June 30, 2008	December 31, 2007
	(Unaudited)
Current Liabilities:
Accounts payable	$1,884,011	$1,322,459
Accrued expenses	889,173	1,225,686
Current portion of accrued interest	48,243	-
Current maturities of long-term debt	1,600,000	312,500
Current maturities of derivative contracts	4,233,783	-
Current maturity of capital lease obligation	15,808	9,375

Total Current Liabilities	8,671,018	2,870,020

Long-Term Liabilities:
Capital lease obligation, less current maturity	53,240	-
Derivative contracts	14,800,975	9,183,428
Long-term debt (less current maturities)	10,400,000	4,687,500
Long-term accrued interest (less current portion)	313,581	-
Accrued reclamation costs	137,699	131,141
Other	58,976	61,863

Total Long-Term Liabilities	25,764,471	14,063,932

Total Liabilities	34,435,489	16,933,952

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock: $.01 par value, 100,000,000 shares authorized,
68,083,635 and 66,659,224 shares issued and outstanding as of
June 30, 2008 and December 31, 2007, respectively	680,836	666,592
Additional paid-in capital	109,378,518	108,439,030
Accumulated deficit	(95,539,873)	(94,974,842)
Accumulated other comprehensive loss	(19,034,758)	(9,183,428)

Total Stockholders’ Equity (Deficit)	(4,515,277)	4,947,352

Total Liabilities and Stockholders’ Equity (Deficit)	$29,920,212	$21,881,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues	$4,655,546	$-

Expenses:
Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	3,001,285	-
General and administrative expenses	2,032,545	2,430,614
Depreciation, depletion and amortization	147,865	41,673

Loss from operations	(526,149)	(2,472,287)

Other income (expense):
Interest expense	(271,578)	(477,985)
Miscellaneous income	232,696	1,434,285

Total other income (expense)	(38,882)	956,300

Loss before income taxes	(565,031)	(1,515,987)

Provision for income taxes	-	-

Net loss	$(565,031)	$(1,515,987)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	66,871,932	34,323,544

Net loss per share of common stock	$(0.01)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues	$3,115,392	$-

Expenses:
Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	2,031,514	-
General and administrative expenses	799,290	1,472,713
Depreciation, depletion and amortization	94,009	20,836

Income (loss) from operations	190,579	(1,493,549)

Other income (expense):
Interest expense	(196,992)	(226,804)
Miscellaneous income	115,929	259,849

Total other income (expense)	(81,063)	33,045

Income (loss) before income taxes	109,516	(1,460,504)
Provision for income taxes	-	-

Net income (loss)	$109,516	$(1,460,504)

Net loss per basic and diluted share of common stock:

Weighted average number of basic common shares outstanding	67,081,882	34,434,630
Basic earnings (loss) per share of common stock	$0.00	$(0.04)

Weighted average number of diluted common shares outstanding	69,985,450	34,434,630
Diluted earnings (loss) per share of common stock	$0.00	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

					Accumulated	Total
			Additional		Other Com-	Stockholders’
			Paid-in	Accumulated	prehensive	Equity
	Common Stock		Capital	Deficit	Loss	(Deficit)
	Shares	Amount

Balance at December 31, 2007	66,659,224	$666,592	$108,439,030	$(94,974,842)	$(9,183,428)	$4,947,352
Comprehensive loss:
Net loss	-	-	-	(565,031)	-	(565,031)
Cash flow hedge, net	-	-	-	-	(9,851,330)	(9,851,330)
Comprehensive loss	-	-	-	-	-	(10,416,361)

Stock options issued for
Coyote Springs	-	-	51,040	-	-	51,040
Compensation expense from
issuance of stock options	-	-	300,555	-	-	300,555
Modification of warrants	-	-	125,137	-	-	125,137
Compensation expense from
issuance of deferred stock
units	-	-	65,000	-	-	65,000
Common stock issued for
deferred stock units	44,411	444	(444)	-	-	-
Exercise of warrants	1,380,000	13,800	398,200	-	-	412,000

Balance at June 30, 2008	68,083,635	$680,836	$109,378,518	$(95,539,873)	$(19,034,758)	$(4,515,277)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(565,031)	$(1,515,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	147,865	41,673
Accretion expense on accrued reclamation costs	6,558	9,106
Amortization of debt issuance costs	119,886	100,000
Accretion of discount on debt	-	85,846
Issuance of stock options for services rendered	300,555	372,594
Issuance of stock and deferred stock units for services rendered	65,000	141,680
Accretion of warrant modification	125,137	-
Changes in assets and liabilities:
Accounts receivable	(340,879)	(18,542)
Inventory	(314,244)	-
Other assets	(24,614)	(13,916)
Accounts payable	357,603	(448,882)
Accrued expenses	(339,448)	(2,528,004)

Net Cash Used In Operating Activities	(461,612)	(3,774,432)

Cash Flows From Investing Activities:
Capital expenditures	(520,891)	(19,839)
Construction in progress	(9,232,937)	-

Net Cash Provided (Used) By Investing Activities	(9,753,828)	(19,839)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	7,000,000	25,000
Debt issuance costs	-	(50,109)
Principal payments on capital leases	(19,368)	(9,375)
Principle payments on notes payable	-	(5,668,313)
Proceeds from issuance of special warrants	-	23,000,025
Offering costs paid in connection with special warrant financing	-	(1,718,349)
Proceeds from exercise of warrants	412,000	52,500

Net Cash Provided By Financing Activities	7,392,362	15,631,379

Net Increase in Cash and Cash Equivalents	(2,823,078)	11,837,108

Cash and Cash Equivalents at Beginning of Period	3,368,910	1,007,835

Cash and Cash Equivalents at End of Period	$545,832	$12,844,943

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$20,420	$287,149
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$51,040	$36,665
Stock options issued in connection with special warrant financing	-	513,436
Warrants issued in connection with debt facilities	-	85,846
Common stock issued for settlement of accounts payable	-	163,000
Debt issuance costs paid through a note payable	-	75,000
Common stock issued in exchange for deferred stock units	444	901
Mark to market of cash flow hedges	(9,851,330)	-
Capitalized interest	361,872	-
Debt issuance costs in accrued expense	-	450,000
Common stock issued upon conversion of related party convertible notes	-	132,680
Construction in progress financed by accounts payable	1,146,721	-
Acquisition of equipment under lease	79,310	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. General and administrative expenses in the amount of $172,455 recorded in the three month period ending March 31, 2008 have been reclassified on the condensed consolidated statement of operations for the six months ended June 30, 2008 to cost applicable to sales in order to conform to the current period’s presentation. In addition, in the three month period ending June 30, 2008, the Company wrote-off unsubstantiated accounts payable in the amounts of $93,101 and $90,196 to cost applicable to sales and general and administrative expenses, respectively. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2008. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 previously filed with the Securities and Exchange Commission (the “SEC”).

2.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company’s continuation as a going concern is dependent upon its ability to reactivate the Johnson Camp Mine in a timely and cost effective manner, to meet its obligations under its Credit Agreement with Nedbank which will allow continued utilization of its credit facility, and to produce copper to sell at a level where the Company becomes profitable. The Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

3.             PRE COMMERCIAL PRODUCTION COSTS

The Company commenced copper cathode production from leaching existing old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Commercial production from existing heaps is defined by the Company as either operating at a minimum of 75% of designed capacity or generating positive cash flows from operations for a period of seven days. Commercial production from residual leaching was achieved effective February 1, 2008. Operating costs incurred prior to achieving commercial production, net of the realized value of copper produced during the period, are capitalized as mine development. These costs of $572,765 are being amortized on a straight-line basis over the expected life of production of existing ore on old dumps which is estimated to be 5 years.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.             STOCK-BASED COMPENSATION

Stock Options

Beginning January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application method. The Company has granted incentive and non-qualified stock options to its directors and employees under terms of its 2006 Stock Incentive Plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors. Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant.

There are 6,671,675 stock options outstanding at June 30, 2008, of which 3,771,675 are non-qualified non-plan stock options and 2,900,000 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2008 to 2017.

The Company did not grant any stock options to employees and directors during the three months ended June 30, 2008. The Company granted 106,674 stock options during the six months ended June 30, 2008, to persons other than employees and directors. The Company recognized $122,233 and $300,555 in compensation expense related to employee and director stock options for the three and six month periods ended June 30, 2008, respectively. During the three months ended June 30, 2007, the Company granted 1,650,000 stock options to employees and directors and recognized $334,854 in compensation expense. During the six months ended June 30, 2007 the Company granted 1,650,000 stock options to employees and directors and recognized $372,594 compensation expense.

As summarized in the following tables, no stock options were exercised during the six months ended June 30, 2008, 106,674 were granted and a total of 50,000 stock options either expired or were cancelled in accordance with their respective terms:

Weighted
	Number of	Average
	Shares	Exercise Price
Three Months Ended June 30,2008
Options outstanding at March 31, 2008	6,671,675	$.70
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-

Options outstanding at June 30, 2008	6,671,675	$.70

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted
	Number of	Average
	Shares	Exercise Price
Six Months Ended June 30,2008
Options outstanding at December 31, 2007	6,615,001	$.71
Granted	106,674	1.00
Exercised	-	-
Cancelled/Expired	(50,000)	2.00

Options outstanding at June 30, 2008	6,671,675	$.70

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of June 30, 2008:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	6,671,675	4.4	$.70	$505,981
Exercisable stock
options	5,688,342	3.7	.69	514,648

The market price of the Company’s common stock on the OTC Bulletin Board on June 30, 2008 was $.78 per share. Accordingly, the intrinsic value of total stock options and exercisable stock options as of June 30, 2008 was $505,981 and $514,648, respectively.

The following table summarizes the unvested stock options outstanding as of June 30, 2008:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three Months Ended June 30,2008
Non-vested options outstanding at March 31, 2008	1,533,333	$.54
Granted	-	-
Vested	(550,000)	.51
Cancelled/Forfeited	-	-

Non-vested Options outstanding at June 30, 2008	983,333	$.56

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Six Months Ended June 30,2008
Non-vested options outstanding at December 31, 2007	1,800,000	$.57
Granted	106,674.48
Vested	(923,341)	.57
Cancelled/Forfeited	-

Non-vested Options outstanding at June 30, 2008	983,333	$.56

The total grant date fair value of options vested during the three months and six months ended June 30, 2008 was $280,665 and $529,160, respectively. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of June 30, 2008, 983,333 stock options remain unvested, resulting in $204,443 in compensation expense to be recognized over the following six quarters.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, there were no options granted during the three month period ended June 30, 2008 and 106,674 were granted during the six months ended June 30, 2008, however, none of which were issued to employees or directors. These options vested immediately; therefore, there is no expected forfeiture. Furthermore, the expected term of these options is equivalent to the contractual term thereof, 3 years. The expected forfeiture rate of 8% in 2007 was based on historical employee turnover rates and included actual forfeitures of stock options due to the resignation of one of the company’s officers. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and, in connection with the adoption of SFAS 123(R), “Share-Based Payment,” the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The Company did not grant any options for the three month period ending June 30, 2008 and granted 106,674 stock options during the six month period ended June 30, 2008. The Company granted 3,490,002 stock option grants during the six month period ended June 30, 2007. The fair values for the stock options granted during the six month periods ended June 30, 2008 and 2007 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Risk-free interest rate	2.3%	4.9% to 5.0%
Expected life	3.0 years	2.0 to 5.5 years
Expected volatility	78%	78% to 91%
Expected dividend yield	0%	0%

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Stock Units

During the three and six months ended June 30, 2008 and 2007, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to them for the three and six months ended June 30, 2008 and 2007. Accordingly, during the three and six months ended June 30, 2008, the Company credited a total of 42,484 and 80,719 DSUs, respectively, to its non-executive directors, and recognized expenses of $32,500 and $65,000, respectively, related to the issuance of these DSUs. During the three and six months ended June 30, 2007, the Company credited a total of 36,706 and 87,750 DSUs, respectively, to its non-executive directors, and recognized expenses of $25,694 and $61,680, respectively, related to the issuance of these DSUs. During the three months ended June 30, 2008, 44,411 DSUs were converted into shares of the Company’s common stock. The DSUs were granted under the 2006 Stock Incentive Plan. As of June 30, 2008, there were 236,149 DSUs outstanding.

Common Stock

During the three and six months ended June 30, 2008, the Company did not issue any shares of common stock to employees of the Company. During the three and six months ended June 30, 2007, the Company issued 40,000 and 100,000 shares of fully paid and non-assessable common stock to employees of the Company with a weighted average grant date fair value of $0.75 and $0.80 per share, respectively. Stock-based compensation related to these awards of $30,000 and $80,000 is included in operating expenses for the three and six months ended June 30, 2007, respectively.

5.             INVENTORY

Inventory is as follows:

As of
June 30, 2008
Material & supplies	$19,516
Copper in process	186,611
Finished goods	110,060
Total inventory	$316,187

6.             ACCRETION OF WARRANT MODIFICATION

On May 8, 2008, the Company extended the exercise period on 743,590 and 75,000 common stock purchase warrants held by Nedbank Limited by six months, to November 8, 2008 and November 15, 2008, respectively. The other terms and conditions of the warrants, including their respective exercise prices, remain unchanged. The change in fair value, which was charged to interest expense, resulting from this modification in the warrant expiry date was $125,137 and was calculated using the Black-Scholes option pricing model with the following assumptions:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Risk-free interest rate	1.4%
Expected life	.5 years
Expected volatility	74% to 75%
Expected dividend yield	0%

7.             LONG-TERM DEBT

The Company entered into a Credit Agreement dated June 28, 2007 (and amended as of June 30, 2008) with Nedbank as administrative agent and lead arranger. The Amended Credit Agreement provides for a $25 million secured term loan credit facility that is being used by the Company to assist in financing the construction, start-up and operation of the Johnson Camp Mine. The Amended Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by the Company, with the aggregate amount of all term loans being $25 million. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) December 31, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offering Rate for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). The annual interest rate on these loans at June 30, 2008 was 6.20% . The loans will be repaid beginning March 31, 2009 in 15 equal quarterly installments, subject to certain prepayment obligations set forth in the Amended Credit Agreement. As of June 30, 2008, $12,000,000 had been drawn down on the loan.

8.             BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 25,363,830 and 57,485,445 shares of common stock for six months ended June 30, 2008 and 2007, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. Outstanding options, warrants and other dilutive securities to purchase 17,983,614 and 57,485,445 shares of common stock for three months ended June 30, 2008 and 2007, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,
	2008	2007
Net income (loss) available for common stock holders	$109,516	$(1,460,504)

Weighted average outstanding shares of common stock	67,081,882	34,434,630
Dilutive effect of warrants and stock options	2,903,568	-
Common stock and common stock equivalents	69,985,450	34,434,630
Earnings (loss) per share:
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.             CONCENTRATION

On February 1, 2008, the Company entered into a cathode sales agreement with Red Kite Master Fund Limited (“Red Kite”) to sell 100% of its copper cathode production. Pursuant to this agreement, Red Kite will accept delivery of the cathode at the Johnson Camp Mine at pricing based on the COMEX price for high-grade copper. The contract is effective through December 31, 2012 and may not be terminated by either party unless certain conditions are met. Red Kite is a large, well capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

10.           COPPER PRICE PROTECTION PROGRAM

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

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts were designated as cash flow hedges, changes to the fair value of these contracts are reflected in “Accumulated Other Comprehensive Loss”. As of June 30, 2008, the carrying value of the derivative liability was approximately $19,034,758 and the reduction in fair value was recorded as other comprehensive loss in the consolidated balance sheet.

11.           INCOME TAXES

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2007 and prior years as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance in prior years to offset the entire deferred tax asset arising from the tax loss carry forward and other temporary differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The Company did not record a tax expense for the three and six month periods ending June 30, 2008 as in addition to the tax loss-carryforward the Company has not generated a taxable income on a year to date basis. The Company will continue to review this valuation allowance and the recognition of tax expense and make adjustments as appropriate.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement 157”, was issued. FSP 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Accordingly, this FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. The Company plans to adopt this standard beginning January 2009, and the Company does not anticipate it will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other that the parent be clearly identified labeled and presented in the consolidated statement of financial position within equity, but separate from the parent equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and that disclosures be expanded in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company plans to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This objective of this statement is to enhance the understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company plans to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are present in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company plans to adopt this standard when it become effective, however, the Company does not believe it will have a material impact on the Company’s consolidated financial statements.

Item 2.           Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and six months ended June 30, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we have entered into a credit agreement dated as of June 28, 2007 (amended as of June 30, 2008) with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility. All or a portion of the funds available under such facility will be used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. As of June 30, 2008, we had drawn down $12 million of the credit facility and had $13 million remaining available.

Based upon our Company’s current forecast for the reactivation of the Johnson Camp Mine, we continue to believe that we have sufficient funds to meet our capital requirements to reactivate the Johnson Camp Mine.

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

Our mine operating plan calls for residual leaching of the existing old dumps and an active leach program of newly mined ore. Initial copper production from residual leaching operations commenced in January 2008. Earlier this year, we received guidance from the Arizona Department of Environmental Quality (the “ADEQ”) in connection with our application for an air quality permit which caused us to revise our original plan to fast-track the assembly and installation of our planned crushing and conveying systems at the Johnson Camp Mine while the permit application is being processed. On further examination of the permitting process and based in part on the guidance we have received from the ADEQ, we determined that we should not proceed with certain activities at the site including, among other actions, the assembly and installation of the crushing and conveying systems, until we have received the air quality permit. Although this has not affected copper cathode production from our existing residual leaching operations, copper production from newly-mined ore will be delayed, with the result that we do not expect to reach our full estimated production rate at the Johnson Camp Mine until early spring 2009.

The ADEQ’s public comment period in connection with our air quality permit application has ended, and the ADEQ’s public hearing on the matter was held on August 12, 2008. We have been advised by the ADEQ that it has received no public comments on our application. Accordingly, we believe that the ADEQ will likely finalize its preliminary decision and issue our air quality permit on a timely basis, and thereby allow us to meet our target to reach our full estimated production rate in early spring 2009.

Our business, and our ability to realize our business objectives and implement our operating plan, are subject to a number of additional risks and uncertainties, including those discussed under the heading “Risk Factors”.

Estimated Capital Costs

We now expect that the initial capital costs will total approximately $34 million (formerly estimated at $29 million), inclusive of approximately $21.4 million in capital costs incurred by us through June 30, 2008, after our board of directors authorized our Company to proceed with the reactivation of the Johnson Camp Mine in late June 2007. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of our primary stage crusher, and the purchase and installation of two secondary stage crushers and conveying equipment; and (d) other project-related items.

We estimate we will incur a further $3 million in capital costs in the two years following the commencement of mining primarily associated with expanding one or more of our existing leach pads. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Results of Operations – Three and Six Months Ended June 30, 2008 and 2007

The following table sets forth our operating results for the three and six months ended June 30, 2008, as compared with our operating results for the three and six months ended June 30, 2007.

	Three Months Ended			Six Months Ended
			Change			Change
	June 30,	June 30,	(Increase/	June 30,	June 30,	(Increase/
	2008	2007	Decrease)	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$3,115,392	$-	$3,115,392	$4,655,546	$-	$4,655,546

Cost applicable to sales
(exclusive of depreciation,
depletion and amortization
shown separately below)	2,031,514	-	2,031,514	3,001,285	-	3,001,285
General and administrative
expenses	799,290	1,472,713	(673,423)	2,032,545	2,430,614	(398,069)
Depreciation, depletion and
amortization	94,009	20,836	73,173	147,865	41,673	106,192

Gain (loss) from
operations	190,579	(1,493,549)	1,684,128	(526,149)	(2,472,287)	1,946,138

Other income (expense):
Interest expense	(196,992)	(226,804)	29,812	(271,578)	(477,985)	206,407
Miscellaneous income
(expense)	115,929	259,849	(143,920)	232,696	1,434,285	(1,201,589)

Total other income
(expense)	(81,063)	33,045	(114,108)	(38,882)	956,300	(995,182)

Income (loss) before income
taxes	109,516	(1,460,504)	1,570,020	(565,031)	(1,515,987)	950,956

Provision for income taxes	-	-	-	-	-	-

	Three Months Ended			Six Months Ended
			Change			Change
	June 30,	June 30,	(Increase/	June 30,	June 30,	(Increase/
	2008	2007	Decrease)	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Income (loss)	$109,516	$(1,460,504)	$1,570,020	$(565,031)	$(1,515,987)	$950,956

Basic earnings (loss) per
shares of common Stock:

Weighted average number
of common shares
outstanding	67,081,882	34,434,630		66,871,932	34,323,544
Basic earnings (loss) per
share of common stock	$0.00	$(0.04)		$(0.01)	$(0.04)

Diluted earnings (loss) per
shares of common Stock:

Weighted average number
of common shares
outstanding	69,985,450	34,434,630		66,871,932	34,323,544

Diluted earnings (loss) per
share of common stock	$0.00	$(0.04)		$(0.01)	$(0.04)

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

We recorded revenues of $3,115,392 from the sale of 836,198 pounds of copper cathode for the three months ended June 30, 2008 and revenues of $4,655,546 from the sale of 1,258,103 pounds of copper from February 1, 2008 through June 30, 2008. Revenues earned from the sale of 58,723 pounds of copper cathode produced prior to the commencement of commercial production in the amount of $209,907 were credited to development costs. We did not have any revenue during the three and six month periods ending June 30, 2007 due to the fact that the Johnson Camp Mine was on a care and maintenance program during that period.

Cost of Sales

Cost of sales represents the costs incurred in converting the ore present in existing leach pads into salable copper cathodes. The conversion process includes leaching of stockpiles, solvent extraction and electrowinning and results in the production of copper cathode. The costs include labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore. However, the costs exclude depreciation, depletion and amortization.

We incurred $2,031,514 of costs applicable to sales for the three month period ending June 30, 2008.

We incurred $3,001,285 of costs applicable to sales from the commencement of commercial production (February 1, 2008) through June 30, 2008. Operating costs incurred from December 1, 2007 through January 31, 2008 in the amount of $572,118 (net of pre commercial revenue) were capitalized and will be amortized over the expected life of production of copper cathodes from existing heaps.

General and Administrative

Our general and administrative expenses decreased to $799,290 for the three months ended June 30, 2008, compared to $1,472,713 for the three months ended June 30, 2007. This decrease was due primarily to $486,031 in outside services related to drilling expenditures incurred at Coyote Springs during the second quarter 2007 and a decrease in labor costs of $193,851 resulting primarily from bonuses earned as a result of the completion of the financings in June 2007

Our general and administrative expenses decreased to $2,032,545 for the six months ended June 30, 2008, compared to $2,430,614 for the six months ended June 30, 2007. This decrease was due primarily to $626,169 in outside services related to drilling expenditures incurred at Coyote Springs during the first half of 2007. This decrease was partially offset by a $194,326 increase related to the registration and listing of our common stock on the Toronto Stock Exchange in January 2008.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization expense increased by $73,173 for the three months ended June 30, 2008 and by $106,192 for the six months ended June 30, 2008, as compared to the comparable three and six month periods of the prior year. The increase was primarily due to the increase in depreciation expense related to the commencement of copper production of $44,612 and $58,586 for the three month and six month periods ending June 30, 2008, respectively and the amortization of development costs of $28,563 and $47,605 for the three month and six month periods ending June 30, 2008, respectively.

Interest Expense

Interest expense is attributable to interest, amortization of debt issuance cost and accretion of warrants issued in conjunction with the loans that we have obtained to fund our operating expenses and capital investments. Interest expense associated with the Nedbank credit facility has be capitalized and is included in construction in progress.

Interest expense decreased by $29,812 and $206,407 for the three and six month periods ended June 30, 2008 , respectively, compared to the three month and six month periods ended June 30, 2007. We incurred higher interest expense during the three and six month periods ended June 30, 2007, as compared to the three and six month periods ended June, 2008, due primarily to interest and the amortization of debt issuance costs related to our $5,000,000 secured bridge loan from Nedbank and an outstanding $600,000 revolving line of credit from related parties, respectively, which were repaid on June 7, 2007 from the proceeds of the special warrant financing. This decrease was offset in part by a non-cash interest expense of $125,137 resulting from the Company electing to extend the exercise period on 818,590 warrants held by Nedbank by six months.

Miscellaneous Income

Miscellaneous income decreased by $143,920 for the three months ended June 30, 2008 as compared to the three months ended June, 2007. This decrease was due primarily to $150,000 we received in 2007 from Platinum Diversified Mining pursuant to a settlement agreement dated March 7, 2007.

Miscellaneous income decreased by $1,201,589 for the six months ended June 30, 2008 as compared to the six months ended June, 2007. This decrease was due primarily to $1,250,000 we received in 2007 from Platinum Diversified Mining pursuant to a settlement agreement dated March 7, 2007.

Net Loss

We experienced a net loss of $565,031 for the six months ended June 30, 2008 as compared to a net loss of $1,515,987 for the six months ended June 30, 2007. The decrease in net loss between these periods is primarily related to:

  Gross margins earned from the sale of copper cathode from residual leaching operations which began on February, 1, 2008; and

  A decrease in general and administrative costs, as discussed above.

The decrease in net loss was partially offset by a decrease in miscellaneous income associated with our settlement agreement with Platinum Diversified Mining dated March 7, 2007, as discussed above.

Liquidity and Financial Resources

Our Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to complete the reactivation of the Johnson Camp Mine, to produce copper at a level where we can become profitable, to pay off existing debt and provide sufficient funds for general corporate purposes, all of which is uncertain. Our condensed consolidated financial statements contain additional note disclosures to this effect, and the condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Working Capital

The following table sets forth our cash and working capital as of June 30, 2008 and 2007:

	As of		As of
	June 30, 2008		June 30, 2007
Cash reserves	$3,545,832	(1)(2)	$12,844,943
Working capital surplus
(deficiency)	$(4,231,482	)(3)	$11,345,693	(4)

(1)	Includes $3,000,000 in restricted cash being held in a Debt Service Reserve Account in conjunction with our $25,000,000 secured term loan credit facility with Nedbank Limited

(2)	Excludes $686,476 in restricted marketable securities being held in conjunction with two letters of credit.

(3)	Includes $1,664,051 in current portion of long-term debt, capital lease obligations and accrued interest and $4,233,784 in current portion of derivative contracts.

(4)	Includes $64,551 in current portion of long-term debt.

Cash Flows from Operating Activities

Our cash flows from operating activities during the six months ended June 30, 2008 and 2007 were ($461,612) and ($3,774,432), respectively. We commenced copper cathode production from leaching existing old dumps in January 2008 and completed the first copper cathode sale from these operations in

February 2008. Commercial production from existing heaps is defined by our Company as either operating at a minimum of 75% of the designed capacity of our processing facilities at the Johnson Camp Mine, or generating positive cash flows from mine operations for a period of seven days. Commercial production from residual leaching was achieved effective February 1, 2008. Operating costs incurred prior to achieving commercial production, net of related revenues, are capitalized as mine development. Our Company generated $1,654,261 in gross margin excluding depreciation, depletion and amortization during the six months ended June 30, 2008.

We had no revenues or gross margin during the six months ended June 30, 2007, as the Johnson Camp Mine was on a care and maintenance program during that period. Cash flows from operating activities for the six months ended June 30, 2007 included a decrease in accounts payable and accrued liabilities of $2,976,886 primarily for the payment of obligations that became due upon the completion of our special warrant financing and $1,250,000 in net proceeds from our settlement with Platinum Diversified Mining.

The change in working capital between December 31, 2007 and June 30, 2008 was ($3,520,568) and the change in working capital between December 31, 2006 and June 30, 2007 was ($3,009,344). The decrease in working capital during the six month period ended June, 2008 was due primarily to the inclusion of $4,233,783 in current maturities of the derivative contracts and financing of the inventory and accounts receivable related to commencement of copper production and copper cathode sales. The decrease in working capital during the six month period ended June 30, 2007 was due primarily to the payment of obligations that became due upon the completion of our special warrant financing

Cash Flows from Investing Activities

Our cash flows from investing activities during the six months ended June 30, 2008 were ($9,753,828), which primarily reflects capital expenditures of $9,181,063 (net of construction in progress financed by accounts payable in the amount of $1,146,721 and capitalized interest of $361,872) related to the reactivation of Johnson Camp during this time period, and $572,765 (net of $209,907 of copper produced during the period) in pre-commercial production costs incurred prior to the commencement of commercial production on February 1, 2008.

Our cash flows from investing activities during the six months ended June 30, 2007 were ($19,839) due to capital expenditures during the period.

Cash Flows from Financing Activities

Our cash flows from financing activities during the six months ended June, 2008 was $7,392,362 compared to $15,631,379 for the same period in 2007.

During the six months ended June 30, 2008, we drew down $7,000,000 from the $25,000,000 secured term loan credit facility we received from Nedbank in June of 2008. Proceeds from the loan were used to purchase supplies and equipment associated with the reactivation of the Johnson Camp Mine. As of June 30, 2008, our Company had $13,000,000 remaining undrawn under the facility. Interest on the term loan credit facility in the amount of $361,872 is being accrued and will be added to the principle balance of the credit facility when the Company begins to make payments in March, 2009. In addition, during the first half of 2008, we entered into a lease agreement for the purchase of equipment valued at $79,310, which has been accounted for as a non-cash transaction for purposes of the Condensed Consolidated Statement of Cash Flows, and made principal payments this and other capitalized lease of $19,368.

Between April and June, 2008, warrant holders exercised 1,380,000 warrants with exercise prices ranging between $.25 and $.50 into 1,380,000 shares of the Company’s common stock resulting in proceeds to the Company of $412,000.

In February 2007, we received a $100,000 loan from Auramet which was added to the then-outstanding principal under our $5,000,000 secured bridge loan facility with Nedbank, and we incurred $75,000 in debt issuance costs associated with the extensions of the Nedbank bridge loan, resulting in $25,000 in proceeds to our Company.

In June 2007, we completed the special warrant offering for gross proceeds of $23,000,025 of which $1,665,657 was used to pay the direct offering expenses incurred as a result of the special warrant financing. We then used $5,714,114 of those proceeds to repay our debt which consisted of the Nedbank bridge loan, the revolving credit facility, the convertible notes and an equipment loan. In December 2007, the special warrants were converted for no additional consideration into the underlying shares of common stock and warrants. A total of 15,333,350 warrants were issued upon conversion of the special warrants. Each warrant entitles the holder to purchase one share of common stock until June 5, 2012 at a price of $1.10 per share. The warrants are governed by the terms of a warrant indenture between our company and Computershare Trust Company of Canada, as the warrant agent.

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

Marketable Securities

Marketable securities at June 30, 2008, consisted of certificates of deposits which are considered held-to-maturity securities and are stated at amortized cost on the consolidated balance sheet.

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

No impairment losses were recorded during the year ended December 31, 2007 and the three and six month periods ended June 30, 2008.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our Company’s estimated credit-adjusted, risk free interest rate of 10%. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2018 – 2019. Our Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity when it resumes in early spring 2009. At June 30, 2008 the recorded value of accrued reclamation costs was $137,699.

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

Recently Issued Accounting Guidance

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement 157” was issued. FSP 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Accordingly, this FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We plan to adopt this standard beginning January 2009, and we do not anticipate it will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other that the parent be clearly identified labeled and presented in the consolidated statement of financial position within equity, but separate from the parent equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and that disclosures be expanded in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We plan to adopt this standard beginning January 2009; at this time, it is uncertain if doing so will have a material impact on our Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are present in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company plans to adopt this standard when it become effective, however, the Company does not believe it will have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.           Controls and Procedures

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of June 30, 2008.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We have a history of losses, and expect to incur losses in the future until we have reached full mining operations at the Johnson Camp Mine.

We have a history of losses and expect to incur losses in the future. We had no revenues and net losses of $2,512,181 for the year ended December 31, 2007, and additional net losses of $565,031 during the six months ended June 30, 2008. As of June 30, 2008, we had a working capital deficiency of $4,231,482 (including $1,664,051 representing the current portions of our long-term debt and capitalized leases and $4,233,783 representing the current portion of the derivative cash flow hedge contracts).

We have recently commenced work on reactivating the Johnson Camp Mine, and we are dependent upon the success of the Johnson Camp Mine as a source of future revenue and profits, if any. While we have commenced the production of copper from residual leaching, we cannot provide any assurance that we will successfully commence mining operations on the Johnson Camp property.

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

The reactivation of the Johnson Camp Mine and the development of new mining operations on the Johnson Camp property require the commitment of substantial resources for operating expenses and capital expenditures. We expect to incur approximately $34,000,000 (formerly estimated at $29,000,000) in initial capital costs within the first two years of start up of the mine, and an additional $3,000,000 in capital costs in two years following the commencement of mining. Our estimated expenses may increase in subsequent years as consultants, personnel and equipment associated with advancing exploration, development and commercial production are added. The amounts and timing of expenditures will depend in part on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements or similar arrangements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control.

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

Our operations are affected by the cost of commodities and goods such as electrical power, sulfuric acid, fuel and supplies. Management prepares its cost and production guidance and other forecasts based on its review of current and estimated future costs. A major increase in any of these costs may have an adverse impact on our financial condition. For example, during the past several months, SX-EW projects in the southwestern United States have experienced significant price increases for sulfuric acid. According to published industry information the price of sulfuric acid, South US spot price, increased from $120 per ton to $310 per ton between December 2007 and June 2008. At our planned full production rate of cathode of 25,000,000 pounds of copper per year, each $50 per ton increase in sulfuric acid prices is anticipated to result in an increase in the projected cost of cathode at Johnson Camp of approximately $0.07 per pound over the production cost estimates contained in the technical report prepared by Bikerman Engineering & Technology Associates, Inc.

Similarly, we expect that energy, including electricity and diesel fuel, will represent significant portion of production costs at our operations. Because energy is a significant portion of our production costs, we could be negatively affected by future increases in energy costs.

Shortages of sulfuric acid, electricity and fuel, may have an adverse effect on our financial condition.

Sulfuric acid supply for SX-EW projects in the southwestern U.S. is produced primarily as a smelter byproduct at smelters in the southwest U.S. and in Mexico. During the past several months, SX-EW projects in the southwestern United States have experienced significant shortages of sulfuric acid. We have an agreement in place for a broker of acid to supply us with sulfuric acid through the end of 2009. Therefore, we do not anticipate any sulfuric acid supply interruptions in the near future, although we continue to remain subject to market fluctuations in the price and supply of sulfuric acid.

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

We have entered into a Credit Agreement dated as of June 28, 2007 (and amended as of June 30, 2008) with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25,000,000 secured term loan credit facility that will be used by our Company to assist in financing the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our Company, with the aggregate amount of all term loans being $25,000,000. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) December 31, 2008, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate (LIBOR) for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). If we were to default under the Credit Agreement, an additional 3.0% interest would be payable in addition to such annual rate and all interest would be payable on demand. As of June 30, 2008, we had $13,000,000 available under this credit facility.

The Credit Agreement must be repaid in 15 equal quarterly installments beginning March 31, 2009 subject to certain prepayment provisions set forth in the Credit Agreement. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including all patented mining claims, fee lands and unpatented mining claims in which we have an interest. The lenders would be entitled to realize upon their security interests and seize our assets if we were to be unable to repay or refinance the loans as they become due. In addition, pursuant to the terms of the Credit Agreement, we are required to meet specified financial tests any time that any loan proceeds remain outstanding under the Credit Agreement. We are also restricted from incurring exploration expenses on the Coyote Springs property in excess of $1,500,000, during the period that the term loans are available.

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

We expect that the initial capital costs within the first two years of start-up of the Johnson Camp Mine will be approximately $34,000,000 (formerly estimated at $29,000,000). Our estimated capital costs, and our estimated operating expenses, may change with our actual experience as our mine plan is implemented. If the change is substantial, we may still require additional financing to carry out our mine plan. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

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

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to express an opinion on the effectiveness of our internal controls beginning with the year ending December 31, 2009), this could discourage certain customers or suppliers from doing business with us, cause downgrades in our debt ratings leading to higher borrowing costs and affect how our stock trades. This could in turn negatively affect our ability to access public debt or equity markets for capital. Further, such an occurrence could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or to incur substantially higher costs to obtain the same or similar coverage. It could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, on committees of our board of directors, or as executive officers.

Our officers and directors, and three shareholders holding 10% or more of our common stock, hold a significant amount of our issued and outstanding stock which may limit non-affiliated stockholders to influence corporate matters.

Our officers and directors as a group beneficially own approximately 23.8% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock). In addition, we have three shareholder who, according to reports filed by it under the Securities Exchange Act of 1934, as amended, beneficially own 15.6%, 12.5% and 10.2%, respectively, of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock held by persons other than the relevant officer, director or 10% shareholder). This may limit the ability of our non-affiliated stockholders to influence corporate matters.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Our non-executive directors earned the following additional deferred stock units during the three months ended June 30, 2008: Douglas Hamilton earned 13,072 deferred stock units; John Cook earned 10,621 deferred stock units; Stephen Seymour earned 10,621 deferred stock units; and T. Sean Harvey earned 8,170. Our non-executive directors earned the following additional deferred stock units during the six months ended June 30, 2008: Douglas Hamilton earned 24,837 deferred stock units; John Cook earned 20,180 deferred stock units; Stephen Seymour earned 20,180 deferred stock units; and T. Sean Harvey earned 15,523. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

During the second quarter of 2008, we issued a total of 30,000 shares of common stock upon exercise of certain outstanding common stock purchase warrants at an aggregate exercise price of $12,000. We issued these securities to accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

10.51	Twelfth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 31, 2008(19)

10.52	Thirteenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated April 30, 2008(21)

10.53

Amended and Restated Credit Agreement dated as of June 30, 2008 among Nord Resources Corporation, Cochise Aggregates and Materials, Inc., Nedbank Limited and the Lenders from time to time party thereto(20)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Name of Subsidiary	Jurisdiction of Incorporation
Cochise Aggregates and Materials, Inc.	Nevada

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(21)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(21)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(21)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(17)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Note 7 is purposely omitted.

(8)	Incorporated by reference from Amendment No. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 2, 2006.

(11)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 23, 2006.

(12)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 25, 2006.

(13)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 7, 2006.

(14)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(15)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(16)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(17)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(18)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on October 19, 2007.

(19)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(20)	Incorporated by reference from our current report on Form 8-K dated June 30, 2008 and filed with the SEC on July 7, 2008.

(21)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ John T. Perry
John T. Perry
(Principal Executive Officer)
President, Chief Executive Officer,

Date:	August 14, 2008

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	August 14, 2008