Form 10-Q
period 2008-09-30
NORD RESOURCES CORP
filed 2008-11-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 68,933,635 shares of common stock as of September 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [X]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2008

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

It is the opinion of management that the interim condensed consolidated financial statements for the three and nine months ended September 30, 2008 and September 30, 2007 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s December 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s December 31, 2007 annual consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

ASSETS
	September 30, 2008	December 31, 2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,488,973	$3,368,910
Accounts receivable	120,354	144,012
Inventories	354,457	-
Prepaid expenses and other	77,715	68,012

Total Current Assets	6,041,499	3,580,934

Property and Equipment, at cost:
Property and equipment	4,800,698	4,161,993
Less accumulated depreciation and amortization	(1,621,186)	(1,460,611)
	3,179,512	2,701,382
Construction in progress	26,271,948	10,795,491
Net Property and Equipment	29,451,460	13,496,873

Other Assets:
Restricted cash and marketable securities	686,476	3,686,476
Debt issuance costs, net of accumulated amortization	937,192	1,117,021
Total Other Assets	1,623,668	4,803,497

Total Assets	$37,116,627	$21,881,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	September 30, 2008	December 31, 2007
	(Unaudited)
Current Liabilities:
Accounts payable	$5,110,112	$1,322,459
Accrued expenses	1,104,390	1,225,686
Current maturities of accrued interest	113,123	-
Current maturities of long-term debt	2,266,666	312,500
Current maturities of derivative contracts	2,089,080	-
Current maturities of capital lease obligation	15,808	9,375

Total Current Liabilities	10,699,179	2,870,020

Long-Term Liabilities:
Long-term accrued interest (less current maturities)	452,494	-
Long-term debt (less current maturities)	14,733,334	4,687,500
Derivative contracts (less current maturities)	6,880,469	9,183,428
Capital lease obligation (less current maturities)	49,244	-
Accrued reclamation costs	140,978	131,141
Other	57,046	61,863

Total Long-Term Liabilities	22,313,565	14,063,932

Total Liabilities	33,012,744	16,933,952

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock: $.01 par value, 100,000,000 shares authorized,
68,933,635 and 66,659,224 shares issued and outstanding as of
September 30, 2008 and December 31, 2007, respectively	689,336	666,592
Additional paid-in capital	109,659,845	108,439,030
Accumulated deficit	(97,148,201)	(94,974,842)
Accumulated other comprehensive loss	(9,097,097)	(9,183,428)

Total Stockholders’ Equity	4,103,883	4,947,352

Total Liabilities and Stockholders’ Equity	$37,116,627	$21,881,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues	$7,240,812	$-

Expenses:
Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	5,986,621	-
Write-down of copper inventory to net realizable value	228,577	-
General and administrative expenses	3,049,452	3,997,919
Depreciation, depletion and amortization	228,568	78,350

Loss from operations	(2,252,406)	(4,076,269)

Other income (expense):
Interest expense	(345,586)	(482,589)
Legal settlement	-	3,617,166
Miscellaneous income	424,633	466,389

Total other income (expense)	79,047	3,600,966

Loss before income taxes	(2,173,359)	(475,303)

Provision for income taxes	-	-

Net loss	$(2,173,359)	$(475,303)

Net loss per basic and diluted share of common stock:

Weighted average number of common shares outstanding	67,422,684	34,667,008

Net loss per share of common stock	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues	$2,585,266	$-

Expenses:
Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	2,985,336	-
Write-down of copper inventory to net realizable value	228,577	-
General and administrative expenses	1,016,907	1,567,305
Depreciation, depletion and amortization	80,703	36,677

Income (loss) from operations	(1,726,257)	(1,603,982)

Other income (expense):
Interest expense	(74,008)	(4,604)
Legal settlement	-	2,350,000
Miscellaneous income	191,937	299,270

Total other income (expense)	117,929	2,644,666

Income (loss) before income taxes	(1,608,328)	1,040,684

Provision for income taxes	-	-

Net income (loss)	$(1,608,328)	$1,040,684

Net loss per basic and diluted share of common stock:

Weighted average number of basic common shares outstanding	68,471,774	35,344,652
Basic earnings (loss) per share of common stock	$(0.02)	$0.03

Weighted average number of diluted common shares outstanding	68,471,774	40,617,503
Diluted earnings (loss) per share of common stock	$(0.02)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

					Accumulated
			Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Common Stock		Capital	Deficit	Loss	Equity
	Shares	Amount

Balance at December 31, 2007	66,659,224	$666,592	$108,439,030	$(94,974,842)	$(9,183,428)	$4,947,352
Comprehensive loss:
Net loss	-	-	-	(2,173,359)	-	(2,173,359)
Cash flow hedge, net	-	-	-	-	213,879	213,879
Ineffective portion of
copper hedges transferred
to miscellaneous income	-	-	-	-	(127,548)	(127,548)
Comprehensive loss	-	-	-	-	-	(2,087,028)

Stock options issued for Coyote
Springs	-	-	51,040	-	-	51,040
Compensation expense from
issuance of stock options	-	-	357,882	-	-	357,882
Modification of warrants	-	-	125,137	-	-	125,137
Compensation expense from
issuance of deferred stock
units	-	-	97,500	-	-	97,500
Common stock issued for
deferred stock units	44,411	444	(444)	-	-	-
Exercise of stock options	250,000	2,500	47,500	-	-	50,000
Exercise of warrants	1,980,000	19,800	542,200	-	-	562,000

Balance at September 30, 2008	68,933,635	$689,336	$109,659,845	$(97,148,201)	$(9,097,097)	$4,103,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(2,173,359)	$(475,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	228,568	78,350
Accretion expense on accrued reclamation costs	9,837	13,659
Amortization of debt issuance costs	179,829	100,000
Accretion of discount on debt	-	85,846
Issuance of stock options for services rendered	357,882	625,756
Issuance of stock and deferred stock units for services rendered	97,500	172,305
Accretion of warrant modification	125,137	-
Ineffective portion of copper hedges	(127,548)	-
Write-down of inventory to net realizable value	228,577	-
Changes in assets and liabilities:
Accounts receivable	23,658	(74,162)
Inventory	(571,954)	-
Other assets	(9,703)	(46,997)
Accounts payable	887,344	663,087
Accrued expenses	(126,113)	(2,364,404)

Net Cash Used In Operating Activities	(870,345)	(1,221,863)

Cash Flows From Investing Activities:
(Increase) decrease in restricted cash	3,000,000	(688,201)
Capital expenditures	(587,427)	(441,551)
Construction in progress	(12,010,531)	(4,203,690)

Net Cash Provided (Used) By Investing Activities	(9,597,958)	(5,333,442)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	12,000,000	25,000
Debt issuance costs	-	(721,418)
Principal payments on capital leases	(23,634)	(15,625)
Principle payments on notes payable	-	(5,668,313)
Proceeds from exercise of stock options	50,000	-
Proceeds from issuance of special warrants	-	23,000,025
Offering costs paid in connection with special warrant financing	-	(1,665,657)
Proceeds from exercise of warrants	562,000	357,351

Net Cash Provided By Financing Activities	12,588,366	15,311,363

Net Increase in Cash and Cash Equivalents	2,120,063	8,756,058

Cash and Cash Equivalents at Beginning of Period	3,368,910	1,007,835

Cash and Cash Equivalents at End of Period	$5,488,973	$9,763,893

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$40,620	$290,368
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$-	$36,665
Stock options issued for purchase of property	51,040	-
Stock options issued in connection with special warrant financing	-	513,436
Warrants issued in connection with debt facilities	-	85,846
Common stock issued for settlement of accounts payable	-	163,000
Debt issuance costs paid through a note payable	-	75,000
Common stock issued in exchange for deferred stock units	444	901
Mark to market of cash flow hedges	86,331	9,454,750
Capitalized interest	565,617	-
Common stock issued upon conversion of related party convertible notes	-	132,680
Construction in progress financed by accounts payable	2,900,309	-
Acquisition of equipment under lease	79,310	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. In order to conform to the current period’s presentation, general and administrative expenses in the amount of $172,455 recorded in the three month period ending March 31, 2008 (consisting of payments for property and casualty insurance in the amount of $50,903 and other operating supplies and services in the amount of $121,552) have been reclassified on the condensed consolidated statement of operations for the nine months ended September 30, 2008 to cost applicable to sales. In addition, in the three month period ending June 30, 2008, the Company wrote-off unsubstantiated accounts payable in the amounts of $93,101 and $90,196 to cost applicable to sales and general and administrative expenses, respectively. Results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2008. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 previously filed with the Securities and Exchange Commission (the “SEC”).

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

3.           PRE COMMERCIAL PRODUCTION COSTS

The Company commenced copper cathode production from leaching existing old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Commercial production from existing heaps is defined by the Company as either operating at a minimum of 75% of designed capacity or generating positive cash flows from operations for a period of seven days. Commercial production from residual leaching was achieved effective February 1, 2008. Operating costs incurred prior to achieving commercial production, net of the realized value of copper produced during the period, are capitalized as mine development. These costs of $572,765 are being amortized on a straight-line basis over the expected life of production of existing ore on old dumps which is estimated to

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

be 5 years. Pre commercial production costs charged to operations were $28,563 and $76,168 for the three and nine month periods ending September 30, 2008, respectively.

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

There are 6,421,675 stock options outstanding at September 30, 2008, of which 3,521,675 are non-qualified non-plan stock options and 2,900,000 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2008 to 2017.

The Company did not grant any stock options to employees and directors during the three months ended September 30, 2008. The Company granted 106,674 stock options during the nine months ended September 30, 2008, to persons other than employees and directors. The Company recognized $57,327 and $357,882 in compensation expense related to employee and director stock options for the three and nine month periods ended September 30, 2008, respectively. During the three months ended September 30, 2007, the Company granted 450,000 stock options to employees and directors and recognized $253,162 in compensation expense. During the nine months ended September 30, 2007 the Company granted 2,100,000 stock options to employees and directors and recognized $625,756 compensation expense.

As summarized in the following tables, 250,000 stock options were exercised during the nine months ended September 30, 2008, 106,674 were granted and a total of 50,000 stock options either expired or were cancelled in accordance with their respective terms:

		Weighted
	Number of	Average
	Shares	Exercise Price
Three Months Ended September 30,2008
Options outstanding at June 30, 2008	6,671,675	$.70
Granted	-	-
Exercised	(250,000)	.20
Cancelled/Expired	-	-

Options outstanding at September 30, 2008	6,421,675	$.72

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted
	Number of	Average
	Shares	Exercise Price
Nine Months Ended September 30,2008
Options outstanding at December 31, 2007	6,615,001	$.71
Granted	106,674	1.00
Exercised	(250,000)	.20
Cancelled/Expired	(50,000)	2.00

Options outstanding at September 30, 2008	6,421,675	$.72

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of September 30, 2008:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	6,421,675	4.3	$.72	$67,500
Exercisable stock
options	5,588,342	3.8	.72	67,500

The market price of the Company’s common stock on the OTC Bulletin Board on September 30, 2008 was $.51 per share. Accordingly, the intrinsic value of total stock options and exercisable stock options as of September 30, 2008 was $67,500 and $67,500, respectively.

The following table summarizes the unvested stock options outstanding as of September 30, 2008:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three Months Ended September 30,2008
Non-vested options outstanding at June 30, 2008	983,333	$.56
Granted	-	-
Vested	(150,000)	.63
Cancelled/Forfeited	-	-

Non-vested Options outstanding at September 30, 2008	833,333	$.55

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Nine Months Ended September 30,2008
Non-vested options outstanding at December 31, 2007	1,800,000	$.57
Granted	106,674.48
Vested	(1,073,341)	.58
Cancelled/Forfeited	-	-

Non-vested Options outstanding at September 30, 2008	833,333	$.55

The total grant date fair value of options vested during the three months and nine months ended September 30, 2008 was $95,100 and $624,260, respectively. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of September 30, 2008, 833,333 stock options remain unvested, resulting in $147,107 in compensation expense to be recognized over the following five quarters.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, there were no options granted during the three month period ended September 30, 2008 and 106,674 were granted during the nine months ended September 30, 2008, however, none of which were issued to employees or directors. These options vested immediately; therefore, there is no expected forfeiture. Furthermore, the expected term of these options is equivalent to the contractual term thereof, 3 years. The expected forfeiture rate of 8% in 2007 was based on historical employee turnover rates and included actual forfeitures of stock options due to the resignation of one of the Company’s officers. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and, in connection with the adoption of SFAS 123(R), “Share-Based Payment,” the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The Company granted 106,674 and 3,940,002 stock options during the nine month periods ended September 30, 2008 and 2007, respectively. The fair values for the stock options granted during the nine month periods ended September 30, 2008 and 2007 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

		Nine Months
	Nine Months	Ended
	Ended	September 30,
	September 30, 2008	2007
Risk-free interest rate	2.3%	4.9% to 5.0%
Expected life	3.0 years	2.0 to 5.5 years
Expected volatility	78%	78% to 91%
Expected dividend yield	0%	0%

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Stock Units

During the three and nine months ended September 30, 2008 and 2007, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to them for the three and nine months ended September 30, 2008 and 2007. Accordingly, during the three and nine months ended September 30, 2008, the Company credited a total of 68,421 and 149,140 DSUs, respectively, to its non-executive directors, and recognized expenses of $32,500 and $97,500, respectively, related to the issuance of these DSUs. During the three and nine months ended September 30, 2007, the Company credited a total of 20,763 and 108,513 DSUs, respectively, to its non-executive directors, and recognized expenses of $30,625 and $92,305, respectively, related to the issuance of these DSUs. During the three and nine month periods ended September 30, 2008, there were 0 and 44,411 DSUs, respectively, that were converted into shares of the Company’s common stock. The DSUs were granted under the 2006 Stock Incentive Plan. As of September 30, 2008, there were 304,570 DSUs outstanding.

Common Stock

During the three and nine months ended September 30, 2008, the Company did not issue any shares of fully paid and non-assessable common stock to employees of the Company. During the three months ended September 30, 2007, the Company did not issue any shares of fully paid and non-assessable common stock to employees of the Company. During the nine months ended September 30, 2007, the Company issued 100,000 shares of fully paid and non-assessable common stock to employees of the Company with a weighted average grant date fair value of $0.80 per share. Stock-based compensation related to these awards of $80,000 is included in operating expenses for the nine months ended September 30, 2007.

5.           INVENTORY

Inventory is as follows:

As of
September 30, 2008
Material & supplies	$64,429
Copper in process	87,317
Finished goods	202,711
Total inventory	$354,457

The Company’s inventories are carried at the lower of cost or net realizable value. Cost for the product inventory is valued using the weighted average cost of production and includes all costs of purchase, costs of conversion (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. During the three month period ended September 30, 2008, the Company recorded write-downs of $228,577 in Cost applicable to sales to reduce the carrying value of inventories to net realizable value.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           ACCRETION OF WARRANT MODIFICATION

On May 8, 2008, the Company extended the exercise period on 743,590 and 75,000 common stock purchase warrants held by Nedbank Limited by nine months, to November 8, 2008 and November 15, 2008, respectively. The other terms and conditions of the warrants, including their respective exercise prices, remain unchanged. The change in fair value, which was charged to interest expense during the nine month period ended September 30, 2008, resulting from this modification in the warrant expiry date was $125,137 and was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.4%
Expected life	.5 years
Expected volatility	74% to 75%
Expected dividend yield	0%

7.           LONG-TERM DEBT

The Company entered into a Credit Agreement dated September 28, 2007 (and amended as of June 30, 2008) with Nedbank as administrative agent and lead arranger. The Amended Credit Agreement provides for a $25 million secured term loan credit facility that is being used by the Company to assist in financing the construction, start-up and operation of the Johnson Camp Mine. The Amended Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by the Company, with the aggregate amount of all term loans being $25 million. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; or (iii) December 31, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offering Rate for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). The annual interest rate on these loans at September 30, 2008 was 6.3% . The loans will be repaid beginning March 31, 2009 in 15 equal quarterly installments, subject to certain prepayment obligations set forth in the Amended Credit Agreement. As of September 30, 2008, $17,000,000 had been drawn down on the loan.

8.           BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 23,788,830 and 57,368,285 shares of common stock for nine months ended September 30, 2008 and 2007, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. Outstanding options, warrants and other dilutive securities to purchase 23,788,830 and 150,000 shares of common stock for three months ended September 30, 2008 and 2007, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. In addition, outstanding warrants to purchase 46,000,050 shares of common stock are not included in the computation of diluted earnings per share for the three months ended September 30, 2007 as their issuance was contingent upon certain conditions that

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

had not been satisfied as of September 30, 2007 and would not have been issuable if September 30, 2007 was the end of the related contingency period.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,
	2008	2007
Net income (loss) available for common stock holders	$(1,608,328)	$1,040,684

Weighted average outstanding shares of common stock	68,471,774	35,344,652
Dilutive effect of warrants and stock options	-	5,272,851
Common stock and common stock equivalents	68,471,774	40,617,503
Earnings (loss) per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

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

10.          COPPER PRICE PROTECTION PROGRAM

In connection with the Credit Agreement dated September 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consists of a synthetic put structure whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. The program covers approximately 27% of the estimated copper production from the Johnson Camp Mine during the term of the loan. The Company implemented the price protection program by entering into forward sales contracts for 4,560, 3,600, and 2,400 metric tons of London Metal Exchange cash settlement copper for 2009, 2010, and 2011, respectively, at a net forward price of $5,538, $4,481 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities with average strike prices of $8,781, $8,523, and $8,723 per metric ton for the same periods, respectively, thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. The program requires no cash margins, collateral or other security from the Company.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. Contracts representing approximately 10,318 metric tons of copper were designated as cash flow hedges, changes to the fair value of these contracts are reflected in “Accumulated Other Comprehensive Loss”. A reduction in fair value in the amount of $9,097,097 was recorded as other comprehensive loss in the consolidated balance sheet. During the three month period ended September 30, 2008, contracts representing approximately 242 metric tons of copper originally designated as cash flow hedges were reclassified to trading securities

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

because our forecasted production of copper during the first quarter of 2009 no longer matches our hedged position, and, as such, the underlying derivative contracts were deemed to be ineffective. Accordingly, changes to the fair value of these contracts in the amount of $127,558 have been reclassified from accumulated other comprehensive income and reported within the condensed consolidated statement of operation and are reflected in Miscellaneous income. As of September 30, 2008, the carrying value of the net derivative liability was approximately $8,969,549.

11.          INCOME TAXES

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2007 and prior years as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance in prior years to offset the entire deferred tax asset arising from the tax loss carry forward and other temporary differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The Company did not record a tax expense for the three and nine month periods ending September 30, 2008 as in addition to the tax loss-carryforward the Company has not generated a taxable income on a year to date basis. The Company will continue to review this valuation allowance and the recognition of tax expense and make adjustments as appropriate.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company plans to adopt this standard when it become effective, however, the Company does not believe it will have a material impact on the Company’s consolidated financial statements.

13.          SUBSEQUENT EVENTS

Long-term Debt

On November 7, 2008, the Company drew down the remaining $8,000,000 available under the Nedbank Credit Agreement dated June 28, 2007 (and amended as of June 30, 2008).

Item 2.              Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and nine months ended September 30, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

The Johnson Camp property also includes a decorative and structural stone operation, which produces landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Since December 2004, we have leased this landscape and aggregate rock operation to JC Rock, LLC in exchange for a sliding scale royalty. On October 31, 2008, we entered into an agreement with Texas Canyon Rock & Sand, Inc., whereby Texas Canyon will process decorative rock for sale by Nord in exchange for a processing fee.

We acquired the Johnson Camp Mine from Arimetco, Inc. pursuant to a Sales and Purchase Agreement that had been assigned to us in September 1999 by Summo USA Corporation, the original purchaser, following the completion of certain due diligence work by Summo. Although Arimetco had ceased mining on the property in 1997, we, like Arimetco before us, continued production of copper from ore that had been mined and placed on leach pads until August 2003 when we placed the Johnson Camp Mine on a care and maintenance program due to weak market conditions for copper at that time. Approximately 6.7 million pounds of copper cathode were produced from residual copper in the heaps over the period 1998 to 2003.

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

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we have entered into a credit agreement dated as of September 28, 2007 (amended as of June 30, 2008) with Nedbank Limited, as administrative agent and lead arranger, which provides for a $25 million secured term loan credit facility. Substantially all of the funds drawn down under the facility have been or will be used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. As of September 30, 2008, we had drawn down $17 million of the credit facility; we drew down the remaining $8,000,000 available under the credit facility on November 7, 2008.

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

We commenced further exploratory drilling on the Johnson Camp property in mid-July 2007. We have completed the first phase of preliminary exploratory drilling around the periphery of the existing boundaries of the Burro and Copper Chief pits. The drill results indicate the continuation of mineralization from the current south edge of the Burro pit and expanded copper mineralization to the northwest and southwest of the planned Copper Chief pit boundaries. In addition, the exploratory drilling has resulted in increased drill hole density within the Copper Chief pit.

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

Our current reactivation plan includes an estimated full production rate of 25 million pounds of copper cathodes per annum. We expect that we will be able to commence mining new ore in the first quarter of 2009, which should enable our Company to reach our currently planned full copper production rate by spring 2009.

We have received a scoping study completed by an independent, internationally-recognized firm of mining engineers and consultants that found that we can potentially increase our production to an estimated rate of 40 million pounds of copper per year from our current plan of 25 million pounds of copper per year with an additional capital investment of approximately $19 million. We plan to conduct a feasibility study as a first step in assessing whether we should pursue this increase in our planned production. We believe that we will have sufficient cash flow from operations to commission the required feasibility study, but we will require additional financing if we decide to make the required capital investments to increase production. Upon completion of the feasibility study, which we anticipate will take six months from the date that it begins, our board of directors will analyze the results of the feasibility study to determine whether it is in the best interests of our Company to pursue this initiative, taking into account, among other things, the availability of required financing (which cannot be assured). While the feasibility study is being done, we plan to undertake certain other steps necessary to position us to proceed with this initiative, including the development of a new mine plan and permit applications.

Our business, and our ability to realize our business objectives and implement our operating plan, are subject to a number of additional risks and uncertainties, including those discussed under the heading “Risk Factors”.

Estimated Capital Costs

We expect that the initial capital costs will be approximately $34 million (formerly estimated at $29 million). Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SW-EX copper production facility; (c) the installation of our primary stage crusher, and the purchase and installation of two secondary stage crushers and conveying equipment; and (d) other project-related items.

We estimate we will incur a further $3 million in capital costs in the following two years primarily associated with expanding one or more of our existing leach pads. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Results of Operations – Three and Nine Months Ended September 30, 2008 and 2007

The following table sets forth our operating results for the three and nine months ended September 30, 2008, as compared with our operating results for the three and nine months ended September 30, 2007.

	Three Months Ended			Nine Months Ended
	September	September	Change	September	September	Change
	30,	30,	(Increase/	30,	30,	(Increase/
	2008	2007	Decrease)	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$2,585,266	$-	$2,585,266	$7,240,812	$-	$7,240,812

Cost applicable to sales
(exclusive of depreciation,
depletion and amortization
shown separately below)	3,213,913	-	3,213,913	6,215,198	-	6,215,198
General and administrative
expenses	1,016,907	1,567,305	(550,398)	3,049,452	3,997,919	(948,467)
Depreciation, depletion and
amortization	80,703	36,677	44,026	228,568	78,350	150,218

Gain (loss) from
operations	(1,726,257)	(1,603,982)	(122,275)	(2,252,406)	(4,076,269)	1,823,863

	Three Months Ended			Nine Months Ended
	September	September	Change	September	September	Change
	30,	30,	(Increase/	30,	30,	(Increase/
	2008	2007	Decrease)	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other income (expense):
Interest expense	(74,008)	(4,604)	(69,404)	(345,586)	(482,589)	137,003
Legal settlement	-	2,350,000	(2,350,000)	-	3,617,166	(3,617,166)
Miscellaneous income
(expense)	191,937	299,270	(107,333)	424,633	466,389	(41,756)

Total other income
(expense)	117,929	2,644,666	(2,526,737)	79,047	3,600,966	(3,521,919)

Income (loss) before income
taxes	(1,608,328)	1,040,684	(2,649,012)	(2,173,359)	(475,303)	(1,698,056)

Provision for income taxes	-	-	-	-	-	-

Net Income (loss)	$(1,608,328)	$1,040,684	$(2,649,012)	$(2,173,359)	$(475,303)	$(1,698,056)

Basic earnings (loss) per
shares of common Stock:

Weighted average number
of common shares
outstanding	68,471,774	35,344,652		67,422,684	34,667,008
Basic earnings (loss) per
share of common stock	$(0.02)	$0.03		$(0.03)	$(0.01)

Diluted earnings (loss) per
shares of common Stock:

Weighted average number
of common shares
outstanding	68,471,774	40,617,503		67,422,684	34,667,008

Diluted earnings (loss) per
share of common stock	$(0.02)	$0.03		$(0.03)	$(0.01)

Net Sales

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

We recorded revenues of $2,585,266 from the sale of 836,488 pounds of copper cathode for the three months ended September 30, 2008 and revenues of $7,240,812 from the sale of 2,094,591 pounds of copper from February 1, 2008 through September 30, 2008. Revenues earned from the sale of 58,723 pounds of copper cathode produced prior to the commencement of commercial production in the amount of $209,907 were credited to development costs. We did not have any revenue during the three and nine month periods ending September 30, 2007 due to the fact that the Johnson Camp Mine was on a care and maintenance program during that period.

Cost Applicable to Sales

Cost applicable to sales represents the costs incurred in converting the ore present in existing leach pads into salable copper cathodes. The conversion process includes leaching of stockpiles, solvent extraction and electrowinning and results in the production of copper cathode. The costs include labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore. However, the costs exclude depreciation, depletion and amortization.

We incurred $3,213,913 of costs applicable to sales for the three month period ending September 30, 2008. Our primary supply cost associated with residual leaching is sulfuric acid which amounted to approximately $1,434,000 during the three month period, an increase of $280,000 over the prior quarter. This increase was primarily due to increased usage of sulfuric acid. In an effort to optimize copper production from residual leaching, during the third quarter on a test basis, we increased the sulfuric acid application rate to the heaps. As the test did not result in an economical corresponding increase in copper production, we have since reduced the sulfuric acid application rate to the prior quarter’s level. Cost applicable to sales also includes one-time charges of approximately $208,000 for consulting and remediation of existing facilities to improve operating efficiencies, and a non-cash write-down of $228,577 to reduce the carrying value of inventories to net realizable value (as discussed above), and reflects increased costs for labor, supplies and maintenance in anticipation of commencement of mining in early 2009.

We incurred $6,215,198 of costs applicable to sales from the commencement of commercial production (February 1, 2008) through September 30, 2008. Operating costs incurred from December 1, 2007 through January 31, 2008 in the amount of $572,118 (net of pre commercial revenue) were capitalized and will be amortized over the expected life of production of copper cathodes from existing heaps. Cost applicable to sales for the nine month period also includes a non-cash write-down of $228,577 to reduce the carrying value of inventories to net realizable value.

General and Administrative Expenses

Our general and administrative expenses decreased to $1,016,907 for the three months ended September 30, 2008, compared to $1,567,305 for the three months ended September 30, 2007. This decrease was due primarily to $288,873 in outside services related to drilling expenditures incurred at Coyote Springs during the third quarter 2007, $327,184 in legal, accounting and consulting fees incurred by us during the third quarter 2007 in relation to the registration of the special warrants and a decrease in labor costs of $226,217 resulting primarily from bonuses earned and options issued as a result of the completion of the financings in September 2007.

Our general and administrative expenses decreased to $3,049,752 for the nine months ended September 30, 2008, compared to $3,997,919 for the nine months ended September 30, 2007. This decrease was due primarily to $626,169 in outside services related to drilling expenditures incurred at Coyote Springs during the first half of 2007. This decrease was partially offset by a $194,326 increase related to the registration and listing of our common stock on the Toronto Stock Exchange in January 2008.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization expense increased by $44,026 for the three months ended September 30, 2008 and by $150,218 for the nine months ended September 30, 2008, as compared to the comparable three and nine month periods of the prior year. The increase was primarily due to the increase in depreciation expense related to the commencement of copper production of $49,235 and $149,495 for the three month and nine month periods ended September 30, 2008, respectively, and the amortization of development costs of $28,563 and $76,168 for the three month and nine month periods ended September 30, 2008, respectively.

Interest Expense

Interest expense is attributable to interest, amortization of debt issuance cost and accretion of warrants issued in conjunction with the loans that we have obtained to fund our operating expenses and capital investments. Interest expense associated with the Nedbank credit facility has been capitalized and is included in construction in progress.

Interest expense increased by $69,404 for the three months ended September 30, 2008 and decreased by $137,003 for the nine months ended September 30, 2008. The increase during the three month period ended September 30, 2008 is primarily due to the amortization of debt issuance costs of $59,943 related to securing the $25 million Nedbank Credit Facility. The decrease for the nine months ended September 30, 2008 is due to interest and the amortization of debt issuance costs related to our $5,000,000 secured bridge loan from Nedbank and an outstanding $600,000 revolving line of credit from related parties, respectively, which were repaid on June 7, 2007 from the proceeds of the special warrant financing. This decrease was offset in part by the amortization of debt issuance costs of $179,829 related to securing the $25 million Nedbank Credit Facility and by a non-cash interest expense of $125,137 resulting from our Company electing to extend the exercise period on 818,590 warrants held by Nedbank by six months.

Legal Settlement

In March, 2007, we entered into a settlement agreement with Platinum Diversified Mining, Inc. and its subsidiaries (collectively, the “PDM Parties”) in connection with the agreement and plan of merger between our Company and the PDM Parties dated October 23, 2006. The settlement agreement sets forth the terms and conditions of the settlement of the dispute and disagreements arising between us and the PDM Parties from the failure of the Merger to close. The PDM Parties paid our Company $2,350,000 and $3,617,166 during the three months and nine months ended September 30, 2007, respectively.

Miscellaneous Income

Miscellaneous income decreased by $107,333 for the three months ended September 30, 2008 as compared to the three months ended September, 2007. This decrease was due primarily to an $114,683 decrease in royalty income earned from the sale of waste rock and an $116,391 decrease in interest income.

Miscellaneous income decreased by $41,756 for the nine months ended September 30, 2008 as compared to the nine months ended September, 2007. This decrease was due primarily to a $76,639 decrease in royalty income earned from the sale of waste rock and an $89,458 decrease in interest income.

The decrease in miscellaneous income in the three and nine months ended September 30, 2008 was offset in part by $127,558 in unrealized gains that were reclassified from accumulated other comprehensive income due to the determination that the underlying cash flow hedges were no longer effective as the notional amount of our hedges no longer match our forecasted production of copper in the first quarter of 2009.

Net Income (Loss)

We experienced a net loss of $2,173,359 for the nine months ended September 30, 2008 as compared to a net loss of $475,303 for the nine months ended September 30, 2007. The increase in net loss between these periods is primarily related to:

  The $3,617,166 gain during the nine month period ended September 30, 2007 from the PDM settlement agreement, as discussed above.

The increase in net loss was partially offset by the following:

  Gross margins earned from the sale of copper cathode from residual leaching operations which began on February, 1, 2008; and

  A decrease in general and administrative costs, as discussed above.

We experienced a net loss of $1,608,328 for the three months ended September 30, 2008 as compared to a net income of $1,040,684 for the three months ended September 30, 2007. The decrease in net income between these periods is primarily related to:

  The $2,350,000 gain during the three month period ended September 30, 2007 from the PDM settlement agreement

Loss from operations is due in part to the increase in the cost and application rate of sulfuric acid, onetime charges to increase operating efficiencies and the non-cash write-down of inventory to net realizable value. The increase in net loss was partially offset by the following:

  A decrease in general and administrative costs, as discussed above.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of September 30, 2008 and 2007:

	As of		As of
	September 30, 2008		September 30, 2007
Cash and cash equivalents	$5,488,973	(1)	$9,763,893	(1)

Working capital surplus (deficiency)	$(4,657,680)	(2)	$7,534,025	(3)

(1)	Excludes $686,476 in restricted marketable securities being held in conjunction with two letters of credit.

(2)	Includes $2,395,597 in current portion of long-term debt, capital lease obligations and accrued interest and $2,089,080 in current portion of derivative contracts.

(3)	Includes $58,301 in current portion of long-term debt.

Cash Flows from Operating Activities

Our cash flows from operating activities during the nine months ended September 30, 2008 and 2007 were ($870,345) and ($1,221,863), respectively. We commenced copper cathode production from leaching existing old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Commercial production from existing heaps is defined by our Company as either operating at a minimum of 75% of the designed capacity of our processing facilities at the Johnson Camp Mine, or generating positive cash flows from mine operations for a period of seven days. Commercial production from residual leaching was achieved effective February 1, 2008. Operating costs incurred prior to achieving commercial production, net of related revenues, are capitalized as mine development. Our Company generated $1,025,614 in gross margin excluding depreciation, depletion and amortization during the nine months ended September 30, 2008.

We had no revenues or gross margin during the nine months ended September 30, 2007, as the Johnson Camp Mine was on a care and maintenance program during that period. Cash flows from operating activities for the nine months ended September 30, 2007 included a decrease in accounts payable and accrued liabilities of $2,364,404 primarily for the payment of obligations that became due upon the completion of our special warrant financing and $3,617,666 in net proceeds from our settlement with Platinum Diversified Mining.

The change in working capital between December 31, 2007 and September 30, 2008 was ($5,368,594) and the change in working capital between December 31, 2006 and September 30, 2007 was $16,514,929. The decrease in working capital during the nine month period ended September, 2008 was due primarily to the inclusion of $2,089,080 and $2,666,666 in current maturities of the derivative contracts and long-term debt, respectively, and financing of the construction related to the reactivation of Johnson Camp and the financing of inventory related to commencement of copper production and copper cathode sales. The increase in working capital during the nine month period ended September 30, 2007 was due primarily the proceeds from the issuance of special warrants financing and the payment of obligations that became due upon the completion of the financing.

Cash Flows from Investing Activities

Our cash flows from investing activities during the nine months ended September 30, 2008 were ($9,597,958), which primarily reflects capital expenditures of $12,597,958 (net of construction in progress financed by accounts payable in the amount of $2,900,309 and capitalized interest of $565,617) related to the reactivation of Johnson Camp during this time period, and $572,765 (net of $209,907 of copper produced during the period) in pre-commercial production costs incurred prior to the commencement of commercial production on February 1, 2008. The cash flows used for investing activities was offset in part by the release of $3,000,000 previously restricted funds which were required to be maintained under the Nedbank Credit Agreement. Under the Credit Agreement, the Company will be required to maintain a reserve balance only when cash flows from operations are enough to fund this balance.

Our cash flows from investing activities during the nine months ended September 30, 2007 were ($5,333,442), which reflects capital expenditures of $4,645,241 related to the reactivation of Johnson Camp during this time period and the increase in restricted funds resulting from the purchase of two certificates of deposit totaling $686,476 which are held as collateral on two letters of credit for various purposes, including environmental reclamation and other general corporate purposes.

Cash Flows from Financing Activities

Our cash flows from financing activities during the nine months ended September, 2008 was $12,588,366 compared to $15,311,363 for the same period in 2007.

During the nine months ended September 30, 2008, we drew down $12,000,000 from our $25,000,000 secured term loan credit facility our Nedbank. Proceeds from the loan were used to purchase supplies and equipment associated with the reactivation of the Johnson Camp Mine. As of September 30, 2008, our Company had $8,000,000 remaining undrawn under the facility. Interest on the term loan credit facility in the amount of $565,617 is being accrued and will be added to the principle balance of the credit facility when the Company begins to make payments in March, 2009. In addition, during the first half of 2008, we entered into a lease agreement for the purchase of equipment valued at $79,310, which has been accounted for as a non-cash transaction for purposes of the condensed consolidated statement of cash flows, and made principal payments this and other capitalized lease of $23,634.

Between April and September, 2008, warrant holders exercised 1,980,000 warrants with exercise prices ranging between $.25 and $.50 into 1,980,000 shares of the Company’s common stock resulting in proceeds to the Company of $562,000. In addition, one option holder exercised 250,000 options with an exercise price of $.20 into 250,000 shares of the Company’s common stock resulting in proceeds to the Company of $50,000.

In February 2007, we received a $100,000 loan from Auramet which was added to the then-outstanding principal under our $5,000,000 secured bridge loan facility with Nedbank, and we incurred $75,000 in debt issuance costs associated with the extensions of the Nedbank bridge loan, resulting in $25,000 in proceeds to our Company.

In September 2007, we completed the special warrant offering for gross proceeds of $23,000,025 of which $1,665,657 was used to pay the direct offering expenses incurred as a result of the special warrant financing. We then used $5,668,313 of those proceeds to repay our debt which consisted of the Nedbank bridge loan, the revolving credit facility, the convertible notes and an equipment loan. In December 2007, the special warrants were converted for no additional consideration into the underlying shares of common stock and warrants. A total of 15,333,350 warrants were issued upon conversion of the special warrants. Each warrant entitles the holder to purchase one share of common stock until September 5, 2012 at a price of $1.10 per share. The warrants are governed by the terms of a warrant indenture between our Company and Computershare Trust Company of Canada, as the warrant agent.

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

Marketable Securities

Marketable securities at September 30, 2008, consisted of certificates of deposit which are considered held-to-maturity securities and are stated at amortized cost on the condensed consolidated balance sheet.

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

No impairment losses were recorded during the year ended December 31, 2007 and the three and nine month periods ended September 30, 2008.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our Company’s estimated credit-adjusted, risk free interest rate of 10%. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2018 – 2019. Our Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity when it resumes in early spring 2009. At September 30, 2008 the recorded value of accrued reclamation costs was $140,978.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of September 30, 2008.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and expect to incur losses in the future. We had no revenues and net losses of $2,512,181 for the year ended December 31, 2007, and additional net losses of $2,173,359 during the nine months ended September 30, 2008. As of September 30, 2008, we had a working capital deficiency of $4,657,680 (including $2,282,474 representing the current portions of our long-term debt and capitalized leases and $2,089,080 representing the current portion of the derivative cash flow hedge contracts).

We have commenced work on reactivating the Johnson Camp Mine, and we are dependent upon the success of the Johnson Camp Mine as a source of future revenue and profits, if any. While we have commenced the production of copper from residual leaching, we cannot provide any assurance that we will successfully commence mining operations on the Johnson Camp property.

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

We have prepared estimates of future copper production. We cannot be certain that we will ever achieve our production estimates. Our production estimates depend on, among other things: the accuracy of our reserve estimates; the accuracy of assumptions regarding ore grades and recovery rates; ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of mining and processing; and our ability to obtain all necessary permits to proceed with the reactivation of the Johnson Camp property. We plan on continuing to process the copper mineralization using SX-EW technology. These techniques may not be as efficient or economical as we project. Our actual production may vary from our estimates if any of these assumptions prove to be incorrect and we may never achieve profitability.

A major increase in our input costs, such as those related to acid, electricity, fuel and supplies, may have an adverse effect on our financial condition.

Our operations are affected by the cost of commodities and goods such as electrical power, sulfuric acid, fuel and supplies, and the technical report prepared by Bikerman Engineering & Technology Associates, Inc. includes an economic analysis of the Johnson Camp Mine based on the mine plan, plan, capital and operating cost estimates current as of the second quarter of 2007. Management prepares its cost and production guidance and other forecasts based on its review of current and estimated future costs. A major increase in any of these costs may have an adverse impact on our financial condition. For example, during the past several months, SX-EW projects in the southwestern United States have experienced significant price increases for sulfuric acid. According to published industry information the price of sulfuric acid, South US spot price, increased from $120 per ton to $280 per ton between December 2007 and September 2008. At our planned full production rate of cathode of 25,000,000 pounds of copper per year, each $50 per ton increase in sulfuric acid prices is anticipated to result in an increase in the projected cost of cathode at Johnson Camp of approximately $0.07 per pound over the production cost estimates contained in the technical report prepared by Bikerman Engineering & Technology Associates, Inc.

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

We intend to use equipment we already own for operations at the Johnson Camp Mine. However, our mine plan calls for the acquisition or installation of certain additional equipment, including the installation of two secondary stage crushers and an overland conveyor system, and the purchase and installation of certain equipment needed to rehabilitate and upgrade the existing SX-EW plant at the Johnson Camp Mine. There can be no assurance that the cost of installing such equipment at the Johnson Camp Mine will not be higher than anticipated by us, or that the equipment will arrive in good working condition.

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

Although we have secured a number of permits for the restart and operation of the Johnson Camp Mine, we still need to obtain certain additional permits, including a ground water protection permit and an aquifer protection permit. In addition, certain permits will require applications for renewal from time to time during the life of the project and certain permits may be suspended or require additional applications in the event of a significant or substantial change to the Johnson Camp Mine operations or prolonged inactivity. To the extent other approvals are required and not obtained, we may: (i) be prohibited from commencing or continuing mining and or processing operations; (ii) forced to reduce the scale of or all of our mining operations; or (iii) be prohibited or restricted from proceeding with planned exploration or development of mineral properties. For example, we are currently producing copper from our residual leaching operations under an ADEQ Compliance Order. However, we anticipate that we will be required to immediately halt all of our operations at the Johnson Camp Mine if our application for a groundwater protection permit or our application for an aquifer protection permit is denied.

We will incur substantial debt and have granted a security interest in our assets. If we are unable to repay our loans when they become due, the lenders would be entitled to realize upon their security by taking control of all or a portion of our assets.

We are a party to an Amended and Restated Credit Agreement dated as of June 30, 2008 with Nedbank Limited, as the administrative agent and lead arranger, which provides for a $25,000,000 secured term loan credit facility that is being used by our Company to assist in financing the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine. The Credit Agreement contemplates a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our Company, with the aggregate amount of all term loans being $25,000,000. The term loans will be available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) December 31, 2008, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate (LIBOR) for the interest period in effect plus a margin of 3.0% (3.5% during the initial reactivation period). If we were to default under the Credit Agreement, an additional 3.0% interest would be payable in addition to such annual rate and all interest would be payable on demand. As of September 30, 2008, we had $8,000,000 available under this credit facility.

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

In addition, during September and October 2008, the U.S. financial market indexes experienced steep declines and the available supply of credit generally tightened following, among other things, the placement of mortgage lenders Fannie Mae and Freddie Mac into conservatorship of the Federal Housing Finance Agency, the announcement that Lehman Brothers Holdings Inc. would file for bankruptcy protection, the proposed sale of Merrill Lynch & Co., the U.S. government's emergency loan to ensure American International Group and the closing of Washington Mutual by the U.S. Office of Thrift Supervision. In light of these developments, concerns by investors regarding the stability of the U.S. financial system could result in less favorable commercial financing terms, including higher interest rates or costs and tighter operating covenants, thereby preventing us from completing any required financing arrangements.

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

Some of our directors and officers serve currently, and have served in the past, as officers and directors for other companies engaged in natural resource exploration and development, and may also serve as directors and/or officers of other companies involved in natural resource exploration and development in the future. We do not believe that any of our directors and officers currently has any conflicts of interest of this nature.

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

Our officers and directors as a group beneficially own approximately 23.7% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock). In addition, we have three shareholder who, according to reports filed by it under the Securities Exchange Act of 1934, as amended, beneficially own 15.4%, 12.3% and 11.4%, respectively, of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock held by persons other than the relevant officer, director or 10% shareholder). This may limit the ability of our non-affiliated stockholders to influence corporate matters.

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

We have not obtained a tax opinion to the effect that there has not been a change of control either during the time preceding the completion of our unregistered special warrant offering in September 2007, or immediately following conversion of the special warrants into the underlying shares of common stock and warrants. If a change in control is deemed to have occurred, our Company may not be able to fully utilize our net operating loss carry forwards.

At December 31, 2007, our Company had federal and state net operating loss carry forwards of approximately $89,900,000 and $16,800,000, respectively. We have not obtained a tax opinion to the effect that there has not been a change of control either during the time preceding the completion of our unregistered special warrant offering in September 2007, or immediately following conversion of the special warrants into the underlying shares of common stock and warrants, for the purposes of section 382 of the Internal Revenue Code. If any such change of control is deemed to have occurred, or occurs at any time in the future, our Company’s ability to fully utilize its net operating loss carry forwards in computing its taxable income will be limited to an annual maximum of the value of our Company just prior to the change in control multiplied by the long term tax exempt rate.

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

Government regulation impacting the mining industry may adversely affect our business and planned operations.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

To date, certain equity-based fees have been paid to our non-executive directors in the form of awards issued pursuant to our Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non-executive directors has exercised such rights in respect of the equity-based fees payable to him for the current year. Our non-executive directors earned the following additional deferred stock units during the three months ended September 30, 2008: Douglas Hamilton earned 21,053 deferred stock units; John Cook earned 17,105 deferred stock units; Stephen Seymour earned 17,105 deferred stock units; and T. Sean Harvey earned 13,158 deferred stock units. We issued these securities to the directors, each of whom is an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2008, warrants to purchase 200,000 shares of our common stock were exercised. Each of the warrants had an exercise price of $0.25 per share. We issued these shares of common stock to the warrant holder, as an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended

On July 31, 2008, warrants to purchase 200,000 shares of our common stock were exercised. Each of the warrants had an exercise price of $0.25 per share. We issued these shares of common stock to the warrant holder, as an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On September 15, 2008, options to purchase 250,000 shares of our common stock were exercised by one of our senior employees. Each of the options had and exercise price of $0.20 per share. We issued these shares of common stock to the option holder relying on Section 4(2) of the Securities Act of 1933, as amended.

On September 17, 2008, warrants to purchase 100,000 shares of our common stock were exercised. Each of the warrants had an exercise price of $0.25 per share. We issued these shares of common stock to the warrant holder, as an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On September 22, 2008, warrants to purchase 100,000 shares of our common stock were exercised. Each of the warrants had an exercise price of $0.25 per share. We issued these shares of common stock to a warrant holder, as an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On October 3, 2008, warrants to purchase 100,000 shares of our common stock were exercised. Each of the warrants had an exercise price of $0.25 per share. We issued these shares of common stock to two warrant holders, each an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On October 20, 2008, warrants to purchase 460,000 shares of our common stock were exercised. Each of the warrants had an exercise price of $0.25 per share. We issued these shares of common stock to two warrant holders, each an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2006.

Item 3.                Defaults upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

None.

Item 5.                Other Information

None.

Item 6.                Exhibits

EXHIBIT NUMBER	DESCRIPTION

Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

EXHIBIT NUMBER	DESCRIPTION

3.3	Amendment to Amended Certificate of Incorporation(26)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities(1)

4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004(1)

4.3	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004(1)

4.5	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005(1)

4.6	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005(1)

4.7	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004(1)

4.8	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005(1)

4.9	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.10	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.11	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.12	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.13	Second Amended and Restated Revolving Line of Credit between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(3)

4.14	Amended and Restated Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated as of October 17, 2005(5)

4.15	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated April 17, 2006(5)

EXHIBIT NUMBER	DESCRIPTION

4.16	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005(1)

4.17	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005(1)

4.18	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005(1)

4.19	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 8, 2006(4)

4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005(1)

4.21	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005(1)

4.22	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005(1)

4.23	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005(1)

4.24	Waiver Agreement and Amendment of Promissory Note between Nord Resources Corporation and Nedbank Limited, dated February 6, 2006(3)

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

4.27	Modification Agreement between Nord Resources Corporation and Nedbank Limited, dated May 15, 2006(5)

4.28	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 15, 2006(5)

4.29	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading LLC, dated May 15, 2006(5)

4.30	Amended and Restated Secured Promissory Note, dated May 31, 2006, payable to Nedbank Limited in the principal amount of $4,900,000(6)

4.31	First Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated May 31, 2006, among Nord Resources Corporation,

EXHIBIT NUMBER	DESCRIPTION

First American Title Insurance Company and Nedbank Limited(6)

4.32	Amendment to Subordination Agreement, dated May 31, 2006, made for the benefit of Nedbank Limited by Ronald Hirsch and Stephen Seymour(6)

4.33	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated May 31, 2006 representing 250,000 common stock purchase warrants(6)

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

4.43	Amendment agreement dated September 29, 2006 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible

EXHIBIT NUMBER	DESCRIPTION

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

EXHIBIT NUMBER	DESCRIPTION

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

EXHIBIT NUMBER	DESCRIPTION

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

4.72	Special Warrant Indenture among Nord Resources Corporation, Blackmont Capital Inc. and Computershare Trust Company of Canada, as special warrant trustee, dated June 5, 2007(27)

4.73	Warrant Indenture between Nord Resources Corporation and Computershare Trust Company of Canada, as warrant agent, dated June 5, 2007(27)

4.74	Registration Rights Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(27)

4.75	Agent’s Option Certificate issued to Blackmont Capital Inc., dated June 5, 2007(27)

4.76	Agent’s Option Certificate issued to Salman Partners Inc., dated June 5, 2007(27)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

EXHIBIT NUMBER	DESCRIPTION

10.2	Waiver Agreement between Nord Resources Corporation and Ronald A. Hirsch dated February 15, 2006(3)

10.3	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004(1)

10.4	Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated February 15, 2006(3)

10.5	Nord Resources Corporation Stock Option granted to Erland Anderson February 1, 2006(3)

10.6	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005(1)

10.7	Waiver Agreement between Nord Resources Corporation and John Perry dated February 15, 2006(3)

10.8	Letter Agreement between Nord Resources Corporation and Nicholas Tintor regarding employment matters dated February 15, 2006(3)

10.9	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004(1)

10.10	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004(1)

10.11

Second Amendment to the Terms of Agreement, Option to Purchase the “Coyote Springs” Property, Graham County, Arizona, between Nord Resources Corporation and Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC, dated January 27, 2006(3)

10.12	Option to Purchase the “Mimbres” Property from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to Nord Resources Corporation dated June 10, 2004(1)

10.13	Option Agreement between Shirley Bailey and Nord Resources Corporation dated July 19, 2004(1)

10.14	Debt Conversion between Nord Resources Corporation and Thornwell Rogers dated April 16, 2004(1)

10.15	Debt Conversion between Nord Resources Corporation and South Branch Resources LLC dated April 16, 2004(1)

10.16	Debt Conversion between Nord Resources Corporation and MRPGEO, LLC dated April 16, 2004(1)

10.17	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005(1)

10.18	Settlement Agreement and General Release between Nord Resources

EXHIBIT NUMBER	DESCRIPTION

Corporation and W. Pierce Carson dated April 22, 2005(1)

10.19	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005(1)

10.20	Warrant Amendment Agreement between Nord Resource Corporation and Pierce Carson dated October 5, 2006(28)

10.21	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)(1)

10.22	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)(1)

10.23	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)(1)

10.24	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)(1)

10.25	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering(1)

10.26	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering(1)

10.27	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering(1)

10.28	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 24, 2004(1)

10.29	Tenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated July 31, 2007(27)

10.30	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(27)

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

EXHIBIT NUMBER	DESCRIPTION

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

10.42	Agreement and Plan of Merger dated October 23, 2006 by and among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(17)

10.43	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Ronald A. Hirsch(17)

10.44	Voting Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and Stephen Seymour(17)

10.45	Deposit Escrow Agreement dated October 23, 2006 among Nord Resources Corp., Platinum Diversified Mining USA, Inc. and American Stock Transfer & Trust Company(17)

10.46	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Ron A. Hirsch dated November 2, 2006(18)

10.47	Letter Agreement respecting a performance bonus between Nord Resources Corporation and Erland A. Anderson dated November 2, 2006(18)

10.48	Letter Agreement respecting a performance bonus between Nord Resources Corporation and John T. Perry dated November 2, 2006(18)

10.49	Amended and Restated Assignment Agreement dated as of October 18, 2006, between Nord Resources Corporation and TMD Acquisition Corporation(19)

10.50	Seventh Amendment to the Agreement for Purchase and Sale of Waste Rock

EXHIBIT NUMBER	DESCRIPTION

from the Johnson Camp Mine dated November 2, 2006(19)

10.51	Settlement Agreement dated March 7, 2007 among Nord Resources Corporation, Platinum Diversified Mining, Inc., Platinum Diversified Mining USA, Inc. and PDM Merger Corp.(24)

10.52	Eighth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 19, 2007(26)

10.53	Ninth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated as of April 30, 2007(26)

10.54	Agency Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(27)

10.55	45Form of Subscription Agreement dated June 5, 2007 between Nord Resources Corporation and each purchaser of special warrants(27)

10.56	Credit Agreement dated as of June 28, 2007 between Nord Resources Corporation, Cochise Aggregates and Materials, Inc., Nedbank Limited and the Lenders from time to time party thereto(27)

10.57	Tenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated July 31, 2007(27)

10.58	Eleventh Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated October 31, 2007(29)

10.59

Long Term Cathode Sales Agreement effective February 1, 2008, with Red Kite Master Fund Limited (Portions of this document have been omitted and filed separately with the SEC pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b-2) (29)

10.60	Twelfth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 31, 2008(29)

10.61	Thirteenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated April 30, 2008(31)

10.62

Amended and Restated Credit Agreement dated as of June 30, 2008 among Nord Resources Corporation, Cochise Aggregates and Materials Inc., Nedbank Limited and the Lenders from time to time party thereto(30)

10.63	Amended and Restated Executive Employment Agreement between the Company and John Perry dated September 9, 2008. (32)

10.64	Executive Employment Agreement between the Company and Wayne Morrison dated September 9, 2008. (32)

10.65	Processing Agreement with Texas Canyon Rock & Sand, Inc., dated October 31, 2008(33)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

EXHIBIT NUMBER	DESCRIPTION

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(34)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(34)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002(34)

Additional Exhibits

99.1	Nord Resources Corporation 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8-K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from Amendment No. 1 to our preliminary proxy statement on Schedule 14A, filed with the SEC on March 27, 2006.

(9)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(28)	Incorporated by reference from our Form SB-2, filed with the SEC on October 19, 2007.

(29)	Incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(30)	Incorporated by reference from our current report on Form 8-K dated June 30, 2008 and filed with the SEC on July 7, 2008.

(31)	Incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 14, 2008.

(32)	Incorporated by reference from our current report on Form 8-K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(33)	Incorporated by reference from our current report on Form 8-K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(34)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ John T. Perry
John T. Perry
(Principal Executive Officer)
President and Chief Executive Officer

Date:	November 13, 2008

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	November 13, 2008