Form 10-K
period 2008-12-31
NORD RESOURCES CORP
filed 2009-03-31
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 1–08733

NORD RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85–0212139
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1 West Wetmore Road, Suite 203
Tucson, Arizona	85705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 292–0266

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes    [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
[   ] Yes    [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated
by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”
in Rule 12b–2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non–accelerated filer [ ]	(do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[   ] Yes    [X]  No

The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant as of June 30, 2008, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.78 per share) on that date, was approximately $43,792,815.

The registrant had 69,572,587 shares of common stock outstanding as of March 15, 2009.

NORD RESOURCES CORPORATION
Form 10–K

- ii -

FORWARD–LOOKING STATEMENTS

The information in this annual report contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward–looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward–looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward–looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward–looking statements. In some cases, you can identify forward–looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.

Forward–looking statements in this annual report include, but are not limited to, statements with respect to the following:

  the timing and possible outcome of pending regulatory and permitting matters;
  the parameters and design of our planned mining facilities on the Johnson Camp Mine;
  our future financial or operating performances and our projects;
  the estimation of mineral reserves and mineralized material;
  the timing of exploration, development and production activities and estimated future production, if any;
  estimates related to costs of production, capital, operating and exploration expenditures;
  requirements for additional capital;
  government regulation of mining operations, environmental risks, reclamation and rehabilitation expenses;
  title disputes or claims;
  limitations of insurance coverage; and
  the future price of copper or other metals.

These forward–looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward–looking statements anticipated, believed, estimated or expected.

We note, in particular, that the Johnson Camp Mine has no recent operating history upon which to base estimates of future cash flows and operating costs. These and other estimates or projections (including our expectations with respect to annual copper production from our planned operations at the Johnson Camp Mine) are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed in accordance with industry standards by third parties, the methodologies and results of which we have assumed are reasonable and accurate, which results form the basis for, and constitute a fundamental variable in, the feasibility study and technical report completed by Bikerman Engineering & Technology Associates which we have relied on. The sampling data produced by third parties and amounts of metallurgical testing are less extensive than normal and our expected copper recovery rates at the Johnson Camp Mine significantly exceed historical experience at the Johnson Camp property. There is no assurance that we will be able to meet these expectations and projections at an operational level. For further information, you should carefully read and consider the section of this annual report entitled “Risk Factors” beginning on page 4.

We caution readers not to place undue reliance on any such forward–looking statements, which speak only to a state of affairs as of the date made. We disclaim any obligation subsequently to revise any forward–looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward–looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1.            BUSINESS

Overview

We are a copper mining company and our principal asset is the Johnson Camp property located in Arizona. The Johnson Camp property includes the Johnson Camp Mine, an integrated open pit copper mine and a production facility that uses the solvent extraction, electrowinning (SX–EW) process. The Johnson Camp Mine includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits. As described in more detail below, we have recently commenced production of copper from new ore.

Development of Our Business

We acquired the Johnson Camp Mine from Arimetco, Inc. pursuant to a Sales and Purchase Agreement that had been assigned to us in June 1999 by Summo USA Corporation, the original purchaser, following the completion of certain due diligence work by Summo. Although Arimetco had ceased mining on the property in 1997, we, like Arimetco before us, continued production of copper from ore that had been mined and placed on leach pads, and from 1999 to 2003 we (through our then subsidiary Nord Copper Company) produced approximately 4,490,045 pounds of copper cathode.

In August 2003, we placed the Johnson Camp Mine on a care and maintenance program due to weak market conditions for copper at that time. In June 2007 when conditions improved, we began the process of reactivating the Johnson Camp Mine.

In September 2007, Bikerman Engineering & Technology Associates, Inc. completed a technical report for us entitled, “Johnson Camp Mine Project, Feasibility Study, Cochise County, Arizona, USA, Technical Report” (the “Technical Report”), and prepared in accordance with National Instrument 43–101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (as required for us to comply with provincial securities laws in Canada that are applicable to our Company).

In January 2008 we commenced copper cathode production from leaching old dumps, and during 2008 we produced approximately 2.9 million pounds of copper from residual leaching.

In February 2008, we entered into a long term cathode sales agreement with Red Kite Master Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing is based on the average monthly COMEX price for high–grade copper.

In order for us to resume full mining operations, we were required to complete certain steps outlined in the mine development schedule contained in the updated feasibility study forming part of the Technical Report. The mine development schedule required, among other things, that we reline an existing solution pond, construct three new lined solution ponds, prepare a new stand-alone lined leach pad facility, and that we complete the installation of a two-stage crushing circuit. The mine development schedule also contemplated the rehabilitation of the on-site SX-EW plant, and a modest expansion of the plant’s electrowinning section.

In August 2008, we received the Air Quality permit necessary to enable us to complete the construction related to the reactivation of the Johnson Camp Mine.

We commenced mining of new ore upon completion of the reactivation work in January 2009, and we commenced production of copper from new ore in February 2009. We anticipate reaching our currently planned full copper production rate of 25 million pounds of copper per annum in the spring of 2009.

In November 2008, we received a scoping study completed by an independent, internationally–recognized firm of mining engineers and consultants that found that we can potentially increase our production to an estimated rate of 40 million pounds of copper per year from our current plan of 25 million pounds of copper per year with an additional capital investment of approximately $19 million. We plan to conduct an updated feasibility study as a first step in assessing whether we should pursue this increase in our planned production. We believe that we will have sufficient cash flow from operations to commission the required updated feasibility study, but we will require additional financing if we decide to make the required capital investments to increase production. Upon completion of the updated feasibility study, which we anticipate will take six months from the date that it begins, our board of directors will analyze the results to determine whether it is in the best interests of our Company to pursue this initiative, taking into account, among other things, the availability of required financing (which cannot be assured).

Financing Activities

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23,000,000 (net proceeds of approximately $21,300,000).

In June 2008, we entered into an Amended and Restated Credit Agreement with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. All of the funds available under such facility have been used by us to finance the construction, start–up and operation of mining and metal operations at the Johnson Camp Mine. As of December 31, 2008, we had drawn down the entire $25 million of the credit facility.

In March 2009:

  our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013; and
  we sold a 2.5% royalty on the mineral production sold from the existing mineral rights at the Johnson Camp Mine for net proceeds of approximately $4,950,000.

Other Operations

The Johnson Camp property includes decorative and structural stone operations, which produce landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Until January 31, 2009 we leased the landscape and aggregate rock operations to a third party in exchange for sliding scale royalties.

Effective February 1, 2009, we commenced managing the landscape rock operation; the aggregate rock operation continues to be leased to a third party.

We do not believe that the landscape and aggregate rock operations will be material to our financial results of operation.

Incorporation and Principal Business Offices

We were formed under the laws of the State of Delaware on January 18, 1971. Our principal business offices are located at 1 West Wetmore Road, Suite 203, Tucson, Arizona 85705, and our telephone number is (520) 292–0266.

ITEM 1A.         RISK FACTORS

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

Risks Related to Our Company

We have a history of losses, and our future profitability will depend on the successful operation of the Johnson Camp Mine, which cannot be assured.

We have a history of losses, and expect to incur losses in the future until we have reached full mining operations and production levels at the Johnson Camp Mine.

We have a history of losses and expect to incur losses in the future. We had net losses of $5,038,374 for the year ended December 31, 2008. As of December 31, 2008, we had a working capital deficiency of $2,849,660. This deficiency includes current liabilities of $7,239,821 representing the current portions of our long-term debt, the current portion of interest rate swap contracts, accrued interest and capitalized leases and current assets of $9,604,405 representing the current portion of the derivative cash flow hedge contracts.

We have successfully reactivated the Johnson Camp Mine and are now in the start-up phase of development. We commenced production of copper from residual leaching in January 2008, mining of new ore in January 2009, and production of copper from new ore in February 2009. However, we cannot provide any assurance that we will ramp up to full production or have successful mining and processing operations on the Johnson Camp property in the future.

We are dependent upon the success of the Johnson Camp Mine as a source of future revenue and profits, if any. Even if we should be successful in achieving our planned full copper production rate of 25 million pounds of copper per annum, an interruption in operations of the Johnson Camp Mine may have a material adverse effect on our business.

The start-up of the Johnson Camp Mine and development of new mining operations on the Johnson Camp property will continue to require the commitment of substantial resources.

The start-up of the Johnson Camp Mine and the development of new mining operations on the Johnson Camp property have required and will continue to require the commitment of substantial resources for operating expenses and capital expenditures. We incurred approximately $36,000,000 in capital costs in the reactivation of the mine, related primarily to the rehabilitation of the solution ponds, refurbishment and a modest expansion of our SX-EW copper production facility, installation of our primary stage crusher, the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment, and other project-related items.

We estimate we will incur a further $5 million in capital costs in the next three years, primarily for the expansion of our existing leach pad capacity. We also expect to incur expenses in connection with our plans to commission an updated feasibility study and further exploratory drilling on the Johnson Camp property.

The actual amounts and timing of expenditures will depend in part on the progress of our planned development and exploration activities, the results of consultants’ analyses and recommendations (which will likely include the development of a new mine plan and the need for additional permit applications), the rate at which operating losses are incurred, the execution of any joint venture agreements or similar arrangements with strategic partners, and other factors, many of which are beyond our control. In addition, any delay in our planned ramp up to full production may cause an increase in costs for us and could have a material adverse effect on our financial condition or results of operations.

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

We have prepared estimates of future copper production. We cannot be certain that we will ever achieve our production estimates. Our production estimates depend on, among other things: the accuracy of our reserve estimates; the accuracy of assumptions regarding ore grades and recovery rates; ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of mining and processing; and our ability to obtain and maintain all necessary permits at all levels of development and production. We are processing the copper mineralization using SX–EW technology. These techniques may not be as efficient or economical as we project. Our actual production may vary from our estimates if any of these assumptions prove to be incorrect and we may never achieve profitability.

A major increase in our input costs, such as those related to acid, electricity, fuel and supplies, may have an adverse effect on our financial condition.

Our operations are affected by the cost of commodities and goods such as electrical power, sulfuric acid, fuel and supplies. The Technical Report includes an economic analysis of the Johnson Camp Mine based on the mine plan, capital and operating cost estimates current as of the second quarter of 2007. Management prepares its cost and production guidance and other forecasts based on its review of current and estimated future costs. A major increase in any of these costs may have an adverse impact on our financial condition. For example, we expect that sulfuric acid and energy, including electricity and diesel fuel, will represent a significant portion of production costs at our operations, and if the costs increase, we could be negatively affected.

Shortages of sulfuric acid, electricity and fuel, may have an adverse effect on our financial condition.

Sulfuric acid supply for SX–EW projects in the southwestern U.S. is produced primarily as a smelter byproduct at smelters in the southwest U.S. and in Mexico. We have an agreement in place for a broker of acid to supply us with sulfuric acid through the end of 2009. However, we cannot be assured that the broker will be able to provide us with an adequate supply of sulfuric acid without interruptions and we continue to remain subject to market fluctuations in the price and supply of sulfuric acid.

Continuation of our mining production is dependent on the availability of a sufficient water supply to support our mining operations.

Our mining operations require water for mining, ore processing and related support facilities. Production at the Johnson Camp Mine is dependent on continuous maintenance of our water rights. Under Arizona law groundwater outside an active management area may be withdrawn and used for reasonable and beneficial use. The character of the water right - that is groundwater versus surface water - may at some point become at issue and may be subject to adjudication to the extent certain water is determined to be surface water. We are not subject to any such adjudication claims at this time. However, we cannot predict our potential involvement in or the outcome of any adjudication proceedings which may occur impacting our water rights and uses.

Production water for the Johnson Camp Mine is currently supplied from two of three wells located on the Johnson Camp property and from a well located on private land adjacent to our property. We anticipate that it will be necessary to drill another well on our property in order to expand our leaching operation. In addition, although three of the four wells have been upgraded since 1999, further upgrades may have to be undertaken.

The loss of some or all water rights, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities.

Our estimates of reserves are inherently subject to error, particularly since we have no recent operating history on which to base such estimates. Our actual results may differ due to unforeseen events and uncontrollable factors that can have significant adverse impacts.

The Johnson Camp Mine has no recent operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Such estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed by third parties, the methodologies and results of which we have assumed - but cannot be assured - are reasonable and accurate. In addition, Bikerman Engineering & Technology Associates derived its estimates of cash operating costs at the Johnson Camp Mine from information provided by our

Company. Such information and certain other factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, comparable facility and equipment operating costs current as of the second quarter of 2007, and anticipated climatic conditions, form the basis for, and constitute fundamental variables in, the Technical Report. Actual cash operating costs and economic returns based upon development of proven and probable ore reserves may differ significantly from those originally estimated. Until reserves are actually mined and processed, the quantity of reserves must be considered as estimates only.

Our estimates of reserves are based in large part on sampling data produced by third parties and on amounts of metallurgical testing that are less extensive than normal. In addition, our expected copper recovery rates at the Johnson Camp Mine exceed historical experience at the property. There is no assurance that we will be able to meet these expectations and projections at an operational level.

Our expectations with respect to copper recovery rates exceed historical experience at the Johnson Camp Mine since we plan to crush the ore to a smaller size with the expectation of higher copper recoveries. In addition, our projections of copper recovery are based on amounts of metallurgical testing that are less extensive than are commonly used in the industry for evaluating copper oxide deposits. Furthermore, our estimates of ore reserves reflect consumption projections for sulfuric acid and other consumable items that were developed using a limited number of samples taken by the former operators of the mine on the Johnson Camp property that may not be representative of the characteristics of the copper deposits. There is no assurance that we will be able to meet these expectations and projections at an operational level.

Copper recovery rates for approximately 15% of our estimated total reserves may be less than optimal due to the presence of copper sulfide mineralization below the elevation of 4,560 feet.

Copper sulfide minerals are not as amenable to heap leach recovery techniques as are copper oxides. Since copper sulfide mineralization is evident below an approximate elevation of 4,560 feet in both the Burro and Copper Chief pits of the Johnson Camp Mine, we caution that copper recovery rates for ore anticipated to be mined below that elevation (approximately 15% of estimated total ore reserves) may be inhibited. In addition, although the column test on the sample of Abrigo ore (a type of copper bearing host rock at the Johnson Camp Mine) taken from an approximate elevation of 4,620 feet that contained 4.49% sulfides exhibiting good copper recoveries, the leaching of copper from ore mined at this depth may be less than optimal.

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

We and Bikerman Engineering & Technology Associates have conducted limited additional due diligence, such as reviews of historical project geological drill logs and assay certificates, but no additional drilling. Complete accuracy of the drill hole electronic database cannot be assured.

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

Our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays rather than on acid soluble copper assays and our expectations with respect to copper recovery are based on results of metallurgical testing that may not be duplicated in larger scale tests under onsite conditions or during production. As a result, there is a risk that we may have over–estimated the amount of recoverable copper.

Our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays rather than soluble copper assays. A reserve estimate based on total copper is an indirect measurement of copper recovery through leaching. There can be no assurance that metallurgical recoveries in small scale laboratory tests will be duplicated in larger scale tests under onsite conditions or during production. Accordingly, there is a risk that we may have over–estimated the amount of recoverable copper.

We will require additional permits and renewals of permits to reactivate the Johnson Camp Mine, the availability of which cannot be assured.

Although we have secured a number of permits for the restart and operation of the Johnson Camp Mine, we still need to obtain certain additional permits, including an aquifer protection permit. In addition, certain permits will require applications for renewal from time to time during the life of the project and certain permits may be suspended or require additional applications in the event of a significant or substantial change to the Johnson Camp Mine operations or prolonged inactivity. To the extent other approvals are required and not obtained, we may: (i) be prohibited from continuing mining and/or processing operations; (ii) forced to reduce the scale of or all of our mining operations; or (iii) be prohibited or restricted from proceeding with planned exploration or development of mineral properties. For example, we are currently producing copper under an ADEQ Compliance Order. However, we anticipate that we will be required to immediately halt all of our operations at the Johnson Camp Mine if our application for an aquifer protection permit is denied.

We have incurred substantial debt and have granted a security interest in our assets. If we are unable to repay our loans when they become due, the lenders would be entitled to realize upon their security by taking control of all or a portion of our assets.

We are a party to an Amended and Restated Credit Agreement dated as of March 31, 2009 with Nedbank Limited, as the administrative agent and lead arranger, which provided a $25,000,000 secured term loan credit facility used by our Company to finance the reactivation of the Johnson Camp Mine. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including all patented mining claims, fee lands and unpatented mining claims in which we have an interest. The lenders would be entitled to realize upon their security interests and seize our assets if we were to be unable to repay or refinance the loans as they become due. In addition, pursuant to the terms of the Credit Agreement, we are required to meet specified financial tests any time that any loan proceeds remain outstanding under the Credit Agreement.

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

If we are unable to repay, refinance or restructure our indebtedness or amend the covenants contained in our Credit Agreement at maturity or in the event of a default, the lenders could terminate their commitments under our agreement, declare all borrowings outstanding (together with accrued interest and other fees) immediately due and payable and institute foreclosure proceedings against the security. Any such actions could force us into bankruptcy or liquidation.

We may require additional financing to complete the ramp up of operations at the Johnson Camp Mine, the availability of which cannot be assured.

We may require additional financing to complete the ramp up of operations at Johnson Camp Mine. We also expect to incur a further $5 million in capital costs in the next three years, primarily for the expansion of our existing leach pad capacity. We also expect to incur expenses in connection with our plans to commission an updated feasibility study and further exploratory drilling on the Johnson Camp property. Our estimated capital costs and operating expenses may change with our actual experience as our mine plan is implemented. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

Our indebtedness, as well as the current global recession, disruption in financial markets and lower copper prices generally, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of December 31, 2008, the outstanding principal and unpaid interest amount of our debt was approximately $25,995,407. The widely reported domestic and global recession, the associated low copper prices, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened such adverse effects could continue or worsen. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These disruptions have made it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or worsen, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

If future financing is not available to us when required, as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, we may not have sufficient working capital for our exploration, development and production programs. We may also be unable to take advantage of business opportunities or respond to competitive pressures. Any of these circumstances could have an adverse effect on our operating results and financial condition.

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

Our success depends on our key executives and on certain operating personnel at the Johnson Camp Mine. We face intense competition for qualified personnel, and the loss of the services of one or more of such key personnel could have a material adverse effect on our business or operations. Our ability to manage administration, production, exploration and development activities, and hence our success, will depend in large part on the efforts of these individuals. We cannot be certain that we will be able to retain such personnel or attract a high caliber of personnel in the future.

In order to be successful during start-up and into production, we will have to expand and maintain our workforce. We may not be successful in recruiting the necessary personnel, or in managing the new challenges that we will face with any significant growth.

Our mining operations require that we maintain a workforce at the Johnson Camp Mine of approximately 80 employees as well as various contractors. This requirement places substantial demands on our Company and our management. Our ability to assimilate new personnel will be critical to our performance. We will be required to train, motivate and manage our employees. We will also have to adopt and implement new systems in all aspects of our operations. We have no assurance that we will be able to recruit the personnel required to execute our programs or to manage these changes successfully.

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

New legislation, including the Sarbanes–Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of committees of the board of directors required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations that govern publicly–held companies. The Sarbanes–Oxley Act of 2002 has resulted in a series of rules and regulations by the United States Securities and Exchange Commission, or the SEC, that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes, together with the risks associated with our business, may deter qualified individuals from accepting these roles.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

We are now subject to the ongoing internal control provisions of Section 404 of the Sarbanes–Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal controls over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision–making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our officers and directors, and three shareholders holding 10% or more of our common stock, hold a significant amount of our issued and outstanding stock which may limit non–affiliated stockholders to influence corporate matters.

Our officers and directors as a group beneficially own approximately 25.6% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock). In addition, we have three shareholders who, according to reports filed by them under the Securities Exchange Act of 1934, as amended, beneficially own 17.5%, 14.1% and 12.3%, respectively, of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock held by persons other than the relevant officer, director or 10% shareholder). This may limit the ability of our non-affiliated stockholders to influence corporate matters.

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

The securities markets in the United States and Canada have experienced a high level of price and volume volatility recently, and the market price of our securities have also experienced wide fluctuations. There can be no assurance that continual fluctuations in our share price will not occur.

Recently, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, including ours, has experienced wide fluctuations in price which have not necessarily been related to operating performance, underlying asset values or prospects. There can be no assurance that fluctuations in our share price will not continue to occur during the foreseeable future.

If we fail to obtain a listing on an established stock exchange, you may be subject to U.S. federal income tax on the disposition of your securities.

We believe that we currently are a “United States real property holding corporation” under Section 897(c) of the Internal Revenue Code, referred to as a USRPHC, and that there is a substantial likelihood that we will continue to be a USRPHC. Generally, gain recognized by a Non–U.S. Holder on the sale or other taxable disposition of common stock should be subject to U.S. federal income tax on a net income basis at normal graduated U.S. federal income tax rates if we qualify as a USRPHC at any time during the 5–year period ending on the date of the sale or other taxable disposition of the common stock (or the Non–US. Holder’s holding period for the common stock, if shorter). Under an exception to these rules, if the common stock is “regularly traded on an established securities market,” the common stock should be treated as stock of a USRPHC only with respect to a Non–U.S. Holder that held (directly or under certain constructive ownership rules) more than 5% of the common stock during the 5–year period ending on the date of the sale or other taxable disposition of the common stock (or the Non–US. Holder’s holding period for the common stock, if shorter). There can be no assurances that the common stock will be “regularly traded on an established securities market”.

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

At December 31, 2008, our Company had federal and state net operating loss carry forwards of approximately $92,700,000 and $17,400,000, respectively. A review by our tax advisors indicated that, as of December 31, 2007, we had not been subject to a change of control for the purposes of section 382 of the Internal Revenue Code. However, we have not obtained a formal tax opinion to that effect. If any change of control is deemed to have occurred – for example, either during the time preceding the completion of our unregistered special warrant offering in September 2007, or immediately following conversion of the special warrants into the underlying shares of common stock and warrants – or if a change of control occurs at any time in the future, our Company’s ability to fully utilize its net operating loss carry forwards in computing its taxable income will be limited to an annual maximum of the value of our Company just prior to the change in control multiplied by the long term tax exempt rate.

Broker–dealers may be discouraged from effecting transactions in our common shares because they are considered a penny stock and are subject to the penny stock rules. This could severely limit the market liquidity of the shares.

Our common stock currently constitutes “penny stock”. Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Rules 15g–1 through 15g–9 promulgated under the United States Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers–dealers who engage in certain transactions involving a “penny stock.” In particular, a broker–dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker–dealer or the transaction is otherwise exempt. A broker–dealer is also required to disclose commissions payable to the broker–dealer and the registered representative and current quotations for the securities. Finally, a broker–dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

The additional sales practice and disclosure requirements imposed upon broker–dealers may discourage broker–dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

Copper prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand (including that related to housing), and the political and economic conditions of copper producing countries throughout the world. The aggregate effect of these factors on copper price is impossible to predict. Because mining operations are conducted over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons, including a belief that the low price is temporary and/or the greater expense incurred in closing an operation permanently. The value and price of our common shares, our financial results, and our exploration, development and production activities may be significantly adversely affected by declines in the price of copper and other metals.

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

Our operations will be subject to all the hazards and risks normally encountered in the exploration, development and production of copper and other base or precious metals, including unusual and unexpected geologic formations, seismic activity, pit–wall failures, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and legal liability.

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

In North America there are organizations opposed to mining, particularly to open pit mines such as the Johnson Camp Mine. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is still the possibility that those opposed to the operation of the Johnson Camp Mine will attempt to interfere with the operation of the Johnson Camp Mine, whether by legal process, regulatory process or otherwise. Such interference could have an impact on our ability to operate the Johnson Camp Mine in the manner that is most efficient or appropriate, or at all, and any such impact would have a material adverse effect on our financial condition and results of operations.

Our operations are subject to environmental risks and environmental regulation. Our failure to manage such risks or comply with such regulation will potentially expose us to significant liability.

All phases of our operations are subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that we anticipate will require stricter standards and enforcement, increased fines and penalties for non–compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation may adversely affect our operations, if any. Environmental hazards may exist on the Johnson Camp property or on properties that we hold or may acquire in the future that are unknown to us at present and that have been caused by previous or existing owners or operators of the properties.

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

Production, if any, at the Johnson Camp Mine will involve the use of hazardous materials. Should these materials leak or otherwise be discharged from their containment systems, we may become subject to liability for hazards or cleanup work that we are not insured against.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.            PROPERTIES

A glossary of Technical Terms appears at page 82.

Johnson Camp Property

Technical Report

Unless stated otherwise, information of a technical or scientific nature related to the Johnson Camp property is summarized or extracted from the Technical Report. The Technical Report is also referred to as a feasibility study in this annual report. Management’s plans, expectations and forecasts related to our Johnson Camp property are based on assumptions, qualifications and procedures which are set out only in the full Technical Report. The Technical Report was filed electronically on November 13, 2007, on the System for Electronic Document Analysis and Retrieval (commonly, known as “SEDAR”), and is publicly available on the Internet at www.sedar.com, under our Company’s profile.

Description and Location

We currently have one development property, the Johnson Camp property, which is located in Cochise County, approximately 65 miles (105 kilometers) east of Tucson, in Cochise County, Arizona, one mile north of the Johnson Road exit off of Interstate Highway 10 between the towns of Benson and Willcox in all or parts of Sections 22, 23, 24, 25, 26, 27, 35 and 36, Township 15 South, Range 22 West. (See Figure 1: Location Map).

The Johnson Camp project currently includes: two open pits; one waste dump; three heap leach pads; a crushing, agglomeration and conveying system; a SX–EW processing plant; and ancillary facilities. The Burro Pit is larger than the Copper Chief Pit and contains 60% of the project reserves. The Burro Pit is located east of the SX–EW process plant. The Copper Chief Pit is located approximately 2,000 feet northwest of the Burro Pit.

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

Figure 1: Location Map

Location Map
Johnson Camp Mine - Southeast Arizona

N
Flagstaff
40
Kingman
40
Prescott
17
10
Phoenix
Safford
8
10
Yuma
Johnson Camp
Copper Project
Tucson
10
19

Titles

The Johnson Camp property consists of 59 patented lode mining claims, 102 unpatented lode mining claims and 617 acres of fee simple lands. (See Figure 2: Johnson Camp Land Status Map). The patented claims comprise approximately 871 acres and the unpatented claims comprise approximately 1,604 acres. Thus, the Johnson Camp property covers approximately 3,092 acres. All of the claims are contiguous, and some of the unpatented mining claims overlap. We keep the unpatented mining claims in good standing by paying fees of $13,250 per year to the United States Federal Government. We keep the fee simple and patented claims in good standing by paying property taxes and claims filing fees of approximately $35,000 per year. The copper processing facilities and the Copper Chief and Burro open pits that serve as focal points for our mine plan are located on the patented mining claims or the fee simple lands.

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

Figure 2: Johnson Camp Land Status Map

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

Vegetation on the property is typical of the upper Sonoran Desert and includes bunchgrasses and cacti. Higher elevations support live oak and juniper, with dense stands of pinyon pine common on north–facing slopes.

The existing facilities include the SX-EW processing plant, an administrative and engineering office and warehouse, laboratory, truck shop, core storage building, plant mechanical shop, and various used vehicles, pumps and other equipment. The newly constructed crushing, conveying and stacking system include the following: One 42x65 inch gyratory crusher, conveyors feeding a 40,000 ton (10,000 ton live) coarse ore stockpile, three feeders and a conveyor that feeds two 6x20-foot screens, conveyor feeding a 100-ton surge bin, two conveyors feeding two H6800 hydrocone secondary crushers, conveyor feeding a 40,000 ton fine ore stockpile, three feeders and a conveyor feeding a 10x35-foot agglomerator, an approximate 3,000 foot overland conveyor feeding a stacking system that includes twenty-one 100-

foot grasshopper conveyors and a 150-foot radial tele-stacker. The SX-EW processing plant was refurbished and expanded to handle solution from the new crushed and stacked ore and is comprised of a solvent extraction plant, an electrowinning tank house, a tank farm and four solution storage ponds. The solvent extraction plant consists of four extraction mixer-settlers and two strip mixer-settlers, and has a capacity of 2,500 to 5,000 gallons per minute depending if the circuit is in a series or parallel configuration. The electrowinning tank house consists of 88 electrowinning cells that can produce up to 25 million pounds per year. The tank farm, located in front of the tank house, is used for intermediate storage of electrolyte. The four solution storage ponds have a total capacity of approximately 18 million gallons. A new automated cathode stripping machine has been installed to strip copper cathodes from the stainless steel blanks.

The plant also includes a new cell house crane, a new boiler and associated heat exchanger, a new set of electrolyte filters, a clay filter press, and an upgrade to the transformer/rectifier new pumper-mixers, and a sulfuric acid storage tank.

There are several access rights of way and three water wells which are located on the Johnson Camp property and one well on private land where we have access and water rights. Potential water well sites have been identified on our land near Section 19 and will be drilled if additional water is required.

Commercial electrical power and telephone lines remain in place and operational. The Johnson Camp property receives electrical power from Sulphur Springs Valley Electric Cooperative (SSVEC). We are in discussions with SSVEC to negotiate a new long term power contract. Power is received at two substations owned by us that can handle the additional power loads required for the expanded operations. Our workforce at the Johnson Camp Mine is approximately 70 employees. We utilize contractors under our supervision for mining, drilling, blasting and hauling the mined material. We manage all other activities at the Johnson Camp Mine. We believe that there are sufficient skilled operating, maintenance, and technical personnel available that can be employed for the Johnson Camp Mine.

Geological Setting and Mineralization

The Johnson Camp property is located along the east fold of the Little Dragoon Mountains in southeastern Arizona. The rocks exposed on the Johnson Camp property range from the pinal schist that is located at the western end of the Johnson Camp property to the escabrosa limestone that is located at the eastern end of the Johnson Camp property, all of which contain some quartz monzonite porphyry. Large disseminated copper deposits occur in several rock formations at the Johnson Camp Mine. In the region of the Burro and Copper Chief open pits, the copper–bearing rocks dip moderately to the northeast and consist of sedimentary rocks that have been intruded by two diabase dikes.

The main copper bearing host rock units at the Johnson Camp Mine are the Abrigo, Bolsa Quartzite, Pioneer Shale, and the Diabase formations. The Diabase formation is positioned at the base of the copper bearing rock units, overlain by the Bolsa Quartzite, and the lower and middle Abrigo formations. In the Burro pit, oxide copper is located primarily on bedding planes as veins and replacements and along various fractures. In the Copper Chief pit, located approximately 1,500 feet to the north of the Burro pit, oxide copper occurs as disseminations in the Diabase formation and along fractures within the Diabase and in the Bolsa Quartzite units. Other bulk–mineable copper exploration targets lie along trend from both the Copper Chief and Burro deposits.

The style of mineralization and the type of alteration recently mapped on the northern lower benches of the Burro pit suggest the possible presence beneath the property of a mineralized porphyry–type deposit. In addition to the alteration evidence, a prominent magnetic low anomaly is present between the Burro pit and Copper Chief deposit supporting the possible presence of a porphyry–type deposit at depth. Porphyry copper deposits are typically very large, low grade and require processing by recovery processes much different than those planned for the Johnson Camp Mine.

The following cross section diagram illustrates the relative positions, and the geologic and mineralized nature of the various formations in the Burro pit.

Figure 3: Burro Pit Area

The following cross section diagram illustrates the relative positions, and the geologic and mineralized nature of the various formations in the Copper Chief pit.

Figure 4: Copper Chief Deposit

Historic Copper Production

From 1975 to 1986, Cyprus mined approximately 15,000,000 tons of ore grading approximately 0.6 percent total copper from the Burro pit. In addition, approximately 12,000,000 tons of waste rock was produced. All ore placed on the heaps was run–of–mine (that is, not crushed). In total, approximately 107,000,000 pounds of cathode copper were produced by SX–EW methods.

Cyprus used a variety of analytical techniques to determine acid soluble copper grades during its operation of the Johnson Camp property and the copper grades for ore placed for leach were reported as acid soluble copper. Recovery of copper by Cyprus totaled 80 percent of the acid soluble copper grade placed on the leach pads. After the closure, Cyprus dismantled the SX–EW plant and moved the plant to another mine. Cyprus continued to maintain ownership of the Johnson Camp property until 1989, when it sold its holdings in the district to Arimetco.

In mid–1990, Arimetco constructed a new SX–EW plant on the Johnson Camp property, and rehabilitated the leach systems on the existing Cyprus pads and the collection, raffinate, and plant feed ponds. Arimetco resumed mining in the Burro pit in 1991, and made further improvements to the facility between 1993 and 1996. Arimetco began limited open pit mining from the Copper Chief deposit in 1996, and continued mining in both the Burro and Copper Chief deposits until 1997 when production was terminated. Ore placed on the heaps from 1991 through 1995 was run–of–mine (not crushed).

In 1996, based on metallurgical testing it conducted, Arimetco added a crushing plant to reduce the particle size of ore placed on the heaps in an effort to improve recoveries. The metallurgical test work indicated improved recoveries from crushed ore. We believe that the initial results from leaching of crushed ore placed on a new liner system installed by Arimetco were an increase in leach solution copper grade and an improvement in recoveries to the point where they matched the metallurgical test work performed on certain ore at a similar crush size. However, crushed ore represented less than 25 percent of the total ore that Arimetco had under leach. According to the Technical Report these operating results, along with the column leach test results, clearly support the need to crush the ore to obtain reasonable recoveries under heap leach conditions.

Production by Arimetco between 1991 and 1997 for the Burro and Copper Chief pits totaled approximately 16,000,000 tons of ore grading approximately 0.35 percent total copper and 12,000,000 tons of waste, primarily from the Burro pit, producing approximately 50,000,000 pounds of cathode copper. Arimetco achieved recoveries of approximately 43 percent of the total copper grade from mostly uncrushed ore placed on the heaps. Arimetco ceased mining operations in mid–1997.

The acid soluble copper assay techniques used by Arimetco for ore grade estimation are not directly comparable to the acid soluble copper assay techniques used by Cyprus. Arimetco recoveries were calculated based on total copper assays. The use of two different assay techniques by Cyprus and Arimetco could have led to inconsistencies in or the skewing of the data underlying our estimates, thereby increasing the risk of an overestimation of ore reserves at Johnson Camp Mine. (See “Risk Factors – Risks Related to Our Company”).

Reserves

A summary of the Johnson Camp proven and probable reserves are presented in the table below. Further details about the reserves on the Johnson Camp property can be found in the Technical Report.

Johnson Camp Mine
Summary of Proven and Probable Reserves
		Reserves
Description	Tons		Copper	Recoverable Copper
	(thousands)	Grade (% Cu)	(millions of lbs)	(millions of lbs)
Proven Reserves	54,977	0.338	319	245
Probable Reserves	18,410	0.327	173	129
Total	73,387	0.335	492	374

Notes:

  The ore reserves were estimated in accordance with Industry Guide 7 of the Securities and Exchange Commission (sometimes referred to in this annual report as the “SEC”) and CIM Guidelines.
  The actual tonnage and grade of reserves are generally expected to be within 90–95% of the estimate for proven reserves, and 70–80% for probable reserves.
  Reserves are based on a copper price of $1.50/lb and on total copper assays. Bikerman Engineering & Technology Associates used a copper price of $1.50/lb.
  Reserves are based on operating costs estimated as of the second quarter of 2007.
  The internal cutoff grade used in the reserve analysis was 0.063 – 0.069 percent total copper (depending on rock type). All inferred resource blocks were treated as waste, regardless of their estimated copper grade

Other Mineralized Material

In addition to the above mentioned reserves, mineralized material is contained in the Burro and Copper Chief deposits at the Johnson Camp property and was estimated using the guidelines established in, and is compliant with, Canadian NI 43–101 standards. In addition, there are numerous other prospects of mineralized material that remain to be explored and tested.

Drilling

Initial Drill Hole Database

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

From October 1999 to January 2000 we conducted four exploration drilling programs using reverse circulation drilling in areas of the Johnson Camp property other than the Burro and Copper Chief deposit areas. Forty–three holes were drilled in the North area (above the Copper Chief), 17 holes were drilled in the Keystone area about one–half mile south of the Burro pit, a deep hole was drilled in the area between the Burro pit and the Copper Chief pit, and three condemnation holes were drilled in the area of our planned future leach pad and plant. Although certain drill results achieved in these four exploration drilling programs were encouraging, we found no copper mineralization that could be classified as reserves as a result of these programs.

Further Exploratory Drilling

In January 2008, we completed the first phase of preliminary exploratory drilling around the periphery of the existing boundaries of the Burro and Copper Chief pits. Twenty-five vertical reverse-circulation drill holes were completed adjacent to and to the south of the Burro Pit and in the Copper Chief deposit area on the Johnson Camp property. All of the related sample preparation and assays were performed utilizing industry standard analytical models by Arizona Assayers Inc., a laboratory independent to our company and doing business in Tucson, Arizona, as Skyline Assayers & Laboratories. A sample quality assurance/quality check program was followed, which called for the regular insertion of independent standards, blanks and duplicate samples.

The newer drill results, when combined with a previous drill hole, S-13, indicate the continuation of copper mineralization from the current south edge of the Burro Pit approximately 1,000 feet further to the south. The drill results also indicate that the copper mineralization in this area is hosted in the same rock units as at the Burro Pit. The drilling at Copper Chief increases the drill hole density within the current planned pit in the north area of the deposit and also expands copper mineralization to the northwest and southeast of the planned pit boundaries.

These drill results will be incorporated into a new block model for both the Burro and Copper Chief pits in 2009 and, depending on the economic conditions, be considered in determining if additional drilling is warranted.

Projected Copper Production from Existing Leach Pads

In 1999, we conducted a limited drilling program to evaluate actual copper content of the existing heaps. The drilling program was conducted to provide an estimate of the copper values in the heaps, but cannot be considered a definitive measure. Based on estimated heap tonnages, there are approximately 75,000,000 pounds of acid soluble copper remaining in the heaps, and, in 2008, we recovered approximately 2,900,000 pounds of copper from residual leaching.

Mining Operations

Based on the Technical Report, we expect the Johnson Camp Mine to produce approximately 25 million pounds of copper per year, for an anticipated mine life of 16 years.

Copper production is originating from both an active leach program of newly mined ore and the residual leaching of the existing leach dumps. Once sufficient new ore is placed on the existing pads, leaching for residual copper will be completed.

The operating plan for the crushed ore is as follows: The ore is crushed to a P-80 of one inch (80% is less than one inch) and sulfuric acid is added to the ore in the agglomerator, where the leaching kinetics begin. The ore is stacked on existing leach pads at a height of 20 feet and a raffinate solution is applied at varying application rates and leached for 150 days. Once the new material has been placed on the large, existing pads and leached for 150 days, a second 20-foot lift is placed on the pads. Based on our stacking plan, the existing leach pads have sufficient surface area for more than two years at which time a new leach pad and pond will be constructed.

Use of Total Copper Assays

For the reasons discussed below, our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays and recoveries rather than soluble copper assays and recoveries.

Total copper values were available for both the Copper Chief and Burro deposits. However, only 39 percent of the Copper Chief assay intervals also had acid soluble copper values, and the available data on acid soluble copper was incomplete for all samples. In addition, the database of acid soluble copper values for the Burro deposit reflects two different analytical techniques: (a) a conventional acid soluble method used by Cyprus for 94 of the holes included in the drill hole database; and (b) a more aggressive methodology used by Arimetco for the other 48 drill holes included in the database for the purpose of estimating the ultimate recoveries that may be experienced in the heaps at the Johnson Camp Mine. In summary, total copper assays were the only common denominator for all drill hole assays included in the drill hole database. As a result, only a total copper grade resource model was constructed for both deposits. A reserve estimate based on total copper is an indirect measurement of the amount of copper that is metallurgically available for recovery. Accordingly, there is a risk that we may have overestimated the amount of recoverable copper. (See “Risk Factors – Risks Related to Our Company”).

Data Verification

Four different major categories or levels of data verification have been completed at Johnson Camp Mine by Cyprus Copper, Arimetco, Summo, and others in evaluating the geological, drill hole, and assay database. Each major category or level of data verification provides a measure of confidence in the database. Bikerman Engineering & Technology Associates has concluded that taken in aggregate, all four categories provide corroboration and thus a higher degree of confidence in the data. The categories include: individual inter–company verifications; intra–company verifications; third party reviews; and reconciliations.

Inter–Company Verifications

Cyprus conducted drilling and assaying with both internal and external check assay procedures for data verification. Cyprus had samples assayed at more than one external lab for both total copper and acid–soluble copper. Those external labs were reputable commercial analytical labs commonly employed by the mining and exploration industry at the time. A quality assurance quality control, or QA/QC, procedure was also in place whereby Cyprus composited sample pulps and re–submitted the composite for assay as a comparison with the average of individual assays. In addition, Cyprus did bottle roll tests on core samples to provide an additional analysis for comparison. Bikerman Engineering & Technology Associates has concluded that, while these procedures were not done for every hole and every sample, they were done in sufficient amount to detect either errors in the analytical process or high variability in assays as a result of the geology and no significant or consistent variances were noted.

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

In summary, Bikerman Engineering & Technology Associates has concluded that both Cyprus and Arimetco conducted standard documented copper analyses in–house and with external labs, had some degree of QA/QC procedures in place and detected no significant problems with repeatability or accuracy of copper assays.

Intra–Company Verifications

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

Summo drilled four holes in the Burro pit and nine in the Copper Chief pit as reverse circulation drill holes. Bikerman Engineering & Technology Associates examined the assay sheets and drill hole logs for a randomly selected Summo drill hole in the Burro pit and for adjacent drill holes by Cyprus and determined that the assay values in all three holes had the same general range of copper values, in the same lithological units, and while not intended as true twin–holes, each drill hole generally verifies the others.

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

The Summo commissioned feasibility study examined the drill hole database, geology, assays, bulk density measurements, QA/QC procedures and completed various block model–to–drill hole comparisons, and reconciliations of the model with historical productions. The Summo commissioned feasibility study verified the block model grades of their resource estimate against the Arimetco drill hole database. Bikerman Engineering & Technology Associates has reviewed the Summo commissioned feasibility study and concluded that this work verifies that the constructed resource block model, is representative of the data base and that the examination by the engineering company and the prior operators verifies the database.

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

Reconciliations

As the drill hole database is the foundation of the resource and reserve estimates, Bikerman Engineering & Technology Associates has concluded that the most significant verification of the drill hole database is the comparison of its derived block model with the production of mined material. This is accomplished by a reconciliation of the drill hole determined block model tonnage and grade against the blast–hole determined tonnage and grade. The results of reconciliations indicate the model generally replicated or slightly underestimated grade for similar tonnages.

The feasibility study commissioned by Summo compared total historical production with the block model and found both tonnage and grade to be within 0.8% of the combined Cyprus and Arimetco production. Bikerman Engineering & Technology Associates has concluded that this is a close correlation between the historical production and the database–derived block model.

Additional Third Party Review

A third party consulting firm observed, and Bikerman Engineering & Technology Associates concurred, that the basic information upon which verification relies is available for the Johnson Camp Property, including: pre–mine and post–mine mapping; drill hole geological logs; copies of daily drill reports; drill core sampling procedures (Cyprus); original or copies of original assay certificates from commercial analytical labs and the Cyprus Johnson Camp Mine lab; documented sample preparation and analytical procedures; standard analytical procedures used by laboratories, several vintages of geological maps, rock density procedures by an independent laboratory; blast hole pattern assay maps; production records as truck counts to leach dumps; actual production records (from blast holes) versus forecast production (from the deposit model); pre–feasibility and feasibility reports; current availability of geological personnel who actually performed some of the work; and a limited library of core samples and sample pulps.

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

In May 2006, the consultant visited our Company’s offices in Tucson, Arizona for the purpose of completing an exhaustive audit of the Copper Chief and Burro Pit deposit electronic database. The consultant verified geologic drill hole logs for the model and verified assay certificates to the electronic database. Bikerman Engineering & Technology Associates considers the results of the verification to be quite positive. For example, the consultant checked, and confirmed approximately 40% of the Copper Chief electronic database and found two typographical errors, and he checked approximately 20% of the Burro Pit electronic data base and found one omission.

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

Metallurgical Test Work

Metallurgical testing was completed in two programs. The first was authorized by Arimetco in May 1995 and was completed at an independent laboratory. The two ore samples that were subjected to testing were collected at the Johnson Camp Mine by Arimetco personnel and consisted of, respectively, approximately 2,000 pounds of run–of–mine schist/shale ore and 8,500 pounds of run–of–mine diabase ore. Seven column tests were used to evaluate the influence of crush size on copper extraction and each ore was tested at a nominal crush size of three inches and a nominal crush size of one inch. The results of the tests showed that when leached for 60 days, crushing the ore significantly increased the copper extraction for both sizes of crushed ore. The ore was still leaching copper when the test program was stopped at 60 days.

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

The bulk samples for the Summo metallurgical testing were taken from several areas of the Burro and Copper Chief pits, with all sample locations above the 4,560 foot elevation in the zone dominated by the copper oxide minerals chrysocolla and malachite. The assay results for the Abrigo formation sample taken from an elevation of 4,620 feet, however, indicated a sulfide content of 4.49%. This suggests that the leaching of copper from ore mined at this elevation may be less than optimal.

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

The forecasted recoveries of copper that were reviewed by Bikerman Engineering & Technology Associates in preparing their technical report are based on the column tests and are dependent on the crushing of the ore to a nominal size of one inch. The Arimetco test program indicated the importance of this parameter. Cyprus operated the Johnson Camp Mine for a run–of–mine operation whereby non–crushed ore was placed on the leach pads. Arimetco also ran the Johnson Camp Mine as a run–of–mine operation until late 1995 at which time it began crushing the ore to approximately 3 inches. Our current copper recovery estimates provide for extracting 74 to 81 percent of the total copper content of the ore mined, depending on ore type and with crushing to a nominal size of one inch.

According to Cyprus’ records, it achieved copper extraction of up to 80 percent of the acid soluble copper from uncrushed, run–of–mine material. However, the Arimetco operation, which leached new run–of–mine ore, old Cyprus run–of–mine ore, and 4,300,000 tons of ore reported to have been crushed to a nominal size of three inches, achieved copper recovery (from 1991 through 1998) of 43 percent of total copper. Arimetco’s records do not distinguish between copper extracted from old Cyprus material, new run–of–mine ore, and new crushed ore.

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

Royalty Obligations

Copper metal produced from Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1,000,000. As of December 31, 2008, our Company has paid approximately $58,000 under this commitment.

On March 31, 2009, we sold a 2.5% royalty on the mineral production sold from the existing mineral rights at Johnson Camp to International Royalty Corporation, acting through its subsidiary, IRC Nevada Inc., for net proceeds of approximately $4,950,000.

United States Mining and Environmental Laws

Arizona State Mining Laws

Mining in the State of Arizona is subject to federal, state and local laws. Three types of these laws are of particular importance to the Johnson Camp property: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment. The Johnson Camp current mining operations are located on private land including both patented mining claims and fee simple lands.

Our exploration activities in the United States are subject to regulation by governmental agencies under various mining and environmental laws. The nature and scope of regulation depends on a variety of factors, including the type of activities being conducted, the ownership status of land on which the operations are located, the nature of the resources affected, the states in which the operations are located, the delegation of federal air and water–pollution control and other programs to state agencies, and the structure and organization of state and local permitting agencies. We evaluate our projects in light of the cost and impact of current regulations on the proposed activity, and evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our operations.

The Johnson Camp property also includes unpatented claims. The rights of mineral claimants on federal lands are governed by both the Mining Law of 1872 and the mining claim location requirements of Arizona law. Under federal mining law, a mining claim may be patented and conveyed from the United States into fee ownership. An unpatented mining claim is a right of possession in the claimant to develop and mine federal lands and minerals owned by the United States. Mining claims are located in accordance with both state and federal law, which require notice by monumenting and registration with the county recorder; an annual affidavit showing monies spent on labor or improvements is required to maintain the claim. Congress has placed a moratorium on the processing of mineral patent applications filed after 1994.

Generally, compliance with environmental and related mining health and safety laws and regulations, including the federal Mine Safety and Health Act, requires us to obtain permits issued by regulatory agencies and to file various reports, keep records of our operations and respond to governmental inspections. Some permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered.

U.S. Federal and State Environmental Law

Our past and future activities in the United States may cause us to be subject to liability under various federal and state laws for the protection of the environment.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. Arizona’s analogue to CERCLA, is the Water Quality Assurance Revolving Fund (WQARF) statute.

Under the Resource Conservation and Recovery Act (RCRA) and related state laws, including the Arizona Hazardous Waste Management Act (HWMA), the generation, transport, treatment, storage, and disposal of hazardous or solid wastes associated with certain mining–related activities are highly regulated. Administration of the federal RCRA programs was delegated to Arizona and is handled through the HWMA. RCRA and HWMA costs may also include corrective action or clean–up costs. Failure to comply can create a fineable condition.

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws. The substantive requirements of the Clean Air Act, including permitting and enforcement of standards are administered by Arizona and certain counties depending upon the size and nature of sources of air emissions. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions and regulated emissions. In August 2008, we received an air quality permit from ADEQ which permitted us to resume construction at the Johnson Camp Mine and in January 2009 we commenced mining and crushing new ore.

Under the federal Clean Water Act and delegated state water–quality programs, point–source discharges into “Waters of the United States” are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill materials into “Waters of the United States,” including wetlands. Storm water discharges also are regulated and permitted under the storm water program. All of those programs impose permitting and other requirements on our operations. Arizona has been delegated authority under the federal NPDES permitting program. We maintain an active Storm Water Pollution Prevention Plan onsite and are in the process of having it renewed. In addition, certain proposed activities (increased heap leach pad capacity, new ponds and waste dump facilities) indicated potential assessment for applicability of a U.S. Army Corps of Engineers section 404 Dredge & Fill Permit. We are evaluating this circumstance.

We have also adopted a Spill Prevention Control and Counter Measures Plan.

The federal Pollution Prevention Act of 1990, that implements the Community–Right–To–Know portions of CERCLA, from time–to–time may require us to file annual toxic chemical release forms. This is dependent on the amount and character of the materials we will have and use at the facility.

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

Under Arizona’s Aquifer Protection Permit Program facilities that “discharge”, including certain mining operations, are required to obtain an Aquifer Protection Permit (“APP”). An APP application is currently pending review at the Arizona Department of Environmental Quality for the Johnson Camp Mine.

The Johnson Camp property has undergone mining activities for a period of over 125 years. We acquired the Johnson Camp property from Arimetco subject to a number of conditions that constituted aquifer protection law violations and compliance measures. Accordingly, in connection with the acquisition, Consent Order P–139–99 was entered with the ADEQ in June 1999. We agreed to upgrade and improve certain of the facilities and complete certain remediation activities at the Johnson Camp property by September 2000. On January 3, 2001, Consent Order P–401–01 was entered with the ADEQ which replaced Consent Order P–139–99. Consent Order P–401–01 allowed the Johnson Camp Mine to continue to operate and to make improvements to the facility with the view to bringing it into compliance with current Arizona statutes.

On September 7, 2002, the ADEQ issued Compliance Order APP–1 14–02. That order required the following:

  the Johnson Camp Mine be brought into compliance with Arizona’s aquifer protection laws;

  a Stipulated Judgment and Stipulated Judgment Entry Agreement be entered with the ADEQ which provided for civil penalties in the amount of $4,325,000 as a consequence of violation of Consent Order #P401-1 and the aquifer protection laws, subject to the agreement by the ADEQ that it would not file for entry of the judgment unless Compliance Order APP–1 14– 02 was violated and the violation was not cured on a timely basis, or unless we became the subject of a bankruptcy, insolvency or receivership proceeding prior to achieving compliance with Compliance Order APP–1 14–02; and

  an Escrow Agreement be entered with the ADEQ requiring a $1,500,000 deposit by our Company into an escrow account to be used solely to pay for the direct costs of bringing the Johnson Camp Mine into compliance with Compliance Order APP–1 14–02 and the aquifer protection laws.

In response to Compliance Order APP–1 14–02, we applied the $1,500,000 in escrowed funds to environmental remediation activities at the Johnson Camp Mine and to the preparation and filing of an Aquifer Protection Permit application with the ADEQ in June 2003.

The ADEQ responded to the aquifer protection permit application by letter dated September 2, 2003 which identified a comprehensive list of specific deficiencies. A partial response was submitted on September 28, 2006, however certain financial assurances required by the ADEQ could not be provided at that time. In reply, the ADEQ issued an Administrative Review Notice dated May 18, 2007 which included, among other things, lack of the required financial assurances as a deficiency. We submitted a response on July 2, 2007, but were unable to provide certain financial assurances in a form acceptable to the ADEQ. On July 6, 2007, a notice of violation was issued citing the failure to provide the required financial assurances. On August 1, 2007, the outstanding financial assurances were submitted to the ADEQ, and, on August 10, 2007, a formal response to the notice of violation including documentation evidencing submission of financial assurances was filed.

On August 15, 2007, the ADEQ declared that all components necessary for the Aquifer Protection Permit application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process. Since then, the ADEQ has made subsequent requests for information and we have made additional submissions in response. The most recent request for information is dated March 5, 2009 requesting a response within 45 days. We are currently evaluating the request.

During this permitting process we are allowed to produce copper from the Johnson Camp Mine while we continue to comply with the mandates of Compliance Order APP–1 14–02.

In addition, the ADEQ issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the APP Program and indicating that certain violations constituted non–compliance with the Compliance Order APP–1 14–02. We timely responded to the Notice of Violation by submittal dated August 7, 2008, indicating that no such violations occurred. In addition, we performed certain remedial type actions with respect to various areas referenced in the ADEQ’s Notice of Violation. The ADEQ responded, indicating that it was not completely satisfied with our Company’s position and response. The parties conferred and we submitted additional information dated January 15, 2009 in accordance with the parties’ discussions. The ADEQ has not responded in writing to the January 15, 2009 submittal.

We are committed to materially complying with all requirements under applicable environmental laws and regulations. These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

U.S. Federal and State Reclamation Requirements

We are subject to mine plan and land reclamation requirements under the Federal Land Policy and Management Act and/or the Arizona Mined Land Reclamation provisions, which are implemented through permits and operations and reclamation plans that apply to exploration and mining activities. These requirements mandate reclamation of disturbed areas and require the posting of bonds or other financial assurance in an amount sufficient to satisfy expected reclamation costs. If reclamation obligations are not met, the designated agency could draw on these bonds and letters of credit to fund expenditures for reclamation requirements.

Reclamation requirements generally include stabilizing, contouring, and re–vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics. We believe that we are currently in substantial compliance with and are committed to maintaining all of our financial assurance and reclamation obligations pursuant to our permits and applicable laws.

Our Reclamation and Closure Plan

The previous owner of the Johnson Camp property, Arimetco Inc., had no reclamation or closure plans, nor is there a bond outstanding to perform reclamation and closure activities. We submitted our reclamation and mine closure plan to the Arizona State Mine Inspectors Office in July 2007 which plan contemplates reclaiming all mining disturbances occurring after 1987 to a level that will support the designated post–mining land use. Open pit mines are excluded from reclamation requirements; however, waste dumps, tailing piles, leach facilities, process water ponds, site buildings and roadways will require closure and reclamation.

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

Our closure plan includes measures to be taken to prevent discharges of pollutants from the facility after operations cease, the methods that we will use to secure the facility, and any other measures needed to protect groundwater resources, including post–closure monitoring and maintenance as needed. Mine closure costs from existing and future impacts of the contemplated operations have been estimated to total $1,850,000. The financial projection assumes a salvage value of the mining, process and service equipment of $2,512,000, a value in excess of the estimated mine closure cost.

Status of Permits – Summary

The development, operation, closure and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations and public agency decisions. This section does not attempt to exhaustively identify all of the permits and authorizations that need to be obtained, but instead focuses on those that are considered to be the main permits that are on the critical path for project startup. These are summarized in the table below:

Permit	Status

Compliance Order	Currently allows copper production from site. Compliance with this order requires material compliance with its contents and the issuance of the Aquifer Protection Permit.

Air Quality Permit	In August 2008, an air quality permit was issued from the ADEQ which permitted construction and further mining and crushing operations at the Johnson Camp Mine.

Hazardous Material Transport and Storage	None Required. Material Safety Data Sheets are maintained on property.

Explosives Storage and Use	Mining Contractor is responsible for use and storage of explosives and is permitted accordingly.

Weights and Measures	Site is licensed by the Arizona Department of Weights and Measures for the weighing of cathode copper for shipment and sale.

Aquifer Protection Permit (APP)	Application is currently under technical review by ADEQ.

Storm Water National Pollutant Discharge Elimination System	Permit number AZR05B377 issued on March 7, 2001. A Storm Water Pollution Prevention Plan has been fully developed and was revised and updated in December 2008.

Water Supply

4 existing wells are permitted: Moore Mine (#36–66376), Republic Mine (#36–66377), Black Prince Mine (#36–66378) and Section 19 Well (#36–66379). Nord is currently working with its engineering consultant and ADEQ for approval of an on–site drinking water system.

Reclamation and Mine Closure Plan Reclamation and Mine Closure Plan with adequate financial assurances was submitted to the Arizona State Mine Inspectors Office in July 2007. The Plan is under review.

Landscape and Aggregate Rock Operation

The Johnson Camp property includes decorative and structural stone operations, which produce landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Until January 31, 2009, we leased the landscape rock operation to JC Rock, LLC and the aggregate rock operation to Texas Canyon Rock & Sand Inc. in exchange for sliding scale royalties. Effective February 1, 2009, we commenced managing the landscape rock operation although the landscape rock is processed by a third party; the aggregate rock operation continues to be leased to Texas Canyon Rock & Sand.

The rock currently being sold for landscaping purposes is bolsa quartzite, and is known in the market as Coronado Brown. We caused Cochise Aggregates and Materials, Inc. to certify “Coronado Brown Landscape Rock” as a trade name in the State of Arizona on July 15, 2005. We do not believe that the landscape and aggregate rock operations will be material to our financial results of operation.

OTHER PROPERTIES

In addition to the Johnson Camp property, we have an option to acquire an interest in the Texas Arizona claim, an exploration stage project that we do not consider to be material to our overall operations at this time. As described in more detail below, we also held options to acquire interests in the Coyote Springs and Mimbres properties. We elected to allow our option on the Coyote Springs property to expire unexercised in accordance with its terms in January 2009, and to terminate our rights under the Mimbres option in January 2008.

Texas Arizona Mines Project

In July 2004, we entered into an option agreement with an individual named Shirley Bailey to acquire a 100% interest in four unpatented mining claims for a polymetallic exploration target in Cochise County, Arizona, known as the Texas Arizona Mine. We paid $980 to acquire the option in 2004 and an additional $10,000 in 2008 to exercise the option. The claims are located in the Johnson Mining District approximately three miles from the Johnson Camp Mine.

Coyote Springs

In January 2004, our Company acquired an exclusive option from Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC (“Coyote Option Agreement”) to purchase the leasehold rights and mining claims located in the Safford mining district in Graham County, Arizona, commonly known as “Coyote Springs”, consisting of two State of Arizona mineral exploration leases and 52 unpatented mining claims. The Coyote Springs property is a porphyry copper–gold exploration target with exposed, surface copper oxides and considerable potential for deeper copper sulfides.

The Coyote Springs option gave us the right to acquire the Coyote Springs project in exchange for (i) the issuance of certain shares of our Company’s common stock, as described below, to Thornwell Rogers, South Branch Resources, LLC, and MRPGEO, LLC in their respective capacities as the Coyote Springs owners; (ii) at the election of the Coyote Springs owners, the issuance of either 149,994 shares of common stock or $165,000 cash in the aggregate, or a combination of shares and cash, to be paid in three annual installments of $50,010, $54,990 and $60,000 beginning in January 2006; (iii) the issuance of 99,999 stock options in each of January 2004 and 2006, and the issuance of 106,674 stock options in 2008; and (iv) in January 2009, at the election of the Coyote Springs owners, payment of $1,600,005 cash or the equivalent value in shares of common stock (based on market price at the time). The stock options issued prior to 2008 have an exercise price 15% below the value of our Company’s common stock on the date of grant and are to expire 36 months following their respective grant dates. In order to comply with

TSX rules, the number of stock options granted subsequent to January 2008 was grossed up in lieu of the 15% discount.

Pursuant to an amended agreement dated January 27, 2006, the Coyote Springs owners agreed to accept an aggregate of $21,000 in cash and an aggregate of 83,844 shares of our common stock valued at $29,010, in full satisfaction of the $50,010 payment due in 2006. We also issued 99,999 stock options to the Coyote Springs owners with an effective grant date of January 28, 2006 and an exercise price of $0.47 per share. In January 2007, we paid an additional $18,330 and issued 33,332 shares of our common stock valued at $36,665 in conjunction with the Coyote Springs option. In January 2008, we paid an additional $60,000 in conjunction with the Coyote Spring Option and issued 106,674 stock options to the Coyote Springs owners. Each stock option entitles the holder to purchase one share of common stock in the capital of our Company at an exercise price of $1.00 per share until 5:00 pm (Tucson time) on January 24, 2011.

In December 2008, we elected to allow our option to acquire an interest in the Coyote Springs property to expire unexercised in accordance with its terms in January 2009. As of December 31, 2008, the total consideration paid under the Coyote Springs option was valued at $400,836, including the value of all stock options and shares of common stock issued. We have recorded a charge to other expense in the amount of $400,836 to reflect the write off of our investment in this property.

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

In January 2008, we elected to terminate the option agreement. Consequently, we have recorded a charge to other expenses in the amount of $6,002 to reflect the write off of our investment in this property.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in prior annual reports on Form 10–KSB, the ADEQ issued a Compliance Order on September 7, 2002, requiring our Company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, we entered into a stipulated judgment with the ADEQ which assessed civil penalties against us in the amount of $4,325,000. The stipulated judgment can only be entered should a default notice issued pursuant to the Compliance Order not be cured within 60 days after notice is received. The Compliance Order further provides that any future violations of Arizona’s aquifer protection laws would subject us to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment. See the discussion in Item 2, under the heading “Properties - United States Mining and Environmental Laws: U.S. Federal and State Environmental Law,” for additional information regarding status of the Compliance Order.

Patent Infringement Lawsuit

In January 2009, a lawsuit was filed by Corrosion IP Corp. and CTI Southwest, LLC against our Company alleging that certain containers for corrosive materials purchased by us from Novenco Consultants Limited infringe on three patents held by the plaintiffs, and further alleging that we have infringed on a copyrighted drawing owned by the plaintiffs. We have filed an answer denying all liability and have also filed a Third Party Complaint against Novenco. Prior to our purchase of the containers from Novenco, Novenco assured us that the containers did not infringe on any patents held by others and provided our Company with an indemnification agreement whereby Novenco agreed to indemnify our Company from any damages that might arise from a claim of patent infringement. We believe that the containers do not infringe on any patents held by the plaintiffs. We also believe that, in any event, Novenco will be held responsible for any possible damages. We are mitigating our risks associated with the litigation by assembling proof that the plaintiffs’ allegations are false and further through the Third Party Complaint against Novenco. We believe that if the plaintiffs are successful, the resulting award of damages against us, if any, will not be material to the financial condition of our Company.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of our Company was held on October 15, 2008 at 10:00 a.m. (Tucson Time). At the annual meeting, the stockholders adopted resolutions:

1.

To elect Ronald A. Hirsch, John T. Perry, Stephen D. Seymour, Douglas P. Hamilton, John F. Cook and T. Sean Harvey to our board of directors. The votes cast for or withheld in respect of each nominee were as follows:

	For	Withheld
Ronald A. Hirsch	39,675,049	1,435,534
John T. Perry	39,961,655	1,148,928
Stephen D. Seymour	39,677,173	1,433,410
Douglas P. Hamilton	39,709,323	1,401,260
John F. Cook	39,994,678	1,115,905
T. Sean Harvey	39,994,905	1,115,678

2.

To ratify the selection of Mayer Hoffman McCann P.C. as our Company’s independent registered public accounting firm for the year ending December 31, 2008. The votes cast for or against this proposal, and the number of abstentions, were as follows:

For	Against	Abstain
40,122,061	926,718	61,802

3.

To approve the amendments to the Company’s 2006 Stock Incentive Plan as requested by the Toronto Stock Exchange in the form presented at the Annual Meeting, which form incorporates the amendments set forth in Schedule C to the Proxy Statement:

For	Against	Abstain
28,660,037	1,412,263	10,968

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded on the New York Stock Exchange from September 1985 until November 18, 1999. Thereafter, it was traded on the Over–The–Counter Bulletin Board until May 31, 2001 and Pink OTC Markets Inc. (formerly, Pink Sheets, LLC) until March 4, 2008. Our common stock commenced trading on the Toronto Stock Exchange, in Canadian dollars, under the symbol “NRD” on January 21, 2008, and on the OTC Bulletin Board under the symbol “NRDS” on March 5, 2008. The following table sets forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the Pink Sheets LLC (now the Pink OTC Markets Inc.), the TSX and the OTC Bulletin Board. The prices relating to the OTC markets reflect inter–dealer prices, without retail mark–up, markdown or commission and may not represent actual transactions.

Pink OTC Markets Inc.
(formerly Pink Sheets, LLC)

	2007	2006
1st Quarter	$0.60 – 1.18	$0.26 – 0.64
2nd Quarter	0.65 – 0.85	0.51 – 1.22
3rd Quarter	0.72 – 1.47	0.72 – 0.95
4th Quarter	0.90–1.40	0.70 – 1.23

OTC Bulletin Board

2008
1st Quarter (1)	$0.80 – 0.96
2nd Quarter	0.66 – 0.95
3rd Quarter	0.28 – 0.80
4th Quarter	0.08 – 0.59
(1) Since March 5, 2008

Toronto Stock Exchange

2008
1st Quarter(1)	CDN$0.67 – 1.15
2nd Quarter	0.70 – 1.00
3rd Quarter	0.36 – 0.88
4th Quarter	0.06 – 0.61
(1) Since January 21, 2008

Holders

The number of record holders of our common stock, $0.01 par value, as of March 15, 2009 was 2,056.

Dividends

We have not, since the date of our incorporation, declared or paid any dividends on our common shares. In addition, pursuant to the terms of our Amended and Restated Credit Agreement with Nedbank, we are restricted from paying dividends or making distributions on shares of our common stock. Therefore, we anticipate that we will retain future earnings and other cash resources for the operation and development of our business for the foreseeable future. The payment of dividends in the future will depend on our earnings, if any, and our financial condition and such other factors as our board of directors considers appropriate.

Equity Compensation Plans

We have adopted a stock incentive plan (which includes a subpart governing deferred stock units in lieu of the DSU Plan) (the “2006 Stock Incentive Plan”) which was approved by our stockholders at our Annual General Meeting held on October 18, 2006. Amendments to the 2006 Stock Incentive Plan were approved by our stockholders at our Annual General Meeting held on October 15, 2008. The amendments have been incorporated into an Amended and Restated 2006 Stock Incentive Plan (the “Amended and Restated 2006 Stock Incentive Plan”) which has been filed with the SEC.

A total of 6,000,000 shares of common stock have been reserved for issuance under all awards that may be granted under the Amended and Restated 2006 Stock Incentive Plan. “Eligible Participants” who are entitled to participate in the Amended and Restated 2006 Stock Incentive Plan consist of employees, directors and consultants of (a) our Company or (b) any of the following entities: (i) any “parent corporation” as defined in section 424(e) of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) any “subsidiary corporation” as defined in section 424(f) of the Code; or (iii) any business, corporation, partnership, limited liability company or other entity in which our Company, a parent corporation or a subsidiary corporation holds a substantial ownership interest, directly or indirectly.

The Amended and Restated 2006 Stock Incentive Plan provides for the granting to Eligible Participants of such incentive awards (each, an “Award”) as the administrator of the Amended and Restated 2006 Stock Incentive Plan (the “Administrator”) may from time to time approve. The Amended and Restated 2006 Stock Incentive Plan includes the following provisions:

(a)	the Administrator will be a Committee of the Board of Directors of our Company appointed to act in such capacity, or otherwise, the Board of Directors itself;

(b)	each Award will be subject to a separate award agreement (an “Award Agreement”) to be executed by our Company and the Grantee, which shall specify the term of the Award; and

(c)

subject to applicable laws, including the rules of any applicable stock exchange or national market system, the Administrator will be authorized to grant any type of Award to an Eligible Participant (9a “Grantee”) that is not inconsistent with the provisions of the plan, and the specific terms and provisions of which are set forth in an Award Agreement, and that by its terms involves or may involve the issuance of: (i) shares of common stock, (ii) a stock option, (iii) a stock appreciation right entitling the Grantee to acquire such number of shares of common stock or such cash compensation as will be determined by reference to any appreciation in the value of our Company’s common stock, (iv) restricted stock issuable for such consideration (if any) and subject to such restrictions as may be established by the Administrator, (v) unrestricted stock issuable for such consideration (if any) on such terms and conditions as may be established by the Administrator, (vi) restricted stock units, subject to such restrictions as may be imposed by the Administrator, and represented by notional accounts maintained in the respective names of the Grantees that are valued solely by reference to shares of common stock of our Company and payable only in shares after the restrictions have lapsed, (vii) deferred stock units issuable to eligible directors in lieu of certain eligible remuneration otherwise payable in shares of common stock, subject to settlement in accordance with the terms and conditions of the Award and represented by notional accounts maintained in the respective names of the Grantees, (viii) dividend equivalent rights, which are rights entitling the Grantee to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock, (ix) any other security with the value derived from the value of our Company’s common stock, or (x) any combination of the foregoing.

Any Award that is subject to a restriction will become fully exercisable only as set forth in the applicable Award Agreement. Nevertheless, the Amended and Restated 2006 Stock Incentive Plan provides the Administrator with the sole discretion, at any time, to declare any or all Awards to be fully or partially vested and exercisable, provided that the Administrator does not have the authority to accelerate or postpone the timing of payment or settlement with respect to Awards subject to Section 409A of the Code in a manner that would cause the Awards to be subject to certain related interest and penalty provisions. The Administrator may discriminate among Eligible Participants or among Awards in exercising such discretion.

The Amended and Restated 2006 Stock Incentive Plan has specific provisions which apply to grants of Awards intended to qualify as “performance–based compensation”, as defined under section 162(m) of the Code, to any employees who are “covered employees” for the purposes of section 162(m)(3) of the Code.

Under the Amended and Restated 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options under section 422 of the Code and the related regulations, or as non–incentive stock options under section 83 of the Code. As of December 31, 2008, we have granted a total of 4,510,000 non–qualified stock options and 200,000 incentive stock options under the Amended and Restated 2006 Stock Incentive Plan. In addition, 200,000 previously issued non–qualified stock options have been cancelled.

We have also granted non–qualified stock options under individual compensation arrangements, which have been authorized by our board of directors. Such options have been granted outside of, and are therefore not subject to, the Amended and Restated 2006 Stock Incentive Plan.

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2008.

The following table provides a summary of the number of stock options and deferred stock units outstanding as at December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,181,237 (1)	0.53	684,325
Equity compensation plans not approved by security holders(2)	0	0.00	N/A
Total(3)	5,181,237 (1)	0.53	684,325

Notes:

(1)

Includes 4,710,000 shares of common stock reserved for issuance in connection with stock options granted under the 2006 Stock Incentive Plan, and 471,237 shares of common stock reserved for issuance in connection with deferred stock units granted to our Company’s non–executive directors under the 2006 Stock Incentive Plan. A total of 166,667 deferred stock units were not issued until January, 2009, but are included in this table as they were issued to our non–executive directors in respect of services rendered during the quarter ended December 31, 2008. Does not include 44,411 common shares issued during 2008, and 90,027 shares issued during 2007, pursuant to the conversion of deferred stock units.

(2)

Amount does not include 1,840,002 stock options with an exercise price of $0.75 per share issued to agents as compensation in connection with our unregistered special warrants offering in June 2007, and stock options in the amounts of 99,999 with an exercise price of $0.47 per share and 106,674 with an exercise price of $1.00 issued pursuant to our option agreement in respect of the Coyote Springs property.

(3)

Includes certain options granted to executive officers pursuant to employment agreements described in more detail under the caption “Employment Contracts and Termination of Employment and Change–In–Control Arrangements.”

(4)	The deferred stock units are disregarded for purposes of calculating the weighted average exercise price of outstanding options.

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2008 on the following quarterly reports on Form 10–Q, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Annual Report on Form 10–KSB for the year ended December 31, 2007	March 26, 2008
Quarterly Report on Form 10–Q for the quarterly period ended March 31, 2008	May 14, 2008
Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2008	August 14, 2008
Quarterly Report on Form 10–Q for the quarterly period ended September 30, 2008	November 14, 2008

During the year ended December 31, 2008, we issued the following securities without registration under the Securities Act of 1933 which have not been reported on the Annual Report on Form 10–KSB and the Quarterly Reports on Form 10–Q described above:

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors has exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2008. Our non–executive directors earned the following additional deferred stock units during the quarter ended December 31, 2008: John Cook, the Chairman of the Compensation Committee, earned 41,667 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, earned 51,282 deferred stock units; Stephen Seymour, the Chairman of our Corporate Governance and Nominating Committee earned 41,667 deferred stock units; and T. Sean Harvey earned 32,051 deferred stock units. We issued these securities to the directors, each of whom is an accredited investor, in January 2008, relying on Section 4(2) of the Securities Act of 1933, as amended.

During the quarterly period ended December 31, 2008, we issued 1,810,000 stock options with an exercise price $0.09 and a value of $95,994 to employees and member of the Board of Directors of our Company. We issued these securities relying on Section 4(2) of the Securities Act of 1933, as amended.

During the quarterly period ended December 31, 2008, warrants to purchase 560,000 shares of our Company’s common stock were exercised. Each of the warrants had an exercise price of $0.25 per share. We issued these shares of common stock to two warrant holders, as accredited investors, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008.

ITEM 6.            SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2008 and 2007, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward–looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Overview of Our Business

We are a copper mining company and our principal asset is the Johnson Camp property located in Arizona. The Johnson Camp property includes the Johnson Camp Mine and a production facility that uses the solvent extraction, electrowinning (SX–EW) process. The Johnson Camp Mine is an existing open pit copper mine; it includes two pits, namely the Burro and the Copper Chief bulk mining pits. We have recently commenced production of copper from new ore.

The Johnson Camp property includes decorative and structural stone operations, which produce landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Until January 31, 2009 we leased the landscape and aggregate rock operations to a third party in exchange for sliding scale royalties. Effective February 1, 2009, we commenced managing the landscape rock operation; the aggregate rock operation continues to be leased to a third party.

Our Plan of Operations

Overview

We had placed the Johnson Camp Mine on a care and maintenance program in August 2003 due to weak market conditions for copper at that time. In June 2007 when conditions improved, we began the process of reactivating the Johnson Camp Mine.

In January 2008 we commenced copper cathode production from leaching old dumps, and during 2008 we produced approximately 2.9 million pounds of copper from residual leaching.

In August 2008, we received the Air Quality permit necessary to enable us to complete the reactivation of the Johnson Camp Mine. We commenced mining of new ore upon completion of the reactivation work in January 2009, and we commenced production of copper from new ore in February 2009. We anticipate reaching our currently planned full copper production rate of 25 million pounds of copper per annum in the spring of 2009.

In February 2008, we entered into a long term cathode sales agreement with Red Kite Master Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing is based on the average monthly COMEX price for high–grade copper.

In November 2008 we received a scoping study completed by an independent, internationally–recognized firm of mining engineers and consultants that found that we can potentially increase our production to an estimated rate of 40 million pounds of copper per year from our current plan of 25 million pounds of copper per year with an additional capital investment of approximately $19 million. We plan to conduct an updated feasibility study as a first step in assessing whether we should pursue this increase in our planned production. We believe that we will have sufficient cash flow from operations to commission the required updated feasibility study, but we will require additional financing if we decide to make the required capital investments to increase production. Upon completion of the updated feasibility study, which we anticipate will take six months from the date that it begins, our board of directors will analyze the results to determine whether it is in the best interests of our Company to pursue this initiative, taking into account, among other things, the availability of required financing (which cannot be assured).

Our business and our ability to realize our business objectives and implement our operating plan is subject to a number of additional risks and uncertainties, including those discussed under the heading “Risk Factors”.

Estimated Capital Costs

The initial capital costs to complete the reactivation of the Johnson Camp Mine were approximately $36 million. Such costs related primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SW-EX copper production facility; (c) the installation of our primary stage crusher, and the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment; and (d) other project-related items.

We estimate we will incur a further $5 million in capital costs in the next three years, primarily for the expansion of our existing leach pad capacity. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Liquidity and Financial Resources

Our Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to complete the production ramp up of the Johnson Camp Mine, to produce copper at a level where we can become profitable, to pay off existing debt and provide sufficient funds for general corporate purposes, all of which is uncertain. Our consolidated financial statements contain additional note disclosures to this effect, and the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Working Capital

The following table sets forth our cash and working capital as of December 31, 2008 and 2007:

	As of		As of
	December		December
	31, 2008		31, 2007

Cash reserves	$4,465,245	(1)	$3,368,910	(2)

Working capital surplus
(deficiency)	$(2,849,660	)(3)	$710,914	(4)

Notes:

(1)

Excludes $1,533,662 in restricted cash being held in a Debt Service Reserve Account in conjunction with the close-out of a portion of our Company’s hedge contracts and $686,476 being held in conjunction with two letters of credit. The $1,533,662 was reclassified to unrestricted cash in March of 2009.

(2)

Excludes $3,000,000 in restricted cash being held in a Debt Service Reserve Account in conjunction with our $25 million secured term loan credit facility with Nedbank Limited and $686,476 being held in conjunction with two letters of credit. The $3,000,000 was reclassified to unrestricted cash during 2008.

(3)

Includes $6,674,662 in current portion long-term debt and capital lease obligations. In March 2009, our Company entered into an Amended and Restated Credit Agreement which, among other things, deferred the payment of $3,333,333 in current portion of long-term debt until 2012.

(4)	Includes $325,751 in current portion long-term debt and capital lease obligations

Special Warrant Financing

We completed an offering of 30,666,700 special warrants on June 5, 2007. The special warrants were offered and sold at a price of $0.75 per special warrant, for aggregate gross proceeds of $23,000,025. Our net proceeds after payment of the costs of the offering, including agents’ commissions, were $21,334,368. Following completion of the offering, we applied a portion of the proceeds to fully repay the $5,000,000 secured bridge loan to Nedbank Limited. We also paid a total of $3,035,474 to certain officers and directors in satisfaction of various accrued and outstanding amounts payable to them including repayment of the $564,812 outstanding amount under the $600,000 revolving credit facility, $315,000 associated with the TMD settlement, repayment of the 50% portion of the related party convertible notes as stipulated in the related debt agreement, as amended, and $2,023,633 in accrued and outstanding consulting fees, salaries, bonuses and fees to certain senior officers and directors which had been accrued over the four years up to December 31, 2007.

Credit Agreement with Nedbank Limited, as Lead Arranger

We also entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. The Credit Agreement was amended and restated as of June 30, 2008, and provided for a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our Company, with the aggregate amount of all term loans being $25 million. As of December 31, 2008, all of the $25,000,000 had been drawn down on the loan. Proceeds from the loan have been used to fund the purchase and installation of equipment associated with the reactivation of the Johnson Camp Mine.

In March 2009, we agreed to amend and restate our $25 million credit agreement with Nedbank. Although payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013, the payments scheduled to be paid on March 31 and June 30, 2009 (the “Deferred Payments”) have been deferred until December 31, 2012 and March 31, 2013, respectively. The loan now bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 6.06%. The margin will be reduced by 1.75% if we prepay the deferred payments, and will be reduced by an additional 0.5% upon completion of the Johnson Camp Mine, as defined in the amended and restated credit agreement, which is currently scheduled for October 2009.

Under the amended and restated credit agreement, we may sell certain copper price hedging instruments that we currently hold under copper price hedging agreements maturing on October 1, 2010 or later, if the net proceeds to our Company will be more than $2.2 million. If we elect to do so, we will be required to set aside $2.2 million in a segregated account to fund our debt service obligations under the credit facility. The existing loan will then be separated into two tranches, whereby the first tranche will be equal to the aggregate principal amount then outstanding minus $2.2 million, which will be the principal amount of the second tranche. The second tranche will be subject to an interest rate of LIBOR plus 5.00% per annum and scheduled for repayment on March 31, 2013. However, if we prepay the Deferred Payments, the second tranche will be amortized in equal portions over the number of quarters remaining until March 31, 2013.

Sale of a Royalty

On March 31, 2009, our Company sold to International Royalty Corporation, acting through its subsidiary IRC Nevada Inc., a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale are approximately $4,950,000. The royalty is payable in cash on a quarterly basis.

Results of Operations – Years Ended December 31, 2008 and 2007

The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2008 and 2007.

Consolidated Loss From Operations

	Year Ended December 31
	2008	2007
Net sales	$8,115,820	$–

Costs applicable to sales (exclusive of depreciation, depletion and amortization	8,795,628	–

shown separately below)

General and administrative expenses	3,701,083	6,135,527
Write–down of inventory to net realizable value	530,964	–
Depreciation, depletion and amortization	251,487	123,768
Loss from operations	$(5,123,342)	$(6,259,295)

Net Sales

We commenced commercial production from residual leaching on February 1, 2008. One hundred percent of the copper cathode production from the Johnson Camp Mine was sold to Red Kite Master Fund Limited under the previously described off-take agreement. During 2008, we recorded revenues of $8,115,820 from the sale of 2,842,890 pounds of copper cathode, all of which was produced from residual leaching. Revenues earned from the sale of 58,723 pounds of copper cathode produced from residual leaching prior to the commencement of commercial production in the amount of $209,907 were credited to development costs.

We did not have any sales during 2007 due to the fact that the Johnson Camp Mine was on a care and maintenance program during that year.

Costs Applicable to Sales

Cost applicable to sales represents the costs incurred in converting the ore present in existing leach pads into salable copper cathodes. The conversion process includes leaching of stockpiles, solvent extraction and electrowinning. Costs include labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore. However, the cost applicable to sales excludes depreciation, depletion and amortization, and the write-down of inventory to net realizable value.

We incurred $8,795,628 of costs applicable to sales from the commencement of commercial production (February 1, 2008) through December 31, 2008. Operating costs incurred from December 1, 2007 through January 31, 2008 in the amount of $572,765 (net of pre commercial revenue) were capitalized and are being amortized over the expected life of production of copper cathodes from existing heaps.

Our primary cost associated with residual leaching is sulfuric acid which amounted to approximately $4.1 million for the year ended December 31, 2008. During 2008, we were subject to significant price volatility in the sulfuric acid market as prices rose from a low of approximately $150 per ton delivered in the first quarter of 2008 to a high of almost $300 per ton delivered in the fourth quarter of 2008. Prices have subsequently decreased significantly and are now in the $100 per ton delivered range as of the first quarter 2009.

Write–down of Inventory to Net Realizable Value

As a result of the decline in copper prices in the fourth quarter of 2008 and the impact of higher operating costs on inventory balances during 2008, our Company recorded charges totaling $530,964 to reduce the carrying value of copper and chemical inventories to net realizable value.

General and Administrative Expenses

Our general and administrative expenses decreased to $3,701,083 during 2008 as compared to $6,135,527 in 2007. The higher general and administrative expenses in 2007 reflected, in part, $1,079,120 related to drilling expenditures incurred at Coyote Springs and Johnson Camp Mine, and $818,305 in legal, accounting and registration fees related to our special warrant offering. In addition, there was a $328,000 decrease in employee and director compensation during 2008. This decrease in general and administrative expenses between 2007 and 2008 was partially offset by a $194,326 increase related to the listing of our common stock on the Toronto Stock Exchange in January 2008.

Depreciation, Depletion and Amortization

Our depreciation and amortization expense increased by $127,719 in 2008, as compared to 2007, due to additional purchases of property and equipment associated with the restart of Johnson Camp being placed in service during 2008.

Other Income (Expense)

The following table sets forth our other income and expenses during the fiscal years ended December 31, 2008 and 2007:

	Year Ended December 31
	2008	2007
Other income (expense)
Interest expense	$(408,202)	$(577,171)
Other expenses	(406,838)	–
Legal settlement	–	3,617,166
Miscellaneous income	900,008	707,119
Total other income (expense)	$84,968	$3,747,114

The following discussion highlights some of the more significant items included in the foregoing table.

Interest

Interest expense is attributable to interest that we pay on loans that we have obtained to fund our business operations, amortization of debt issuance costs on loans previously secured and the non-cash interest expense of $125,137 resulting from our Company electing to extend the exercise period on 818,590 warrants held by Nedbank by six months. These warrants expired unexercised in November 2008. During 2008, we capitalized 100% of the interest costs incurred on the Nedbank project financing commitment, in the amount of $995,407.

During the years ended December 31, 2008 and 2007, we incurred $408,202 and $577,171, respectively, in total interest expense, as follows:

	Year Ended December 31
	2008	2007
Amortization of debt issuance costs	$239,772	$180,652
Accretion on modification of warrants	125,137	–
Interest on notes payable	–	396,519
Other interest expenses	43,293	–
Total	$408,202	$577,171

Other Expenses

Other expenses during 2008 are comprised of the $400,836 and the $6,002 expenses to write–off the carrying amounts of the Coyote Springs and Mimbres speculative mineral property projects that were abandoned during the year. We do not consider either of these projects to have been material to our overall operations.

Legal Settlement

In March, 2007, we entered into a settlement agreement with Platinum Diversified Mining, Inc. and its subsidiaries (collectively, the “PDM Parties”) in connection with the agreement and plan of merger between our Company and the PDM Parties dated October 23, 2006. The settlement agreement sets forth the terms and conditions of the settlement of the dispute and disagreements arising between us and the PDM Parties from the failure of the Merger to close. The PDM Parties paid our $3,617,166 during the year ended December 31, 2007.

Miscellaneous Income

Sources of miscellaneous income for the year ended December 31, 2008 were:

  Royalty income from landscape aggregate business of $237,043;
  Interest income of $126,017;
  Realized gain on ineffective copper hedges of $521,577; and
  Other income of $15,371.

Sources of miscellaneous income for the year ended December 31, 2007 were:

  Royalty income from landscape aggregate business of $402,624;
  Interest income of $276,643; and
  Other income of $27,852.

Net Loss

The following table reflects our net loss for the years ended December 31, 2008 and 2007, after taking into account the amounts recognized as other income or expenses.

	Year Ended December 31
	2008	2007
Loss from operations	$(5,123,342)	$(6,259,295)
Other income (expense)	84,968	3,747,114
Provision for income taxes	–	–
Net Loss	$(5,038,374)	$(2,512,181)

We recorded a net loss of $5,038,374 for the year ended December 31, 2008 as compared to a net loss of $2,512,181 for the year ended December 31, 2007. The decrease in net loss between these periods is primarily related to:

  The $3,617,166 gain during 2007 from PDM settlement agreement, as discussed above; and
  Negative gross margins from the sale of copper cathode from residual leaching operations which began on February 1, 2008.

The increase in net loss was partially offset by a decrease in general and administrative costs, as discussed above.

Cash Flows From Operating Activities

Our cash flows from operating activities during 2008 and 2007 were ($4,262,344) and ($3,702,010), respectively. Our cash flows from operating activities for 2008 include an increase in inventory of $741,155 as a result of the reactivation of the Johnson Camp Mine. Our cash flows from operating activities during 2007 include a decrease in accrued expenses of $1,925,424 primarily for the payment of obligations that became due upon the completion of our special warrant financing.

Cash Flows From Investing Activities

Our cash flows from investing activities during 2008 were ($15,357,645) due primarily to $18,355,185 in construction costs related to the reactivation of the Johnson Camp Mine. This amount was offset in part by the decrease in restricted cash and marketable securities in the amount of $1,466,338 and the proceeds from the sale of cash flow hedges in the amount of $1,531,202. These proceeds were classified as restricted cash as of December 31, 2008 and reclassified to unrestricted cash in March 2009.

Our cash flows from investing activities during 2007 were ($13,783,865) due primarily to capital expenditures of $10,097,389 related to the restart of Johnson Camp and an increase in restricted cash of $3,686,476. Under the Amended and Restated Credit Agreement with Nedbank Limited dated June 28, 2007, our Company was required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. Our Company maintained a balance of $3,000,000 as of December 31, 2007. During 2008, this requirement was clarified and we now believe that we are not required to maintain a Debt Services Reserve Balance until we are in the financial position to do so. In addition, our Company purchased two certificates of deposit totaling $686,476 which are held as collateral on two letters of credit for various purposes, including environmental reclamation and other general corporate purposes.

Cash Flows From Financing Activities

Our cash flows from financing activities during 2008 were $20,716,324 compared to $19,846,950 for the same period in 2007.

During 2008, we drew down $20,000,000 from our $25,000,000 secured term loan credit facility with Nedbank. Proceeds from the loan were used to purchase and install equipment, and to purchase supplies, associated with the reactivation of the Johnson Camp Mine. As of December 31, 2008, our Company was fully drawn down on the facility. Interest on the term loan credit facility in the amount of $995,407 is being accrued and will be added to the principal balance of the credit facility when our Company begins to make payments in September, 2009. In addition, during 2008, we entered into a lease agreement for the purchase of equipment valued at $79,310, which has been accounted for as a non–cash transaction for purposes of the consolidated statement of cash flows, and we made principal payments on this and other capitalized leases of $35,676.

During 2008, warrant holders exercised 2,540,000 warrants with exercise prices ranging between $0.25 and $0.50 into 2,540,000 shares of our Company’s common stock resulting in proceeds to our Company of $702,000. In addition, one option holder exercised 250,000 options with an exercise price of $0.20 into 250,000 shares of our Company’s common stock, resulting in proceeds to our Company of $50,000.

During 2007, we received a $100,000 loan from Auramet which was added to the then outstanding principal under our $5,000,000 secured bridge loan facility with Nedbank, and we incurred $75,000 in debt issuance costs associated with the extensions of the Nedbank bridge loan, resulting in $25,000 in proceeds to our Company. During 2007, we repaid the $5,000,000 in outstanding principal under this facility.

During 2007, we completed the special warrant offering for gross proceeds of $23,000,025 of which $1,665,657 was used to pay the direct offering expenses incurred as a result of the special warrant financing. We then used $5,714,114 of those proceeds to repay our debt which consisted of the Nedbank bridge loan, the revolving credit facility, the convertible notes and an equipment loan. In December 2007, the special warrants were converted for no additional consideration into the underlying shares of common stock and warrants. A total of 15,333,350 warrants were issued upon conversion of the special warrants. Each warrant entitles the holder to purchase one share of common stock until September 5, 2012 at a price of $1.10 per share. The warrants are governed by the terms of a warrant indenture between our Company and Computershare Trust Company of Canada, as the warrant agent. These warrants remain outstanding as of December 31, 2008.

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

During 2007, we drew down $5,025,000 from our $25,000,000 secured term loan credit facility with Nedbank. Proceeds from the loan were used to purchase supplies and equipment associated with the reactivation of the Johnson Camp Mine. During 2007, we incurred $1,222,673 in debt issuance costs ($1,197,673 of which was incurred in connection with the Nedbank Credit Agreement).

During 2007, warrant holders exercised 931,589 warrants with exercise prices ranging between $0.35 and $0.56 into 931,589 shares of our Company’s common stock resulting in proceeds to our Company of $443,119.

During 2007, we made principal payments capitalized on our lease of $18,750.

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

We believe that our critical accounting policies and estimates include the accounting for inventories, marketable securities and long–lived assets, valuation of derivatives, stock options and warrants, income taxes, reclamation costs, and accounting for legal contingencies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company be unable to continue as a going concern. Such adjustments could be material. Our Company’s continuation as a going concern is dependent upon its ability to meet its obligations under its Credit Agreement with Nedbank and to produce copper to sell at a level where our

Company becomes profitable. Our Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, reduction in copper prices, or other unfavorable events, our Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our Company and its wholly owned subsidiary, Cochise Aggregates and Materials, Inc. (“Cochise”). Cochise was set up to produce and market landscape rock products and aggregates derived from the Johnson Camp Mine overburden piles. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves of the Johnson Camp Mine that are the basis for future cash flow estimates; reclamation obligations; asset impairment (including long–lived assets and investments); valuation allowances for deferred tax assets; disclosures and reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. Our Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, our Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As required by the Credit Agreement with Nedbank Limited (“Nedbank”) dated June 28, 2007 (the “Credit Agreement”), our Company is required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. During 2008, this requirement was clarified and our Company now believes that it is not required to maintain the Debt Service Reserve Balance until is in the financial position to fund such an account. The balance at December 31, 2008, reflects proceeds received from the close–out of a portion of our Company’s hedge position. This amount was reclassified to unrestricted cash in the first quarter of 2009. Our Company maintained balances of $1,533,662 and $3,000,000 at December 31, 2008 and 2007, respectively.

Marketable securities at December 31, 2008 and 2007, consist of certificates of deposit which are considered held-to-maturity securities and are stated at amortized cost on the consolidated balance sheet. The certificates of deposit have an original maturity of 14 months, expire in December 2009 and carry a stated interest rate of 3.05% per annum. All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of our Company’s investments in marketable debt and equity securities at the time of each purchase and reevaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which our Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Accounts Receivable

Our Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. Our Company does not accrue finance or interest charges. On a periodic basis, our Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2008 and 2007.

Revenue Recognition

Our Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. Our Company evaluates these estimates on a regular basis and revises them as necessary.

Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories and classified as “inventories” on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of costs applicable to sales. The current portion of inventories is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified as long–term. The major classifications of inventories are as follows:

Stockpiles

Stockpiles represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

Ore on Leach Pads

The recovery of copper from certain copper oxide ores is achieved through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the copper contained in the ore. The resulting “pregnant” solution is further processed in a plant where the copper is recovered. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from ore on leach pads as pounds are recovered based on the average cost per estimated recoverable pound of copper on the leach pad.

The estimates of recoverable copper on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover approximately 77% of the recoverable pounds in the first year of leaching, declining each year thereafter until the leaching process is complete.

Although the quantities of recoverable copper placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of copper actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write–downs to net realizable value are accounted for on a prospective basis.

In Process Inventory

In process inventories represent materials that are currently in the process of being converted to a saleable product. Our Company utilizes a solvent extraction electrowinning process to extract the copper from the ore. In–process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished Goods Inventory

Finished goods represent salable copper cathodes. Finished goods are valued at the weighted–average cost of source material or net realizable value.

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Derivative and Hedging Activities

In connection with the Credit Agreement with Nedbank, our Company is required to maintain a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts have been designated as cash flow hedges, the changes to their fair value are currently reflected in accumulated other comprehensive income (loss) in the Statement of Equity. As of December 31, 2008, the carrying value of the derivative asset was $19,154,102, and the increase in fair value was recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. As of December 31, 2007, the carrying value of the derivative liability was $9,183,428, and the reduction in fair value was recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

During 2008, our Company entered into certain contracts expiring between 2009 and 2012, to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility. Under the interest rate swap contract terms, our Company receives the three month United States Dollar London Interbank Offered Rate (“LIBOR”)and pays a fixed–rate of 2.48% interest. The program requires no cash margins, collateral or other security from our Company. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts were also designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income (loss). A reduction in fair value of the interest rate swap occurred during the year ended December 31, 2008 in the amount of $437,084 and was recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet as of December 31, 2008.

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt those provisions of SFAS 157 that relate to nonfinancial assets and liabilities on January 1, 2009 and are currently evaluating the impact of this statement on our Company’s consolidated financial statements and related disclosure.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market. The intent of this FSP is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. FSP 157-3 states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. FSP FAS 157-3 was effective upon issuance. The provisions of FSP 157-3 did not have a material impact on the Company.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth our Company’s financial assets and liabilities within the consolidated balance sheet as of December 31, 2008 measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3

Assets:

Derivative contracts – copper cash flow hedges, net	$19,154,102		$19,154,102

Liabilities:

Derivative contract – interest rate swap contract	$(437,084)		$(437,084)

Our Company’s derivative instruments, copper cash flow hedges and interest rate swap contracts are valued using pricing models and our Company generally uses similar models to value similar instruments. Where possible, our Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. Our Company’s derivatives generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

Shipping and Handling Costs

Our Company includes shipping and handling costs related to the transport of finished goods in operating expenses.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During 2007 and 2006, our Company incurred debt issuance costs of $1,297,673 and $161,065 respectively, related to the issuance of promissory notes, bridge loans and the project financing facility. During 2005, debt issuance costs of $100,000 were incurred in connection with an extension of a bridge loan with Nedbank in the total principal amount of $5,000,000. The bridge loan was repaid in 2007 and the associated debt issuance costs were fully amortized in 2007. The remaining debt issuance costs of $1,197,673, incurred in conjunction with the project financing facility, are being amortized over the term of the loans using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $1,659,369 and $1,419,597 at December 31, 2008 and 2007, respectively. Unamortized debt issuance costs were $877,249 at December 31, 2008.

Property and Equipment

Property and equipment are stated at cost. Mineral exploration costs are expensed as incurred. Equipment is depreciated using the straight–line method over the estimated useful lives of the assets which range from three to seven years. Mineral properties are amortized over the life of the mine using the units of production method. Buildings and mining equipment are depreciated over the shorter of their estimated useful lives, or over the life of the mine using the units of production method.

Long–Lived Assets

Our Company reviews and evaluates our long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2008 and 2007.

Reclamation Costs

Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. Our Company reviews its asset retirement obligation, on an annual basis, unless a triggering event occurs that requires a more frequent evaluation. The asset retirement obligation at the mine site is accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Stock Based Compensation

Our Company accounts for its awards of stock based compensation under the fair value recognition provisions of SFAS No. 123(R), “Share–Based Payment,” using the modified prospective application method. Our Company has granted incentive and non–qualified stock options to its employees and directors under the terms of its 2006 Stock Incentive Plan. Our Company has also granted non–qualified, non–plan stock options, which have been authorized by our Company’s board of directors. Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant.

Net Loss per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities. Outstanding options, warrants and other dilutive securities to purchase 23,395,025 and 26,687,156 shares of common stock for the years ended December 31, 2008 and 2007, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options, warrants and other securities would be anti–dilutive.

Income Taxes

Our Company uses the liability method to account for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the income tax payable or refundable for the current period and the change during the period in net deferred tax assets and liabilities.

Accumulated Other Comprehensive Income (Loss)

In addition to net income (loss), accumulated other comprehensive income (loss) includes all changes in equity during a period, including the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable securities classified as available–for–sale or other investments, except those resulting from investments by and distributions to owners.

Recently Issued Accounting Guidance

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, FASB Staff Position (“FSP”) 157–2, “Effective Date of FASB Statement 157”, was issued. FSP 157–2 applies to nonfinancial assets and nonfinancial liabilities, and defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Accordingly, our Company adopted SFAS No. 157 as it relates to financial assets and liabilities beginning January 1, 2008. The adoption of this Statement did not have a material impact on our Company’s consolidated financial statements.

Fair Value Option for Financial Assets and Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Our Company adopted SFAS No. 159 effective January 1, 2008. Our Company did not elect to measure any additional financial instruments at fair value that are not required to be measured at fair value. Accordingly, the adoption of this Statement did not have a material impact on our Company’s consolidated financial statements.

Expected Term for “Plain Vanilla” Share Options. In December 2007, the SEC issued SAB 110 which was issued to express the understanding that the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with FASB No. 123 would be acceptable beyond December 31, 2007. Our Company adopted this standard beginning January 2008. The adoption of SAB 110 did not have a material impact on our Company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This statement also establishes a single method of accounting for changes in a parent’s ownership position interest in a subsidiary that do not result in deconsolidation. The statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and that disclosures be expanded in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Our Company plans to adopt this standard beginning January 2009 and our Company does not anticipate it will have a material impact on its consolidated financial statements.

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS 141 (Revised 2007) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (Revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our Company expects SFAS 141 (Revised 2007) will have an impact on our Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions our Company consummates, if any, after the effective date.

Disclosures About Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. The objective of this statement is to enhance the understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit–risk–related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our Company plans to adopt this standard beginning January 2009 and we are currently evaluating the potential impact of adopting this statement on our derivative instrument disclosures.

The Hierarchy of Generally Accepted Accounting Principles. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are present in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our Company plans to adopt this standard in January 2009 and does not believe it will have a material impact on our Company’s consolidated financial statements.

Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active. In October 2008, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, was issued. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. Accordingly, our Company adopted this standard beginning January 2008, and it did not have a material impact on its consolidated financial statements.

Off–Balance Sheet Arrangements

We have no off–balance sheet arrangements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2008 and 2007 and for the each of the two years in the period ended December 31, 2008, and the related notes to the financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was effective as of December 31, 2008.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2008, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of Residence	Age	Current Office with Nord Resources Corporation	Director Since

Ronald A. Hirsch(1) Laguna Beach, CA	65	Director and Chairman	September 7, 2000

John T. Perry(2) Tucson, AZ	42	Director, President and Chief Executive Officer	June 11, 2007

Stephen D. Seymour Baltimore, MD	67	Director	October 15, 2003

T. Sean Harvey Port Carling, ON, Canada	49	Director	June 11, 2007

Douglas P. Hamilton North Chatham, MA	67	Director	February 15, 2006

John F. Cook Roslin, ON, Canada	69	Director	February 15, 2006

Randy L. Davenport(3) Carefree, AZ	53	Vice–President and Chief Operating Officer	N/A

Wayne M. Morrison(4) Tucson, AZ	51	Vice–President, Secretary and Chief Financial Officer	N/A

Notes

(1)	Mr. Hirsch also held the position of Chief Executive Officer of our Company until February 15, 2006.

(2)

Mr. Perry was appointed as Chief Executive Officer and President of our Company effective April 23, 2007. Mr. Perry has served as our Company’s Senior Vice President and Chief Financial Officer from April 1, 2005 to January 8, 2008, and as our Company’s Secretary and Treasurer since September 2005 to January 8, 2008.

(3)	Mr. Davenport replaced Erland A. Anderson as our Vice–President and Chief Operating Officer on January 12, 2009.

(4)	Mr. Morrison was appointed Vice President, Secretary and Chief Financial Officer on January 8, 2008.

The following is a description of the business background of the directors, director nominees and executive officers of our Company.

Ronald A. Hirsch – Mr. Hirsch has been a director of our Company since September 7, 2000 and Chairman since October 20, 2003. He was also Chief Executive Officer from October 20, 2003 until February 15, 2006. Mr. Hirsch has over 30 years experience in the investment and corporate finance community. From January 2000 to October 2003, he was the President of Hirsch Enterprises, a private investment firm based in Laguna Beach, California. Until 1997, Mr. Hirsch was Senior Vice President – Investments with Lehman Brothers in New York where he was employed for 20 years and previous to that was with Dean Witter for five years. He holds a bachelors degree in economics from Michigan State University and pursued advanced studies in Finance at New York University.

John T. Perry – Mr. Perry has been a director of our Company since June 11, 2007 and President and Chief Executive Officer since April 23, 2007. Mr. Perry was appointed as our Senior Vice President and Chief Financial Officer on April 1, 2005 and Secretary and Treasurer in September 2005 and acted as such until January 2008. Mr. Perry has over 17 years (1989 to present) of mining and metals industry experience. Before joining our Company, Mr. Perry was Vice President, Director with CB Richard Ellis, International Mining and Metals Group from December 2003 to August 2005. Prior to that, he held various positions with BHP Billiton Base Metals and BHP Copper Inc., including Vice President Finance with BHP Billiton Base Metals from August 2002 to November 2003, President, BHP Copper, Inc. from August 1999 to August 2002, and Vice President Finance and Administration for BHP Copper, Inc. He is

a Certified Public Accountant and holds an undergraduate degree in Accounting and Finance as well as an MBA from the University of Arizona. He is also a director of Homeland Uranium Incorporated.

Stephen D. Seymour – Mr. Seymour was appointed a director of our Company on October 15, 2003. He has over 30 years experience in sales, marketing and finance. Mr. Seymour has owned and been employed by Rockland Investments since 1986. He spent 15 years with Westinghouse Broadcasting where he was head of all television sales and marketing and a member of the board of the Broadcasting Division. Since 1980, he has specialized in leveraged buy outs, turnaround situations and under managed and undercapitalized ventures. Mr. Seymour holds an undergraduate degree from Rutgers University and an MBA from Columbia University.

Douglas P. Hamilton – Mr. Hamilton has been a director of our Company since February 15, 2006. He has over 30 years of experience in operations and finance in the power generation, automotive and aerospace industries. Mr. Hamilton has been retired since 1997. Prior to his retirement, he was Senior Vice President – Finance and Chief Financial Officer of Barnes Group Inc. (1996–1997) and Vice President – Finance and Control of U.S. Power Generation Businesses for Asea Brown Boveri, Inc. (1993–1996). Prior to that, he held various executive and management positions at United Technologies, Corporation and Ingersoll–Rand Company. Mr. Hamilton holds an AB degree in Engineering Science from Dartmouth College and an MBA in accounting from Columbia University.

John F. Cook – Mr. Cook has been a director of our Company since February 15, 2006. Mr. Cook is the President of Tormin Resources Limited, a private company providing consulting services to the mining industry. He holds a Bachelor of Engineering (Mining), C. Eng UK, and P. Eng Ontario, and brings to Nord more than 40 years of experience in the operations and management of mining companies. Mr. Cook’s positions included Senior Mining and Managing Consultant, RTZ Consultants Ltd. (1974–78), Associate and Principal, Golder Associates Ltd. (1978–83), Senior Project Manager, General Manager, and Vice President Engineering, Lac Minerals Ltd. (1983–90), Vice President Operations, Goldcorp Inc. (1990–94), and Navan Resources Plc, Operations Director (1994–96). Currently, Mr. Cook serves as the Chairman of Premier Gold Mines Limited and the President of San Anton Resources Corporation. He is also a director of Anaconda Mining Inc., GLR Resources Inc., Uranium City Resources Inc., MBMI Resources Inc. and Homeland Uranium Inc.

T. Sean Harvey – Mr. Harvey was appointed as a director of our Company on June 11, 2007. He is a co–founder and, since January 2004, has served as the Non–Executive Chairman of Andina Minerals, Inc., a Toronto–based exploration–stage mining company listed on the TSX Venture Exchange. Mr. Harvey also served as the President, Chief Executive Officer and a director of Orvana Minerals Corp. (April 2005 – May 2006), a mining company listed on the Toronto Stock Exchange, and as the President, Chief Executive Officer and a director of Atlantico Gold Inc. (May 2003 – January 2004), a private company that acquired the Amapari gold project in Brazil in 2003, and that was subsequently acquired by Wheaton River Minerals Ltd. Prior to that, Mr. Harvey served as: the President, Chief Executive Officer, Chief Operating Officer and a director of TVX Gold Inc. (April 2001 – January 2003), a mining company listed on the Toronto and New York Stock Exchanges; a financial consultant to the EBX Group of Companies based in Rio de Janeiro (April 2000 – March 2001); a Director at Deutsche Bank Securities Limited (August 1998 – March 2000) in Toronto, where he was a member of the Investment Banking Group and the Global Mining and Metals team; a Director at Nesbitt Burns Inc. (Burns Fry Ltd.) (February 1990 – July 1998) in Toronto, where he was a member of the Investment Banking Group; a Financial Analyst at IBM Canada Limited (February 1989 – February 1990); and an Assistant Manager, CIBC (March 1988 – February 1989). Mr. Harvey holds an Honors Bachelor of Arts degree (Economics and Geography) and a Master of Arts degree (Economics) from Carleton University, a Bachelor of Laws degree from the University of Western Ontario and an MBA from the University of Toronto. He is also a member of the Law Society of Upper Canada.

Randy Davenport – Mr. Davenport was appointed Vice President and Chief Operating Officer on January 12, 2009. Prior to joining our Company, Mr. Davenport held the position of Vice President, Resource Development, Freeport–McMorRan Copper & Gold Inc. from 2007 to 2008. In addition, he had previously held a number of senior positions during two decades with Phelps Dodge Corporation, then the world’s second–largest copper producer, which was acquired by Freeport–McMorRan in 2007. In his career at Phelps Dodge, Mr. Davenport’s responsibilities included managing large copper mining operations, overseeing major mining construction projects, several feasibility and scoping studies, and directing the expansion of established operations and the start–up of green–field projects and acquisitions. Mr. Davenport’s career at Phelps Dodge also included five years as President of Sociedad Minera Cerro Verde, a Peruvian company majority owned and operated by Phelps Dodge and based in Arequipa, Peru, with a fully integrated open pit mining and solvent extraction electrowinning facility, the same process that our Company is using at its Johnson Camp Mine. Mr. Davenport earned a Bachelor of Science degree in Mining Engineering from the University of Idaho, and has served in the U.S. Marine Corps and the Army National Guard.

Wayne M. Morrison – Mr. Morrison was appointed Vice President and Chief Financial Officer on January 8, 2008. Prior to that, he served as our Controller from December 3, 2007 to January 8, 2008. Prior to joining our Company, Mr. Morrison was Vice President, Finance and Administration of AmpliMed Corp., a privately–held biotech company, from March 2005 until December 2007. From February 2002 to October 2004, Mr. Morrison held the position of Vice President and Chief Financial Officer of Fastrac 24/7, a privately–held information processing company, and from October 1997 to January 2002, he was President of Par One Golf Ventures, a privately–held golf promotion company. Mr. Morrison’s experience also includes past employment as a Certified Public Accountant with PricewaterhouseCoopers for four years. He earned a Bachelor of Science Degree in Accounting from the University of Delaware and an MBA from the Kenan–Flagler Business School of the University of North Carolina.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Board Independence

The board of directors determined that Douglas P. Hamilton, John F. Cook, Stephen Seymour and T. Sean Harvey each qualify as independent directors under the listing standards of the NYSE Alternext US Exchange. Our former director, Mr. Wade Nesmith, was also determined to be independent under these standards during his service on the board of directors until his resignation in March of 2007.

In determining Mr. Stephen Seymour’s independence, the board of directors considered certain loans and advances that Mr. Seymour had previously made to our Company and which we have repaid. For further details on these transactions, please refer to the section entitled “Certain Relationships and Related Transactions,” under the headings “TMD Acquisition”, “Revolving Line of Credit” and “Convertible Promissory Notes”. The board of directors determined that since these transactions relate to the repayment of outstanding loans or advances made by Mr. Seymour to or on behalf of our Company, that such transactions were not compensatory in nature and do not interfere with Mr. Seymour’s ability to exercise independent judgment.

Committees of the Board of Directors

Our board of directors currently has three committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. These Committees were established in February 2006.

The information below sets out the current members of each of our Company’s board committees and summarizes the functions of each of the committees.

Audit Committee

Our Audit Committee has been structured to comply with Rule 10A–3 under the Securities Exchange Act of 1934, as amended. Our Audit Committee is comprised of Douglas P. Hamilton, John F. Cook, and T. Sean Harvey. Douglas P. Hamilton is the Chairman of the Audit Committee and our board of directors has determined that he satisfies the criteria for an audit committee financial expert under Item 407(d)(5) of Regulation S–K of the rules of the Securities and Exchange Commission. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows.

The Audit Committee meets with management and our external auditors to review matters affecting our financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. The Audit Committee reviews our significant financial risks, is involved in the appointment of senior financial executives, and annually reviews our insurance coverage and any off–balance sheet transactions.

The Audit Committee is mandated to monitor the audit and preparation of our consolidated financial statements and to review and recommend to the board of directors all financial disclosure contained in our public documents. The Audit Committee is also mandated to appoint our external auditors, monitor their qualifications and independence and determine the appropriate level of their remuneration. The external auditors report directly to the Audit Committee and to the board of directors. The Audit Committee and board of directors each have the authority to terminate the external auditor’s engagement (subject to confirmation by our stockholders). The Audit Committee also approves in advance any permitted services to be provided by the external auditors which are not related to the audit.

Our Company provides appropriate funding as determined by the Audit Committee to permit the Audit Committee to perform its duties and to compensate its advisors. The Audit Committee, at its discretion, has the authority to initiate special investigations, and if appropriate, hire special legal, accounting or other outside advisors or experts to assist the Audit Committee to fulfill its duties.

The Audit Committee operates pursuant to a written charter, which complies with the applicable provisions of the Sarbanes–Oxley Act of 2002 and related rules of the SEC and the NYSE Alternext US Exchange.

Compensation Committee

The Compensation Committee of our board of directors is comprised of Douglas P. Hamilton, John F. Cook and T. Sean Harvey. John F. Cook is the Chairman of the Compensation Committee. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of directors, executive officers and providing advice on compensation structures in the various jurisdictions in which our Company operates. In addition, the Compensation Committee reviews our overall salary objectives and any significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and proposes any awards of stock options and incentive and deferred compensation benefits.

The Compensation Committee operates pursuant to a written charter, adopted by the Board of Directors in March 2008.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised of Stephen Seymour, Douglas P. Hamilton and John F. Cook. Mr. Seymour is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee is responsible for developing our approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of our Company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The Committee is responsible for the development and implementation of corporate communications to ensure the integrity of our disclosure controls and procedures, internal control over financial reporting and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of our board of directors’ relationship with our management.

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

The Corporate Governance and Nominating Committee operates pursuant to a written charter adopted by the Board of Directors in October 2008.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past five years none of our directors or executive officers is, or has been, a general partner or executive officer of any business that filed a bankruptcy petition (or had a bankruptcy petition filed against it), either at the time of filing or within two years prior to such time.

None of our directors or executive officers has, within the past five years, been convicted in a criminal proceeding or been the subject of a pending criminal proceeding (excluding traffic violations and other minor offences).

None of our directors or executive officers has, within the past five years, been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

None of our directors or executive officers has, within the past five years, been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended December 31, 2008, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2008	No. of Late Reports During the Fiscal Year Ended December 31, 2007
Ronald Hirsch	3	None
John Perry	1	None
Sean Harvey	4	1
Wayne Morrison	1	None
Douglas Hamilton	3	None
Stephen Seymour	5	None
John Cook	2	None
Geologic Resource Partners, LLC	2	N/A

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

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2008;

(b)

each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2008, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2008;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)	Total ($)
Ronald A. Hirsch Chairman (1)	2008 2007	100,000 110,321	–	– –	5,300 250,881	– –	–	– –	105,300 361,202
Erland A. Anderson Former Executive Vice– President and Chief Operating Officer(2)	2008 2007	175,000 152,522	–	– –	– 159,272	– –	– –	– –	175,000 311,794
John T. Perry President, Chief Executive Officer, Secretary and Treasurer(3)	2008 2007	200,000(3) 192,308	–	– –	23,850 331,693	– –	– –	15,500(5) –	239,350 524,001

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)	Total ($)
Wayne M. Morrison Vice– President, Chief Financial Officer, Secretary and Treasurer(4)	2008 2007	150,000 –	– –	– –	13,250 –	– –	– –	11,250(5) –	174,500 –

Notes:

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 and 2007 financial years for the fair value of stock options granted to each Named Executive Officer, in accordance with SFAS 123R. The Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service–based vesting conditions. For additional information on the valuation assumptions with respect to the options, refer to Note 13 under the heading “Stock–Based Compensation” in our consolidated financial statements.

(2)	Mr. Anderson resigned as Executive Vice President and Chief Operating Officer on January 12, 2009 and was replaced by Randy Davenport as Vice President and Chief Operating Officer.

(3)	Mr. Perry resigned as Chief Financial Officer, Secretary and Treasurer effective January 8, 2008.

(4)	Mr. Morrison was appointed Vice-President, Chief Financial Officer, Secretary and Treasurer effective January 8, 2008.

(5)	Represents the dollar amount of our Company’s contribution to the Named Executive Officer’s 401(K) Retirement Plan.

Outstanding Equity Awards as of December 31, 2008

The following table summarizes the outstanding equity awards as of December 31, 2008 for each of our named executive officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald Hirsch	100,000 183,332 N/A	50,000 91,668 100,000	N/A N/A N/A	$0.68 $0.85 $0.09	6/11/2017 7/11/2017 11/26/2013	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Erland A. Anderson	675,000 166,667 33,333	N/A 83,333 16,667	N/A N/A N/A	$0.50 $0.68 $0.85	2/1/2011 6/11/2017 7/11/2017	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John T. Perry	433,333 200,000 100,000 100,000 100,000 N/A	216,667 N/A N/A N/A N/A 450,000	N/A N/A N/A N/A N/A N/A	$0.68 $0.30 $0.40 $0.50 $0.60 $0.09	6/11/2017 4/1/2010 4/1/2010 4/1/2010 4/1/2010 11/26/2013	N/A N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A N/A
Wayne M. Morrison	133,334 N/A	66,666 250,000	N/A N/A	$1.10 $0.09	12/3/2012 11/26/2013	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Equity Compensation Plans

As disclosed in more detail under the heading “Market For Common Equity And Related Shareholder Matters – Equity Compensation Plans”, we have granted options under the Amended and Restated 2006 Stock Incentive Plan. We have also granted stock options under individual compensation arrangements, and under the Coyote Springs option.

There are 7,981,675 stock options outstanding at December 31, 2008, of which 3,271,675 are non–qualified, non–plan stock options and 4,710,000 pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2009 to 2017.

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2008.

Compensation of Directors

The following table summarizes the compensation of our Company’s directors for the year ended December 31, 2008:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards ($)(3)	Non–Equity Incentive Plan Compen– sation ($)	Non–qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation ($)	Total ($)
T. Sean Harvey	3,000(5)	25,000(4)	5,300	–	–	–	33,000
Doug Hamilton	4,5006)	40,000(4)	5,300	–	–	–	49,800

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards ($)(3)	Non–Equity Incentive Plan Compen– sation ($)	Non–qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation ($)	Total ($)
Stephen Seymour	4,5007)	32,500(4)	5,300	–	–	–	42,300
John Cook	4,5008)	32,500(4)	5,300	–	–	–	42,300

Notes:

(1)

Ronald Hirsch and John Perry, members of our board of directors, are Named Executive Officers and did not receive any compensation as directors that have not been disclosed in the summary compensation table above.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of deferred stock units, or DSUs, granted in 2008 in accordance with SFAS 123R. Fair value is calculated using the average of the high and low price of our stock on the trading day prior to the date of grant. The outstanding DSUs for the directors at December 31, 2008 are as follows: Douglas Hamilton (97,171 DSUs), Stephen Seymour (78,952 DSUs), John Cook (78,952 DSUs) and T. Sean Harvey (60,732 DSUs).

(3)

This column represents the fair value of the options awarded in 2008 in accordance with SFAS 123R. Pursuant to SEC rules, the amount shown exclude the impact of estimated forfeitures related to service based vesting conditions.

(4)	Fair value of deferred stock units issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan.

(5)	Cash fees totaling $3,000, of which $1,500 were accrued in 2007 and paid in 2008.

(6)	Cash fees totaling $4,500, of which $1,500 were accrued in 2007 and paid in 2008.

(7)	Cash fees totaling $4,500, of which $1,500 were accrued in 2007 and paid in 2008.

(8)	Cash fees totaling $4,500, of which $1,500 were accrued in 2007 and paid in 2008.

On June 11, 2007, the board of directors granted 150,000 common stock purchase options to each of Ronald Hirsch, John Perry, Stephen Seymour, Douglas Hamilton, John Cook and Sean Harvey. These options were granted pursuant to our 2006 Stock Incentive Plan, and are exercisable for a period of ten years at a price of $0.68 per share. One–third of the options vested on the grant date and the remaining options will vest as to one–third on each of the first and second anniversaries of the grant date.

On July 11, 2007, the board of directors granted options to acquire 125,000 and 275,000 shares of common stock to Stephen Seymour and Ronald Hirsch, respectively. These options were granted pursuant to our 2006 Stock Incentive Plan and are exercisable for a period of ten years at a price of $0.85 per share. One–third of the options vested on the grant date and the remaining options will vest as to one–third on each of the first and second anniversaries of the grant date.

On November 26, 2008, the board of directors granted 100,000 common stock purchase options to each of Ronald Hirsch, John Perry, Stephen Seymour, Douglas Hamilton, John Cook and Sean Harvey. These options were granted pursuant to our Amended and Restated 2006 Stock Incentive Plan, and are exercisable for a period of five years at a price of $0.09 per share. One–third of the options will vest as soon as the Johnson Camp Mine has mined, crushed and conveyed 150,000 tons of ore to the heaps (the “initial vesting date”) and the remaining options will vest as to one–third on each of the first and second anniversaries of the initial vesting date.

The board of directors has approved a compensation structure for our non–executive directors which is designed to fairly pay non–executive directors for work required while aligning the interests of the non–executive directors with the long–term interests of stockholders.

Non–executive directors are entitled to receive a $25,000 annual retainer, with an additional $15,000 payable annually to the Chairman of the Audit Committee and $7,500 payable annually to the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee. All of these fees are payable in stock, restricted stock, restricted stock units, or such other equity–based compensation as the board of directors determines.

Between August 2006 and February 2007, a Special Committee was appointed by the board of directors to assist our Company in its evaluation of the potential merger with Platinum Diversified Mining, Inc. and its Subsidiaries. The Chairman of the Special Committee was entitled to receive a monthly retainer of $7,500 and the members of this committee were entitled to receive a monthly retainer of $5,000. During 2007 and 2006, our Company accrued Special Committee fees of $26,250 and $78,750, respectively. The liability was paid in cash in 2007.

To date, the equity–based fees have been payable in shares of our common stock pursuant to our 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in DSUs. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for 2008 and 2007. Accordingly, all retainer fees paid during 2008 and 2007 were paid in DSUs. The DSUs are subject to the Amended and Restated 2006 Stock Incentive Plan. DSUs are awarded on a quarterly basis at the end of March, June, September and December, or as otherwise determined by the administrator of the Amended and Restated 2006 Stock Incentive Plan. The number of DSUs awarded each quarter is calculated by dividing the total fees payable to each director for that quarter by the fair market value of our common stock, determined in accordance with the Amended and Restated 2006 Stock Incentive Plan. Each DSU is the economic equivalent of one share of our common stock. The DSUs will be converted into shares of common stock upon the director’s termination of service, or as otherwise provided in their individual deferral election.

During 2008, T. Sean Harvey received 60,732 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, received 97,171 deferred stock units; John Cook, the Chairman of our Compensation Committee, received 78,952 deferred stock units; and Stephen Seymour, the Chairman of our Corporate Governance and Nominating Committee received 78,952 deferred stock units. During 2008, 44,411 DSUs issued to John Cook were converted into common shares. The deferred stock units are subject to the Amended and Restated 2006 Deferred Stock Unit Plan.

We paid cash fees to our non–executive directors totaling $16,500 during the year ended December 31, 2008 as follows:

	Amount of Cash
Name	Fees Paid
T. Sean Harvey	$3,000	(1)
Doug Hamilton	4,500	(1)
John Cook	4,500	(1)
Stephen Seymour	4,500	(1)
	$16,500

Notes:

(1) Includes $1,500 of fees accrued in 2007 and paid in 2008.

Employment Contracts and Termination of Employment and Change–In–Control Arrangements

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

Effective October 18, 2006, we entered into an agreement amending our executive employment agreement with Mr. Hirsch, pursuant to which we have paid Mr. Hirsch all of his accrued consulting fees for services provided by him to our Company between May 1, 2001 and October 19, 2003, and all of his accrued and unpaid salary (See “Certain Relationships and Related Transactions – Compensatory Arrangements”). As described in more detail below, the amended executive employment agreement contains certain provisions that will apply if our Company becomes a party to a “Significant Transaction,” which is defined to mean a significant transaction in which: (i) any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of our Company representing or convertible into 51% or more of the common stock of our Company; or (ii) there is a sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of our Company or of assets of our Company valued at $12,000,000 or greater.

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

  In the event that Mr. Hirsch ceases to be employed by our Company (other than by way of termination for cause) in connection with the completion of a Significant Transaction, other than one which is accompanied by a change of majority ownership of our Company, we must provide to Mr. Hirsch certain payments and benefits set forth in the executive employment agreement – subject to execution and delivery by Mr. Hirsch to our Company of a mutual and general release of claims – including the payment to Mr. Hirsch of an amount equal to three times his annual base salary in a lump sum within 60 days following termination of employment.

  In the event of the completion of a Significant Transaction which is accompanied by a change of majority ownership of our Company, Mr. Hirsch will not be entitled to receive the lump sum payment equal to three times his annual base salary.

John T. Perry

John Perry serves as our Company’s President and Chief Executive Officer pursuant to the terms of an executive employment agreement dated April 18, 2005. The executive employment agreement originally governed the terms of Mr. Perry’s employment as our Company’s Senior Vice President and Chief Financial Officer until his resignation from the position of Senior Vice President upon his appointment as President and Chief Executive Officer on April 23, 2007. The initial term of this agreement was for two years, subject to automatic renewal for successive one year periods unless cancelled by either of the parties. Mr. Perry’s annual base salary under the agreement was originally set at $175,000 annually, subject to his agreement to accept 20,000 shares of common stock per month in lieu of cash salary on an interim basis. Following the completion of our Company’s unregistered offering of special warrants in June 2007, Mr. Perry received his salary in cash. Given Mr. Perry’s increased responsibilities, the board of directors authorized an increase in his salary to $200,000 effective June 1, 2007.

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

Effective October 18, 2006, we entered into an agreement amending our executive employment agreement with Mr. Perry. The amended executive employment agreement contained certain provisions that will apply if our Company becomes a party to a “Significant Transaction.” The definition of “Significant Transaction” in our amended executive employment agreement with Mr. Perry is identical to that contained in our amended executive employment agreements with Mr. Hirsch and Mr. Anderson.

Effective September 9, 2008, we entered into an amended and restated executive employment agreement with Mr. Perry. Pursuant to the terms of the amended and restated executive employment agreement, Mr. Perry will continue to serve as our President and Chief Executive Officer. Mr. Perry will perform such duties and responsibilities as set out in the amended and restated executive employment agreement and as our board of director’s may from time to time reasonably determine and assign as is customarily performed by persons in an executive position.

In consideration for Mr. Perry’s services, we have agreed to:

  continue to pay Mr. Perry an annual salary in the amount of $200,000;

  continue to provide Mr. Perry with bonuses from time–to–time as determined by our compensation committee; and

  continue to allow Mr. Perry to participate in our 2006 Stock Incentive Plan, our Performance Incentive Plan, and such other plans that may from time to time be adopted by our Company during the term of employment to compensate or provide incentives to qualifying senior executives of our Company.

Prior to its amendment, Mr. Perry’s employment agreement included certain provisions that would apply if our Company entered into an agreement with respect to a Significant Transaction, including the requirement that Mr. Perry immediately resign as an officer our Company, and our obligation to make certain payments and provide certain benefits to Mr. Perry. “Significant Transaction” was defined to mean a significant transaction in which (i) any person, together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of securities of our Company representing 51% or more of the common shares of our Company, or (ii) there is a sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of our Company or of assets of our Company valued at $12,000,000 or greater.

The provisions applicable in the event of a Significant Transaction have been eliminated from the amended and restated executive employment agreement, but the amended and restated executive employment agreement contains certain provisions that will apply if Mr. Perry resigns or is terminated without cause following a change of control of our Company, including the following:

  we will pay Mr. Perry an amount equal to three times his base salary in a lump sum within 60 days;

  if Mr. Perry elects continuation of coverage of medical and dental benefits under the United States Consolidated Omnibus Budget Reconciliation Act of 1985, our Company will pay 100% such premiums for the first 18 months of coverage;

  we will pay the premiums necessary for continuation of any supplemental disability policy or, at our election, a lump sum amount equal to the aggregate premiums to be paid on such a policy, in either case for a period of 18 months; and

  immediate vesting and/or issuance of all unvested stock options, grants, rights or other equity.

Mr. Perry’s term of employment under the amended and restated executive employment agreement will end on April 22, 2009. The amended and restated executive employment agreement is subject to automatic extension for successive periods of one additional year unless either our Company or Mr. Perry provides written notice of an intention not to renew the agreement no later than 90 days prior to the end of the then–current term of the agreement.

The amended and restated executive employment agreement provides that we may terminate Mr. Perry’s employment without cause, in which event:

  Mr. Perry will be entitled to continue to receive his base salary for the greater of (a) the remainder of the then–current term of the amended and restated executive employment agreement, and (b) 12 months (the “Perry Severance Term”);

  if Mr. Perry is eligible for and elects to continue his health insurance pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 following the date of his termination, we will pay the premiums until the earlier of (a) the expiration of the Perry Severance Term, or (b) the date on which Mr. Perry commences employment with another employer who provides health insurance benefits at least as favorable as those provided by us; and
  immediate vesting and/or issuance of all unvested stock options, grants, rights or other equity.

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

Mr. Anderson resigned as our Executive Vice–President and Chief Operating Officer effective January 12, 2009.

Randy Davenport

Randy Davenport serves as our Company’s Vice President and Chief Operating Officer pursuant to a letter agreement dated January 12, 2009 (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, Mr. Davenport is entitled to a salary of $230,000 per annum. In addition Mr. Davenport was granted 500,000 stock options on January 12, 2009 pursuant to the Corporation’s 2006 Stock Incentive Plan. These stock options vest as to 166,667 on April 11, 2009, 166,667 on January 12, 2010 and 166,666 on January 12, 2011. The stock options have an exercise price of $0.205 per share and expire on January 12, 2014.

The Letter Agreement also provides that Mr. Davenport will receive all customary benefits from the Corporation (including health care benefits, 401–K and 3 weeks of vacation annually), and that he will also be eligible for participation in bonus plans as implemented by the Board of Directors at a target level of 50% of his salary.

The Corporation and Mr. Davenport will enter into a formal executive employment agreement on these terms, for a term of at least three years, upon confirmation of his acceptability of as an executive officer from the Toronto Stock Exchange. The Letter Agreement provides that, among other provisions, the formal executive employment agreement will include a provision stating that, in the event Mr. Davenport’s employment is terminated by the Corporation without cause, he will be entitled to continuation of his base salary for twelve (12) months.

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

Effective September 9, 2008, we entered into an executive employment agreement with Mr. Morrison. Pursuant to the terms of the executive employment agreement, Mr. Morrison will continue serve as our Vice President and Chief Financial Officer. Mr. Morrison will perform such duties and responsibilities as set out in the Morrison Agreement and as our board of director’s may from time to time reasonably determine and assign as is customarily performed by persons in an executive position.

In consideration for Mr. Morrison’s services, we have agreed to:

  continue to pay Mr. Morrison an annual salary in the amount of $150,000 as provided in the letter agreement;

  continue to provide Mr. Morrison with bonuses from time–to–time as determined by our compensation committee; and

  continue to allow Mr. Morrison to participate in our 2006 Stock Incentive Plan, our Performance Incentive Plan, and such other plans that may from time to time be adopted by our Company during the term of employment to compensate or provide incentives to qualifying senior executives of our Company.

The executive employment agreement contains certain provisions that will apply if Mr. Morrison resigns or is terminated without cause following a change of control of our Company, including the following:

  we will pay Mr. Morrison an amount equal to three times his base salary in a lump sum within 60 days;

  if Mr. Morrison elects continuation of coverage of medical and dental benefits under the United States Consolidated Omnibus Budget Reconciliation Act of 1985, we will pay 100% of the premiums for the first 18 months of coverage; and

  we will pay the premiums necessary for continuation of any supplemental disability policy or, at the election of our Company, a lump sum amount equal to the aggregate premiums to be paid on such a policy, in either case for a period of 12 months.

Mr. Morrison’s term of employment under the executive employment agreement will end on November 30, 2010. The executive employment agreement is subject to automatic extension for successive periods of one additional year unless either our Company or Mr. Morrison provides written notice of an intention not to renew the agreement no later than 90 days prior to the end of the then–current term of the agreement.

The executive employment agreement provides that we may terminate Mr. Morrison’s employment without cause, in which event:

  Mr. Morrison will be entitled to continue to receive his base salary for 24 months (the “Morrison Severance Term”); and

  if Mr. Morrison is eligible for and elects to continue his health insurance pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, following the date of his termination, we will pay the premiums until the earlier of (a) the expiration of the Morrison Severance Term, or (b) the date on which Mr. Morrison commences employment with another employer who provides health insurance benefits at least as favorable as those provided by us.

Performance Incentive Plan

On July 31, 2007, we adopted a performance incentive plan, or the Performance Plan, for the purpose of retaining and providing an incentive to certain key employees involved in restarting and commissioning the Johnson Camp Mine. In December 2008, our Company revised certain targets or milestones, lowered the potential payout and modified the effective period of the plan. The Performance Plan covers the period of time from July 1, 2007, to April 30, 2009 and bases its payouts on the achievement of certain key targets and milestones associated with the restart and commissioning of the Johnson Camp Mine.

Our Compensation Committee is responsible for administering the Performance Plan, including selecting the employees eligible to participate therein, determining their participation level and establishing key target dates for payments to be made under the Performance Plan.

Under the Performance Plan, the achievement of targets or milestones is not on an “all or nothing” basis. If a milestone is achieved later than the target date set by the Compensation Committee, it will still have been achieved; however, it will have been achieved at less than 100%. The level of achievement reached with respect to the established targets or milestones will be determined by the Chief Executive Officer and President, subject to approval by the Compensation Committee

In August, 2007, the Compensation Committee selected the employees entitled to participate in the Performance Plan and set the key target dates and payout levels under the Performance Plan. Currently John Perry, our President and Chief Executive Officer, and Erland A. Anderson, our Executive Vice President and Chief Operating Officer, until his resignation effective January 12, 2009, are both participants under the Performance Plan and are entitled to a maximum payout of up to 110% of their base salary during the plan period if all targets or milestones are met at 100%. Upon appointment as Vice President and Chief Financial Officer on January 8, 2008, Wayne Morrison was also selected to participate in the Performance Plan. He is entitled to a maximum payout of up to 80% of his base salary during the remaining plan period if all targets or milestones are met at 100%. Currently, various other employees are participating in the Performance Plan at lower percentages.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 15, 2009 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 69,572,587 shares of common stock outstanding as of March 15, 2009.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 15, 2009, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of March 15, 2009
Name and Address of Beneficial Owner(1)	Share	Percent
Named Executive Officers and Directors(2)

Ronald A. Hirsch Chairman	8,769,074 (3)	12.46%

Stephen D. Seymour Director	5,503,176(4)	7.86%

Douglas P. Hamilton Director	333,333(5)	0.48%

John F. Cook Director	474,824((6))	0.68%

T. Sean Harvey Director	714,583(7)	1.02%

Randy L. Davenport(8) Vice President and Chief Operating Officer	166,667(9)	0.24%

John T. Perry President and Chief Executive Officer	2,396,190(10)	3.39%

Wayne M. Morrison(11) Vice President, Chief Financial Officer, Secretary and Treasurer	236,668(12)	0.34%

Directors and Executive Officers as a Group (Eight Persons)	18,594,515(13)	25.58%

Notes

(1)

Under Rule 13d–3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on March 15, 2009.

(2)	The address of the executive officers and directors is c/o Nord Resources Corporation, 1 West Wetmore Road, Suite 203, Tucson, Arizona, 85705.
(3)	Includes 316,666 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(4)

Includes 441,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days. Also includes 1,575,000 shares of common stock held by Mr. Seymour as a co–trustee of a trust, and 36,300 owned by his spouse. Mr. Seymour disclaims beneficial ownership of the 36,300 shares of common stock owned by his spouse.

(5)	Includes 333,333 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(6)

Includes 141,491 outstanding shares of common stock, all of which are owned by Tormin Resources Limited, a company owned and controlled by Mr. Cook. Also includes 333,333 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(7)	Includes 93,750 shares of common stock that may be acquired pursuant to warrants, and 133,333 shares of common stock that may be acquired pursuant to options, in each case exercisable within 60 days.
(8)	Mr. Davenport was appointed Vice President and Chief Operating Officer on January 12, 2009.
(9)	Includes 166,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(10)	Includes 1,083,333 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(11)	Mr. Morrison was appointed Vice President and Chief Financial Officer on January 8, 2008.
(12)	Includes 216,668 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(13)

Consists of 3,025,000 shares of common stock that may be acquired pursuant to options, and 93,750 shares of common stock that may be acquired pursuant to warrants, in each case exercisable within 60 days.

The following table sets forth, as of March 15, 2009, certain information regarding beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

		Common Stock Beneficially Owned
Name and Address Of Beneficial			Percent of
Owner	Title of Class	Number of Shares	Class(1)

Sprott Asset Management	Common Stock	12,792,000(2)	17.45%
South Tower Royal Bank Plaza
200 Bay Street SL Level
Toronto, ON
Canada, M5J 2J5

RBC Global Resources Fund	Common Stock	6,900,000(3)	9.60%
200 Bay Street
Toronto, ON
Canada, M5J 2J5

Libra Fund LP	Common Stock	10,093,550(4)	14.06%
123 Front Street
Toronto, ON
Canada, M5J 2J5

Geologic Resource Partners, LLC	Common Stock	8,634,950 (6)	12.25%
535 Boylston Street
Boston, MA 02116

Notes:

(1)

Applicable percentage of ownership is based on 69,572,587 shares of common stock outstanding as of March 15, 2009 together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2009, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2009, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 3,731,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

(3)	Includes 2,300,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

(4)	Includes 2,194,250 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

(5)	Includes 892,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our last fiscal year, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our Company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year–end for the last three completed fiscal years.

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

You may read and copy all or any portion of the annual report or any other information that Nord Resources Corporation files at the SEC’s public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1–800–SEC–0330 for further information on the operation of the public reference room. Our SEC filings, including the annual report, are also available to you on the SEC’s website at www.sec.gov.

Glossary of Technical Terms

SEC Industry Guide 7 Definitions

reserve

The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in–situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

proven (measured) reserve

The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well–established.

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

Akaganeite. A tetragonal mineral, ferric oxyhydroxide beta–FeO(OH,Cl). A tetragonal mineral belongs to a system of crystallization having all three axes at right angles and the two lateral axes equal.

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

Block Model. Computer–generated block model of an ore deposit in which each block contains information about the geology, ore grade, tonnage, density and dimensions of that block in space. The purpose of the geological block model is to provide estimates of grade and tonnage for mine reserve estimating purposes and for mine planning.

Cathode Copper. A marketable product of copper resulting from SX–EW.

Chrysocolla. A monoclinic mineral, (Cu,Al)2 H2 Si2 O5 (OH) 4 .nH2 O. It can cryptocrystalline or amorphous, and forms incrustations and thin seams in oxidized parts of copper–mineral veins. Cryptocrystalline is descriptive of the texture of a rock consisting of crystals that are too small to be recognized and separately distinguished.

Column Test. A metallurgical test using columns of various diameters and heights filled with ore of various sizes to confirm recovery, recovery rate and reagent requirements for the tested ores.

Cut off Grade. The cutoff grade is the deemed grade of mineralization, established by reference to economic factors, above which material in included in mineral resource or reserve calculations and below which the material is considered waste. The cutoff grade may be either: (a) an external cutoff grade, which refers to the grade of mineralization used to control the external or design limits of an open pit based upon the expected economic parameters of the operation; or (b) an internal cutoff grade, which refers to the minimum grade required for blocks of mineralization present within the confines of a deposit to be included in resource or reserve estimates. In order for rock to be above the internal cutoff grade, the net revenue from processing the rock must exceed the sum of all cash operating costs, excluding mining costs. One of the reasons that cut off grade is important is that it determines how the mined ore will be processed.

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

Heap Leaching. A process whereby copper is recovered from ore by heaping broken ore on sloping impermeable pads, repeatedly irrigating the heaps with a diluted sulfuric acid solution which dissolves the copper content in the ore, collecting the copper–laden solutions (PLS), and stripping the solution of copper.

Kilovolt–Ampere. A unit of electrical power equal to 1000 volt–amperes.

Leach. The dissolution of soluble constituents from a rock or ore body by the natural or artificial action of percolating solutions.

Lerchs–Grossman Analysis. A method of precise open pit optimization commonly used in the mining industry. The technique, founded in 3–dimensional graph theory, relies on a regular system of blocks which defines the value (profit, loss) and type (ore, waste) of material contained in the blocks. Each block receives a positive or negative value representing the dollar value (profit/loss) that would be expected by excavating and extracting the mineral.

Lithology. The character of a rock described in terms of its structure, color, mineral composition, grain size, and arrangement of its component part. It is all those visible features that in the aggregate impart individuality to the rock.

Manto. A flat–lying, bedded deposit; either a sedimentary bed or a replacement strata–bound ore body.

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

Mixer–settler. Extraction apparatus. A mixer–settler consists of an agitation tank (commonly known as a “mixer” or “mix box”) in which the aqueous and organic solutions are contacted (e.g. PLS and kerosene), and a shallow gravity settling basin (commonly known as a “settler”) where the mixed solutions are allowed to settle due to natural gravity. The resulting individual layers of solution are capable of separate discharge.

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

Porphyry. An igneous rock containing conspicuous crystals or phenocysts in a fine–grained groundmass; type of mineral deposit in which ore minerals are widely disseminated, generally of a low grade by large tonnage.

PLS. Pregnant Leach Solution is acidic copper–laden water generated from stockpile leaching and heap leaching. Pregnant Leach Solution is used in the SX–EW process.

Raffinate. The portion of an original liquid (PLS) that remains after other components have been dissolved by a solvent.

Reverse Circulation. The circulation of bit–coolant and cuttings–removal liquids, drilling fluid, mud, air, or gas down the borehole outside the drill rods and upward inside the drill rods. Often used to describe an advanced drilling and sampling method that takes a discrete sample from a drill interval with the objective of maintaining sample integrity.

Reserve. Measurement of size and grade of a mineral deposit that infers parameters have been applied to assess the potential for economic development.

Run–of–Mine. Ore in its natural, unprocessed state as it is mined (no crushing, grinding, concentrating, metallurgical extraction, etc.). For example, for a copper deposit, run–of–mine ore is material that has been drilled from a mine and blasted into broken pieces of rock taken out and put directly on heap leach pads without any further crushing.

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

Solvent extraction–electrowinning (SX–EW). A hydrometallurgical process for the recovery of copper from oxide ores through the use of an organic solvent and strong acid to concentrate the metal in solution, and using electrolysis to plate the metal out of solution. Produces a high–grade product that can be treated and sold as refined metal.

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

Volt–ampere. A unit of electric power equal to the product of one volt and one ampere, equivalent to one watt.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

We appointed Mayer Hoffman McCann P.C. to serve as our independent auditors for the years ended December 31, 2008 and December 31, 2007. We have not retained the services of any other independent auditors. Mayer Hoffman McCann P.C. performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2008 and December 31, 2007:

Audit Fees

2008	2007
$292,085	$380,175

Audit Related Fees

2008	2007
None	None

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

Tax Fees

2008	2007
$36,730	$22,225

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2008	2007
None	None

Audit Committee Pre–Approval of Audit and Permissible Non–Audit Services of Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non–audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre–approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our audit committee was formed in February 2006, and has assumed responsibility for the pre–approval of audit and permitted non–audit services to be performed by our Company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non–audit services by Mayer Hoffman McCann P.C. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non–audit services by Mayer Hoffman McCann P.C. which are not encompassed by the audit committee’s annual pre–approval and are not prohibited by law. The audit committee has delegated to the chair of the audit committee the authority to pre–approve, on a case–by–case basis, non–audit services to be performed by Mayer Hoffman McCann P.C.

PART IV

ITEM 15.          EXHIBITS

Exhibit
Number	Description

Articles of Incorporation and By–laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

3.3	Amendment to Amended Certificate of Incorporation(26)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities(1)

4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004(1)

4.3	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004(1)

4.5	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005(1)

4.6	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005(1)

4.7	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004(1)

4.8	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005(1)

4.9	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.10	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.11	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.12	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.13	Second Amended and Restated Revolving Line of Credit between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(3)

4.14	Amended and Restated Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated as of October 17, 2005(5)

4.15	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated April 17, 2006(5)

4.16	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005(1)

4.17	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005(1)

4.18	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005(1)

4.19	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 8, 2006(4)

4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005(1)

4.21	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005(1)

4.22	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005(1)

4.23	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005(1)

4.24	Waiver Agreement and Amendment of Promissory Note between Nord Resources Corporation and Nedbank Limited, dated February 6, 2006(3)

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

10.31

Confidential Settlement and Release Agreement between Nord Resources Corporation (plaintiff/counter–defendant), and Titanium Resources Group, Ltd. and Edward Wayne Malouf (defendants/counter–plaintiffs) dated August 9, 2006(10)

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

10.59

Long Term Cathode Sales Agreement effective February 1, 2008, with Red Kite Master Fund Limited (Portions of this document have been omitted and filed separately with the SEC pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b–2) (29)

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

10.63	Amended and Restated Executive Employment Agreement between the Company and John Perry dated September 9, 2008. (32)

10.64	Executive Employment Agreement between the Company and Wayne Morrison dated September 9, 2008. (32)

10.65	Processing Agreement with Texas Canyon Rock & Sand, Inc., dated October 31, 2008(33)

10.66	Fourteenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated November 25, 2008(34)

10.67

Amended and Restated Credit Agreement dated as of March 31, 2009 among Nord Resources Corporation, Cochise Aggregates and Materials Inc., Nedbank Limited and the Lenders from time to time party thereto(35)

10.68	Agreement to Purchase Royalty dated as of March 31, 2009 between Nord Resources Corporation and IRC Nevada Inc.(35)

10.69	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(35)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Consents of Experts and Counsel

23.1	Consent of Mayer Hoffman McCann P.C. (35)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(35)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(35)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002(35)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 6, 2008.

(9)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(28)	Incorporated by reference from our Form SB–2, filed with the SEC on October 19, 2007.

(29)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(30)	Incorporated by reference from our current report on Form 8–K dated June 30, 2008 and filed with the SEC on July 7, 2008.

(31)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended June 30, 2008, filed with the SEC on August 14, 2008.

(32)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(33)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(34)	Incorporated by reference from our current report on Form 8–K dated November 25, 2008 and filed with the SEC on November 28, 2008.

(35)	Filed herewith.

FINANCIAL STATEMENTS FILED AS PART OF
THIS ANNUAL REPORT ON FORM 10–K

Index

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F–2 / F–3

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007	F–4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008 and 2007	F–5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F–6

Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nord Resources Corporation

We have audited the accompanying consolidated balance sheets of Nord Resources Corporation and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nord Resources Corporation and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $5,038,374 and $2,512,181 during the two years in the period ended December 31, 2008, respectively. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
March 31, 2009

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$4,465,245	$3,368,910
Accounts receivable	320,493	144,012
Inventories	221,271	–
Current portion of derivative contracts	9,604,405	–
Prepaid expenses and other	360,901	68,012

Total Current Assets	14,972,315	3,580,934

Property and Equipment, at cost:
Property and equipment	4,657,929	4,161,993
Less accumulated depreciation and amortization	(1,614,405)	(1,460,611)
	3,043,524	2,701,382
Construction in progress	36,944,454	10,795,491
Net Property and Equipment	39,987,978	13,496,873

Other Assets:
Restricted cash and marketable securities	2,220,138	3,686,476
Derivative contracts, less current portion	9,549,697	–
Debt issuance costs, net of accumulated amortization	877,249	1,117,021
Total Other Assets	12,647,084	4,803,497

Total Assets	$67,607,377	$21,881,304

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Continued)

	At December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,694,716	$1,322,459
Accrued expenses	887,438	1,212,435
Current maturities of accrued interest	265,442	13,251
Current maturities of long–term debt	6,666,667	312,500
Current maturities of derivative contracts	299,717	–
Current maturities of capital lease obligation	7,995	9,375

Total Current Liabilities	17,821,975	2,870,020

Long–Term Liabilities:
Derivative contracts, less current maturities	137,367	9,183,428
Long–term debt, less current maturities	18,333,333	4,687,500
Capital lease obligation, less current maturities	45,015	–
Accrued interest, less current maturities	729,965	–
Accrued reclamation costs	144,256	131,141
Other	47,103	61,863

Total Long–Term Liabilities	19,437,039	14,063,932

Total Liabilities	37,259,014	16,933,952

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 100,000,000 shares authorized,
69,493,635 and 66,659,224 shares issued and outstanding as of
December 31, 2008 and December 31, 2007, respectively	694,936	666,592
Additional paid–in–capital	109,940,000	108,439,030
Accumulated deficit	(100,013,216)	(94,974,842)
Accumulated other comprehensive income (loss)	19,726,643	(9,183,428)

Total Stockholders’ Equity	30,348,363	4,947,352

Total Liabilities and Stockholders’ Equity	$67,607,377	$21,881,304

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007

Net sales	$8,155,820	$–

Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	8,795,628	–
Operating expenses (includes stock based compensation of
$601,137 and $1,006,676, respectively)	3,701,083	6,135,527
Write–down of inventory to net realizable value	530,964	–
Depreciation, depletion and amortization	251,487	123,768

Loss from operations	(5,123,342)	(6,259,295)

Other income (expense):
Interest expense	(408,202)	(577,171)
Write-off of speculative mineral properties	(406,838)	–
Legal settlement	–	3,617,166
Miscellaneous income	900,008	707,119

Total other income	84,968	3,747,114

Loss before income taxes	(5,038,374)	(2,512,181)

Provision for income taxes	–	–

Net loss	$(5,038,374)	$(2,512,181)

Net Loss Per Basic and Diluted Share of Common Stock:

Weighted Average Number of Common Shares Outstanding	67,824,759	36,172,142

Net loss per share of common stock	$(0.07)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

						Accumulated
	Common Stock		Additional			Other Com-	Total
			Paid–in–	Special	Accumulated	prehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Equity (Deficit)

Balance at January 1, 2007	34,018,043	$340,181	$85,563,087	$–	$(92,462,661)	$–	$(6,559,393)

Comprehensive loss:
Net loss	–	–	–	–	(2,512,181)	–	(2,512,181)
Cash flow hedge, net	–	–	–	–	–	(9,183,428)	(9,183,428)
Comprehensive loss	–	–	–	–	–	–	(11,695,609)
Common stock issued for Coyote
Springs	33,332	333	36,332	–	–	–	36,665
Common stock issued to settle
outstanding claims	139,880	1,399	161,601	–	–	–	163,000
Exercise of warrants	931,589	9,315	433,804	–	–	–	443,119
Warrants issued in connection with
bridge loan	–	–	85,846	–	–	–	85,846
Issuance of stock options in
connection with special warrant
financing	–	–	513,436	–	–	–	513,436
Issuance of special warrants (net of
offering costs of $2,179,093)	–	–	–	20,820,932	–	–	20,820,932
Common stock issued for deferred
stock units	90,027	901	(901)	–	–	–	–
Compensation expense from
issuance of stock options	–	–	801,076	–	–	–	801,076
Conversion of convertible notes,
related party	679,653	6,796	125,884	–	–	–	132,680
Conversion of special warrants	30,666,700	306,667	20,514,265	(20,820,932)	–	–	–
Compensation from issuance of
deferred stock units	–	–	125,600	–	–	–	125,600
Common stock issued for services	100,000	1,000	79,000	–	–	–	80,000
Balance at December 31, 2007	66,659,224	666,592	108,439,030	–	(94,974,842)	(9,183,428)	4,947,352
Comprehensive income (loss):
Net loss	–	–	–	–	(5,038,374)	–	(5,038,374)
Unrealized mark to market
adjustment of cash flow hedges	–	–	–	–	–	27,900,446	27,900,446
Realized gain from cash flow
hedges	–	–	–	–	–	1,531,202	1,531,202
Ineffective portion of copper
hedges transferred to miscellaneous
income	–	–	–	–	–	(521,577)	(521,577)
Comprehensive income	–	–	–	–	–	–	23,871,697
Stock options issued for Coyote
Springs	–	–	51,040	–	–	–	51,040
Exercise of warrants	2,540,000	25,400	676,600	–	–	–	702,000
Common stock issued for deferred
stock units	44,411	444	(444)	–	–	–	–
Compensation expense from
issuance of stock options			471,137				471,137
Modification of warrants	–	–	125,137	–	–	–	125,137
Exercise of stock options	250,000	2,500	47,500	–	–	–	50,000
Compensation from issuance of
deferred stock units	–	–	130,000	–	–	–	130,000

Balance at December 31, 2008	69,493,635	$694,936	$109,940,000	$–	$(100,013,216)	$19,726,643	$30,348,363

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(5,038,374)	$(2,512,181)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation, depletion and amortization	251,487	123,768
Accretion expense on reclamation costs	13,115	18,212
Amortization of debt issuance costs	239,772	180,652
Write–off of speculative mineral properties	406,838	–
Write–down of inventory to net realizable value	530,964	–
Accretion of discount on debt	–	85,846
Accretion of modification of warrants	125,137	–
Issuance of common stock and deferred stock units for services rendered	130,000	205,600
Issuance of stock options for services rendered	471,137	801,076
Gain on sale of cash flow hedges – ineffective portion	(521,577)	–
Changes in assets and liabilities:
Accounts receivable	(176,481)	(139,085)
Inventories	(741,155)	–
Prepaid expenses and other assets	(292,889)	(37,069)
Accounts payable	692,690	(503,405)
Accrued expenses and other liabilities	(353,008)	(1,925,424)

Net Cash (Used) By Operating Activities	(4,262,344)	(3,702,010)

Cash Flows From Investing Activities:
(Increase) decrease in restricted cash and marketable securities	1,466,338	(3,686,476)
Capital expenditures	(881,196)	(748,706)
Proceeds from the sale of cash flow hedges	1,531,202	–
Construction in progress	(17,473,989)	(9,348,683)

Net Cash (Used) By Investing Activities	(15,357,645)	(13,783,865)

Cash Flows From Financing Activities:
Debt issuance costs	–	(1,222,673)
Principal payments on notes payable	–	(5,714,114)
Proceeds from issuance of notes payable	20,000,000	5,025,000
Proceeds from issuance of special warrants	–	23,000,025
Offering costs paid in connection with special warrant financing	–	(1,665,657)
Principal payments on capital lease	(35,676)	(18,750)
Proceeds from exercise of stock options	50,000	–
Proceeds from exercise of warrants	702,000	443,119

Net Cash Provided By Financing Activities	20,716,324	19,846,950

Net Increase in Cash and Cash Equivalents	1,096,335	2,361,075

Cash and Cash Equivalents at Beginning of Year	3,368,910	1,007,835

Cash and Cash Equivalents at End of Year	$4,465,245	$3,368,910

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$43,293	$396,514
Income taxes	–	–

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          NATURE OF OPERATIONS

Nord Resources Corporation and Subsidiary (the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. In July 2007, the Company commenced the reactivation of the Johnson Camp Mine. The Company commenced copper cathode production from leaching existing old dumps in January 2008, commenced the mining of new ore in January 2009 and completed the first sale of copper produced from newly-mined ore in February 2009.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company’s continuation as a going concern is dependent upon its ability to meet its obligations under its Credit Agreement with Nedbank and to produce copper to sell at a level where the Company becomes profitable. The Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves of the Johnson Camp Mine that are the basis for future cash flow estimates; reclamation obligations; asset impairment (including long–lived assets and investments); valuation allowances for deferred tax assets; disclosures and reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As required by the Credit Agreement with Nedbank Limited (“Nedbank”) dated June 28, 2007 (the “Credit Agreement”), the Company is required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. During 2008, this requirement was clarified and the Company now believes that it is not required to maintain the Debt Service Reserve Balance until it is in the financial position to fund such an account. The balance at December 31, 2008, reflects proceeds received from the close–out of a portion of the Company’s hedge position. This amount was reclassified to unrestricted cash in the first quarter of 2009. The Company maintained balances of $1,533,662 and $3,000,000 at December 31, 2008 and 2007, respectively.

Marketable securities at December 31, 2008 and 2007, consist of certificates of deposit which are considered held-to-maturity securities and are stated at amortized cost of $686,476 on the consolidated balance sheet. The certificates of deposit have an original maturity of 14 months, expire in December 2009 and carry a stated interest rate of 3.05% per annum. All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of the Company’s investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2008 and 2007.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary.

Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories and classified as “inventories” on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of costs applicable to sales. The current portion of inventories is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified as long–term. The major classifications of inventories are as follows:

Stockpiles

Stockpiles represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

Ore on Leach Pads

The recovery of copper from certain copper oxide ores is achieved through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the copper contained in the ore. The resulting “pregnant” solution is further processed in a plant where the copper is recovered. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from ore on leach pads as pounds are recovered based on the average cost per estimated recoverable pound of copper on the leach pad.

The estimates of recoverable copper on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover approximately 70% of the recoverable pounds in the first year of leaching, declining each year thereafter until the leaching process is complete.

Although the quantities of recoverable copper placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of copper actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of copper on its leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write–downs to net realizable value are accounted for on a prospective basis.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In–process Inventory

In–process inventories represent materials that are currently in the process of being converted to a saleable product. The Company utilizes a solvent extraction electrowinning process to extract the copper from the ore. In–process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In–process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in–process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished Goods Inventory

Finished goods represent saleable copper cathodes. Finished goods are valued at the weighted average cost of source material or net realizable value.

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Derivative Instruments and Hedging Activities

In connection with the Credit Agreement with Nedbank, the Company is required to maintain a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts have been designated as cash flow hedges, the changes to their fair value are currently reflected in accumulated other comprehensive income (loss) within the Statement of Equity. As of December 31, 2008, the carrying value of the derivative asset was $19,154,102, and the increase in fair value was recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. As of December 31, 2007, the carrying value of the derivative liability was $9,183,428, and the reduction in fair value was recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

During 2008, the Company entered into contracts to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the interest rate swap contract terms, the Company receives the three month United States Dollar London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from the Company. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts were also designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income (loss). A reduction in fair value of the interest rate swap occurred during the year ended December 31, 2008 in the amount of $437,084 and was recorded as accumulated other comprehensive income (loss) in the consolidated balance sheet as of December 31, 2008.

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt those provisions of SFAS 157 that relate to nonfinancial assets and liabilities on January 1, 2009 and is currently evaluating the impact of this statement on the Company’s consolidated financial statements and related disclosure.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market. The intent of this FSP is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. FSP 157-3 states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. FSP FAS 157-3 was effective upon issuance. The provisions of FSP 157-3 did not have a material impact on the Company.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities within the consolidated balance sheet as of December 31, 2008 measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3

Assets:

Derivative contracts – copper cash flow hedges, net	$19,154,102		$19,154,102

Liabilities:

Derivative contract – interest rate swap contract	$(437,084)		$(437,084)

The Company’s derivative instruments, copper cash flow hedges and interest rate swap contracts are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

Shipping and Handling Costs

The Company includes shipping and handling costs related to the transport of finished goods in operating expenses.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During 2007 and 2006, the Company incurred debt issuance costs of $1,297,673 and $161,065 respectively, related to the issuance of promissory notes, bridge loans and the project financing facility. During 2005, debt issuance costs of $100,000 were incurred in connection with an extension of a bridge loan with Nedbank in the total principal amount of $5,000,000. The bridge loan was repaid in 2007 and the associated debt issuance costs were fully amortized in 2007. The remaining debt issuance costs of $1,197,673, incurred in conjunction with the project financing facility, are being amortized over the term of the loans using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $1,659,369 and $1,419,597 at December 31, 2008 and 2007, respectively. Unamortized debt issuance costs were $877,249 at December 31, 2008.

Property and Equipment

Property and equipment are stated at cost. Mineral exploration costs are expensed as incurred. Equipment is depreciated using the straight–line method over the estimated useful lives of the assets which range from three to seven years. Mineral properties are amortized over the life of the mine using the units-of-production method. Buildings and mining equipment are depreciated over the shorter of their estimated useful lives, or over the life of the mine using the units of production method.

Long–Lived Assets

The Company reviews and evaluates its long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2008 and 2007.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The asset retirement obligation at the mine site is accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Stock Based Compensation

The Company accounts for its awards of stock based compensation under the fair value recognition provisions of SFAS No. 123(R), “Share–Based Payment,” using the modified prospective application method. The Company has granted incentive and non–qualified stock options to its employees and directors under the terms of its 2006 Stock Incentive Plan. The Company has also granted non–qualified, non–plan stock options, which have been authorized by the Company’s board of directors. Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant.

Net Loss per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities. Outstanding options, warrants and other dilutive securities to purchase 23,395,025 and 26,687,156 shares of common stock for the years ended December 31, 2008 and 2007, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options, warrants and other securities would be anti–dilutive.

Income Taxes

The Company uses the liability method to account for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the income tax payable or refundable for the current period and the change during the period in net deferred tax assets and liabilities.

Accumulated Other Comprehensive Income (Loss)

In addition to net income (loss), accumulated other comprehensive income (loss) includes all changes in equity during a period, including the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable securities classified as available-for-sale or other investments, except those resulting from investments by and distributions to owners.

Recently Issued Accounting Guidance

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, FASB Staff Position (“FSP”) 157–2, “Effective Date of FASB Statement 157”, was issued. FSP 157–2 applies to nonfinancial assets and nonfinancial liabilities, and defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for items within the scope of the FSP. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities beginning January 1, 2008. Accordingly, the adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

Fair Value Option for Financial Assets and Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS No. 159 effective January 1, 2008. The Company did not elect to measure any additional financial instruments at fair value that are not required to be measured at fair value. Accordingly, the adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

Expected Term for “Plain Vanilla” Share Options. In December 2007, the SEC issued SAB 110 which was issued to express the understanding that the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with FASB No. 123 would be acceptable beyond December 31, 2007. The Company adopted this standard beginning January 2008. The adoption of SAB 110 did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This statement also establishes a single method of accounting for changes in a parent’s ownership position interest in a subsidiary that do not result in deconsolidation. The statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and that disclosures be expanded in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company plans to adopt this standard beginning January 2009 and does not anticipate it will have a material impact on its consolidated financial statements.

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS 141 (Revised 2007) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (Revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141 (Revised 2007) will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates, if any, after the effective date.

Disclosures About Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. The objective of this statement is to enhance the understanding of: (1) how and why an entity

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit–risk–related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company plans to adopt this standard beginning January 2009 and is currently evaluating the potential impact of adopting this statement on the Company’s derivative instrument disclosures.

The Hierarchy of Generally Accepted Accounting Principles. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are present in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company plans to adopt this standard in January 2009 and does not believe it will have a material impact on the Company’s consolidated financial statements.

Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active. In October 2008, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, was issued. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. Accordingly, the Company adopted this standard beginning January 2008, and it did not have a material impact on its consolidated financial statements.

3.          INVENTORY

Inventory is as follows:

	At December 31
	2008	2007

Copper in process	$79,217	$–
Finished goods	62,490	–
Material and supplies	79,564	–

Total	$221,271	$–

The Company’s inventories are carried at the lower of cost or net realizable value. Cost for the product inventory is valued using the weighted average cost of production and includes all costs of purchase, costs of conversion (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. During 2008, the Company recorded write–downs of $530,694 in cost applicable to sales to reduce the carrying value of inventories to net realizable value.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          ACCRETION OF WARRANT MODIFICATION

On May 8, 2008, the Company extended the exercise period on 743,590 and 75,000 common stock purchase warrants held by Nedbank Limited by six months, to November 8, 2008 and November 15, 2008, respectively. The other terms and conditions of the warrants, including their respective exercise prices, remain unchanged. The change in fair value, which was a non-cash charge to interest expense during 2008, resulting from this modification in the warrant expiry date was $125,137 and was calculated using the Black–Scholes option pricing model with the following assumptions:

Risk–free interest rate	1.7%
Expected life	.5 years
Expected volatility	74% to 75%
Expected dividend yield	0%

5.          PRE COMMERCIAL PRODUCTION COSTS

The Company commenced copper cathode production from leaching existing old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Commercial production from existing heaps is defined by the Company as either operating at a minimum of 75% of designed capacity or generating positive cash flows from operations for a period of seven days. Commercial production from residual leaching operations was achieved effective February 1, 2008. Operating costs incurred prior to achieving commercial production, net of the realized value of copper produced during the period, are capitalized as mine development. These costs of $572,765 are being amortized on a straight–line basis over the expected life of production of existing ore heaps which is estimated to be 5 years. Pre commercial production costs in the amount of $104,731 were charged to operations during 2008.

6.          PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	At December 31,
	2008	2007

Land	$98,094	$383,891
Buildings	1,223,691	947,923
Mining and other equipment	3,336,144	2,830,179
Construction in Progress	36,944,454	10,795,491

Total	$41,602,383	$14,957,484

Depreciation and amortization of property and equipment charged to operations was $146,756 and $123,768 for the years ended December 31, 2008 and 2007, respectively.

7.          ACCRUED EXPENSES

Accrued expenses consist of the following:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,
	2008	2007

Accrued payroll expense	$827,664	$534,227
Other accrued liabilities	59,774	678,208

Total	$887,438	$1,212,435

8.          LONG–TERM DEBT

Long–term debt consists of the following:

	At December 31,
	2008	2007

Project Financing Facility	$25,000,000	$5,000,000
Less current maturities	(6,666,667)	(312,500)

Total	$18,333,333	$4,687,500

Project Financing Facility

The Company entered into a Credit Agreement dated June 28, 2007 (amended as of June 30, 2008), with Nedbank as administrative agent and lead arranger. The Credit Agreement provided for a $25 million secured term loan credit facility that was used by the Company to assist in financing the construction, start–up and operation of the Johnson Camp Mine. The Credit Agreement contemplated a series of term loans that were funded by a syndicate of lenders in response to draw-down requests by the Company, with the aggregate amount of all term loans being $25 million. The term loans were available until the earlier of: (i) the date of termination of the lender commitments; (ii) the first principal repayment date; and (iii) December 31, 2008. The loans bear interest, payable in arrears, at an annual rate equal to the London Interbank Offered Rate for the interest period in effect plus a margin of between 3.00% and 4.75% (3.5% to 5.25% during the initial reactivation period). The annual interest rate on these loans at December 31, 2008 was approximately 7.5% . In the event that the Company defaults under the Credit Agreement, an additional 3.0% interest will be payable in addition to such annual rate and all interest will be payable on demand. The Company paid a $500,000 loan fee on the lenders $25 million term loan commitment, of which $50,000 was credited from a previously expired commitment and an additional $500,000 to Auramet Trading, LLC for their assistance in obtaining the Credit Agreement. The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company from incurring certain additional debt, limits the Company’s ability to pay dividends and make certain restrictive payments and will be repaid beginning one year after the first draw down and ending four years after the date of the first draw down, subject to certain prepayment obligations set forth in the Credit Agreement. The Credit Agreement requires the Company to maintain certain financial covenants and pay a commitment fee of 0.25% on the unused term loan commitments of up to $25 million during the availability period.

Additionally, pursuant to the Credit Agreement, the Company was required to put in place a copper price protection program for a portion of the copper produced from the Johnson Camp Mine.

Transaction costs of $1,197,673 have been included in debt issuance costs and are being amortized on a straight–line basis over the term of the facility. During 2008 and 2007, $239,772 and $80,652 of amortization expense, respectively, which is included in interest expense, was recognized. As of December 31, 2008, $25,000,000 had been drawn down on the loan. Proceeds from the loan have been used for the reactivation of the Johnson Camp Mine.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, the maturities on the project financing facility were as follows:

2009	$6,666,667
2010	6,666,667
2011	6,666,666
2012	5,000,000

Total	$25,000,000

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

replacement warrants were exercisable at a price of $.56 per share and were set to expire on April 17, 2008. Auramet Trading, LLC exercised the 256,410 warrants in 2007.

In connection with a $3,900,000 loan with Nedbank, the Company issued to Nedbank warrants to purchase that number of shares of common stock as was to be calculated by dividing the Canadian dollar equivalent of $2,900,000 (on November 8, 2005) by the final price at which a share of the Company’s common stock was sold in a public offering and multiplying the result by 0.15. The warrants were exercisable on or before November 8, 2007, provided that the Company completed a public offering on or before May 8, 2006. Since the Company did not complete such an offering by May 8, 2006, the warrants expired in accordance with their terms on May 8, 2006, and the Company issued new warrants to Nedbank for the purchase of 743,590 shares of common stock at an exercise price of $.88 per share, being the amount equal to the average closing price of the Company’s common stock as quoted on the Pink Sheets LLC for the 20 trading days prior to May 8, 2006. The replacement warrants were scheduled to expire on May 8, 2008. On May 8, 2008, the Company extended the exercise period from May 8, 2008 to November 8, 2008. On November 8, 2008, the warrants expired unexercised.

During 2006, the Company negotiated an extension of the maturity on the $3,900,000 bridge loan from Nedbank. In connection with this extension, the Company agreed to increase the interest rate on the loan from 9% to 10% per annum, pay the lender a closing fee of $39,000, and issue 75,000 common stock purchase warrants to Nedbank and 25,000 common stock purchase warrants to Auramet Trading, LLC. The warrants were exercisable on or before May 15, 2008 at an exercise price of $1.00. At the same time, Auramet Trading, LLC, acting through Nedbank, advanced an additional $1,000,000 loan to the Company which was added to the outstanding principal under the secured bridge loan from Nedbank. In consideration of the additional loan advance, the Company paid to Auramet Trading, LLC $40,000 and issued to Auramet Trading, LLC warrants for the purchase of 250,000 shares of the Company’s common stock, exercisable for a period of two years at an exercise price $1.15 per share. On May 8, 2008, the Company extended the exercise period from May 15, 2008 to November 15, 2008. On November 15, 2008, the warrants expired unexercised.

During 2006, the Company negotiated an extension of the maturity date on the $4,900,000 secured bridge loan from Nedbank. In connection with this extension, the Company agreed to an increase in the interest rate on the loan from 10% to 11% per annum. In consideration for this extension, the Company paid Nedbank a fee of $49,000 and issued 88,770 common stock purchase warrants to Nedbank and 61,230 common stock purchase warrants to Auramet Trading, LLC. Each warrant entitled the holder to purchase one share of the Company’s common stock on or before September 30, 2008, at an exercise price of $.83 per share. On September 30, 2008, the warrants expired unexercised.

During 2007, the Company negotiated further extensions of the maturity date on the $4,900,000 secured bridge loan from Nedbank.. In connection with the extension, the Company received an additional $100,000, thereby increasing the outstanding principal amount of the bridge loan facility to $5,000,000. In consideration for the extension and increased loan amount, the Company paid Nedbank a fee of $75,000 and issued 174,000 common stock purchase warrants to Nedbank and 126,000 common stock purchase warrants to Auramet Trading, LLC. Each warrant entitled the holder to purchase one share of the Company’s common stock on or before September 30, 2008, at an exercise price of $.66 per share. On September 30, 2008, the warrants expired unexercised.

In addition during 2007, the Company negotiated a further extension of the maturity date on the $5,000,000 bridge loan. In consideration of this extension, the Company paid Nedbank a fee of $25,000.

The Company used the Black–Scholes option pricing model to estimate the fair market value of warrants issued in connection with the bridge loan facility. The value of the warrants was recorded as a reduction

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of debt and increase in additional paid–in–capital. The debt discount was amortized to interest expense over the life of the loan. The risk–free interest rate was based upon the U.S. Treasury yield curve in effect at the date of issuance. The expected volatility was based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The following assumptions were used to estimate the fair value of warrants issued in connection with the bridge loan facility during 2007 and 2006:

	2007	2006

Risk–free interest rate	4.9%	4.7% to 5.0%
Expected term in years	1.6 years	2 years
Expected volatility	70%	66%
Expected dividend yield	0%	0%

The fair value of warrants issued in connection with the bridge loan facility was $85,846 and $260,729 for the years ended December 31, 2007 and 2006, respectively. The Company recognized $85,846 and $374,862 of interest expense associated with the accretion of the debt discount on the bridge loan facility in 2007 and 2006, respectively. In addition, in connection with the modification of the maturity date of the 743,590 and 75,000 warrants held by Nedbank, the Company recognized $125,137 of interest expense during the year ended December 31, 2008.

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

The Company used the Black–Scholes option pricing model to estimate the fair market value of the warrants granted in connection with the revolving line of credit. The value of the warrants was recorded as a discount to debt and amortized to interest expense over the life of the loan. The Company recognized $170,909 of interest expense in 2006 associated with the accretion of debt discount.

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

9.          RECLAMATION COSTS

The Company estimates its asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. The Company estimates the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows are discounted at the Company’s

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated credit–adjusted, risk free interest rate of 10%. In October 2007, based on an amended feasibility study, the mine life was extended from nine years to sixteen years. Consequently, the Company reduced the retirement cost of the asset and the related liability by $69,193. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023 – 2024. The Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity when it resumes in 2009.

A reconciliation of the beginning and ending carrying amounts of the Company’s retirement obligation as of December 31, 2008 and 2007 is as follows:

	2008	2007

Liability, beginning of year	$131,141	$182,122
Accretion expense	13,115	18,212
Reduction in asset retirement cost	–	(69,193)

Liability, end of year	$144,256	$131,141

10.        PLATINUM DIVERSIFIFED SETTLEMENT

On September 24, 2007, the Company received the final payment of approximately $2.2 million pursuant to its Settlement Agreement dated March 7, 2007, with Platinum Diversified Mining, Inc. (“PDM”) and PDM’s direct and indirect subsidiaries, Platinum Diversified Mining USA, Inc. (“PDM USA”) and PDM Merger Corp. (together with PDM and PDM USA, the “PDM Parties”). The Settlement Agreement provided for the settlement of the dispute and disagreements between the Company and the PDM Parties arising in connection with the agreement and plan of merger dated October 23, 2006 which had contemplated the acquisition of the Company by PDM in an all–cash merger transaction.

The Company received a total of $3,617,166 from the PDM Parties in full and final settlement of all claims and disputes between the parties.

11.        OTHER INCOME (EXPENSE)

Write-off of speculative mineral properties as of December 31, 2008 is comprised of the $400,836 and the $6,002 expenses to write–off the carrying amounts of the Coyote Springs and Mimbres speculative mineral property projects that were abandoned during the year ended December 31, 2008.

Other income as of December 31, 2008 and 2007 is comprised of the following:

	2008	2007

Royalty income	$237,043	$402,624
Interest income	126,017	276,643
Realized gain on ineffective copper hedges	521,577	–
Other	15,371	27,852

Total other income	$900,008	$707,119

12.        COPPER PRICE PROTECTION PROGRAM

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Johnson Camp Mine. The price protection program consists of a synthetic put structure whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. As of December 31, 2008, the program covers approximately 26% of the estimated copper production from the Johnson Camp Mine during the term of the loan. The Company implemented the price protection program by entering into forward sales contracts for 4,560, 3,600, and 2,400 metric tons of London Metal Exchange cash settlement copper for 2009, 2010, and 2011, respectively, at a net forward price of $5,538, $4,841 and $4,413 per metric ton for the same periods. As of December 31, 2008, the Company has in place forward contracts of 3,820, 3,600 and 2,400 metric tons for 2009, 2010 and 2011, respectively, at a net forward price of $5,490, $4,841 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities with average strike prices of $8,781, $8,523, and $8,723 per metric ton for the same periods, respectively, thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of December 31, 2008, the average strike prices of the long call options were $8,871, $8,523 and $8,723 per metric ton for the periods ending 2009, 2010 and 2011, respectively. The program requires no cash margins, collateral or other security from the Company.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts were designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income (loss). During 2008 and 2007, respectively, an increase in fair value in the amount of $29,868,732 and a decrease in the amount of ($9,183,428) was recorded as other comprehensive income (loss) in the consolidated balance sheets. During 2008, contracts representing approximately 242 metric tons of copper originally designated as cash flow hedges were reclassified to trading securities because the Company’s forecasted production of copper during the first quarter of 2009 no longer matched its hedged position, and, as such, the underlying derivative contracts were deemed to be ineffective. Accordingly, the proceeds from the sale of these contracts in the amount of $521,577 have been reclassified from accumulated other comprehensive income and reported within the consolidated statement of operation as miscellaneous income. In addition, during 2008, the Company sold effective hedges in the amount of $1,009,625. The value of this sale continues to be reflected in accumulated other comprehensive income (loss). As of December 31, 2008 and 2007, the fair value of the derivative was approximately $19,154,102 and ($9,183,428), respectively. The amounts in accumulated other comprehensive income (loss) will be reclassified to the statement of operations upon the ultimate sale of the underlying hedged copper cathode or at the determination that the hedge is ineffective. Although this estimate is subject to changes in the forward price curve for copper, as of December 31, 2008, approximately $9,604,405 of the amount deferred in accumulated other comprehensive income (loss) is expected to be reclassified to earnings with the next 12 months.

13.        INTEREST RATE SWAP CONTRACTS

In November 2008, the Company entered into an interest rate swap agreement to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the interest rate swap contract terms, the Company receives LIBOR and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from the Company. Under the terms of the interest rate swap, settlement begins on March 31, 2009 and occurs every three months thereafter until the contract expires on September 28, 2012.

Under SFAS No. 133, this interest rate swap agreement is carried on the consolidated balance sheet at their fair value. As these contracts were designated as cash flow hedges, changes to the fair value of this agreement is reflected in accumulated other comprehensive income (loss). A reduction in fair value in the amount of $437,084 was recorded as other comprehensive loss and as a liability in the consolidated balance sheet as of December 31, 2008. The amount deferred will be reclassified to the statement of

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations upon the ultimate payment of the interest expense on the Company’s credit agreement with Nedbank or by declaration that the interest rate swap is ineffective. Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of December 31, 2008, approximately $299,717 of the deferral in accumulated other comprehensive income (loss) is expected to be reclassified to earnings with the next 12 months.

14.        SALES AGREEMENT

The Company has entered into a long term cathode sales agreement effective February 1, 2008, with Red Kite Master Fund Limited ("Red Kite") for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite will accept delivery of the cathodes at the Johnson Camp Mine, and pricing will be based on the average monthly COMEX price for high–grade copper. Accordingly, during the year ended December 31, 2008, the Company sold approximately 2,901,613 pounds (1,316 metric tons) of copper cathode to Red Kite under the terms of the agreement. This amount represented 100% of the Company’s copper sales.

15.        INCOME TAXES

The components of the provision for income taxes as of December 31, 2008 and 2007 are as follows:

	2008	2007

Current:
Federal	$–	$–
State	–	–
Total current income tax expense	–	–

Deferred:
Federal	–	–
State	–	–
Total deferred income tax expense	–	–

Total	$–	$–

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

	2008	2007

Federal statutory rate	35%	35%
State income taxes, net of federal benefits	5%	4%
Valuation allowance	(40)%	(39)%

Total	–%	–%

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred income taxes as of December 31, 2008 and 2007 are as follows:

	2008	2007

Net operating loss carry forwards	$33,248,000	$32,270,000
Capital loss carry forward	3,618,000	3,476,000
Other tax credits	1,540,000	–
Stock based compensation	584,000	369,000
Deferred gain on cash flow hedges	405,000	–
Accrued payroll expense	273,000	–
Unrealized loss on cash flow hedges	175,000	–
Inventory	121,000	–
Accrued reclamation expense	58,000	52,000
Other	25,000	30,000
Valuation allowance	(31,791,000)	(35,717,000)

Total deferred tax asset	8,256,000	480,000

Unrealized gain on cash flow hedges	(7,690,000)	–
Depreciation and amortization	(566,000)	(480,000)

Total deferred tax liability	(8,256,000)	(480,000)

Net deferred tax asset	$–	$–

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2008 and 2007 as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance in 2008 and prior years to offset the entire deferred tax asset arising from the tax loss carry forward and other temporary differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The net change in the valuation allowance was a decrease of $3,926,000 and $2,928,000 in 2008 and 2007, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The tax benefits associated with employee exercises of non–qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce income taxes currently payable. However, no benefits were recorded to additional paid–in–capital in 2008 or 2007 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit.

At December 31, 2008, the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $92,700,000 and $17,400,000, respectively. The Company also had a capital loss carry forward of approximately $9,000,000 which can be utilized to offset capital gains and expires in 2011. The NOL carry forwards expire in the years 2008 through 2028, and 2009 through 2013, for federal and state purposes, respectively. If a change of control in accordance with section 382 of the Internal Revenue Code occurs in the future, the Company’s ability to fully utilize its net operating loss carry forward in computing its taxable income will be limited to an annual maximum of the value of the Company just prior to the change in control multiplied by the long term tax exempt rate.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2005 – 2008 remain open to examination by the Internal Revenue Service of the United States.

16.        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of accumulated other comprehensive income (loss) for the Company include net gain (loss) and mark–to–market adjustments on cash flow hedges.

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007

Balance, beginning of year	$(9,183,428)	$–
Unrealized losses on cash flow hedges	(437,084)	(9,183,428)
Unrealized gains on cash flow hedges	28,337,530	–
Realized gains on cash flow hedges	1,531,202	–
Transfer of realized gains on ineffective cash flow hedges	(521,577)	–

Balance, end of year	$19,726,643	$(9,183,428)

17.        STOCKHOLDERS’ EQUITY

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

Common Stock

In June 2007, the Company completed an unregistered private placement offering of 30,666,700 special warrants. The special warrants were offered and sold at a price of $.75 per special warrant, for aggregate gross proceeds of $23,000,025. In connection with this offering, the Company paid the agents of the offering a commission equal to $1,380,002, or 6% of the gross proceeds of the offering, and 1,840,002 stock options, each exercisable at $.75 per common share for a period of two years from the date of issuance. For financial reporting purposes, the stock options have been valued at $513,436. After deducting additional offering expenses of approximately $285,655, the Company received net proceeds of $21,334,368, which has been offset by the fair market value of the stock options granted to the agents for financial reporting purposes; for a net total of $20,820,932. Each special warrant was convertible into one fully–paid and non–assessable share of common stock and one–half of one common share purchase warrant for no additional consideration. The special warrants were governed by the terms of a special warrant indenture (the “indenture”) dated June 5, 2007 among the Company, Computershare Trust Company of Canada, as the special warrant trustee, and Blackmont Capital, Inc. Pursuant to the terms of

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the indenture, the holder of the special warrant was not deemed a holder of the underlying common stock or warrants until the special warrant were converted.

In connection with the terms of the indenture, the Company entered into a registration rights agreement whereby it was required to (a) file and obtain receipt for a Canadian non–offering prospectus to qualify the issuance in Canada of (i) the shares of common stock and the warrants issuable upon conversion of the special warrants and (ii ) the shares of common stock issuable upon exercise of the warrants and (b) file a registration statement under the Securities Act of 1933, as amended, in order to register the resale of (i) the shares issuable upon conversion of the special warrants, and (ii) the shares issuable upon exercise of the warrants. Accordingly, pursuant to the registration rights agreement, if the Company failed to obtain a receipt for a final Canadian Prospectus and effectiveness of the U.S. registration statement by December 3, 2007, representing 180 days following the closing of the special warrant offering, it would be liable for a liquidity incentive payment to the investors equal to 1% per month (pro–rated), subject to a maximum liquidity incentive payment equal to 12% of the gross proceeds of the offering.

As of December 21, 2007, the Company had obtained the receipt for a final Canadian Prospectus as well as the effectiveness of the U.S. registration statement. Accordingly, the Company paid a liquidity incentive payment to the special warrant holders of $118,710.

Pursuant to the terms of the indenture, the special warrants were automatically converted into the underlying common shares and warrants on December 21, 2007. As a result of the conversion, the Company issued 30,666,700 shares of common stock and 15,333,350 warrants, each exercisable into one share of common stock at an exercise price of $1.10 per share for a period of five years from the special warrant’s issuance. The conversion of the special warrant did not result in any additional proceeds to the Company. As of December 31, 2008, the total 15,333,350 warrants are still outstanding.

During 2008, 250,000 stock options were exercised at an exercise price of $50,000. During 2006, 2,715,000 stock options were exercised at an exercise price of $54,300.

During the years ended December 31, 2008 and 2007, certain equity–based fees were paid to the Company’s non–executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non–executive directors exercised such rights in respect of the equity–based fees payable to them for 2008 and 2007. Accordingly, during 2008 and 2007, the Company credited a total of 315,807 and 143,627 DSUs, respectively, to its non–executive directors, and recognized compensation expense of $130,000 and $125,600, respectively, related to the issuance of these DSUs. During 2008 and 2007, 44,411 and 90,027 DSUs, respectively, were converted into common shares.

During 2007, the Company issued 33,332 shares of common stock valued at $36,665 as payment under the Coyote Springs Option.

During 2007, pursuant to an employment agreement with John Perry, President and Chief Executive Officer of the Company, the Company issued 100,000 shares of its common stock to Mr. Perry. As a result of these issuances, the Company recognized compensation expense of $80,000 during 2007.

During 2007, pursuant to a settlement agreement dated September 29, 2006, the Company issued 139,880 shares of common stock valued at $163,000 to Nicholas Tintor, a former Director and Chief Executive Officer of the Company.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

18.        STOCK–BASED COMPENSATION

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

The 2006 Stock Incentive Plan provides for the granting to Eligible Participants of such incentive awards (each, an “Award”) as the administrator of the 2006 Stock Incentive Plan may from time to time approve. Subject to applicable laws, including the rules of any applicable stock exchange or national market system, the administrator is authorized to grant any type of Award to an Eligible Participant (each a “Grantee”) that by its terms involves or may involve the issuance of: (i) shares of common stock, (ii) a stock option, (iii) a stock appreciation right entitling the Grantee to acquire such number of shares of common stock or such cash compensation as will be determined by reference to any appreciation in the value of the Company’s common stock, (iv) restricted stock issuable for such consideration (if any) and subject to such restrictions as may be established by the administrator, (v) unrestricted stock issuable for such consideration (if any) on such terms and conditions as may be established by the administrator, (vi) restricted stock units, subject to such restrictions as may be imposed by the administrator, and represented by notional accounts maintained in the respective names of the Grantees that are valued solely by reference to shares of common stock of the Company and payable only in shares after the restrictions eligible remuneration otherwise payable in shares of common stock, subject to settlement in accordance with the terms and conditions of the Award and represented by notional accounts maintained in the respective names of the Grantees, (viii) dividend equivalent rights, which are rights entitling the Grantee to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock, (ix) any other security with the value derived from the value of the Company’s common stock, or (x) any combination of the foregoing. Subject to payment of the exercise price, the Company issues common stock from treasury on a fully paid and non-assessable basis upon exercise of any stock options granted as Awards under the 2006 Stock Incentive Plan.

Under the 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options or non–qualified stock options.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

There are 7,981,675 stock options outstanding at December 31, 2008, of which 3,271,675 are non–qualified; non–plan stock options and 4,710,000 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2009 to 2017.

During 2008, the Company granted 1,810,000 stock options to employees and directors, granted 106,674 stock options to persons other than employees and directors and recognized $471,137 in compensation expense. During 2007, the Company granted 2,300,000 stock options to employees and directors and recognized $801,076 in compensation expense.

The following table summarizes annual activity for all stock options for each of the two years in the period December 31, 2008:

		Weighted Average
	Number of Options	Exercise Price

Options outstanding at December 31, 2006	2,924,998	$.79
Granted	4,140,002.75
Exercised	–	–
Cancelled/Expired	(449,999)	1.61

Options outstanding at December 31, 2007	6,615,001.71
Granted	1,916,674.14
Exercised	(250,000)	.20
Cancelled/Expired	(300,000)	.75

Options outstanding at December 31, 2008	7,981,675	$.59

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of December 31, 2008:

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
	Outstanding	in Years	Exercise Price	Intrinsic Value

Total stock options	7,981,675	4.4	$.59	$199,100
Exercisable stock options	5,405,008	3.7	$.73	$–

The market price of the Company’s common stock on December 31, 2008 was $.20 per share. The weighted average exercise price of the total and exercisable stock options was $.59 and $.73, respectively. Accordingly, the intrinsic value of such total stock options and exercisable stock options on December 31, 2008 was $199,100 and $0, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $45,000.

The following table summarizes the activity in unvested stock options for the years ended December 31, 2008 and 2007:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average
		Grant Date
	Number of Options	Fair Value

Non–vested options outstanding at December 31, 2006	533,333	$.78
Granted	4,140,002.43
Vested	(2,806,668)	.39
Cancelled/Forfeited	(66,667)	.78

Non–vested options outstanding at December 31, 2007	1,800,000.57
Granted	1,916,674.08
Vested	(1,140,007)	.58
Cancelled/Forfeited	–	–

Non–vested Options outstanding at December 31, 2008	2,576,667	$.20

The total grant date fair value of options vested during the year ended December 31, 2008 was $665,173. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of December 31, 2008, 2,576,667 stock options remained unvested, resulting in $154,410 in compensation expense to be recognized over the next 2.25 years.

The Company uses the Black–Scholes option pricing model to estimate the fair value of stock options granted. The expected forfeiture rate of 8% in 2008 and 2007 was based on historical employee turnover rates and included actual forfeitures of stock options due to the resignation of one of the Company’s officers. Management believes that the historical forfeiture rate is reflective of expected future forfeitures. The expected life of the options granted is estimated using the formula set forth in Securities and Exchange Commission SAB No. 107. The risk–free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and, in connection with the adoption of SFAS 123(R), “Share–Based Payment,” the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The Company granted 1,916,674 and 4,140,002 (including 1,840,002 stock options issued to agents pursuant to the Special Warrant financing during 2007 and 106,674 issued in 2008, pursuant to the Coyote Springs property option agreement) stock options during 2008 and 2007, respectively. The fair values for the stock options granted during 2008 and 2007 were estimated at the respective dates of grant using the Black–Scholes option pricing model with the following assumptions:

	2008	2007
Risk–free interest rate	1.4% to 2.3%	2.9% to 5.0%
Expected life	3.0 to 3.1 years	2.0 to 5.5 years
Expected volatility	78% to 91%	78% to 91%
Expected dividend yield	0%	0%

Deferred Stock Units

During 2008 and 2007, certain equity–based fees have been paid to the Company’s non–executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non–executive directors exercised such rights in respect of the equity–based fees payable to them for 2008 and 2007. Accordingly, during 2008, the Company credited a total of 315,807 DSUs to its non–executive directors and recognized expenses of $130,000, related to the issuance of these DSUs. During 2007, the Company credited a total of 143,627 DSUs to its non–executive directors and recognized expenses of $125,600, related to the issuance of DSUs. During 2008 and 2007, 44,411 and

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

90,027 DSUs were converted into common shares, respectively. As of December 31, 2008, there were 471,237 DSUs outstanding.

Common Stock

During 2007, the Company issued 100,000 shares of common stock to employees of the Company as compensation. There were no shares issued to employees of the Company during 2008. The weighted average grant date fair value of common stock issued to employees during 2007 was $.80. Stock based compensation related to these awards of $80,000 is included in operating expenses for 2007.

19.        COMMITMENTS AND CONTINGENCIES

Capital Lease

During 2004 and 2008, the Company entered into leases for certain mining equipment that qualifies as a capital lease obligation. As a result, the present value of the future minimum lease payments is recorded as equipment and related capital lease obligation in the accompanying consolidated balance sheets. At December 31, 2008 and 2007, the cost of equipment acquired under these capital lease obligations was $154,310 and $75,000, respectively, and the related accumulated amortization was $90,862 and $65,625, respectively.

Future minimum lease payments for the capital lease obligations are as follows for the years ending December 31, 2008 and 2007:

	2008	2007

Total minimum obligations	$62,245	$12,647
Less amounts representing interest	(9,235)	(3,272)

Total principal	53,010	9,375
Less current portion	(7,995)	(9,375)
Long term portion	$45,015	$–

Office Lease

Effective June 1, 2006, the Company entered into a lease agreement for office space in Tucson, Arizona. The amount of the lease was $4,000 per month, subject to 3% escalation per annum and rental tax, has a term of 5 years, and includes a right to terminate the lease at the end of the third year.

The following is a schedule of future minimum lease payments at December 31, 2008 under the Company’s operating lease that have initial or remaining non–cancelable lease terms in excess of one year:

Years Ending December 31,
2009	$52,185
2010	53,765
2011	22,513

Total	$128,463

Rental expense charged to operations was $67,570 and $50,973 for the years ended December 31, 2008 and 2007, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Retirement Plan

Effective March 7, 2008, the Company adopted a 401(k) Plan for all of its employees. Under the 401(k) Plan, when an employee meets certain eligibility requirements, the Company will make non-elective contributions in an amount equal to up to 4% of such employee’s eligible compensation, pursuant to the tax deferral “safe harbor” provided for in section 401(k) of the Internal Revenue Code. The Company recognized $32,003 of expense related to the 401(k) plan during the year ended December 31, 2008.

Coyote Springs

In January 2004, the Company acquired an exclusive option (“Coyote Springs Option”) to purchase the leasehold rights and mining claims located near Safford in Graham County, Arizona described as “Coyote Springs,” consisting of two State of Arizona exploration leases and 52 unpatented mining claims. The Coyote Springs property is a large tonnage porphyry copper–gold exploration target with exposed, surface copper oxides and considerable potential for deeper copper sulfides. Coyote Springs is situated adjacent to the Phelps Dodge Corporation Dos Pobres copper development project near Safford, which has been determined by the United States Geological Survey to be one of the largest undeveloped porphyry copper mining districts in the world with proven undeveloped reserves.

During 2007, the Company issued 33,332 shares of common stock, valued at $36,665 and $18,330 in cash. During 2008, the Company issued options to purchase 106,674 shares of common stock with exercise prices of $1.00 per share and a three year term expiring on July 24, 2010 and valued at $51,040. In addition, the Company paid $60,000 in cash during 2008. In December 2008, the Company elected to terminate the option it held to acquire an interest in the Coyote Springs exploration project. Consequently, the Company recorded a charge to other expenses in the amount of $400,836 to write off its investment in this property.

The stock options relative to the Coyote Springs Option were to be issued at an exercise price of 15% below the market price of the Company’s common stock on the date of grant, be immediately exercisable and expire in 36 months. However, due to Toronto Stock Exchange rules, the Company was required to issue these options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

Mimbres

In June 2004, the Company acquired an exclusive option (“Mimbres Option”) to purchase the leasehold rights and mining claims for a large tonnage porphyry copper exploration target located near Silver City, New Mexico (“Mimbres”). As of December 31, 2007, the Company had not issued any common stock or stock options due to certain conditions of the Mimbres Option that have not been satisfied. The Company was under no obligation to issue any consideration until such time that the Mimbres Option conditions have been satisfied. During January 2008, the Company elected to terminate its option to purchase the Mimbres’ leasehold rights and mining claims. Consequently, the Company recorded a charge to other expenses in the amount of $6,002 to write off its investment in this property.

Texas Arizona Mine

In July 2004, the Company entered into an option agreement to acquire a 100% interest in four unpatented mining claims in Cochise County, Arizona, known as the “Texas Arizona Mine”. The Company paid $980 to acquire the option and agreed to pay $10,000 within four years to acquire the Texas Arizona Mine. During 2008, the Company paid $10,000 to the owners the Texas Arizona Mine. Both of the payments have been included in property and equipment in the accompanying consolidated balance sheet.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Performance Incentive Plan

During 2007, the Company adopted a performance incentive plan, or the Performance Plan, for the purpose of retaining and providing an incentive to certain key employees involved in restarting and commissioning the Johnson Camp Mine. In December 2008, the Company revised certain targets or milestones, lowered the potential payout and modified the effective period of the Performance Plan. The Performance Plan covers the period of time from July 1, 2007, to April 30, 2009 and bases its payouts on the achievement of certain key targets and milestones associated with the restart and commissioning of the Johnson Camp Mine.

The Company’s Compensation Committee is responsible for administering the Performance Plan, including selecting the employees eligible to participate therein, determining their participation level and establishing key target dates for payments to be made under the Performance Plan.

Under the Performance Plan, the achievement of targets or milestones is not on an “all or nothing” basis. If a milestone is achieved later than the target date set by the Compensation Committee, it will still have

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been achieved; however, it will have been achieved at less than 100%. The level of achievement reached with respect to the established targets or milestones will be determined by the Chief Executive Officer and President, subject to approval by the Compensation Committee

During 2008 and 2007, the Company recognized $199,958 and $358,839, respectively, in accrued compensation expense associated with the Performance Plan. Should the Company achieve the targets or milestones as currently planned, the Company would be committed to an additional $148,386 in compensation expense during 2009.

Royalty Obligations

Copper metal produced from Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1 million. During 2008, the Company recognized royalty expense of $58,032 which represents the total accumulated amount incurred under the obligation.

Letters of Credit

As part of its ongoing business and operations, the Company is required to provide bank letters of credit as financial support for various purposes, including environmental reclamation and other general corporate purposes. As of December 31, 2008 and 2007, there was $686,476 of outstanding letters of credit. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the Company. Certain of these instruments are associated with operating sites with long–lived assets and will remain outstanding until closure.

20.        LITIGATION

Other than as set forth below, as of December 31, 2008, the Company knows of no material, existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. The Company does not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact its financial position, results of operations or cash flows.

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

The ADEQ issued a Compliance Order on September 7, 2002, requiring the Company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, the Company entered into a stipulated judgment with the ADEQ which assessed civil penalties against it in the amount of $4,325,000. The stipulated judgment can only be entered should a default notice issued pursuant to the Compliance Order not be cured within 60 days after notice is received. The Compliance Order further provides that any future violations of Arizona’s aquifer protection laws would subject the Company to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ADEQ has issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the Company’s Aquifer Protection Permit Program and indicating that certain violations constituted non–compliance with the Compliance Order. The Company has responded to the Notice of Violation in a timely manner by submittal dated August 7, 2008, indicating that no such violations occurred. In addition, the Company has performed certain remedial type actions with respect to various areas referenced in the ADEQ’s Notice of Violation.

21.        RELATED PARTY TRANSACTIONS

In addition to related party transactions discussed throughout the notes to the consolidated financial statements, the following related party transactions have occurred:

During 2008, the Company recorded $8,500 and paid $6,000 to John Cook, a director of the Company, for consulting services related to reactivation of Johnson Camp Mine.

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

The Company advanced to TMD Acquisition the aggregate amount of $50,000 (evidenced by demand promissory notes dated February 27, 2006 and May 8, 2006, each in the principal amount of $25,000) to

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cover certain expenses that TMD Acquisition had incurred in preserving the Zinc Opportunity. The loan was repayable to the Company on demand and was subject to set–off against the TMD Expenses.

Although ASARCO’s trustee in bankruptcy had sold the Zinc Assets, the Company instructed counsel to preserve any right of action (the “ASARCO Claim”) that the Company may have against ASARCO and ASARCO’s trustee in bankruptcy. On December 12, 2006, the Company entered into a settlement agreement with ASARCO pursuant to which ASARCO paid to the Company $475,000 in consideration of the execution and delivery by the parties of mutual general releases.

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

22.        FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents a summary of the Company’s financial instruments as of December 31, 2008:

	Carrying	Estimated Fair
	Amount	Value

Cash and cash equivalents	$4,465,245	$4,465,245
Derivative instruments	19,154,102	19,154,102
Restricted cash	1,533,662	1,533,662
Restricted marketable securities	686,476	686,476
Financial Liabilities:
Long–term debt	25,000,000	*
Derivative instruments	437,084	437,084

Notes:

*	The fair value for the Company’s long–term debt cannot be determined as the financial instrument is not actively traded.

The carrying amounts for cash and cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses approximate fair value because of the short maturities of these financial instruments. Pursuant to SFAS No. 133, for reporting purposes, the Company’s derivative instruments are recorded at fair value.

Interest rate risk is the risk to the Company’s earnings that arises from fluctuations in interest rates and the degree of volatility of these rates. In November 2008, the Company entered into contracts to hedge

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the interest rate swap contract terms, the company pays fixed–rate interest at a rate of 2.48% and receives a floating–rate interest amount based on LIBOR. The program requires no cash margins, collateral or other security from the Company. Under the terms of the interest rate swap, settlement begins on March 31, 2009 and occurs every three months thereafter until the contract expires on September 28, 2012.

23.        CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities, accounts receivable and derivatives. The Company places its cash and marketable securities and derivative contracts with high quality financial institutions and limits its credit exposure with any one financial institution. At times, the Company’s bank account balances may exceed federally insured limits. The Company’s potential loss due to credit risk on its derivative instruments amounts to approximately $18,717,018 as of December 31, 2008. However, the counter party on both the copper price protection program and the interest rate swap agreement is Nedbank, the holder of the Company’s $25 million credit facility. Under the Company’s $25 million Credit Facility and the derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company neither deposited nor holds any collateral related to its derivative instruments.

24.        NON–CASH INVESTING AND FINANCING ACTIVITIES

Supplemental Disclosure of Non–cash Investing and Financing Activities:	2008	2007
Common stock issued for purchase of property	$–	$36,665
Stock options issued for purchase of property	51,040	–
Stock options issued in connection with special warrant financing	–	513,436
Warrants issued in connection with bridge loan	–	85,846
Common stock issued for settlement of accounts payable	–	163,000
Conversion of special warrants into common stock	–	20,820,932
Common stock issued in exchange for deferred stock units	444	901
Debt issuance costs paid through notes payable	–	75,000
Common stock issued upon conversion of related party convertible notes	–	132,680
Mark to market gains (losses) from cash flow hedges	28,910,071	(9,183,428)
Adjustment to asset retirement obligations	–	69,193
Capitalized interest	995,407	–
Acquisition of equipment under lease	79,310	–
Construction in progress financed by accounts payable	7,679,567	942,772

25.        SUBSEQUENT EVENTS

Sale of a Royalty

On March 31, 2009, the Company sold to IRC Nevada Inc. a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale are approximately $4,950,000. The royalty is payable in cash on a quarterly basis.

Amendment to Nedbank Credit Facility

In March 2009, the Company agreed to amend and restate its $25 million credit agreement with Nedbank. Payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013; the payments scheduled to be paid on March 31 and June 30, 2009 (the “Deferred Payments”) have been deferred until December 31, 2012 and March 31, 2013, respectively. The loan bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 6.06%. The margin will be reduced by 1.75% if the Company prepays the deferred payments, and will be reduced by an additional 0.5% upon completion of the Johnson Camp Mine, as defined in the amended and restated credit agreement, which is currently scheduled for October 2009.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the amended and restated credit agreement, the Company may sell certain copper price hedging instruments that it currently holds under copper price hedging agreements maturing on October 1, 2010 or later, if the net proceeds to the Company will be more than $2,200,000. If the Company elects to do so, it will be required to set aside $2.2 million in a segregated account to fund its debt service obligations under the credit facility. The existing loan will then be separated into two tranches, whereby the first tranche will be equal to the aggregate principal amount then outstanding minus $2,200,000, which will be the principal amount of the second tranche. The second tranche will be subject to an interest rate of LIBOR plus 5.00% per annum and scheduled for repayment on March 31, 2013. However, if the Company prepays the Deferred Payments, the second tranche will be amortized in equal portions over the number of quarters remaining until March 31, 2013.

Under the amended and restated credit agreement dated March 31, 2009, the maturities on the project financing facility will be as follows:

2009	$3,333,333
2010	6,666,667
2011	6,666,667
2012	6,666,667
2013	1,666,666
Total	$25,000,000

In consideration of Nedbank’s agreement to amend and restate the credit agreement, the Company has agreed to issue common stock purchase warrants to N.B.S.A. Limited, a company affiliated with Nedbank. Each warrant will be exercisable for two years and will entitle the holder to purchase one share of the Company’s common stock at an exercise price that, subject to the approval of the Toronto Stock Exchange, will be equal to the greater of: (a) 110% of the average closing price of the Company’s common stock on the OTC Bulletin Board during the 20 trading days preceding the date of grant; or (b) the last closing price of the Company’s common stock on the OTC Bulletin Board immediately preceding the date of grant. Subject to the approval of the Toronto Stock Exchange, the Company will have the right, exercisable at any time and from time to time, but in any event no later than the 180th day following the issue date of the warrants, to repurchase some or all of the warrants at a price to be determined on a pro rata basis where the total repurchase price for all of the warrants is equal to $100,000, being the estimated value of the warrants as determined pursuant to the Black-Scholes model. The number of warrants to be issued to N.B. S.A. Limited will also be determined in accordance with the Black-Scholes model, and is estimated to be approximately 750,000.

Appointment of New Chief Operating Officer

In January 2009, Randy L. Davenport joined the Company as Vice President and Chief Operating Officer. Mr. Davenport is succeeding Erland (Andy) A. Anderson, who is retiring, but has agreed to remain a consultant during a transitional period.

Notice of Violation by the Arizona Department of Environmental Quality (ADEQ)

In connection with the ADEQ’s Notice of Violation dated June 26, 2008, concerning alleged violations of the Company’s Aquifer Protection Permit Program and indicating that certain violations constituted non–compliance with the Compliance Order, the ADEQ has indicated that it is not completely satisfied with the Company’s response dated August 7, 2008. The parties have conferred and the Company has submitted additional information dated January 15, 2009 in accordance with the parties’ discussions. The ADEQ has not responded in writing to the January 15, 2009 submittal.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent Infringement Lawsuit

In January 2009, a lawsuit was filed by Corrosion IP Corp. and CTI Southwest, LLC, as plaintiffs, against the Company alleging that certain containers for corrosive materials purchased by the Company from Novenco Consultants Limited (“Novenco”) infringe on three patents held by the plaintiffs and further alleging that the Company has infringed on a copyrighted drawing owned by the plaintiffs. The Company has filed an answer denying all liability and has also filed a Third Party Complaint against Novenco. Prior to the Company’s purchase of the containers from Novenco, Novenco assured the Company that the containers did not infringe on any patents held by others and provided the Company with an indemnification agreement, in which Novenco agreed to indemnify the Company from any damages that might arise from a claim of patent infringement. The Company believes that the containers do not infringe on any patents held by the plaintiffs and believes, in any event, that Novenco will be held responsible for any possible damages. The Company is mitigating its risks associated with the litigation by assembling proof that the plaintiffs’ allegations are false and further through the Third Party Complaint against Novenco. The Company believes that if the plaintiffs are successful, the resulting award of damages against it, if any, will not be material to the financial condition of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 26, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John T. Perry
John T. Perry
(Principal Executive Officer)
President and Chief Executive Officer
Date: March 31, 2009

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer
Date: March 31, 2009

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 31, 2009

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: March 31, 2009

By:	/s/ T. Sean Harvey
T. Sean Harvey
Director
Date: March 31, 2009

By:	/s/ John F. Cook
John F. Cook
Director
Date: March 31, 2009