Form 10-Q
period 2009-03-31
NORD RESOURCES CORP
filed 2009-05-15
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 69,639,255 shares of common stock as of April 27, 2009.

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [X]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2009

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2008, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation and its wholly-owned subsidiary Cochise Aggregates and Materials, Inc. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the interim condensed consolidated financial statements for the three months ended March 31, 2009 and March 31, 2008 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s December 31, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s December 31, 2008 annual consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,498,647	$4,465,245
Accounts receivable	6,988	320,493
Inventories	1,791,074	221,271
Current portion of derivative contracts	6,059,497	9,604,405
Prepaid expenses and other	515,622	360,901

Total Current Assets	10,871,828	14,972,315

Property and Equipment, at cost:
Property and equipment	45,991,906	4,657,929
Less accumulated depreciation and amortization	(1,890,845)	(1,614,405)
	44,101,061	3,043,524
Construction in progress	-	36,944,454
Net Property and Equipment	44,101,061	39,987,978

Other Assets:
Restricted cash and marketable securities	686,476	2,220,138
Derivative contracts, less current portion	3,151,830	9,549,697
Debt issuance costs, net of accumulated amortization	953,609	877,249
Total Other Assets	4,791,915	12,647,084

Total Assets	$59,764,804	$67,607,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(Continued)

	March 31,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$6,350,838	$9,694,716
Accrued expenses	1,185,976	887,438
Current portion of deferred revenue	310,222	-
Current maturities of accrued interest	270,613	265,442
Current maturities of long–term debt	5,000,000	6,666,667
Current maturities of derivative contracts	274,351	299,717
Current maturities of capital lease obligation	15,808	7,995

Total Current Liabilities	13,407,808	17,821,975

Long–Term Liabilities:
Derivative contracts, less current maturities	120,772	137,367
Long–term debt, less current maturities	20,000,000	18,333,333
Capital lease obligation, less current maturities	41,063	45,015
Deferred revenue, less current portion	4,639,778	-
Accrued interest, less current maturities	1,082,454	729,965
Accrued reclamation costs	146,110	144,256
Other	39,184	47,103

Total Long–Term Liabilities	26,069,361	19,437,039

Total Liabilities	39,477,169	37,259,014

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 100,000,000 shares authorized,
69,639,255 and 69,493,635 shares issued and outstanding as of March
31, 2009 and December 31, 2008, respectively	696,392	694,936
Additional paid–in–capital	110,230,067	109,940,000
Accumulated deficit	(99,357,892)	(100,013,216)
Accumulated other comprehensive income	8,719,068	19,726,643

Total Stockholders’ Equity	20,287,635	30,348,363

Total Liabilities and Stockholders’ Equity	$59,764,804	$67,607,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

Net sales	$1,417,419	$1,540,154

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	991,662	797,316
General and administrative expenses (includes stock based compensation of $185,523 and $210,822, respectively)	783,372	1,405,183
Depreciation, depletion and amortization	184,409	53,852

Loss from operations	(542,024)	(716,197)

Other income (expense):
Interest expense	(135,423)	(75,116)
Other expenses	(2,681)	-
Miscellaneous income	1,335,452	116,766

Total other income	1,197,348	41,650

Income (loss) before income taxes	655,324	(674,547)

Provision for income taxes	-	-

Net income (loss)	$655,324	$(674,547)

Net income (loss) per basic and diluted share of common stock:

Weighted average number of basic common shares outstanding	69,773,292	66,859,687
Basic earnings (loss) per share of common stock	$0.01	$(0.01)

Weighted average number of diluted common shares outstanding	70,462,737	66,859,687
Diluted earnings (loss) per share of common stock	$0.01	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

					Accumulated
			Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Common Stock		Capital	Deficit	Gain	Equity
	Shares	Amount

Balance at December 31, 2008	69,493,635	$694,936	$109,940,000	$(100,013,216)	$19,726,643	$30,348,363
Comprehensive loss:
Net income	-	-	-	655,324	-	655,324
Unrealized mark to
market adjustment of
cash flow hedges, net	-	-	-	-	(9,900,814)	(9,900,814)
Net realized gains from
cash flow hedges	-	-	-	-	933,246	933,246
Effective portion of
copper hedges
transferred to net sales	-	-	-	-	(572,966)	(572,966)
Effective portion of
copper hedges
transferred to
capitalized pre-
production costs	-	-	-	-	(271,897)	(271,897)
Ineffective portion of
copper hedges
transferred to
miscellaneous income	-	-	-	-	(1,261,239)	(1,261,239)
Effective portion of
interest rate swap
transferred to interest
expense	-	-	-	-	66,095	66,095
Comprehensive loss	-	-	-	-	-	(10,352,251)

Compensation expense from
issuance of stock options	-	-	153,023	-	-	153,023
Exercise of stock options	66,668	666	5,334	-	-	6,000
Common stock issued for
deferred stock units	78,952	790	(790)	-	-	-
Issuance of warrants to
Nedbank	-	-	100,000	-	-	100,000
Compensation expense from
issuance of deferred stock
units	-	-	32,500	-	-	32,500

Balance at March 31, 2009	69,639,255	$696,392	$110,230,067	$(99,357,892)	$8,719,068	$20,287,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$655,324	$(674,547)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	184,409	53,852
Accretion expense on accrued reclamation costs	1,854	3,279
Amortization of debt issuance costs	59,943	59,944
Issuance of stock options for services rendered	153,023	178,322
Issuance of deferred stock units for services rendered	32,500	32,500
Gain on sale of hedges-effective portion	(572,966)	-
Gain on the sale of hedges-ineffective portion	(1,261,239)	-
Proceeds from settlement of effective hedges	285,017	-
Changes in assets and liabilities:
Accounts receivable	313,505	(216,255)
Inventories	(1,418,132)	(246,924)
Other assets	(154,721)	(520,818)
Accounts payable	51,098	1,038,989
Accrued expenses	298,538	(240,474)
Other liabilities	(7,919)	-
Net Cash Used By Operating Activities	(1,379,766)	(532,132)

Cash Flows From Investing Activities:
Decrease in restricted cash and marketable securities	1,533,662	-
Proceeds from sale of ineffective hedges	714,324	-
Capital expenditures	(7,750,447)	(520,888)
Construction in progress	-	(6,694,330)

Net Cash Used By Investing Activities	(5,502,461)	(7,215,218)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	-	7,000,000
Debt issuance costs	(36,303)	-
Proceeds from exercise of options	6,000	-
Principal payments on capital leases	(4,068)	(12,316)
Proceeds from sale of royalty interest	4,950,000	-

Net Cash Provided By Financing Activities	4,915,629	6,987,684

Net Decrease in Cash and Cash Equivalents	(1,966,598)	(759,666)

Cash and Cash Equivalents at Beginning of Period	4,465,245	3,368,910

Cash and Cash Equivalents at End of Period	$2,498,647	$2,609,244

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$75,480	$14,876
Income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock options issued for purchase of property	$-	$51,040
Warrants issued in connection with debt facilities	100,000	-
Common stock issued in exchange for deferred stock units	790	-
Mark to market of cash flow hedges	(9,900,914)	7,615,964
Construction in progress financed by accounts payable	3,387,047	861,060
Acquisition of equipment under lease	-	79,310
Capitalized interest financed by accrued interest	357,660	171,124
Gain on sale of copper hedges-effective portion allocated to pre-production costs	(271,897)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.           FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2009. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission (the ”SEC”).

2.           BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company’s continuation as a going concern is dependent upon its ability to continue copper cathode production at the Johnson Camp Mine in a timely and cost effective manner and ultimately achieve commercial copper cathode production from the mining of new ore, to continue to meet its obligations under its Credit Agreement with Nedbank, and to sell copper at a level where the Company is profitable. The Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of production or sales shortfalls or other unfavorable conditions, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

3.           PRE COMMERCIAL PRODUCTION COSTS

Production of Copper for Existing Dumps

The Company commenced copper cathode production from leaching existing old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Commercial production from existing heaps is defined by the Company as either operating at a minimum of 75% of designed capacity or generating positive cash flows from operations for a period of seven days. Commercial production from residual leaching was achieved effective February 1, 2008. Operating costs incurred prior to achieving commercial production, net of the realized value of copper produced during the period, are capitalized as mine development costs. Until December 31, 2008, these costs were being amortized on a straight-line basis over the expected life of production of existing ore on old dumps which was estimated to be 5 years. In January 2009, management reduced the expected life of production from old existing dumps to 3 years. Consequently the unamortized balance as of December 31, 2008 in the amount of $468,034 is being amortized on a straight-line basis over the remaining 2 years. The amortized balance of the pre-commercial production costs for existing dumps was $409,531 as of March 31, 2009.

Production of Copper for Mining of New Ore

The Company commenced copper cathode production from the mining of new ore in February 2009. Commercial production from the mining of new ore is defined by the Company as either operating at a minimum of 75% of designed capacity or generating positive cash flows from operations for a period of 30 days. Commercial production from the mining of new ore has not been achieved. Operating costs incurred prior to achieving commercial production, net of the realized value of copper produced during the period, are capitalized as mine development costs. Once we achieve commercial production from the mining of new ore, these costs will be amortized over the life of the mine based on a “units of production” method. During the three months ended March 31, 2009, the Company capitalized $1,526,317 of operating costs which was net of revenues in the amount of $470,340 realized from the sale of 280,728 pounds of copper cathode and $271,897 from the settlement of copper derivatives. The total amount of pre-production costs capitalized as mine development costs for the mining of new ore was $1,841,080 as of March 31, 2009.

4.           STOCK-BASED COMPENSATION

Stock Options

The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. The Company has granted incentive and non-qualified stock options to its directors under terms of its 2006 Stock Incentive Plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors. Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant.

There are 7,782,342 stock options outstanding at March 31, 2009, of which 3,171,676 are non-qualified non-plan stock options and 4,610,666 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2009 to 2017.

The Company granted 500,000 stock options during the three months ended March 31, 2009 and recognized $153,023 in compensation expense related to employee stock options that vest over time or that were cancelled prior to vesting.

The Company granted 106,674 stock options during the three months ended March 31, 2008, to persons other than employees or directors. However, it recognized $178,322 in compensation expense related to employee stock options that vest over time.

As summarized in the following table, during the three months ended March 31, 2009, 66,668 options were exercised, 500,000 were granted, 532,666 were cancelled and 99,999 stock options expired in accordance with their respective terms:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2008	7,981,675	$.59
Granted	500,000.21
Exercised	(66,668)	.09
Cancelled	(532,666)	.73
Expired	(99,999)	.47

Options outstanding at March 31, 2009	7,782,342	$.56

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of March 31, 2009:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	7,782,342	3.9	$.56	$413,600
Exercisable stock
options	5,886,788	3.6	$.67	$122,033

The closing price of the Company’s common stock on the OTC Bulletin Board on March 31, 2009 was $0.30 per share. Accordingly, the intrinsic value of total stock options and exercisable stock options as of March 31, 2009 was $413,600 and $122,033, respectively.

The following table summarizes the unvested stock options outstanding as of March 31, 2009:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Non-vested options outstanding at December 31, 2008	2,576,667	$.20
Granted	500,000.13
Vested	(648,447)	.05
Cancelled/Forfeited	(532,666)	.51

Non-vested Options outstanding at March 31, 2009	1,895,554	$.14

The total grant date fair value of options vested during the three months ended March 31, 2009 was $30,167. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of March 31, 2009, 1,895,554 stock options remain unvested, resulting in $89,805 in compensation expense to be recognized over the following eight quarters.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, 500,000 were granted during the three months ended March 31, 2009. The expected forfeiture rate of 8% in 2009 was based on historical employee turnover rates and included actual forfeitures of stock options due to the resignation of one of the company’s officers. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The fair values for the stock options granted during the three-month periods ended March 31, 2009 and 2008 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Risk-free interest rate	1.1%	2.3%
Expected life	3.0 years	3.0 years
Expected volatility	97%	78%
Expected dividend yield	0%	0%

Deferred Stock Units

During the three months ended March 31, 2009, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three months ended March 31, 2009. Accordingly, during that period, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 33,898 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee, received 27,542 deferred stock units; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 27,542 deferred stock units; and T. Sean Harvey received 21,186 deferred stock units. During the three months ended March 31, 2009, the Company recognized expense of $32,500 related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. During the three months ended March 31, 2009, 78,952 DSUs were converted into shares of the Company’s common stock. As of March 31, 2009, there were 502,453 deferred stock units outstanding.

During the three months ended March 31, 2008, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 11,765 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee, received 9,559 deferred stock units; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 9,559 deferred stock units; and T. Sean Harvey received 7,353 deferred stock units. During the three months ended March 31, 2008, the Company recognized expense of $32,500 related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. As of March 31, 2008, there were 238,076 deferred stock units outstanding.

5.           INVENTORY

Inventory is as follows:

	March 31,	December 31,
	2009	2008
	(unaudited)
Copper in process	$1,344,627	$79,217
Finished goods	83,389	62,490
Material and supplies	363,058	79,564
Total	$1,791,074	$221,271

6.           LONG-TERM DEBT

In March 2009, the Company agreed to amend and restate its $25 million credit agreement with Nedbank. Payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013; the payments scheduled to be paid on March 31 and June 30, 2009 (the “Deferred Payments”) have been deferred until December 31, 2012 and March 31, 2013, respectively. The loan bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 6.06% . The margin will be reduced by 1.75% if the Company prepays the deferred payments, and will be reduced by an additional 0.5% upon completion of the Johnson Camp Mine, as defined in the amended and restated credit agreement, which is currently scheduled for October 2009.

Under the amended and restated credit agreement, the Company may sell certain copper price hedging instruments that it currently holds under copper price hedging agreements maturing on October 1, 2010 or later, if the net proceeds to the Company will be more than $2.2 million. If the Company elects to do so, it will be required to set aside $2,200,000 in a segregated account to fund its debt service obligations under the credit facility. The existing loan will then be separated into two tranches, whereby the first tranche will be equal to the aggregate principal amount then outstanding minus $2.2 million, which will be the principal amount of the second tranche. The second tranche will be subject to an interest rate of LIBOR plus 5.00% per annum and scheduled for repayment on March 31, 2013. However, if the Company prepays the Deferred Payments, the second tranche will be amortized in equal portions over the number of quarters remaining until March 31, 2013. As of March 31, 2009, these copper price hedges have not been sold.

Under the amended and restated credit agreement dated March 31, 2009, the maturities on the project financing facility will be as follows:

2009	$3,333,333
2010	6,666,667
2011	6,666,667
2012	6,666,667
2013	1,666,666
Total	$25,000,000

In consideration of Nedbank’s agreement to amend and restate the credit agreement, the Company issued 731,480 common stock purchase warrants to N.B.S.A. Limited, a company affiliated with Nedbank. Each warrant is exercisable for two years and entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. If the market price of the Company’s common stock is greater than the $0.30 per share, the Company has the right, exercisable at any time and from time to time, but in any event no later than the 180th day following the issue date of the warrants, to repurchase some or all of the warrants at a price to be determined on a pro rata basis where the total repurchase price for all of the warrants is equal to $100,000, being the estimated value of the warrants as determined pursuant to the Black-Scholes model. The $100,000 value of the warrants has been capitalized as debt issuance costs as of March 31, 2009 and will be amortized to interest expense over the remaining life of the related debt.

7.           SALE OF ROYALTY

On March 31, 2009, the Company sold to IRC Nevada Inc. a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale were $4,950,000 which has been reflected as deferred revenue in the condensed consolidated balance sheets as of March 31, 2009. This amount will be amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to IRC Nevada Inc., which will be calculated based on the revenue generated from the sale of copper, will be expensed in the period incurred. There were no royalty payments to IRC Nevada Inc. and no amortization of deferred revenue during the three month period ended March 31, 2009.

8.           DERIVATIVE INSTRUMENTS

Copper Price Protection Program

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consists of a synthetic put structure whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. As of March 31, 2009, the program covers approximately 30.9% of the estimated copper production from the Johnson Camp Mine during the term of the loan. As of March 31, 2009, the Company had in place forward contracts of 3,420, 3,600 and 2,400 metric tons for 2009, 2010 and 2011, respectively, at a net forward price of $5,427, $4,841 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of March 31, 2009, the average strike prices of the long call options were $8,709, $8,523 and $8,723 per metric ton for the periods ending 2009, 2010 and 2011, respectively. The program requires no cash margins, collateral or other security from the Company.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheets at their fair value. As these contracts were designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income (loss). During three month period ended March 31, 2009, a decrease in fair value in the amount of $11,049,536 was recorded as other comprehensive income (loss) in the consolidated balance sheets. During the three month period ended March 31, 2009, contracts representing approximately 579 metric tons of copper originally designated as cash flow hedges were reclassified to trading securities because the Company’s forecasted production of copper during the first quarter of 2009 no longer matched its hedged position, and, as such, the underlying derivative contracts were deemed to be ineffective. Accordingly, the realized gains from the sale of these contracts in the amount of

$1,261,239 have been reclassified from accumulated other comprehensive income and reported within the consolidated statement of operations as miscellaneous income. The amounts in accumulated other comprehensive income will be reclassified to the statement of operations upon the ultimate sale of the underlying hedged copper cathode or at the determination that the hedge is ineffective. Although this estimate is subject to changes in the forward price curve of copper, as of March 31, 2009, $6,059,497 of the amount deferred in accumulated other comprehensive income is expected to be reclassified to revenue within the next 12 months.

In addition, during the three months ended March 31, 2009 the Company transferred $572,966 and $271,897 of realized gains to copper sales and capitalized pre-production costs, respectively. These amounts were the result of effective hedges of copper for which the underlying copper contracts were settled during the three months ended March 31, 2009 and related to sales of 556,053 pounds and 280,728 pounds of copper from residual leach heaps and new ore production, respectively.

Interest Rate Swaps

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

Under SFAS No. 133, this interest rate swap agreement is carried on the consolidated balance sheets at fair value. As this contract was designated as a cash flow hedge, changes in fair value are reflected in accumulated other comprehensive income. During the three month period ended March 31, 2009, the Company made a payment to Nedbank in the amount of $66,095 which is reflected in interest expense in the condensed consolidated statement of operations. In addition, a change in fair value in the amount of $41,961 was reflected in accumulated other comprehensive income and as a reduction of the liability in the consolidated balance sheet as of March 31, 2009. The amount deferred will be reclassified to the statement of operations upon the ultimate payment of the interest expense on the Company’s credit agreement with Nedbank or by declaration that the interest rate swap is ineffective. Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of March 31, 2009, approximately $274,351 of the deferral in accumulated other comprehensive income is expected to be reclassified to interest expense with the next 12 months.

Fair Value of Derivative Instruments

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Commodity contracts	Current Assets	$6,059,497	Other Assets	$3,151,830

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Interest rate swap
contracts	Current Liabilities	$274,351	Other Liabilities	$120,772

Cash-Flow Hedges

The Company utilizes derivatives for the purpose of hedging forecasted cash flows related to the sale of copper and debt service requirements. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income (“OCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on the derivative representing either hedged components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the three months ended March 31, 2009, the Company recognized the following gains (losses) related to our copper price protection and interest rate swap programs:

Three months
ended March 31,
2009
Effective Portion
Net loss recognized in other comprehensive income (OCI)	$11,007,575
Gain reclassified from accumulated OCI into net sales	$572,966
Gain reclassified from accumulated OCI into pre-production costs	$271,897
Loss recognized in interest expense	$66,095

Ineffective Portion
Gain recognized in miscellaneous income	$1,261,239

The Company’s potential loss due to credit risk on its derivative instruments amounts to approximately $8,816,204 as of March 31, 2009. However, the counter party on both the copper price protection program and the interest rate swap agreement is Nedbank, the holder of the Company’s $25 million credit facility. Under the Company’s $25 million Credit Facility and the derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company neither deposited nor holds any collateral related to its derivative instruments.

9.           FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s financial assets and liabilities within the consolidated balance sheet as of March 31, 2009 measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Assets:
Derivative contracts – copper cash flow hedges, net	$9,211,327		$9,211,327
Liabilities:
Derivative contract – interest rate swap contract	$(395,123)		$(395,123)

The Company’s derivative instruments, copper cash flow hedges and interest rate swap contracts are valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

10.         BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 21,703,839 and 26,743,830 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

Components of basic and diluted earnings per shares were as follows:

	Three Months Ended March 31,
	2009	2008
Net income (loss) available for common stock holders	$655,324	$(674,547)

Weighted average outstanding shares of common stock	69,773,292	66,859,687
Dilutive effect of warrants and stock options	689,445	-
Common stock and common stock equivalents	70,462,737	66,859,687
Earnings (loss) per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

11.         CONCENTRATION

The Company currently sells 100% of its copper cathode production under a definitive purchase and sale agreement dated February 2, 2008 with Red Kite Explorer Fund Limited. Red Kite is a large, well capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

Item 2.               Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three months ended March 31, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

Overview of Our Business

We are a copper mining company. Our principal asset is the Johnson Camp Mine located in Arizona. The Johnson Camp Mine is an integrated open pit copper mine and a production facility that uses the solvent extraction, electrowinning (SX-EW) process. The Johnson Camp Mine includes two open pits, namely the Burro and the Copper Chief bulk mining pits. As described in more detail below, we have recently commenced production of copper from new ore.

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

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we entered into our credit agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. As of March 31, 2009, we had drawn the entire credit facility. All of the funds available under such facility have been used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine.

In order for us to resume full mining operations, we needed to complete the mine development schedule contained in an updated feasibility study prepared by Bikerman Engineering & Technology Associates, Inc. The feasibility study forms part of a technical report dated September 2007 that was completed by Bikerman Engineering & Technology Associates, Inc. in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (as required for us to comply with provincial securities laws in Canada that are applicable to our Company) and SEC Industry Guide No. 7. The feasibility study includes an economic analysis of the Johnson Camp Mine based on the mine plan, capital and operating cost estimates current as of the second quarter of 2007, and a three-year trailing average copper price of $2.45 per pound over the life of the mine. Bikerman Engineering & Technology Associates concluded in the feasibility study that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over a 16 year mine life at 8%, 15% and 20% discount rates.

We commenced copper cathode production from leaching existing old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. We commenced copper production from the mining of new ore in January of 2009 and completed the first copper cathode sale from new mining in February 2009. Commercial production from existing heaps and the mining of new ore is defined by our Company as either operating at a minimum of 75% of designed copper cathode capacity or generating positive cash flows from operations for a period of seven days from residual leaching or thirty days from the mining of new ore. Commercial production from residual leaching was achieved effective February 1, 2008 but has not yet been achieved from the mining of new ore. Operating costs incurred prior to achieving commercial production, net of related revenues, are capitalized as mine development costs.

The Johnson Camp property also includes a decorative and structural stone operation, which produces landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Beginning in February 2009, the Company took over the management of the landscape rock, however, we continue to lease the aggregate rock operation to a third party in exchange for a sliding scale royalty.

Our Plan of Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current reactivation plan includes an estimated full production rate of 25 million pounds of copper cathode per annum.

Our mine operating plan calls for residual leaching of the existing old dumps and an active leach program of newly mined ore. As indicated above, copper production from residual leaching operations and the mining of new ore commenced in January 2008 and January 2009, respectively. We anticipate reaching full copper production rate from new ore placed on the heaps in spring 2009. Our business, and our ability to realize our business objectives and implement our operating plan, are subject to a number of additional risks and uncertainties, including those discussed under the heading “Risk Factors”.

Estimated Capital Costs

The initial capital costs to complete the reactivation of the Johnson Camp Mine were approximately $36 million. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of our primary stage crusher, and the purchase and installation of two secondary stage crushers, agglomerator and conveying equipment; and (d) other project-related items.

We estimate we will incur a further $5 million in capital costs in the next three years, primarily for the expansion of our existing leach pad capacity. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Results of Operations – Three Months Ended March 31, 2009 and 2008

The following table sets forth our operating results for the three months ended March 31, 2009, as compared with our operating results for the three months ended March 31, 2008.

	Three Months Ended March 31,
			Change
			Increase/
	2009	2008	(Decrease)
	(unaudited)	(unaudited)	(unaudited)

Revenue	$1,417,419	$1,540,154	$(122,735)

Costs applicable to sales	991,662	797,316	194,346

Gross margin	425,757	742,838	(317,081)

General and administrative expenses	783,372	1,405,183	(621,811)
Depreciation, depletion and amortization	184,409	53,852	130,557

Loss from operations	(542,024)	(716,197)	174,173

Other income (expense):
Interest expense	(135,423)	(75,116)	(60,307)
Other expense	(2,681)	-	(2,681)
Miscellaneous income	1,335,452	116,766	1,218,686

Total other income (expense)	1,197,348	41,650	1,155,698

Income (loss) before income taxes	655,324	(674,547)	1,329,871

Provision for income taxes	-	-	-

Net income ( loss)	$655,324	$(674,547)	$1,329,871

Revenue

We commenced commercial production from residual leaching in February 2008, and production of copper cathode from the mining of new ore in February 2009. In February 2008, we entered into a long term cathode sales agreement with Red Kite Explorer Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing is based on the average monthly COMEX price for high–grade copper.

For the three months ended March 31, 2009, we recorded revenues of $1,417,419 (including $572,966 from the settlement of copper hedges) from the sale of 556,053 pounds of copper cathode. Additionally, revenues earned from the sale of 280,728 pounds of copper cathode produced prior to the commencement of commercial production in the amount of $742,237 (including $271,897 from the settlement of copper hedges) were credited to development costs.

We recorded revenues of $1,540,154 from the sale of 421,905 pounds of copper cathode from February 1, 2008 through March 31, 2008. Revenues earned from the sale of 58,723 pounds of copper cathode produced prior to the commencement of commercial production in the amount of $209,907 were credited to development costs.

Cost Applicable to Sales

Cost of sales represents the costs incurred in converting the ore present in existing leach pads into salable copper cathodes. The conversion process includes the mining of ore, crushing, conveying and stacking of ore on to the pads, leaching of stockpiles, solvent extraction and electrowinning and results in the production of copper cathode. The costs include labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore.

For the three months ended March 31, 2009, we incurred $991,662 of costs applicable to sales from the sale of copper produced from residual leaching. Operating costs incurred in excess of costs forecasted to occur once our Company reaches a steady state of production in the amount of $2,268,554 were capitalized, and will be amortized using the "units of production" method and over an estimated 370,000,000 pounds of copper which represents the estimated copper resource base of the Johnson Camp mine once the mine achieves commercial copper production levels from the mining of new ore.

We incurred $797,316 of costs applicable to sales realized from the commencement of commercial production (February 1, 2008) through March 31, 2008. Operating costs incurred from December 1, 2007 through January 31, 2008 in the amount of $572,118 (net of pre-commercial revenue) were capitalized and will be amortized over the expected life of production of copper cathodes from existing heaps.

General and Administrative Expenses

Our general and administrative expenses decreased to $783,372 for the three months ended March 31 2009, compared to $1,405,183 for the three months ended March 31, 2008. This decrease was primarily due to the non-recurring nature of $267,373 in legal and accounting fees and certain other general and administrative expenses related to the registration and listing of our common stock on the Toronto Stock Exchange in January 2008. In addition, we experienced a $68,572 decrease in employee compensation primarily resulting from a reduction in performance incentive bonus accruals and a reduction in payroll related to the amortization of stock options granted in prior periods, and a $59,333 decrease in accounting and SOX compliance fees. Finally, property and casualty insurance expenses ($57,293) reported in general and administrative expenses for the three month period ending March 31, 2008 have been reclassified and are now being reported in cost of sales for the three month period ending March 31, 2009.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization expenses increased by $130,557 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase was primarily due to the transferring of approximately $41,300,000 in mining equipment from construction progress to property and equipment and the commencement of depreciation of these assets during the three months ended March 31, 2009.

Interest Expense

Interest expense is primarily attributable to the amortization of debt issuance cost and the settlement of the Company’s interest rate swap derivative contract.

Interest expense increased by $60,307 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase was primarily due to the reclassification of the settlement of $66,095 from accumulated other comprehensive income to interest expense resulting from the scheduled maturity of interest rate swap derivatives.

Miscellaneous Income

Miscellaneous income increased by $1,218,686 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was due primarily to the reclassification as trading securities of copper price protection contracts representing approximately 579 metric tons of copper which were originally designated as cash flow hedges. Such reclassification was necessary because the Company’s forecasted production of copper during 2009 no longer matched its hedged position, and, as such, the underlying derivative contracts were deemed to be ineffective. Accordingly, the value of these contracts in the amount of $1,261,239 has been reclassified from accumulated other comprehensive income to miscellaneous income.

Net Income (Loss)

Operations resulted in net income of $655,324 for the three months ended March 31, 2009 as compared to a net loss of $674,547 for the three months ended March 31, 2008. The increase in net income between these periods is primarily related to:

  a decrease in general and administrative costs, as discussed above; and

  an increase in miscellaneous income associated the reclassification cash flow hedges to trading securities, as discussed above.

We achieved a slight reduction in cost applicable to sales on a per pound basis during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. However, this reduction was not enough to fully offset a decrease in our gross margin resulting from a decrease in the amount of copper sold, and a decrease in the sales price per pound.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of March 31, 2009 and 2008:

	As of		As of
	March 31, 2009		March 31, 2008
Cash reserves	$2,498,647	(1)	$2,609,244	(2)
Working capital surplus
(deficiency)	$(2,535,980	)(3)	$(230,182	)(4)

(1)	Excludes $686,476 in restricted cash being held in conjunctions with two letters of credit.

(2)

Excludes $3,000,000 in restricted cash being held in a Debt Service Reserve Account in conjunction with our $25,000,000 secured term loan credit facility with Nedbank Limited and $686,476 being held in conjunction with two letters of credit.

(3)	Includes $5,015,808 in current portion of long-term debt and capital lease obligations.

(4)	Includes $770,495 in current portion of long-term debt and capital lease obligations.

Cash Flows from Operating Activities

Our cash flows from operating activities during the three months ended March 31, 2009 and 2008 were ($1,379,766) and ($532,132), respectively. We commenced copper cathode production from leaching existing old dumps in January 2008 and from the mining and producing of new ore in January 2009. We completed the first sale of copper cathode produced from residual leaching operations in February 2008, and the first sale of copper cathode produced from newly mined ore in February 2009.

Commercial production is defined by our Company as either operating at a minimum of 75% of the designed capacity of our processing facilities at the Johnson Camp Mine, or generating positive cash flows from mine operations for a period of seven days for residual leaching or thirty days for mining and processing of new ore. Commercial production from residual leaching was achieved effective February 1, 2008. Commercial production from the mining and processing of new ore has not yet been achieved.

Operating costs incurred prior to achieving commercial production, net of related revenues, are capitalized as mine development costs. Our Company generated $425,757 and $742,838 in gross margin excluding depreciation, depletion and amortization during the three months ended March 31, 2009 and 2008, respectively.

On March 31, 2009, the Company sold to IRC Nevada Inc. a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. Net proceeds from the sale were $4,950,000 and are being used for working capital during the ramp-up of our mining operations.

Working capital increased between December 31, 2008 and March 31, 2009 by $314,680, and working capital decreased between December 31, 2007 and March 31, 2008 by $941,095.

Cash Flows from Investing Activities

Our cash flows from investing activities during the three months ended March 31, 2009 were ($5,502,461), which primarily reflects capital expenditures of $6,099,131 related to the reactivation of the Johnson Camp Mine during this time period, $1,651,317 (net of $742,237 of copper sold during the period which includes $271,897 of proceeds from the settlement of effective hedges) in pre-commercial production costs incurred prior to the commencement of commercial production from the mining and processing of new ore, $714,324 in proceeds from the sale of ineffective copper hedges, and the reclassification of $1,533,662 from restricted cash and marketable securities to cash and cash equivalents.

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

Cash Flows from Financing Activities

Our cash flows from financing activities during the three months ended March 31, 2009 was $4,915,629 compared to $6,987,684 for the same period in 2009.

On March 31, 2009, the Company sold to IRC Nevada Inc. a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. Net proceeds from the sale were $4,950,000 and are being used for working capital during the ramp-up of our mining operations.

During the three month period ended March 31, 2009, the Company incurred debt issuance costs of $36,303 related to an agreement to amend and restate our credit agreement with Nedbank and realized proceeds in the amount of $6,000 from the exercise of 66,668 stock options.

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

As of March 31, 2009, our Company had drawn down the entire $25,000,000 made available to us under the secured term loan credit facility.

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

Marketable Securities

Marketable securities at March 31, 2009, consisted of certificates of deposits which are considered held-to-maturity securities and are stated at amortized cost on the consolidated balance sheet.

All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115. Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold.

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

Future cash flows for the Johnson Camp Mine are based upon detailed life-of-mine engineering plans and feasibility study and include estimates of recoverable pounds of copper, future copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate. Assumptions underlying future cash flow estimates are subject to risks and uncertainties.

No impairment losses were recorded during the year ended December 31, 2008 or during the three months ended March 31, 2009.

Derivative and Hedging Activities

In connection with the Credit Agreement with Nedbank, our Company is required to maintain a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts have been designated as cash flow hedges, the changes to their fair value are currently reflected in accumulated other comprehensive income in the condensed consolidated statement of changes in stockholders’ equity. As of March 31, 2009, the carrying value of the derivative asset was $9,211,327, and the increase in fair value was recorded in accumulated other comprehensive income on the condensed consolidated balance sheet.

During 2008, our Company entered into certain contracts expiring between 2009 and 2012, to hedge the interest rate risk exposure on its $25,000,000 Nedbank Credit Facility. Under the interest rate swap contract terms, our Company receives the three month United States Dollar London Interbank Offered Rate (“LIBOR”) and pays a fixed–rate of 2.48% interest. The program requires no cash margins, collateral or other security from our Company. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts were also designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income. A change in fair value of the interest rate swap occurred during the year ended March 31, 2009 in the amount of $41,961 and was recorded in accumulated other comprehensive income in the condensed consolidated balance sheet as of March 31, 2009. The estimated fair value of the interest rate swap was a liability of $395,123 as of March 31, 2009.

Stock Options and Warrants

From time to time our Company issues stock options and warrants. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the fair value of stock options, the expected forfeiture rate is based on historical employee rates. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of our Company’s common stock and that of our Company’s peer group.

Income Taxes

Our Company uses the asset and liability method to account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements. Under SFAS No. 109, we do not meet the more likely than not criteria to recognize deferred tax assets related to our Company’s net operating loss carry forward because it is unlikely that sufficient taxable income will be generated to realize the benefit of these deferred tax assets over time until we have established a reasonable history of net profits, which in some circumstances has been interpreted as requiring at least two consecutive years of net profits. Accordingly, we have recorded a deferred tax valuation allowance in each period presented to offset the entire deferred tax asset arising from our net operating loss carry forward.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $402,384 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our Company’s estimated credit-adjusted, risk free interest rate of 10%. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023-2024. Our Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity as we mine in the future. At March 31, 2009 the recorded value of accrued reclamation costs was $146,110.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2009.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.            Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quaterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related to Our Company

We have a history of losses, and our future profitability will depend on the successful operation of the Johnson Camp Mine, which cannot be assured.

We have a history of losses, and expect to incur losses in the future until we have reached full mining operations and production levels at the Johnson Camp Mine.

We have a history of losses and expect to incur losses in the future. We had net income of $655,324 for the three months ended March 31, 2009; however, we had net losses of $5,038,374 for the year ended December 31, 2008. As of March 31, 2009, we had a working capital deficiency of $2,535,980. This deficiency includes current liabilities of $5,290,159 representing the current portions of our long-term debt, the current portion of interest rate swap contracts, accrued interest and capitalized leases and current assets of $6,059,497 representing the current portion of the derivative cash flow hedge contracts.

We have successfully reactivated the Johnson Camp Mine and are now in the start-up phase of production. We commenced production of copper from residual leaching in January 2008, mining of new ore in January 2009, and production of copper from new ore in February 2009. However, we cannot provide any assurance that we will ramp up to full production or have successful mining and processing operations on the Johnson Camp property in the future.

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

As of March 31, 2009, the outstanding principal and unpaid interest amount of our debt was approximately $26,353,067. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened such adverse effects could continue or worsen. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. In addition, since July 3, 2008, when the spot price of copper on the London Metal Exchange, or LME, rose to a record all-time high of $4.08/lb, the market price for copper has softened and, on May 11, 2009, the spot price of copper on the LME was $2.05/lb. These conditions have made it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or worsen, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

Certain legislation, including the Sarbanes–Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of committees of the board of directors required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations that govern publicly–held companies. In particular, the Sarbanes–Oxley Act of 2002 has resulted in a series of rules and regulations by the United States Securities and Exchange Commission, or the SEC, that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes, together with the risks associated with our business, may deter qualified individuals from accepting these roles.

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

Our officers and directors as a group beneficially own approximately 24.8% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock). In addition, we have two shareholders who, according to reports filed by them under the Securities Exchange Act of 1934, as amended, beneficially own 12.3% and 12.2%, respectively, of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock held by persons other than the relevant officer, director or 10% shareholder). This may limit the ability of our non-affiliated stockholders to influence corporate matters.

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

On August 15, 2007, the ADEQ declared that all components necessary for the Aquifer Protection Permit (“APP”) application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process. Since then, the ADEQ has made subsequent requests for information and we have made additional submissions in response. The most recent request for information, dated March 5, 2009, requested a response within 45 days. We submitted our response to the ADEQ on May 8, 2009.

During this permitting process we are allowed to produce copper from the Johnson Camp Mine while we continue to comply with the mandates of the Compliance Order.

In addition, the ADEQ issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the APP Program and indicating that certain violations constituted non–compliance with the Compliance Order. We timely responded to the Notice of Violation by submittal dated August 7, 2008, indicating that no such violations occurred. In addition, we performed certain remedial type actions with respect to various areas referenced in the ADEQ’s Notice of Violation. The ADEQ responded, indicating that it was not completely satisfied with our Company’s position and response. The parties conferred and we submitted additional information dated January 15, 2009 in accordance with the parties’ discussions. By letter dated March 26, 2009, the ADEQ confirmed that we had now met the Documenting Compliance provisions of the Notice of Violation. No further response is required by our Company at this time.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities in the following transactions without registering the securities under the Securities Act:

  On April 1, 2009, in consideration of Nedbank’s agreement to further amend and restate our Amended and Restated Credit Agreement dated as of June 30, 2008, we issued 731,480 common stock purchase warrants to N.B.S.A. Limited, a company affiliated with Nedbank. Each warrant is exercisable for two years and entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30. Subject to the approval of the Toronto Stock Exchange, the Company will have the right, exercisable at any time and from time to time, but in any event no later than the 180th day following the issue date of the warrants, to repurchase some or all of the warrants at a price to be determined on a pro rata basis where the total repurchase price for all of the warrants is equal to $100,000, being the estimated value of the warrants as determined pursuant to the Black- Scholes model. We issued these warrants to N.B.S.A. Limited, as an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2006.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Securities Holders

None.

Item 5.               Other Information

None.

Item 6.               Exhibits

Exhibit
Number	Description

Articles of Incorporation and By–law

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

3.3	Amendment to Amended Certificate of Incorporation (26)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities(1)

4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004(1)

4.3	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004(1)

4.5	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005(1)

4.6	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005(1)

4.7	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004(1)

4.8	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005(1)

4.9	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.10	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.11	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.12	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.13	Second Amended and Restated Revolving Line of Credit between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(3)

4.14	Amended and Restated Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated as of October 17, 2005(5)

4.15	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated April 17, 2006(5)

4.16	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005(1)

4.17	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005(1)

4.18	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005(1)

4.19	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 8, 2006(4)

4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005(1)

4.21	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005(1)

4.22	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005(1)

4.23	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005(1)

4.24	Waiver Agreement and Amendment of Promissory Note between Nord Resources Corporation and Nedbank Limited, dated February 6, 2006(3)

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

4.72	Special Warrant Indenture among Nord Resources Corporation, Blackmont Capital Inc. and Computershare Trust Company of Canada, as special warrant trustee, dated June 5, 2007(27)

4.73	Warrant Indenture between Nord Resources Corporation and Computershare Trust Company of Canada, as warrant agent, dated June 5, 2007(27)

4.74	Registration Rights Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(27)

4.75	Agent’s Option Certificate issued to Blackmont Capital Inc., dated June 5, 2007 (27)

4.76	Agent’s Option Certificate issued to Salman Partners Inc., dated June 5, 2007 (27)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Waiver Agreement between Nord Resources Corporation and Ronald A. Hirsch dated February 15, 2006(3)

10.3	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004(1)

10.4	Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated February 15, 2006(3)

10.5	Nord Resources Corporation Stock Option granted to Erland Anderson February 1, 2006(3)

10.6	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005(1)

10.7	Waiver Agreement between Nord Resources Corporation and John Perry dated February 15, 2006(3)

10.8	Letter Agreement between Nord Resources Corporation and Nicholas Tintor regarding employment matters dated February 15, 2006(3)

10.9	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004(1)

10.10	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004(1)

10.11

Second Amendment to the Terms of Agreement, Option to Purchase the “Coyote Springs” Property, Graham County, Arizona, between Nord Resources Corporation and Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC, dated January 27, 2006(3)

10.12	Option to Purchase the “Mimbres” Property from Thornwell Rogers, South Branch Resources, LLC and MRPGEO, LLC to Nord Resources Corporation dated June 10, 2004(1)

10.13	Option Agreement between Shirley Bailey and Nord Resources Corporation dated July 19, 2004(1)

10.14	Debt Conversion between Nord Resources Corporation and Thornwell Rogers dated April 16, 2004(1)

10.15	Debt Conversion between Nord Resources Corporation and South Branch Resources LLC dated April 16, 2004(1)

10.16	Debt Conversion between Nord Resources Corporation and MRPGEO, LLC dated April 16, 2004(1)

10.17	Debt Conversion Agreement between Peifer, Hanson and Mullins P.A. and Nord Resources Corporation dated October 25, 2005(1)

10.18	Settlement Agreement and General Release between Nord Resources Corporation and W. Pierce Carson dated April 22, 2005(1)

10.19	Warrant Certificate issuing 250,000 warrants to W. Pierce Carson dated April 22, 2005 (1)

10.20	Warrant Amendment Agreement between Nord Resource Corporation and Pierce Carson dated October 5, 2006(28)

10.21	Nord Resources Corporation form of Subscription Agreement for US Investors (2005 private placement)(1)

10.22	Nord Resources Corporation form of Subscription Agreement for Canadian Investors (2005 private placement)(1)

10.23	Nord Resources Corporation form of Warrant Certificate for US Purchasers (2005 private placement)(1)

10.24	Nord Resources Corporation form of Warrant Certificate for Canadian Purchasers (2005 private placement)(1)

10.25	Letter dated October 25, 2005, amending the terms of the 2005 private placement offering(1)

10.26	Letter dated November 15, 2005, amending the terms of the 2005 private placement offering(1)

10.27	Letter dated December 21, 2005, amending the terms of the 2005 private placement offering(1)

10.28	Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine between Nord Resources Corporation and JC Rock, LLC dated December 24, 2004(1)

10.29	Tenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated July 31, 2007(27)

10.30	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(27)

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

10.59

Long Term Cathode Sales Agreement effective February 1, 2008, with Red Kite Explorer Fund Limited (Portions of this document have been omitted and filed separately with the SEC pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b–2) (29)

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

10.63	Amended and Restated Executive Employment Agreement between the Company and John Perry dated September 9, 2008. (32)

10.64	Executive Employment Agreement between the Company and Wayne Morrison dated September 9, 2008. (32)

10.65	Processing Agreement with Texas Canyon Rock & Sand, Inc., dated October 31, 2008 (34)

10.66	Fourteenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated November 25, 2008(35)

10.67

Amended and Restated Credit Agreement dated as of March 31, 2009 among Nord Resources Corporation, Cochise Aggregates and Materials Inc., Nedbank Limited and the Lenders from time to time party thereto(36)

10.68	Agreement to Purchase Royalty dated as of March 31, 2009 between Nord Resources Corporation and IRC Nevada Inc.(36)

10.69	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(36)

Subsidiaries of the Issuer

21.1	Subsidiaries of the Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(37)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(37)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(37)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 6, 2008.

(9)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10–KSB for the year ended

December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(28)	Incorporated by reference from our Form SB–2, filed with the SEC on October 19, 2007.

(29)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007,

filed with the SEC on March 26, 2008.

(30)	Incorporated by reference from our current report on Form 8–K dated June 30, 2008 and filed with the SEC on July 7, 2008.

(31)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended June 30, 2008, filed with the SEC on August 14, 2008.

(32)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(33)	Incorporated by reference from our Post Effective No. 3 on Form S-1 dated October 24, 2008 and filed with the SEC on October 24, 2008.

(34)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(35)	Incorporated by reference from our current report on Form 8–K dated November 25, 2008 and filed with the SEC on November 28, 2008.

(36)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(37)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ John T. Perry
John T. Perry
(Principal Executive Officer)
President, Chief Executive Officer,

Date:	May 15, 2009

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	May 15, 2009