Form 10-Q
period 2009-06-30
NORD RESOURCES CORP
filed 2009-08-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 69,642,589 shares of common stock as of June 30, 2009.

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [X]

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2009

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

It is the opinion of management that the interim condensed consolidated financial statements for the three and six months ended June 30, 2009 and June 30, 2008 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2008. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements for the year ended December 31, 2008.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$441,257	$4,465,245
Accounts receivable	447,855	320,493
Inventories	4,442,244	221,271
Current portion of derivative contracts	1,079,164	9,604,405
Prepaid expenses and other	60,401	360,901

Total Current Assets	6,470,921	14,972,315

Property and Equipment, at cost:
Property and equipment	46,535,860	4,657,929
Less accumulated depreciation and amortization	(2,428,781)	(1,614,405)
	44,107,079	3,043,524
Construction in progress	-	36,944,454
Net Property and Equipment	44,107,079	39,987,978

Other Assets:
Restricted cash and marketable securities	686,476	2,220,138
Derivative contracts, less current portion	-	9,549,697
Debt issuance costs, net of accumulated amortization	938,634	877,249
Total Other Assets	1,625,110	12,647,084

Total Assets	$52,203,110	$67,607,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(Continued)

	June 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$7,619,662	$9,694,716
Accrued expenses	1,034,874	887,438
Current portion of deferred revenue	325,864	-
Current maturities of long term debt	7,156,806	6,932,109
Current maturities of derivative contracts	325,059	299,717
Current maturities of capital lease obligation	15,808	7,995

Total Current Liabilities	16,478,073	17,821,975

Long Term Liabilities:
Derivative contracts, less current maturities	623,048	137,367
Long term debt, less current maturities	19,681,216	19,063,298
Capital lease obligation, less current maturities	35,254	45,015
Deferred revenue, less current portion	4,596,852	-
Accrued reclamation costs	148,241	144,256
Other	37,726	47,103

Total Long Term Liabilities	25,122,337	19,437,039

Total Liabilities	41,600,410	37,259,014

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 200,000,000 shares authorized,
69,642,589 and 69,493,635 shares issued and outstanding as of June
30, 2009 and December 31, 2008, respectively	696,426	694,936
Additional paid–in–capital	110,292,925	109,940,000
Accumulated deficit	(100,508,078)	(100,013,216)
Accumulated other comprehensive income	121,427	19,726,643

Total Stockholders’ Equity	10,602,700	30,348,363

Total Liabilities and Stockholders’ Equity	$52,203,110	$67,607,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

Net sales	$6,596,971	$4,655,546

Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	5,725,303	3,001,285
General and administrative expenses (includes stock based compensation of
$248,115 and $365,555, respectively)	1,447,932	2,032,545
Depreciation, depletion and amortization	501,676	147,865

Loss from operations	(1,077,940)	(526,149)

Other income (expense):
Interest expense	(777,399)	(271,578)
Miscellaneous income (expense)	1,360,477	232,696

Total other income (expense)	583,078	(38,882)

Loss before income taxes	(494,862)	(565,031)

Provision for income taxes	-	-

Net loss	$(494,862)	$(565,031)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	69,859,195	66,871,932
Basic and diluted loss per share of common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

Net sales	$5,179,552	$3,115,392

Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	4,800,221	2,031,514
General and administrative expenses (includes stock based compensation of
$62,592 and $154,733, respectively)	664,560	799,290
Depreciation, depletion and amortization	317,267	94,009

Income (loss) from operations	(602,496)	190,579

Other income (expense):
Interest expense	(641,976)	(196,992)
Miscellaneous income (expense)	94,286	115,929

Total other income (expense)	(547,690)	(81,063)

Income (loss) before income taxes	(1,150,186)	109,516

Provision for income taxes	-	-

Net income (loss)	$(1,150,186)	$109,516

Net income (loss) per basic and diluted share of common stock:

Weighted average number of basic common shares outstanding	69,944,154	67,081,882
Basic earnings (loss) per share of common stock	$(0.02)	$0.00

Weighted average number of diluted common shares outstanding	69,944,154	69,985,450
Diluted earnings (loss) per share of common stock	$(0.02)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)

					Accumulated
			Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Common Stock		Capital	Deficit	Gain	Equity
	Shares	Amount

Balance at December 31, 2008	69,493,635	$694,936	$109,940,000	$(100,013,216)	$19,726,643	$30,348,363
Comprehensive loss:
Net loss	-	-	-	(494,862)	-	(494,862)
Unrealized mark to
market adjustment of
cash flow hedges, net	-	-	-	-	(18,585,961)	(18,585,961)
Net realized gains from
cash flow hedges	-	-	-	-	1,974,858	1,974,858
Effective portion of
copper hedges
transferred to net sales	-	-	-	-	(1,492,289)	(1,492,289)
Effective portion of
copper hedges
transferred to
capitalized mine
development costs	-	-	-	-	(271,897)	(271,897)
Ineffective portion of
copper hedges
transferred to
miscellaneous income	-	-	-	-	(1,373,237)	(1,373,237)
Effective portion of
interest rate swap
transferred to interest
expense	-	-	-	-	143,310	143,310
Comprehensive loss	-	-	-	-	-	(20,100,078)

Compensation expense from
issuance of stock options	-	-	183,115	-	-	183,115
Exercise of stock options	70,002	700	5,600	-	-	6,300
Common stock issued for
deferred stock units	78,952	790	(790)	-	-	-
Issuance of warrants to
Nedbank	-	-	100,000	-	-	100,000
Compensation expense from
issuance of deferred stock
units	-	-	65,000	-	-	65,000

Balance at June 30, 2009	69,642,589	$696,426	$110,292,925	$(100,508,078)	$121,427	$10,602,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
Cash Flows From Operating Activities:
Net loss	$(494,862)	$(565,031)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	501,676	147,865
Accretion expense on accrued reclamation costs	3,985	6,558
Amortization of debt issuance costs	119,544	119,886
Issuance of stock options for services rendered	183,115	300,555
Issuance of deferred stock units for services rendered	65,000	65,000
Gain on sale of hedges-effective portion	(1,492,289)	-
Gain on sale of hedges-ineffective portion	(1,373,237)	-
Proceeds from settlement of effective hedges	1,204,607	-
Accretion of warrant modification	-	125,137
Changes in assets and liabilities:
Accounts receivable	(127,362)	(340,879)
Inventories	(3,627,762)	(314,244)
Other assets	300,500	(24,614)
Accounts payable	3,531,560	357,603
Accrued expenses	147,436	(339,448)
Accrued interest	484,955	-
Deferred revenue	(27,284)	-
Other liabilities	(9,378)
Net Cash Used By Operating Activities	(609,796)	(461,612)

Cash Flows From Investing Activities:
Decrease in restricted cash and marketable securities	1,533,662	-
Proceeds from sale of ineffective hedges	913,562	-
Capital expenditures	(10,734,839)	(520,891)
Construction in progress	-	(9,232,937)
Net Cash Used By Investing Activities	(8,287,615)	(9,753,828)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	-	7,000,000
Debt issuance costs	(80,929)	-
Proceeds from exercise of options	6,300	-
Proceeds from sale of royalty interest	4,950,000	-
Principal payments on capital leases	(1,948)	(19,638)
Proceeds from exercise of warrants	-	412,000
Net Cash Provided By Financing Activities	4,873,423	7,392,362

Net Decrease in Cash and Cash Equivalents	(4,023,988)	(2,823,078)
Cash and Cash Equivalents at Beginning of Period	4,465,245	3,368,910
Cash and Cash Equivalents at End of Period	$441,257	$545,832

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$163,091	$20,420
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(Continued)

	2009	2008

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$-	$51,040
Warrants issued in connection with debt facilities	100,000	-
Common stock issued in exchange for deferred stock units	790	444
Mark to market of cash flow hedges	(18,585,961)	(9,851,330)
Property and equipment financed by accounts payable	5,606,614	-
Construction in progress financed by accounts payable	-	1,146,721
Acquisition of equipment under lease	-	79,310
Capitalized interest financed by accrued interest	357,660	361,872
Gain on sale of copper hedges-effective portion allocated to mine development
costs	(271,897)	-
Depreciation expense allocated to inventory	593,211	-
Accrued interest capitalized to long term debt, less current maturities	1,347,883	729,965
Accrued interest capitalized to current maturities of long term debt	490,139	265,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.           FINANCIAL STATEMENTS

The accompanying financial information of Nord Resources Corporation (the “Company”) is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary to make the interim information not misleading, have been made.

Certain reclassifications have been made to the respective June 30, 2008 and March 31, 2009 condensed interim financial statements and to the December 31, 2008 consolidated financial statements to conform to the current period presentation. Accordingly, to properly report the Company’s by-product operations, income earned on the sale of decorative rock and aggregate in the amount of $66,580, formerly recorded as miscellaneous income during the three months ended March 31, 2009, has been reclassified on the condensed consolidated statement of operations for the six months ended June 30, 2009 to costs applicable to sales. In addition, in order to properly report the related amounts in accordance with the credit agreement, as amended and restated, with Nedbank, the current portion of accrued interest in the amounts of $490,139 and $265,442 and the accrued interest excluding the current portion in the amounts of $1,347,883 and $729,965 have been capitalized to the current maturities of long term debt and long term debt, less current maturities, on the consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2009. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission (the ”SEC”).

2.           BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company’s continuation as a going concern is dependent upon its ability to continue copper cathode production at the Johnson Camp Mine in a timely and cost effective manner and ultimately achieve the forecasted copper cathode production from the mining of new ore, to continue to meet its obligations under its credit agreement with Nedbank, and to sell copper at a level where the Company is profitable. The Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of production or sales shortfalls or other unfavorable conditions, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

3.           RECENTLY ISSUED ACCOUNTING GUIDANCE

On January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. See Note 9 for disclosures required by SFAS No. 161.

During the three months ended June 30, 2009, the Company adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 applies to both interim financial statements and annual financial statements after June 15, 2009. See Note 13 for further disclosures required by SFAS No. 165.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, (“SFAS No. 167”). SFAS No. 167 eliminates exceptions to consolidating qualifying special-purpose entities, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS No. 167 is effective for annual periods beginning after November 15, 2009. The Company is currently evaluating the impact, if any, of adopting the requirements of SFAS No. 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168, “The FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of SFAS No. 168 is not expected to have a material impact on the Company's consolidated financial statements.

During the three months ended June 30, 2009, the Company adopted the provisions of FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”), which increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The adoption of FSP No. FAS 107-1 did not have a material impact on the Company's consolidated financial statements.

4.           MINE DEVELOPMENT COSTS

Costs incurred to get the mine ready for its intended purpose and that provide benefits to future periods, net of the realized value of nominal amounts of copper sold during the development period, are capitalized as mine development costs. Costs incurred upon the attainment of the production stage, which is determined upon the achievement of levels of commercial production that are not a result of the development and testing of the mining process, are expensed as incurred.

Production of Copper from Old Dumps

The Company commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Accordingly, the attainment of the production stage from residual leaching operations was achieved effective February 1, 2008. Until December 31, 2008, the capitalized costs incurred in the development and testing of the old dumps were being amortized on a straight-line basis over the expected life of production of existing ore on the old dumps which was estimated to be 5 years. In January 2009, management revised its estimate of the expected life of production from the old dumps to 3 years. Consequently the unamortized balance as of December 31, 2008 in the amount of $468,034 is being amortized on a straight-line basis over the remaining 2 years. During the three and six month periods ended June 30, 2009, the Company amortized $58,504 and $117,009, respectively, in mine development costs from old dumps to cost of goods sold. The balance of the mine development costs, net of accumulated amortization, for old dumps was $351,027 as of June 30, 2009.

Production of Copper from Mining of New Ore

As a result of the development and testing of mining operations for the production of new ore, the Company began producing a nominal amount of copper cathode from newly-mined ore in February 2009. The Company achieved commercial production from the mining of new ore, which was based upon substantial completion of the testing and development phase, on April 1, 2009. Upon the achievement of commercial production from the mining of new ore, the costs to operate the mine were expensed as incurred and the capitalized mine development costs associated with the production of copper from the mining of new ore commenced being amortized over the life of the mine based on a “units of production” method. During the six months ended June 30, 2009, the Company capitalized $1,526,317 of mine development costs which was net of revenues in the amount of $470,340 realized from the sale of 280,728 pounds of incidental copper cathode produced during the testing and development phase and $271,897 from the settlement of copper derivatives related to this nominal production. As the Johnson Camp Mine attained the production stage on April 1, 2009, no mine development costs were capitalized during the three month period ended June 30, 2009. During the three and six month periods ended June 30, 2009, the Company amortized $19,745 and $32,142, respectively in mine development costs from development and testing of mining operation of new ore. The balance of the mine development costs, net of accumulated amortization, for development and testing of mining operations of new ore was $1,808,938 as of June 30, 2009.

5.           STOCK-BASED COMPENSATION

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

There are 5,889,006 stock options outstanding at June 30, 2009, of which 1,281,674 are non-qualified non-plan stock options and 4,607,332 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2010 to 2017.

The Company did not grant any options during the three months ended June 30, 2009 and granted 500,000 stock options during the six months ended June 30, 2009. During the three and six month periods ended June 30, 2009, the Company recognized $30,092 and $183,115, respectively, in compensation expense related to employee stock options that vest over time or that were cancelled prior to vesting.

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

As summarized in the following tables, during the three month period ended June 30, 2009, there were no stock options granted, 3,334 stock options were exercised, none were cancelled, and 1,890,002 stock options expired in accordance with their respective terms. During the six month period ended June 30, 2009, 500,000 stock options were granted, 70,002 stock options were exercised, 532,666 were cancelled and 1,990,001 stock options expired in accordance with their respective terms.

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended June 30, 2009
Options outstanding at March 31, 2009	7,782,342	$.56
Granted	-	-
Exercised	(3,334)	.09
Cancelled	-	-
Expired	(1,890,002)	.78

Options outstanding at June 30, 2009	5,889,006	$.49

		Weighted
	Number of	Average
	Shares	Exercise Price
Six months ended June 30, 2009
Options outstanding at December 31, 2008	7,981,675	$.59
Granted	500,000.21
Exercised	(70,002)	.09
Cancelled	(532,666)	.73
Expired	(1,990,001)	.76

Options outstanding at June 30, 2009	5,889,006	$.49

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of June 30, 2009:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	5,889,006	4.9	$.49	$733,099
Exercisable stock
options	4,199,008	5.0	$.61	$247,833

The closing price of the Company’s common stock on the OTC Bulletin Board on June 30, 2009 was $0.43 per share. Accordingly, the intrinsic value of total stock options and exercisable stock options as of June 30, 2009 was $733,099 and $247,833, respectively.

The following tables summarize the unvested stock options outstanding as of June 30, 2009:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended June 30, 2009
Unvested options outstanding at March 31, 2009	1,895,554	$.14
Granted	-	-
Vested	(205,556)	.26
Cancelled/Forfeited	-	-

Unvested Options outstanding at June 30, 2009	1,689,998	$.12

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Six months ended June 30, 2009
Unvested options outstanding at December 31, 2008	2,576,667	$.20
Granted	500,000.13
Vested	(854,003)	.11
Cancelled/Forfeited	(532,666)	.51

Unvested Options outstanding at June 30, 2009	1,689,998	$.12

The total grant date fair value of options vested during the three months and six months ended June 30, 2009 was $65,242 and $95,409, respectively. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of June 30, 2009, 1,689,998 stock options remain unvested, which will result in $59,718 in compensation expense to be recognized over the next seven quarters.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, there were no options granted during the three month period ended June 30, 2009 and 500,000 were granted during the six months ended June 30, 2009. The expected forfeiture rate of 8% in 2009 was based on historical employee turnover rates and included actual forfeitures of stock options due to the resignation of one of the Company’s officers. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The fair values for the stock options granted during the six month periods ended June 30, 2009 and 2008 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Risk-free interest rate	1.1%	2.3%
Expected life	3.0 years	3.0 years
Expected volatility	97%	78%
Expected dividend yield	0%	0%

Deferred Stock Units

During the three and six months ended June 30, 2009 and 2008, certain equity-based fees were paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three and six months ended June 30, 2009. Accordingly, during the three and six months ended June 30, 2009, Douglas Hamilton, the Chairman of the Company’s Audit Committee,

received 24,096 and 57,994 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 19,578 and 47,120 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 19,578 and 47,120 deferred stock units, respectively; and T. Sean Harvey received 15,060 and 36,246 deferred stock units, respectively. During the three and six months ended June 30, 2009, the Company recognized expense of $32,500 and $65,000, respectively, related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan, which forms part of the Company’s 2006 Stock Incentive Plan. During the three and six months ended June 30, 2009, 0 and 78,952 DSUs were converted into shares of the Company’s common stock, respectively. As of June 30, 2009, there were 580,765 deferred stock units outstanding.

During the three and six months ended June 30, 2008, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 13,072 and 24,836 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 10,621 and 20,180 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 10,621 and 20,180 deferred stock units, respectively; and T. Sean Harvey received 8,170 and 15,523 deferred stock units, respectively. During the three and six months ended June 30, 2008, the Company recognized expense of $32,500 and $65,000, respectively, related to the issuance of deferred stock units to its independent directors.

6.           INVENTORY

Inventory is as follows:

	June 30,	December 31,
	2009	2008
	(unaudited)
Copper in process	$3,966,563	$79,217
Finished goods	59,323	62,490
Material and supplies	416,358	79,564
Total	$4,442,244	$221,271

The Company’s inventories are carried at the lower of cost or net realizable value. Copper in process and finished goods inventories are valued using the weighted average cost of production and include all costs of purchase, costs of conversion (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. During the three and six months ended June 30, 2009, $3,000,839 of costs incurred in excess of normal operating costs due to the fact the Company is ramping up production and is currently running at less than normal operating capacity have been included in costs applicable to sales on the condensed consolidated statement of operations.

7.           LONG TERM DEBT

In March 2009, the Company agreed to amend and restate its $25 million credit agreement with Nedbank. Payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013; the payments scheduled to be paid on March 31 and June 30, 2009 (the “Deferred Payments”) have been deferred until December 31, 2012 and March 31, 2013, respectively. The loan bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 6.06% . The margin will be reduced by 1.75% if the Company prepays the deferred payments, and will be reduced by an additional 0.5% upon completion of the reactivation of the Johnson Camp Mine, as defined in the amended and restated credit agreement, which is currently scheduled for October 2009.

Under the amended and restated credit agreement, the Company may sell certain copper price hedging instruments that it currently holds under copper price hedging agreements maturing on October 1, 2010 or later, if the net proceeds to the Company will be more than $2.2 million. If the Company elects to do so, it will be required to set aside $2.2 million in a segregated account to fund its debt service obligations under the credit facility. The existing loan will then be separated into two tranches, whereby the first tranche will be equal to the aggregate principal amount then outstanding minus $2.2 million, which will be the principal amount of the second tranche. The second tranche will be subject to an interest rate of LIBOR plus 5.00% per annum and scheduled for repayment on March 31, 2013. However, if the Company prepays the Deferred Payments, the second tranche will be amortized in equal portions over the number of quarters remaining until March 31, 2013. As of June 30, 2009, these copper price hedges have not been sold.

As of June 30, 2009, the Company has accrued $1,838,022 in interest on the loan which has been incorporated into the principal balance of the loan in accordance with the credit agreement, as amended and restated, with Nedbank. Under the amended and restated credit agreement dated March 31, 2009, the maturities on the project financing facility, including capitalized interest, will be as follows:

2009	$3,578,403
2010	7,156,806
2011	7,156,806
2012	7,156,806
2013	1,789,201
Total	$26,838,022

In consideration of Nedbank’s agreement to amend and restate the credit agreement, the Company issued 731,480 common stock purchase warrants to N.B.S.A. Limited, a company affiliated with Nedbank. Each warrant is exercisable for two years and entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. If the market price of the Company’s common stock is greater than the $0.30 per share, the Company has the right, exercisable at any time and from time to time, but in any event no later than the 180th day following the issue date of the warrants, to repurchase some or all of the warrants at a price to be determined on a pro rata basis where the total repurchase price for all of the warrants is equal to $100,000, being the estimated value of the warrants as determined pursuant to the Black-Scholes model. The $100,000 value of the warrants has been capitalized as debt issuance costs and is being amortized to interest expense over the remaining life of the related debt. For the three and six month periods ending June 30, 2009, the Company recognized $6,250 in amortization expense related to this issuance. As of June 30, 2009, the Company had not exercised its option to repurchase any of the warrants.

As of June 30, 2009, the Company believes the stated value of the long term debt approximates the fair market value of the instrument. In March 2009, the Company amended its agreement with Nedbank to its current terms and conditions, which, the Company believes, approximate market terms as of June 30, 2009. As stated above, the loan bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 6.06% . The Company does not believe that its credit risk has materially changed since March 2009.

8.           SALE OF ROYALTY

On March 31, 2009, the Company sold to IRC Nevada Inc. a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to IRC Nevada Inc., which are being calculated based on the revenue generated from the sale of copper, are being expensed in the period incurred. During the three and six month periods ended June 30, 2009, the Company recognized $27,284 in revenue and recorded $105,824 in royalty expense related to this royalty within the condensed consolidated statements of operations. Total deferred revenue is $4,922,716 as of June 30, 2009, of which $325,864 is expected to be amortized to revenue over the next twelve months.

9.           DERIVATIVE INSTRUMENTS

Copper Price Protection Program

In connection with the credit agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consists of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives do not require the physical delivery of copper cathode and are expected to be net cash settled upon maturity and/or settlement of the contracts based upon the average daily London Metal Exchange (“LME”) cash settled copper price for the month of settlement. The program requires no cash margins, collateral or other security from the Company.

As of June 30, 2009, the estimated amount of copper production hedged was approximately 53% of the total estimated copper production for the six months ending December 31, 2009, and 32% and 21% for the years ending December 31, 2010 and 2011, respectively. As of June 30, 2009, the Company had in place forward contracts of 2,280, 3,600 and 2,400 metric tons for 2009, 2010 and 2011, respectively, at a net forward price of $5,319, $4,841 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of June 30, 2009, the average strike prices of the long call options were $8,635, $8,523 and $8,723 per metric ton for the six month period ending December 31, 2009, and for the years ending December 31, 2010 and 2011, respectively.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheets at their fair value. As these contracts were designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income. During the three and six month periods ended June 30, 2009, decreases in fair value in the amount of $7,660,164 and $18,709,700, respectively, were recorded as other comprehensive income in the consolidated balance sheets. During the three and six month periods ended June 30, 2009, contracts representing approximately 161 and 740 metric tons, respectively, of copper originally designated as cash flow hedges were reclassified to trading securities because the Company’s forecasted production of copper during these periods no longer matched its hedged position, and, as such, the underlying derivative contracts were deemed to be ineffective. Accordingly, the realized gains from the sale of these contracts in the amounts of $111,998 and $1,373,237 for the three and six month periods ended June 30, 2009, respectively, have been reclassified from accumulated other comprehensive income and reported within the condensed consolidated statement of operations as miscellaneous income.

The amounts in accumulated other comprehensive income will be reclassified to the statement of operations upon the ultimate sale of the underlying hedged copper cathode or at the determination that the hedge is ineffective. Although this estimate is subject to changes in the forward price curve of copper and interest rates, as of June 30, 2009, $1,079,164 of the amount deferred in accumulated other comprehensive income is expected to be reclassified to revenue within the next 12 months.

In addition, during the three and six month periods ended June 30, 2009 the Company transferred $919,323 and $1,492,289, respectively, of realized gains to copper sales and $0 and $271,897, respectively, of realized gains to capitalized mine development costs. These amounts were the result of effective hedges of copper for which the underlying copper contracts were settled during the three and six month periods ended June 30, 2009, and related to sales of 2,070,034 and 2,626,087 pounds of copper, and 0 and 280,728 pounds of copper from the residual production of copper during the testing and development stage of the mine.

The Company’s inability to match a certain amount of its hedged position with actual production for the first six months of 2009 is primarily due to a delay in the completion of the reactivation work at the Johnson Camp Mine and ramp up issues experienced during the testing and development phase of the mine. The Company does not believe that either of these issues will have a long term impact on its ability to reach that amount of production that is hedged such that the hedging relationship between the actual amount of production hedged and the notional amounts of the underlying derivatives is substantially maintained in the future in accordance with the requirements for hedge accounting under SFAS 133. The monthly settlement price for the derivatives is based on the average daily cash settlement price for copper as determined by the LME. As the Company’s monthly copper sales with Red Kite Explorer Fund Limited are based upon the average daily price for copper as determined by COMEX, the copper price protection program has been determined to be highly effective in terms of hedging the Company’s price risk, as the price of copper per the LME is highly correlated to that of the COMEX with any lack of correlation being de minimus.

Interest Rate Swaps

In November 2008, the Company entered into an interest rate swap agreement to hedge the interest rate risk exposure on its $25 million Nedbank credit facility expiring between 2009 and 2012. Under the interest rate swap contract terms, the Company receives LIBOR and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from the Company. Under the terms of the interest rate swap, settlement began on March 31, 2009 and occurs every three months thereafter until the contract expires on September 28, 2012.

Under SFAS No. 133, this interest rate swap agreement is carried on the consolidated balance sheets at fair value. As this contract was designated as a cash flow hedge, changes in fair value are reflected in accumulated other comprehensive income. During the three and six month periods ended June 30, 2009, the Company made payments to Nedbank in the amounts of $77,215 and $143,310, respectively, which are reflected in interest expense in the condensed consolidated statement of operations. In addition, a change in fair value in the amount of $123,739 was reflected in accumulated other comprehensive income and as a reduction of the liability in the consolidated balance sheet as of June 30, 2009. The amount deferred will be reclassified to the statement of operations upon the ultimate payment of the interest expense on the Company’s credit agreement with Nedbank or by declaration that the interest rate swap is ineffective. Although this estimate is subject to changes in the forward interest rate curve for

LIBOR, as of June 30, 2009, approximately $325,059 of the deferral in accumulated other comprehensive income is expected to be reclassified to interest expense within the next 12 months.

Fair Value of Derivative Instruments

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Long Term
Commodity contracts	Current Assets	$1,079,164	Liabilities	$634,762

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Interest rate swap	Current		Long Term
contracts	Liabilities	$325,059	Liabilities	$(11,714)

Cash-Flow Hedges

The Company utilizes derivatives for the purpose of hedging forecasted cash flows related to the sale of copper and debt service requirements. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income (loss) (“OCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on the derivative representing either hedged components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the three and six months ended June 30, 2009, the Company recognized the following gains (losses) related to its copper price protection and interest rate swap programs:

Three months
ended June 30, 2009
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(8,597,641)
Gain reclassified from accumulated OCI into net sales	$919,323
Loss recognized in interest expense	$(77,215)

Ineffective Portion
Gain recognized in miscellaneous income	$111,998

Six months ended
June 30, 2009
Effective Portion
Net loss recognized in other comprehensive income (OCI)	$(19,605,216)
Gain reclassified from accumulated OCI into net sales	$1,492,289
Gain reclassified from accumulated OCI into pre-production costs	$271,897
Loss recognized in interest expense	$(143,130)

Ineffective Portion
Gain recognized in miscellaneous income	$1,373,237

The Company’s potential loss due to credit risk on its derivative instruments amounts to approximately $131,057 as of June 30, 2009. However, the counterparty on both the copper price protection program and the interest rate swap agreement is Nedbank, the lender under the Company’s $25 million credit facility.

Under the credit facility and the derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company neither deposited nor holds any collateral related to its derivative instruments.

10.         FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s financial assets and liabilities within the consolidated balance sheet as of June 30, 2009 measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Assets:
Derivative contracts – copper cash flow hedges, net	$444,402		$444,402
Liabilities:
Derivative contract – interest rate swap contract	$313,345		$313,345

The Company’s derivative instruments, copper cash flow hedges and interest rate swap contracts, are valued using pricing models. The Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

11.         BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 21,953,836 and 25,363,830 shares of common stock for the six months ended June 30, 2009 and 2008, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. Outstanding options, warrants and other dilutive securities to purchase 21,953,836 and 17,983,614 shares of common stock for the three months ended June 30, 2009 and 2008, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

Components of basic and diluted earnings per shares were as follows:

	Three Months Ended June 30,
	2009	2008
Net income (loss) available for common stock holders	$(1,150,186)	$109,516

Weighted average outstanding shares of common stock	69,944,154	67,081,882
Dilutive effect of warrants and stock options	-	2,903,568
Common stock and common stock equivalents	69,944,154	69,985,450
Earnings (loss) per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

	Six Months Ended June 30,
	2009	2008
Net income (loss) available for common stock holders	$(494,862)	$(565,031)

Weighted average outstanding shares of common stock	69,859,195	66,871,932
Dilutive effect of warrants and stock options	-	-
Common stock and common stock equivalents	69,859,195	66,871,932
Earnings (loss) per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

12.         CONCENTRATION

The Company currently sells 100% of its copper cathode production to Red Kite Explorer Fund Limited under a definitive purchase and sale agreement dated February 2, 2008 with. Red Kite is a large, well capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

13.         SUBSEQUENT EVENTS

In accordance with SFAS 165, “Subsequent Events”, the Company has evaluated those events and transactions that occurred from July 1, 2009 through August 14, 2009, the date of issuance of these condensed consolidated financial statements. No material events or transactions have occurred during this period which would render these condensed consolidated financial statements to be misleading.

Item 2.           Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended June 30, 2009 and 2008 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and six months ended June 30, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we entered into our credit agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. As of June 30, 2009, we had drawn the entire credit facility. All of the funds available under such facility have been used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine.

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

We commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008.

We commenced mining of new ore upon completion of the reactivation work in January 2009, and we commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009.

We achieved commercial copper cathode production from newly-mined ore on April 1, 2009 and entered the production stage, following substantial completion of the testing and development phase.

The Johnson Camp property also includes a decorative and structural stone operation, which produces landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Beginning in February 2009, the Company took over the management of the landscape rock; however, we continue to lease the aggregate rock operation to a third party in exchange for a sliding scale royalty. During the six month ended June 30, 2009, in accordance with the applicable guidance for accounting and reporting for by-products, we reclassified the revenue generated from the decorative and structural stone operation to costs applicable to sales on the condensed consolidated statement of operation.

Our Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current reactivation plan includes an estimated full production rate of 25 million pounds of copper cathode per annum.

Our mining operations include residual leaching of the existing old dumps and an active leach program of newly mined ore. As indicated above, copper production from residual leaching operations and the mining of new ore commenced in January 2008 and January 2009, respectively, and we achieved commercial copper cathode production from newly-mined ore on April 1, 2009. We anticipate reaching the full copper production rate from new ore placed on the heaps in December of 2009.

We had previously defined commercial production as either operating at a minimum of 75% of the designed capacity of our processing facilities at the Johnson Camp Mine, or generating positive cash flows from mine operations for a period of seven days for residual leaching or thirty days for mining and processing of new ore. Our previous definition of commercial production – that is, production of copper at a level that would effectively place it into the production phase - was based upon a range of criteria, such as:

  A nominated percentage of design capacity for the mine;

  Mineral recoveries at or near expected levels; and

  The achievement of continuous production or other output.

The above factors were to be reconsidered on a recurring basis in the event of, among other items, any significant delays in development, or if pre-determined commercial levels of production could not be achieved due to external factors. However, we have reassessed our previous definition of commercial production in light of the definitions of a production stage mining company contained in SEC Industry Guide No. 7 and EITF 04-06.

In accordance with standard practice in the copper mining industry, our Company’s mining and ore processing activity following the reactivation of the Johnson Camp Mine in January 2009, and continuing throughout the quarterly period ended March 31, 2009, was undertaken at a modest level to test the Company’s mining, conveying, stacking, leaching and SX-EW processing systems. Each of these systems involves the coordination and integration of equipment of varying degrees of complexity and significant human resources. Accordingly, constant monitoring and adjustments were necessary to optimize efficiency and safety.

Through this testing process, we determined that we had achieved design crushing throughput rates on a daily basis, but that certain modifications were necessary to the crushing plant in order to allow us to sustain designed throughput rates on a continuous basis. These include modifications to the conveyor chutes and belt skirting to handle variations in the ore characteristics and installation of two vibratory feeders that will allow choke feeding the secondary crushers to improve particle size and liner life.

We believe that we met the definition of a development stage mining company pursuant to both SEC Industry Guide No. 7 and paragraph 4 of EITF 04-06 throughout the quarterly period ended March 31, 2009. Under our revised definition of commercial production, we entered the production stage from the mining of new ore commencing on April 1, 2009.

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

We estimate we will incur an additional $5 million in capital costs in the next three years, primarily for the expansion of our existing leach pad capacity. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Results of Operations – Three and Six Months Ended June 30, 2009 and 2008

The following table sets forth our operating results for the three and six months ended June 30, 2009, as compared with our operating results for the three and six months ended June 30, 2008.

	Three Months Ended			Six Months Ended
			Change			Change
	June 30,	June 30,	(Increase/	June 30,	June 30,	(Increase/
	2009	2008	Decrease)	2009	2008	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$5,179,552	$3,115,392	$2,064,160	$6,596,971	$4,655,546	$1,941,425

Costs applicable to sales
(exclusive of depreciation,
depletion and amortization
shown separately below)	4,800,221	2,031,514	2,768,707	5,725,303	3,001,285	2,724,018
General and administrative
expenses	664,560	799,290	(134,730)	1,447,932	2,032,545	(584,613)
Depreciation, depletion and
amortization	317,267	94,009	223,258	501,676	147,865	353,811

Income (loss) from
operations	(602,496)	190,579	(793,075)	(1,077,940)	(526,149)	(551,791)

Other income (expense):
Interest expense	(641,976)	(196,992)	(444,984)	(777,399)	(271,578)	(505,821)
Miscellaneous income
(expense)	94,286	115,929	(21,643)	1,360,477	232,696	1,127,781

Total other income
(expense)	(547,690)	(81,063)	(466,627)	583,078	(38,882)	621,960

Income (loss) before income
taxes	(1,150,186)	109,516	(1,259,702)	(494,862)	(565,031)	70,169

Provision for income taxes	-	-	-	-	-	-

Net Income (loss)	$(1,150,186)	$109,516	$(1,259,702)	$(494,862)	$(565,031)	$70,169

Basic earnings (loss) per share
of common stock:

Weighted average number
of common shares
outstanding	69,944,154	67,081,882		69,859,195	66,871,932
Basic earnings (loss) per
share of common stock	$(0.02)	$0.00		$(0.01)	$(0.01)

Diluted earnings (loss) per
share of common stock:

Weighted average number
of common shares
outstanding	69,944,154	69,985,450		69,859,195	66,871,932

Diluted earnings (loss) per
share of common stock	$(0.02)	$0.00		$(0.01)	$(0.01)

Revenue

We commenced commercial production from residual leaching in February 2008, and commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We entered the production stage as we achieved commercial copper cathode production from newly-mined ore on April 1, 2009.

In February 2008, we entered into a long term cathode sales agreement with Red Kite Explorer Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine. Pricing is based on the average daily COMEX price for high–grade copper as determined at the end of the month of settlement.

We recorded revenues of $5,179,552 (including $919,323 from the settlement of copper hedges and $27,284 in amortization of deferred revenue) from the sale of 2,070,034 pounds of copper cathode for the three months ended June 30, 2009 and revenues of $6,596,971 (including $1,492,289 from the settlement of copper hedges and $27,284 in amortization of deferred revenue) from the sale of 2,626,087 pounds of copper cathode for the six months ended June 30, 2009. Additionally, for the six month period ending June 30, 2009, revenues earned from the sale of 280,728 pounds of copper cathode produced during the testing and development stage of the mine in the amount of $742,237 (including $271,897 from the settlement of copper hedges) were credited to mine development costs.

We recorded revenues of $3,115,392 from the sale of 836,198 pounds of copper cathode for the three months ended June 30, 2008 and revenues of $4,655,546 from the sale of 1,258,103 pounds of copper from February 1, 2008 through June 30, 2008. Revenues earned from the sale of 58,723 pounds of copper cathode produced prior to the commencement of commercial production in the amount of $209,907 were credited to mine development costs.

Costs Applicable to Sales

Costs of sales represents the costs incurred in converting the ore present in existing leach pads into salable copper cathodes. The conversion process includes the mining of ore, crushing, conveying and stacking of ore on to the pads, leaching of stockpiles, solvent extraction and electrowinning, and results in the production of copper cathode. The costs include the amortization of mine development costs, labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore.

For the three months ended June 30, 2009, we incurred $4,800,221 (including $3,000,839 in ramp up expenses) of costs applicable to sales from the sale of copper. For the six months ended June 30, 2009, we incurred $5,725,303 (including $3,000,839 in ramp up expenses) of costs applicable to sales from the sale of copper. Direct costs incurred in the development and testing phase of the ramp up in the amount of $1,841,080 (net of pre-commercial revenue) were capitalized and are being amortized using the units of production method over an estimated 374,000,000 pounds of copper which represents the estimated copper reserve base of the Johnson Camp mine.

We incurred $2,031,514 of costs applicable to sales for the three month period ending June 30, 2008.

We incurred $3,001,285 of costs applicable to sales from the commencement of commercial production from residual leaching (February 1, 2008) through June 30, 2008. Operating costs incurred from December 1, 2007 through January 31, 2008 in the amount of $572,118 (net of pre-commercial revenue) were capitalized and are being amortized over the expected life of production of copper cathodes from old dumps which is estimated to be through the end of 2010.

General and Administrative Expenses

Our general and administrative expenses decreased to $664,460 for the three months ended June 30, 2009, compared to $799,290 for the three months ended June 30, 2009. This decrease was primarily due to the $331,586 decrease in employee compensation primarily resulting from a reduction in performance incentive bonus accruals and a reduction in the amortization of stock options granted in prior periods offset in part by an increase in payroll expense. This decrease was offset in part by an increase of $110,209 in professional fees incurred during the second quarter of 2009. In addition, property and casualty insurance expenses of $57,973 reported in general and administrative expenses for the three month period ending June 30, 2008 are now being reported in costs applicable to sales for the three month period ending June 30, 2009 in order to align the expense with the related segment of the operation.

Our general and administrative expenses decreased to $1,447,932 for the six months ended June 30, 2009, compared to $2,032,545 for the six months ended June 30, 2009. This decrease was primarily due to a $383,264 decrease in employee compensation primarily resulting from a reduction in performance incentive bonus accruals and a reduction in the amortization of stock options granted in prior periods offset in part by an increase in payroll expense. The decrease was also due to a decrease of $133,928 in professional fees incurred during the second quarter of 2009. In addition, property and casualty insurance expenses of $115,946 reported in general and administrative expenses for the three month period ending June 30, 2008 are now being reported in costs applicable to sales for the three month period ending June 30, 2009 in order to align the expense with the related segment of the operation.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses increased by $223,258 and $353,811, respectively, for the three and six month periods ended June 30, 2009, as compared to the three and six months periods ended June 30, 2008. The increases were primarily due to the transferring of approximately $41,300,000 in mining equipment from construction in progress to property and equipment effective January 1, 2009 and the DD&A of these assets during the three and six month periods ended June 30, 2009.

Interest Expense

Interest expense is primarily attributable to interest accrued on the Nedbank credit facility. With the placement of the mining assets into service on April 1, 2009, the Company is no longer capitalizing the related interest expense. Interest expense also includes the amortization of debt issuance cost and the quarterly settlements of the Company’s interest rate swap derivative contract.

Interest expense increased by $ 444,984 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase was primarily due to the inclusion of interest accrued on the Nedbank credit facility since April 1, 2009 and the reclassification of the settlement of $77,215 from accumulated other comprehensive income to interest expense resulting from the scheduled maturity of interest rate swap derivatives. This increase was offset in part by a non-cash interest expense incurred in the three months ended June 30, 2008 in the amount of $125,137 resulting from the Company electing to extend the exercise period on 818,590 warrants held by Nedbank by six months.

Interest expense increase by $505,821 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily due the inclusion of accrued interest on the Nedbank credit facility since April 1, 2009, the reclassification of the settlement of $143,130 from accumulated other comprehensive income to interest expense resulting from the scheduled maturity of interest rate swap derivatives offset in part by a non-cash interest expense incurred in six months ended June 30, 2008 in the amount of $125,137 resulting from our Company electing to extend the exercise period on 818,590 warrants held by Nedbank by six months.

Miscellaneous Income (Expense)

Miscellaneous income (expense) decreased by $21,643 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease was due primarily to the reclassification of $66,580 of by-product income earned from the sale of decorative rock and aggregate from miscellaneous income to costs applicable to sales. The decrease was offset in part by the reclassification of copper price protection contracts representing approximately 161 metric tons of copper which were originally designated as cash flow hedges to trading securities. Such reclassification was necessary because the Company’s forecasted production of copper during 2009 no longer matched its hedged position, and, as such, the underlying unmatched derivative contracts were deemed to be ineffective. Accordingly, the value of these contracts in the amount of $111,998 has been reclassified from accumulated other comprehensive income to miscellaneous income.

Miscellaneous income (expense) increased by $1,127,781 for the six months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was due primarily to the reclassification of copper price protection contracts representing approximately 740 metric tons of copper which were originally designated as cash flow hedges to trading securities. Such reclassification was necessary because our Company’s forecasted production of copper during 2009 no longer matched our hedged position, and, as such, the underlying unmatched derivative contracts were deemed to be ineffective. Accordingly, the value of these contracts in the amount of $1,373,237 has been reclassified from accumulated other comprehensive income to miscellaneous income. The increase in miscellaneous income was offset in part by reclassification of $66,580 of income earned from the sale of decorative rock and aggregate, which have been classified as by-products during the three months ended June 30, 2009, from miscellaneous income to costs applicable to sales.

Net Income (Loss)

Net loss for the three months ended June 30, 2009 was $1,150,186, as compared to a net income of $109,516 for the three months ended June 30, 2008. The decrease in net income between these periods is primarily related to:

  Costs in the amount of $3,000,839 incurred in operating the facility at less than normal capacity during the ramping up of production from the mining of new ore; and

  The inclusion of $484,956 in accrued interest expense on the Nedbank credit facility since the attainment of the production stage and commencement of commercial production from the mining of new ore on April 1, 2009; and

  An increase in depreciation, depletion and amortization in the amount of $223,258 due to the transferring of mining equipment from construction in progress to property and equipment effective January 1, 2009 and the depreciation of these assets during the period; offset in part by

  An increase in revenue in the amount of $2,064,160 resulting from an increase in the volume of copper sold, which was partially offset by a decrease in copper prices; and

  A decrease in the costs applicable to sales in the amount of $232,132 due to reduction in costs per pound on the mining of new ore versus the production of copper from residual leaching.

Net loss for the six months ended June 30, 2009 was $494,862, as compared to a net loss of $565,031 for the six months ended June 30, 2008. The reduction in the net loss between these periods is primarily related to:

  An increase in revenue in the amount of $1,941,425 resulting from an increase in the volume of copper cathode produced and sold from the mining of new ore versus the production of copper from residual leaching;

  An increase in miscellaneous income of $1,127,781 primarily due to the settlement of copper derivatives that were designated as ineffective hedges; and

  A decrease in general and administrative expenses of $584,613 primarily due to a $383,264 decrease in employee costs and a $133,928 decrease in professional fees; offset in part by

  Costs in the amount of $3,000,839 incurred in operating the facility at less than normal capacity during the ramping up of production from the mining of new ore; and

  The inclusion of $484,956 of interest accrued on the Nedbank credit facility since attainment of the production stage and the commencement of commercial production from the mining of new ore on April 1, 2009.

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

In ramping up the production rate of new ore, our Company has experienced some short-term challenges that resulted in a total production rate that has been below management’s expectations. We do not consider such challenges to be unusual for a copper mining company during the development, testing and ramping up of mining operations and believe that they are only affecting the timing of reaching our target rate of 25 million pounds of copper production per year. We fully expect to achieve that level by the end of 2009.

During the development, testing and ramp up stage, our Company made significant progress with a focus on increasing operating efficiencies. Continual optimization of mine plans is an important activity at any mine and, specifically, our Company has changed the mining pushback sequences that should allow us to achieve higher copper grades earlier in the mine life. We have achieved design crushing throughput rates on a daily basis and have made modifications to the crushing plant. These measures include modifications to the conveyor chutes and belt skirting to handle variations in the ore characteristics and installation of two vibratory feeders that will allow choke feeding the secondary crushers to improve particle size and extend liner life.

The leaching characteristics of the newly mined ore have behaved as expected, but the challenge has been to predict the length of time required for the new solution to report through the old pads.

We have been placing newly crushed ore on top of the old ore on the old leach pads. Every pad has its own distinctive characteristics and can vary depending on whether the old material on the pad was run-of mine or crushed and whether historic channeling occurred, and the depth of the old leach pad. To reduce this uncertainty, we contoured, compacted and installed a french drain on the pad we currently are stacking on and it has significantly reduced the time for solution to report directly to the SX-EW plant. These and other changes are expected to cost approximately $750,000 during the third and fourth quarters of 2009.

The modifications have enabled the Johnson Camp Mine to realize higher throughput rates on a continuous basis; during the month of July 2009, we achieved approximately 65 percent of the design throughput rate. In particular, the modifications to the material handling system has resulted in an increase in the stacking rate of ore on the mine’s leach pads. The increase in stacked tons of ore has improved the plant feed grade to the solvent extraction (SX) plant and resulted in a steady increase in the pounds of copper produced. During the last week of July 2009, copper production averaged a monthly rate of approximately 1.3 million pounds, nearly double the monthly average of 0.7 million pounds per month that was experienced in the second quarter of 2009.

Plans are proceeding to make the further modifications needed to achieve and sustain the nominal stacking rate of 18,000 tons per day that is required to meet the design target production rate of 25 million pounds of copper per year. Based on planned additional modifications to the material handling system and a continued focus on operating efficiencies, we believe that we are on track to reach that target by the end of 2009.

The temporary delay in the ramp up of our production rate has negatively impacted our Company’s cash flow in the short term. We expect cash flow to improve as a result of strengthening copper prices and the recent improvement in the copper production rate. However, we expect that we will require approximately $5,000,000 in additional funds during the third quarter of 2009 to be used for working capital, modifications discussed above and for general corporate purposes.

Cash and Working Capital

The following table sets forth our cash and working capital as of June 30, 2009 and 2008:

	As of		As of
	June 30, 2009		December 31, 2008
Cash reserves	$441,257	(1)	$4,465,245	(1)(2)
Working capital surplus
(deficiency)	$(10,007,152	)(3)	$(2,849,660	)(4)

(1)	Excludes $686,476 in restricted cash being held in conjunctions with two letters of credit.

(2)	Excludes $1,533,662 in restricted cash being held in a debt service reserve account in conjunction with our $25,000,000 secured term loan credit facility with Nedbank Limited.

(3)	Includes $7,156,806 in current portion of long term debt and a net current asset of $754,105 in derivative contracts.

(4)

Includes $9,604,405 in current asset portion of derivative contracts, $299,717 in current liability portion of derivative contracts and $6,940,104 in current portion of long term debt, capital lease obligations and accrued interest.

Cash Flows from Operating Activities

Our cash flows from operating activities during the six months ended June 30, 2009 and 2008 were ($609,796) and ($461,612), respectively. We commenced copper cathode production from leaching old heaps in January 2008 and the mining new ore in January 2009. We completed the first sale of copper cathode produced from residual leaching operations in February 2008, and commenced production of nominal amounts of copper from newly-mined ore in February 2009. We achieved commercial copper cathode production from newly-mined ore on April 1, 2009, following the completion of the testing and development phase of the mine.

Costs incurred to get the mine ready for its intended purpose and that provide benefits to future periods, net of the realized value of nominal amounts of copper sold during the development period, are capitalized as mine development costs. Costs incurred upon the attainment of the production stage, which is determined upon the achievement of levels of commercial production that are not a result of the development and testing of the mining process, are expensed as incurred. Operating costs incurred in excess of costs forecasted to occur once our Company reaches a steady state of production have been classified as production ramp up expenses and expensed in the period incurred on the condensed consolidated statement of operations.

Our Company generated $871,668 (including $3,000,839 in ramp up expenses) and $1,654,261 in gross margin excluding depreciation, depletion and amortization during the six months ended June 30, 2009 and 2008, respectively.

Working capital decrease by $7,157,492 and $4,942,396 between December 31, 2008 and June 30, 2009 and December 31, 2007 and June 30, 2008, respectively.

Cash Flows from Investing Activities

Our cash flows from investing activities during the six months ended June 30, 2009 were ($8,287,615), which primarily reflects capital expenditures of $9,083,522 related to the reactivation of the Johnson Camp Mine during this time period, $1,651,317 (net of $742,237 of copper sold during the period which includes $271,897 of proceeds from the settlement of effective hedges) in mine development costs, $913,562 in proceeds from the sale of ineffective copper hedges, and the reclassification of $1,533,662 from restricted cash and marketable securities to cash and cash equivalents.

Our cash flows from investing activities during the six months ended June 30, 2008 were ($9,753,828), which primarily reflects capital expenditures of $9,181,063 (net of construction in progress financed by accounts payable in the amount of $1,146,721 and capitalized interest of $361,872) related to the reactivation of Johnson Camp during this time period, and $572,765 (net of $209,907 of copper produced during the period) in mine development costs incurred prior to the commencement of commercial production from leaching operations on February 1, 2008.

Cash Flows from Financing Activities

Our cash flows from financing activities during the six months ended June 30, 2009 were $4,873,423 compared to $7,392,362 for the same period in 2008.

On March 31, 2009, the Company sold to IRC Nevada Inc. a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. Net proceeds from the sale were $4,950,000 and are being used for working capital during the ramp up of our mining operations.

During the six month period ended June 30, 2009, our Company incurred debt issuance costs of $80,929 related to an agreement to amend and restate our credit agreement with Nedbank and realized proceeds in the amount of $6,300 from the exercise of 70,002 stock options. In addition, the Company issued 731,480 warrants valued at $100,000 to Nedbank as a fee to amend and restate the credit agreement.

During the six months ended June 30, 2008, we drew down $7,000,000 from the $25,000,000 secured term loan credit facility we received from Nedbank in June of 2008. Proceeds from the loan were used to purchase supplies and equipment associated with the reactivation of the Johnson Camp Mine. As of June 30, 2008, our Company had $13,000,000 remaining undrawn under the facility. Interest on the term loan credit facility in the amount of $361,872 was accrued and will be added to the principal balance of the credit facility. In addition, during the first half of 2008, we entered into a lease agreement for the purchase of equipment valued at $79,310, which has been accounted for as a non-cash transaction for purposes of the condensed consolidated statement of cash flows, and made principal payments this and other capitalized lease of $19,368.

Between April and June, 2008, warrant holders exercised 1,380,000 warrants with exercise prices ranging between $.25 and $.50 into 1,380,000 shares of the Company’s common stock resulting in proceeds to the Company of $412,000.

As of June 30, 2009, our Company had drawn down the entire $25,000,000 made available to us under the secured term loan credit facility.

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

Marketable Securities

Marketable securities at June 30, 2009, consisted of certificates of deposits which are considered held-to-maturity securities and are stated at amortized cost on the consolidated balance sheet.

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

Inventories

As described below, costs that are incurred in or benefit the production process are accumulated as ore stockpiles, ore on leach pads and copper in solution, and classified as “inventories” on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of costs applicable to sales. The current portion of inventories is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified as long–term. The major classifications of inventories are as follows:

Ore Stockpiles

Ore stockpiles represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile,

the number of contained pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

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

In Process Inventory

In process inventories represent materials that are currently in the process of being converted to a saleable product. Our Company utilizes a solvent extraction electrowinning process to extract the copper from the ore. In–process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads, plus the in process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

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

No impairment losses were recorded during the year ended December 31, 2008 or during the three and six months ended June 30, 2009.

Derivative and Hedging Activities

In connection with the credit agreement with Nedbank, our Company is required to maintain a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts have been designated as cash flow hedges, the changes to their fair value are currently reflected in accumulated other comprehensive income in the condensed consolidated statement of changes in stockholders’ equity. As of June 30, 2009, the carrying value of the net derivative asset was $444,402, and the increase in fair value was recorded in accumulated other comprehensive income on the condensed consolidated balance sheet.

During 2008, our Company entered into certain contracts expiring between 2009 and 2012, to hedge the interest rate risk exposure on its $25,000,000 Nedbank Credit Facility. Under the interest rate swap contract terms, our Company receives the three month United States Dollar London Interbank Offered Rate (“LIBOR”) and pays a fixed–rate of 2.48% interest. The program requires no cash margins, collateral or other security from our Company. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts were also designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income. A change in fair value of the interest rate swap occurred during the three and six months ended June 30, 2009 in the amount of $81,778 and $123,739 and were recorded in accumulated other comprehensive income in the condensed consolidated balance sheet as of June 30, 2009. The estimated fair value of the interest rate swap was a net liability of $313,345 as of June 30, 2009.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $407,616 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our Company’s estimated credit-adjusted, risk free interest rate of 10%. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023-2024. Our Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity as we mine in the future. At June 30, 2009, the recorded value of accrued reclamation costs was $148,241.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.           Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our President and Chief Executive Officer, John Perry, and our Chief Financial Officer, Wayne Morrison, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and expect to incur losses in the future. We had a net loss of $1,150,186 and $494,862 for the three and six month periods ended June 30, 2009, respectively, and we had net losses of $5,038,374 for the year ended December 31, 2008. As of June 30, 2009, we had a working capital deficiency of $10,007,152. This deficiency includes current liabilities of $7,807,729 representing the current portions of our long term debt, the current portion of interest rate swap contracts, the current portion of deferred revenue and current assets of $1,079,164 representing the current portion of the derivative cash flow hedge contracts.

We have successfully reactivated the Johnson Camp Mine and are now in the ramp up phase of the production stage. We commenced production of copper from residual leaching in January 2008, mining of new ore in January 2009, and production of copper from new ore in February 2009. However, we cannot provide any assurance that we will ramp up to full production or have successful mining and processing operations on the Johnson Camp property in the future.

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

We estimate we will incur an additional $5 million in capital costs in the next three years, primarily for the expansion of our existing leach pad capacity. We also expect to incur expenses in connection with our plans to commission an updated feasibility study and further exploratory drilling on the Johnson Camp property.

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

Cyprus Mines Corporation (which owned the Johnson Camp property until 1989, operating under the name Cyprus Johnson Copper Company), Arimetco and Summo each used different approaches to drilling, sampling and assay analysis that may not be comparable to each other. In particular, the soluble copper assay techniques used by Arimetco for ore grade estimation are not directly comparable to the soluble copper assay techniques used by Cyprus. The use of two incomparable approaches by Cyprus and Arimetco may have led to inconsistencies in or the skewing of the data underlying our estimates, thereby increasing the risk of an overestimation of ore reserves at the Johnson Camp Mine, as well as increasing the risk of a material inaccuracy in the feasibility study.

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

Bikerman Engineering & Technology Associates reviewed the results of limited sampling work undertaken at the Johnson Camp Mine in 2006 by another engineering company. Bikerman Engineering & Technology Associates has concluded that it is not possible for it to verify the entire original drill hole electronic database used for the current mineral resource model and ore reserve estimates. Consequently, Bikerman Engineering & Technology Associates and we have largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data. Accordingly, there is a risk that results may vary if additional sampling work is undertaken. This, in turn, could adversely impact the current mineral resource model and ore reserve estimates, as well as increase the risk of a material inaccuracy in the feasibility study.

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

Any failure to comply with the restrictions of the credit agreement, or with restrictions under any other credit facilities or agreements governing our indebtedness, may result in an event of default. Such default may allow our creditors to accelerate the related debt. Our assets and cash flow may not be sufficient to fully repay borrowings under our debt instruments that are accelerated upon an event of default.

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

We may require additional financing to complete the ramp up of operations at Johnson Camp Mine. We also expect to incur an additional $5 million in capital costs in the next three years, primarily for the expansion of our existing leach pad capacity. We also expect to incur expenses in connection with our plans to update mine plans and further exploratory drilling on the Johnson Camp property. Our estimated capital costs and operating expenses may change with our actual experience as our mine plan is implemented. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

Our indebtedness, as well as the current global recession, disruption in financial markets and lower copper prices generally, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of June 30, 2009, the outstanding principal and unpaid interest amount of our debt was approximately $27,000,000. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. In addition, since July 3, 2008, when the spot price of copper on the London Metal Exchange, or LME, rose to a record all-time high of $4.08/lb, the market price for copper has softened and, on June 30, 2009, the spot price of copper on the LME was $2.32/lb. These conditions have made it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or worsen, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to express an opinion on the effectiveness of our internal controls beginning with the year ending December 31, 2009), this could discourage certain customers or suppliers from doing business with us, cause downgrades in our debt ratings leading to higher borrowing costs and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital. Further, such an occurrence could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or to incur substantially higher costs to obtain the same or similar coverage. It could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, on committees of our board of directors, or as executive officers.

Our officers and directors, and three shareholders holding 10% or more of our common stock, hold a significant amount of our issued and outstanding stock which may limit non–affiliated stockholders to influence corporate matters.

Our officers and directors as a group beneficially own approximately 24.7% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock). In addition, we have two shareholders who, according to reports filed by them under the Securities Exchange Act of 1934, as amended, beneficially own 12.3% and 12.2%, respectively, of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock held by persons other than the relevant officer, director or 10% shareholder). This may limit the ability of our non-affiliated stockholders to influence corporate matters.

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

The securities markets in the United States and Canada have experienced a high level of price and volume volatility recently, and the market price of our securities has also experienced wide fluctuations. There can be no assurance that continual fluctuations in our share price will not occur.

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

All phases of our operations are subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that we anticipate will require stricter standards and enforcement, increased fines and penalties for non–compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes, if any, in environmental regulation may adversely affect our operations, if any. Environmental hazards may exist on the Johnson Camp property or on properties that we hold or may acquire in the future that are unknown to us at present and that have been caused by previous or existing owners or operators of the properties.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in prior annual reports on Form 10–KSB, the ADEQ issued a Compliance Order on September 7, 2002, requiring our Company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, we entered into a stipulated judgment with the ADEQ which assessed civil penalties against us in the amount of $4,325,000. The stipulated judgment can only be entered should a default notice issued pursuant to the Compliance Order not be cured within 45 days after notice is received. The Compliance Order further provides that any future violations of Arizona’s aquifer protection laws would subject us to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment.

On August 15, 2007, the ADEQ declared that all components necessary for the Aquifer Protection Permit (“APP”) application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process. Since then, the ADEQ has made subsequent requests for information and we have made additional submissions in response. The most recent request for information, dated July 31, 2009, requires a response within 45 days. We anticipate being in a position to respond to the ADEQ within the stipulated time frame.

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

NORD RESOURCES CORPORATION

By:	/s/ John T. Perry
John T. Perry
(Principal Executive Officer)
President, Chief Executive Officer,

Date:	August 14, 2009

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	August 14, 2009