Form 10-K/A
period 2008-12-31
NORD RESOURCES CORP
filed 2009-09-17
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K /A

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

NORD RESOURCES CORPORATION
Form 10–K

- ii -

EXPLANATORY NOTE

This amendment to our annual report on Form 10-K is being filed in response to guidance that we have received from staff at the Securities and Exchange Commission. The key revisions that are included in this amendment consist of: (a) enhanced disclosure in the following notes to our audited consolidated annual financial statements for the year ended December 31, 2008: Note 2 – Summary of Significant Accounting Policies, under the subheading Property and Equipment; Note 5 – Mine Development Costs (formerly, Pre-Commercial Production Costs); Note 6 – Property and Equipment; Note 12 – Copper Price Protection Program, and Note 22 – Fair Value of Financial Instruments; and (b) a consequential revision to the disclosure in Item 7 of this amendment to our annual report, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations, under the subheading Critical Accounting Policies And Estimates.

All other financial and other information in the originally filed Form 10-K for the reported periods, including our consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders’ equity (deficit) and consolidated statements of cash flows, remain unchanged.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein. Readers are cautioned to review our Company’s Exchange Act filings subsequent to the filing of the original Form 10-K, including, without limitation our current reports on Form 8-K.

Pursuant to SEC rules, included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K/A are currently dated certifications of our Company’s Chief Executive Officer and Chief Financial Officer.

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

ITEM 2.            PROPERTIES

A glossary of Technical Terms appears at page 81 .

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

Property and Equipment

Property and equipment are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at exploration, development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after the existence of proven and probable reserves have been established. Development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves including ramps, permanent excavations, infrastructure, removal of overburden and the substantial completion of the testing phase of the mining and ore processing activities. Additionally, interest expense allocable to the cost of developing mining properties and of constructing new facilities is capitalized until the assets are ready for their intended use.

Construction in progress represents costs capitalized to refurbish and complete the reactivation of Johnson Camp Mine and to get it ready for its intended use. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of a primary stage crusher, and the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment; and (d) other project-related items. In February 2009, upon placing these assets in service and the commencement of production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine, these costs were reclassified into property and equipment.

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance are expensed as incurred. Depreciation for life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production method based on total estimated recoverable proven and probable copper reserves. Development costs and acquisition costs for proven and probable reserves that relate to a specific ore body are depleted using the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the recoverable copper from the ore body, at which time it is allocated to inventory cost and ultimately included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 16 years for buildings, three to six years for machinery and equipment, and three to five years for mobile equipment. During 2008, depreciation and amortization was only recorded on in-service machinery and equipment involved in the processing of ore from residual leaching and on mobile equipment and vehicles used in the general operation of the facility.

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

10.68	Agreement to Purchase Royalty dated as of March 31, 2009 between Nord Resources Corporation and IRC Nevada Inc.(35)

10.69	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(35)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Consents of Experts and Counsel

23.1	Consent of Mayer Hoffman McCann P.C. (36)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(36)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(36)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002(36)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 6, 2008.

(9)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(28)	Incorporated by reference from our Form SB–2, filed with the SEC on October 19, 2007.

(29)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(30)	Incorporated by reference from our current report on Form 8–K dated June 30, 2008 and filed with the SEC on July 7, 2008.

(31)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended June 30, 2008, filed with the SEC on August 14, 2008.

(32)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(33)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(34)	Incorporated by reference from our current report on Form 8–K dated November 25, 2008 and filed with the SEC on November 28, 2008.

(35)	Incorporated by reference from our annual report on Form 10–K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.

(36)	Filed herewith.

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

Property and Equipment

Property and equipment are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at exploration, development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after the existence of proven and probable reserves have been established. Development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves including ramps, permanent excavations, infrastructure, removal of overburden and the substantial completion of the testing phase of the mining and ore processing activities. Additionally, interest expense allocable to the cost of developing mining properties and of constructing new facilities is capitalized until the assets are ready for their intended use.

Construction in progress represents costs capitalized to refurbish and complete the reactivation of Johnson Camp Mine and to get it ready for its intended use. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of a primary stage crusher, and the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment; and (d) other project-related items. In February 2009, upon placing these assets in service and the commencement of production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine, these costs were reclassified into property and equipment.

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance are expensed as incurred. Depreciation for mining life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production method based on total estimated recoverable proven and probable copper reserves. Development costs and acquisition costs for proven and probable reserves that relate to a specific ore body are depleted using the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the recoverable copper from the ore body, at which time it is allocated to inventory cost and ultimately included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 16 years for buildings, three to six years for machinery and equipment, and three to five years for mobile equipment. During 2008, depreciation and amortization was only recorded on in-service machinery and equipment involved in the processing of ore from residual leaching and on mobile equipment and vehicles used in the general operation of the facility.

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

5.          MINE DEVELOPMENT COSTS

Costs incurred to get the mine available for its intended purpose and provide benefits to future periods, net of the realized value of copper sold during the period, are capitalized as mine development costs. Costs incurred upon the attainment of the production stage, which is determined upon the achievement of levels of commercial production that are not a result of the development and testing of the mining process are expensed as incurred. The attainment of the production stage from residual leaching operations was achieved effective February 1, 2008. During the year ended December 31, 2008, net mine development costs related to the residual leaching operations of $572,765 were capitalized and are being amortized on a straight–line basis over the expected life of production of existing ore heaps which is estimated to be 5 years. Accordingly, mine development costs in the amount of $104,731 were charged to operations during 2008.

Net mine development costs related to the mining of new ore of $189,763 were capitalized during the year ended December 31, 2008 and will be amortized over the unit-of production method based upon the estimated recoverable proven and probable reserves of the mine. As of December 31, 2008, the mining operations related to the mining of new ore had yet to attain the production stage.

6.          PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	At December 31,
	2008	2007

Land	$98,094	$383,891
Buildings	1,223,691	947,923
Mining and other equipment	3,336,144	2,830,179
Construction in Progress	36,944,454	10,795,491

Total	$41,602,383	$14,957,484

Depreciation and amortization of property and equipment charged to operations was $146,756 and $123,768 for the years ended December 31, 2008 and 2007, respectively. Construction in progress represents costs capitalized to complete the refurbishment and reactivation of the Johnson Camp Mine to get it ready for its intended use. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of a primary stage crusher, and the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment; and (d) other project-related items. Upon placing these assets into service, these costs will be reclassified into property and equipment and the recording of depreciation, depletion and amortization expense will commence.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.        COPPER PRICE PROTECTION PROGRAM

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consists of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives do not require the physical delivery of copper cathode and are expected to be net cash settled upon maturity and/or settlement of the contracts. As of December 31, 2008, the estimated amount of copper production hedged was approximately 39.34%, 31.75% and 21.16% of the total estimated copper production for the years ending December 31, 2009, 2010, and 2011, respectively. The Company implemented the price protection program by entering into forward sales contracts for 4,560, 3,600, and 2,400 metric tons of London Metal Exchange cash settlement copper for 2009, 2010, and 2011, respectively, at a net forward price of $5,538, $4,841 and $4,413 per metric ton for the same periods. As of December 31, 2008, the Company has in place forward contracts of 3,820, 3,600 and 2,400 metric tons for 2009, 2010 and 2011, respectively, at a net forward price of $5,490, $4,841 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities with average strike prices of $8,803, $8,523, and $8,723 per metric ton for the same periods, respectively, thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of December 31, 2008, the average strike prices of the long call options were $8,803, $8,523 and $8,723 per metric ton for the periods ending 2009, 2010 and 2011, respectively. The program requires no cash margins, collateral or other security from the Company.

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

The Company’s inability to match its hedged position with actual production for the first quarter of 2009 is primarily due to a delay in the completion of the reactivation work at the Johnson Camp Mine and ramp up issues experienced during the testing and development phase of the mine. The Company does not believe that either of these issues will have a long term impact on its ability to reach that amount of production that is hedged such that the hedging relationship between the actual amount of production hedged and the underlying derivatives is substantially maintained in the future in accordance with the requirements for hedge accounting under SFAS 133.

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

The following table presents a summary of the Company’s financial instruments as of December 31, 2008:

	Carrying	Estimated Fair
	Amount	Value

Cash and cash equivalents	$4,465,245	$4,465,245
Derivative instruments	19,154,102	19,154,102
Restricted cash	1,533,662	1,533,662
Restricted marketable securities	686,476	686,476
Financial Liabilities:
Long–term debt	25,000,000	25,000,000
Derivative instruments	437,084	437,084

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

As of December 31, 2008, the Company believes the stated value of the long term debt approximates the fair market value of the instrument. In November 2008, the Company drew down the final $8 million under its Credit Agreement with Nedbank at which time the annual interest rate on the loans were amended to their current terms and conditions, which, the Company believes, approximate market terms as of December 31, 2008. The loan bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 4.06%. The Company does not believe that its credit risk has materially changed since November 2008.

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
Date: September 16 , 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John T. Perry
John T. Perry
(Principal Executive Officer)
President and Chief Executive Officer
Date: September 16 , 2009

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer
Date: September 16 , 2009

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: September 16 , 2009

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: September 16 , 2009

By:	/s/ T. Sean Harvey
T. Sean Harvey
Director
Date: September 16 , 2009

By:	/s/ John F. Cook
John F. Cook
Director
Date: September 16 , 2009