Form 10-Q/A
period 2009-03-31
NORD RESOURCES CORP
filed 2009-09-17
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2009

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q is being filed in response to guidance that we have received from staff at the Securities and Exchange Commission.  The key revisions that are included in this amendment consist of enhanced disclosure in the following notes to our unaudited condensed consolidated interim financial statements for the quarter ended March 31, 2009: Note 3 – Mine Development Costs (formerly, Pre-Commercial Production Costs); Note 6 – Long-Term Debt; and Note 8 – Derivative Instruments.

All other financial and other information in the originally filed Form 10-Q for the reported period, including our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in stockholders’ equity and unaudited condensed consolidated statements of cash flows, remain unchanged.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein. Readers are cautioned to review our Company’s Exchange Act filings subsequent to the filing of the original Form 10-Q, including, without limitation our current reports on Form 8-K.

Pursuant to SEC rules, included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A are currently dated certifications of our Company’s Chief Executive Officer and Chief Financial Officer.

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

ii

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

3.           MINE DEVELOPMENT COSTS

Costs incurred to get the mine ready for its intended purpose and that provide benefits to future periods, net of the realized value of nominal amounts of copper sold during the development period, are capitalized as mine development costs. Costs incurred upon the attainment of the production stage, which is determined upon the achievement of levels of commercial production that are not a result of the development and testing of the mining and ore processing activities, are expensed as incurred.

Production of Copper from Existing Dumps

The Company commenced copper cathode production from leaching existing dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Accordingly, the attainment of the production stage from residual leaching operations was achieved effective February 1, 2008. Until December 31, 2008, these costs were being amortized on a straight-line basis over the expected life of production of existing ore on old dumps which was estimated to be 5 years. In January 2009, management revised its estimate of the expected life of production from the existing dumps to 3 years. Consequently the unamortized balance as of December 31, 2008 in the amount of $468,034 is being amortized on a straight-line basis over the remaining 2 years. The balance of the mine development costs, net of accumulated amortization, for existing dumps was $409,531 as of March 31, 2009.

Production of Copper from Mining of New Ore

As a result of the development and testing of mining operations of new ore, the Company began producing a nominal amount of copper cathode from the mining of new ore in February 2009. As of March 31, 2009, commercial production from the mining of new ore, which will be determined upon substantial completion of the testing and development phase, has not yet been achieved. Upon the achievement of commercial production from the mining of new ore, these costs will be expensed as incurred and the capitalized mine development costs associated with the production of copper from the mining of new ore will be amortized over the life of the mine based on a “units of production” method. During the three months ended March 31, 2009, the Company capitalized $1,526,317 of mine development costs which was net of revenues in the amount of $470,340 realized from the sale of 280,728 pounds of incidental copper cathode produced during the testing and development phase and $271,897 from the settlement of copper derivatives related to this nominal production. The total amount of capitalized mine development costs associated with the mining of new ore was $1,841,080 as of March 31, 2009.

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

6.           LONG-TERM DEBT

In March 2009, the Company agreed to amend and restate its $25 million credit agreement with Nedbank. Payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013; the payments scheduled to be paid on March 31 and June 30, 2009 (the “Deferred Payments”) have been deferred until December 31, 2012 and March 31, 2013, respectively. The loan bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 6.06%. The margin will be reduced by 1.75% if the Company prepays the deferred payments, and will be reduced by an additional 0.5% upon completion of the Johnson Camp Mine, as defined in the amended and restated credit agreement, which is currently scheduled for October 2009. As of March 31, 2009, the Company believes the stated value of the long term debt approximates the fair market value of the instrument since the amended interest provisions approximate market terms as of that date.

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

8.           DERIVATIVE INSTRUMENTS

Copper Price Protection Program

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consists of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives do not require the physical delivery of copper cathode and are expected to be net cash settled upon maturity and/or settlement of the contracts. As of March 31, 2009, the estimated amount of copper production hedged was approximately 43.86%, 31.75% and 21.16% of the total estimated copper production for the nine months ending December 31, 2009 and for the years ending December 31, 2010, and 2011, respectively. As of March 31, 2009, the Company had in place forward contracts of 3,420, 3,600 and 2,400 metric tons for 2009, 2010 and 2011, respectively, at a net forward price of $5,427, $4,841 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of March 31, 2009, the average strike prices of the long call options were $8,709, $8,523 and $8,723 per metric ton for the periods ending 2009, 2010 and 2011, respectively. The program requires no cash margins, collateral or other security from the Company.

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

The Company’s inability to match a certain amount of its hedged position with actual production for the first quarter of 2009 is primarily due to a delay in the completion of the reactivation work at the Johnson Camp Mine and ramp up issues experienced during the testing and development phase of the mine. The Company does not believe that either of these issues will have a long term impact on its ability to reach that amount of production that is hedged such that the hedging relationship between the actual amount of production hedged and the notional amounts of the underlying derivatives is substantially maintained in the future in accordance with the requirements for hedge accounting under SFAS 133.

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

NORD RESOURCES CORPORATION

By:	/s/ John T. Perry
John T. Perry
(Principal Executive Officer)
President, Chief Executive Officer,

Date:	September 16, 2009

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	September 16, 2009