Form 10-Q
period 2009-09-30
NORD RESOURCES CORP
filed 2009-11-13
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(520) 292-0266
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 70,427,252 shares of common stock as of September 30, 2009.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2009

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

It is the opinion of management the interim condensed consolidated financial statements for the three and nine months ended September 30, 2009 and September 30, 2008 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2008. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2008.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$319,599	$4,465,245
Accounts receivable	454,678	320,493
Inventories	10,001,513	221,271
Current portion of derivative contracts	-	9,604,405
Prepaid expenses and other	84,058	360,901

Total Current Assets	10,859,848	14,972,315

Property and Equipment, at cost:
Property and equipment	46,625,478	4,657,929
Less accumulated depreciation, depletion and amortization	(3,452,600)	(1,614,405)
	43,172,878	3,043,524
Construction in progress	-	36,944,454
Net Property and Equipment	43,172,878	39,987,978

Other Assets:
Restricted cash and marketable securities	686,476	2,220,138
Derivative contracts, less current portion	-	9,549,697
Debt issuance costs, net of accumulated amortization	879,034	877,249
Total Other Assets	1,565,510	12,647,084

Total Assets	$55,598,236	$67,607,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Continued)

	September 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,818,934	$9,694,716
Accrued expenses	2,079,405	887,438
Current portion of deferred revenue	310,396	-
Current maturities of long term debt	8,946,007	6,932,109
Current maturities of derivative contracts	3,558,581	299,717
Current maturities of capital lease obligation	15,808	7,995

Total Current Liabilities	24,729,131	17,821,975

Long Term Liabilities:
Derivative contracts, less current maturities	3,255,246	137,367
Long term debt, less current maturities	17,892,015	19,063,298
Capital lease obligation, less current maturities	31,292	45,015
Deferred revenue, less current portion	4,577,457	-
Accrued reclamation costs	151,710	144,256
Other	886,469	47,103

Total Long Term Liabilities	26,794,189	19,437,039

Total Liabilities	51,523,320	37,259,014

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 200,000,000 shares authorized,
70,427,252 and 69,493,635 shares issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively	704,273	694,936
Additional paid–in–capital	110,599,709	109,940,000
Accumulated deficit	(100,415,239)	(100,013,216)
Accumulated other comprehensive income (loss)	(6,813,827)	19,726,643

Total Stockholders’ Equity	4,074,916	30,348,363

Total Liabilities and Stockholders’ Equity	$55,598,236	$67,607,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
Net sales	$13,118,107	$7,240,812

Costs applicable to sales (exclusive of depreciation, depletion and amortization
shown separately below)	10,303,422	5,986,621
Write-down of copper inventory to net realizable value	-	228,577
General and administrative expenses (includes stock based compensation of
$318,528 and $455,382, respectively)	2,081,682	3,049,452
Depreciation, depletion and amortization	1,043,834	228,568

Loss from operations	(310,831)	(2,252,406)

Other income (expense):
Interest expense	(1,450,946)	(345,586)
Miscellaneous income (expense)	1,359,754	424,633

Total other income (expense)	(91,192)	79,047

Loss before income taxes	(402,023)	(2,173,359)

Provision for income taxes	-	-

Net loss	$(402,023)	$(2,173,359)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	70,211,630	67,422,684
Basic and diluted loss per share of common stock	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
Net sales	$6,521,136	$2,585,266

Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	4,578,119	2,985,336
Write-down of copper inventory to net realizable value	-	228,577
General and administrative expenses (includes stock based compensation of
$70,413 and $89,827, respectively)	633,750	1,016,907
Depreciation, depletion and amortization	542,158	80,703

Income (loss) from operations	767,109	(1,726,257)

Other income (expense):
Interest expense	(673,547)	(74,008)
Miscellaneous income (expense)	(723)	191,937

Total other income (expense)	(674,270)	117,929

Income (loss) before income taxes	92,839	(1,608,328)

Provision for income taxes	-	-

Net income (loss)	$92,839	$(1,608,328)

Net earnings (loss) per basic and diluted share of common stock:

Weighted average number of basic common shares outstanding	70,511,842	68,471,774
Basic earnings (loss) per share of common stock	$0.00	$(0.02)

Weighted average number of diluted common shares outstanding	71,761,210	68,471,774
Diluted earnings (loss) per share of common stock	$0.00	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

					Accumulated
			Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Common Stock		Capital	Deficit	Income (loss)	Equity
	Shares	Amount

Balance at December 31, 2008	69,493,635	$694,936	$109,940,000	$(100,013,216)	$19,726,643	$30,348,363
Comprehensive loss:
Net loss	-	-	-	(402,023)	-	(402,023)
Unrealized mark to
market adjustment of
cash flow hedges, net	-	-	-	-	(25,530,845)	(25,530,845)
Net realized gains from
cash flow hedges	-	-	-	-	1,370,960	1,370,960
Effective portion of
copper hedges
transferred to net sales	-	-	-	-	(992,296)	(992,296)
Effective portion of
copper hedges
transferred to
capitalized mine
development costs	-	-	-	-	(271,897)	(271,897)
Ineffective portion of
copper hedges
transferred to
miscellaneous income	-	-	-	-	(1,367,595)	(1,367,595)
Effective portion of
interest rate swap
transferred to interest
expense	-	-	-	-	251,203	251,203
Comprehensive loss	-	-	-	-	-	(26,942,493)

Compensation expense from
issuance of stock options	-	-	221,028	-	-	221,028
Exercise of stock options	348,336	3,484	47,034	-	-	50,518
Common stock issued to settle
outstanding claims	506,329	5,063	194,937			200,000
Common stock issued for
deferred stock units	78,952	790	(790)	-	-	-
Issuance of warrants to
Nedbank Limited	-	-	100,000	-	-	100,000
Compensation expense from
issuance of deferred stock
units	-	-	97,500	-	-	97,500

Balance at September 30, 2009	70,427,252	$704,273	$110,599,709	$(100,415,239)	$(6,813,827)	$4,074,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
Cash Flows From Operating Activities:
Net loss	$(402,023)	$(2,173,359)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	1,043,834	228,568
Accretion expense on accrued reclamation costs	7,454	9,837
Amortization of debt issuance costs	179,144	179,829
Issuance of stock options for services rendered	221,028	357,882
Issuance of deferred stock units for services rendered	97,500	97,500
Gain on sale of hedges-effective portion	(992,296)	-
Gain on sale of hedges-ineffective portion	(1,367,595)	(127,548)
Proceeds from settlement of effective hedges	682,093	-
Accretion of warrant modification	-	125,137
Write-down of inventory to net realizable value	-	228,577
Changes in assets and liabilities:
Accounts receivable	(134,185)	23,658
Inventories	(8,807,715)	(571,954)
Other assets	276,843	(9,703)
Accounts payable	7,730,832	887,344
Accrued expenses	734,972	(126,113)
Accrued interest	941,950	-
Deferred revenue	(62,147)	-
Other liabilities	(10,634)	-
Net Cash Provided (Used) By Operating Activities	139,055	(870,345)

Cash Flows From Investing Activities:
Decrease in restricted cash and marketable securities	1,533,662	3,000,000
Proceeds from sale of ineffective hedges	940,070	-
Capital expenditures	(11,672,112)	(587,427)
Construction in progress	-	(12,010,531)
Net Cash Used By Investing Activities	(9,198,380)	(9,597,958)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	-	12,000,000
Debt issuance costs	(80,929)	-
Proceeds from exercise of options	50,518	50,000
Proceeds from sale of royalty interest	4,950,000	-
Principal payments on capital leases	(5,910)	(23,634)
Proceeds from exercise of warrants	-	562,000
Net Cash Provided By Financing Activities	4,913,679	12,588,366

Net Increase (Decrease) in Cash and Cash Equivalents	(4,145,646)	2,120,063

Cash and Cash Equivalents at Beginning of Period	4,465,245	3,368,910

Cash and Cash Equivalents at End of Period	$319,599	$5,488,973

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$330,234	$40,620
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(Continued)

	2009	2008

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for purchase of property	$-	$51,040
Common stock issued to settle outstanding claims	200,000
Accounts payable reclassified to other long term liabilities	850,000	-
Warrants issued in connection with debt facilities	100,000	-
Common stock issued in exchange for deferred stock units	790	444
Mark to market of cash flow hedges	(25,530,845)	86,331
Property and equipment financed by accounts payable	(6,556,614)	-
Construction in progress financed by accounts payable	-	2,900,309
Acquisition of equipment under lease	-	79,310
Capitalized interest financed by accrued interest	357,660	565,617
Gain on sale of copper hedges-effective portion allocated to mine development
costs	(271,897)	-
Depreciation expense allocated to inventory	972,527	-
Accrued interest capitalized to long term debt, less current maturities	612,674	-
Accrued interest capitalized to current maturities of long term debt	1,225,348	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	FINANCIAL STATEMENTS

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

Certain reclassifications have been made to the respective September 30, 2008 condensed interim consolidated financial statements and to the December 31, 2008 consolidated financial statements to conform to the current period presentation. Accordingly, to properly report the Company’s by-product operations, income earned on the sale of decorative rock and aggregate in the amount of $66,580, formerly recorded as miscellaneous income during the three months ended March 31, 2009, has been reclassified on the condensed consolidated statement of operations for the nine months ended September 30, 2009 to costs applicable to sales. In addition, in order to properly report the related amounts in accordance with the credit agreement, as amended and restated, with Nedbank Limited (“Nedbank”), the current portion of accrued interest in the amounts of $612,674 and $265,442 and the accrued interest excluding the current portion in the amounts of $1,225,348 and $729,965 have been capitalized to the current maturities of long term debt and long term debt, less current maturities, on the consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2009. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission (the ”SEC”).

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

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the SEC and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC was effective for the Company’s interim quarterly period beginning July 1, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the updated guidance on January 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 9 for the Company’s derivative instruments disclosure.

In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the updated guidance for the interim period ended June 30, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning July 1, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Production of Copper from Old Dumps

The Company commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Accordingly, the attainment of the production stage from residual leaching operations was achieved effective February 1, 2008. Until December 31, 2008, the capitalized costs incurred in the development and testing of the old dumps were being amortized on a straight-line basis over the expected life of production of existing ore on the old dumps which was estimated to be 5 years. In January 2009, management revised its estimate of the expected life of production from the old dumps to 3 years. Consequently the unamortized balance as of December 31, 2008 in the amount of $468,034 is being amortized on a straight-line basis over the remaining 2 years. During the three and nine month periods ended September 30, 2009, the Company amortized $58,504 and $175,513, respectively, in mine development costs from old dumps to cost of goods sold. The balance of the mine development costs, net of accumulated amortization, for old dumps was $292,523 as of September 30, 2009.

Production of Copper from Mining of New Ore

As a result of the development and testing of mining operations for the production of new ore, the Company began producing a nominal amount of copper cathode from newly-mined ore in February 2009. The Company achieved commercial production from the mining of new ore, which was based upon substantial completion of the testing and development phase, on April 1, 2009. Upon the achievement of commercial production from the mining of new ore, the costs to operate the mine were expensed as incurred and the capitalized mine development costs associated with the production of copper from the mining of new ore commenced being amortized over the life of the mine based on a “units of production” method. During the nine months ended September 30, 2009, the Company capitalized $1,526,317 of mine development costs which was net of revenues in the amount of $470,340 realized from the sale of 280,728 pounds of incidental copper cathode produced during the testing and development phase and $271,897 from the settlement of copper derivatives related to this nominal production. As the Johnson Camp Mine attained the production stage on April 1, 2009, subsequently, no mine development costs were capitalized. During the three and nine month periods ended September 30, 2009, the Company amortized $27,237 and $59,379, respectively in mine development costs from development and testing of mining operation of new ore. The balance of the mine development costs, net of accumulated amortization, for development and testing of mining operations of new ore was $1,781,701 as of September 30, 2009.

5.	STOCK-BASED COMPENSATION

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

There are 5,600,674 stock options outstanding at September 30, 2009, of which 1,171,676 are non-qualified non-plan stock options and 4,428,998 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2010 to 2017.

The Company granted 100,000 and 600,000 stock options during the three and nine month periods ended September 30, 2009, respectively. During the three and nine month periods ended September 30, 2009, the Company recognized $37,913 and $221,028, respectively, in compensation expense related to employee stock options that vest over time or that were cancelled prior to vesting.

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

As summarized in the following tables, during the three month period ended September 30, 2009, there were 100,000 stock options granted, 278,334 stock options were exercised, and 109,998 were cancelled or forfeited. During the nine month period ended September 30, 2009, 600,000 stock options were granted, 348,336 stock options were exercised, and 2,632,665 were cancelled or forfeited.

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended September 30, 2009
Options outstanding at June 30, 2009	5,889,006.49
Granted	100,000.38
Exercised	(278,334)	.16
Cancelled/Forfeited	(109,998)	.09

Options outstanding at September 30, 2009	5,600,674.51

		Weighted
	Number of	Average
	Shares	Exercise Price
Nine months ended September 30, 2009
Options outstanding at December 31, 2008	7,981,675	$.59
Granted	600,000.23
Exercised	(348,336)	.15
Cancelled/Forfeited	(2,632,665)	.73

Options outstanding at September 30, 2009	5,600,674	$.51

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of September 30, 2009:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	5,600,674	4.7	$.51	$525,908
Exercisable stock
options	4,057,339	4.9	$.65	$137,459

The closing price of the Company’s common stock on the OTC Bulletin Board on September 30, 2009 was $0.385 per share. Accordingly, the intrinsic value of total stock options and exercisable stock options as of September 30, 2009 was $525,908 and $137,459, respectively.

The following tables summarize the unvested stock options outstanding as of September 30, 2009:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended September 30, 2009
Unvested options outstanding at June 30, 2009	1,689,998	$.12
Granted	100,000.23
Vested	(150,001)	.65
Cancelled/Forfeited	(96,662)	.51

Unvested Options outstanding at September 30, 2009	1,543,335	$.05

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Nine months ended September 30, 2009
Unvested options outstanding at December 31, 2008	2,576,667	$.20
Granted	600,000.14
Vested	(1,004,004)	.19
Cancelled/Forfeited	(629,328)	.51

Unvested Options outstanding at September 30, 2009	1,543,335	$.05

The total grant date fair value of options vested during the three months and nine months ended September 30, 2009 was $84,533 and $179,907, respectively. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of September 30, 2009, 1,543,335 stock options remain unvested, which will result in $49,435 in compensation expense to be recognized over the next six quarters.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, there were 100,000 options granted during the three month period ended September 30, 2009 and 600,000 were granted during the nine months ended September 30, 2009. The expected forfeiture rate of 8% in 2009 was based on historical employee turnover rates and included actual forfeitures of stock options due to the resignation of one of the Company’s officers as well as other forfeitures. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The fair values for the stock options granted during the nine month periods ended September 30, 2009 and 2008 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Risk-free interest rate	1.1% to 1.4%	2.3%
Expected life	2.8 to 3.0 years	3.0 years
Expected volatility	97% to 104%	78%
Expected dividend yield	0%	0%

Deferred Stock Units

During the three and nine months ended September 30, 2009 and 2008, certain equity-based fees were paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three and nine months ended September 30, 2009. Accordingly, during the three and nine months ended September 30, 2009, Douglas Hamilton, the

Chairman of the Company’s Audit Committee, received 25,974 and 83,968 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 21,104 and 68,224 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 21,104 and 68,224 deferred stock units, respectively; and T. Sean Harvey received 16,234 and 52,480 deferred stock units, respectively. During the three and nine months ended September 30, 2009, the Company recognized expense of $32,500 and $97,500, respectively, related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan, which forms part of the Company’s 2006 Stock Incentive Plan. During the three and nine months ended September 30, 2009, 0 and 78,952 DSUs were converted into shares of the Company’s common stock, respectively. As of September 30, 2009, there were 665,181 deferred stock units outstanding.

During the three and nine months ended September 30, 2008, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 21,053 and 45,889 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 17,105 and 37,285 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 17,105 and 37,285 deferred stock units, respectively; and T. Sean Harvey received 13,158 and 28,681 deferred stock units, respectively. During the three and nine months ended September 30, 2008, the Company recognized expense of $32,500 and $97,500, respectively, related to the issuance of deferred stock units to its independent directors.

6.	INVENTORY

Inventory is as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Copper in process	$9,419,588	$79,217
Finished goods	99,713	62,490
Material, supplies and decorative rock	482,212	79,564
Total	$10,001,513	$221,271

The Company’s inventories are carried at the lower of cost or net realizable value. Copper in process and finished goods inventories are valued using the weighted average cost of production and include all costs of purchase, costs of conversion (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. During the three and nine months ended September 30, 2009, $1,265,927 and $4,266,766 costs incurred in excess of normal operating costs due to the fact the Company is ramping up production and was currently running at less than normal operating capacity have been included in costs applicable to sales on the condensed consolidated statement of operations, respectively.

7.	LONG TERM DEBT

In March 2009, the Company agreed to amend and restate its $25 million credit agreement with Nedbank. Payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013; the payments scheduled to be paid on March 31 and June 30, 2009 (the “Deferred Payments”) have been deferred until December 31, 2012 and March 31, 2013, respectively. The loan bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 6.06% (6.81% at September 30, 2009). As of September 30, 2009, the effective interest rate, including the effect of the Company’s interest rate swap, is 8.64% per annum. The margin will be reduced by 1.75% if the Company prepays the deferred payments, and will be reduced by an additional 0.5% upon completion of the reactivation of the Johnson Camp Mine, as defined in the amended and restated credit agreement, which is currently scheduled for March 2010.

Under the amended and restated credit agreement, the Company may sell certain copper price hedging instruments that it currently holds under copper price hedging agreements maturing on October 1, 2010 or later, if the net proceeds to the Company will be more than $2.2 million. If the Company elects to do so, it will be required to set aside $2.2 million in a segregated account to fund its debt service obligations under the credit facility. The existing loan will then be separated into two tranches, whereby the first tranche will be equal to the aggregate principal amount then outstanding minus $2.2 million, which will be the principal amount of the second tranche. The second tranche will be subject to an interest rate of LIBOR plus 5.00% per annum and scheduled for repayment on March 31, 2013. However, if the Company prepays the Deferred Payments, the second tranche will be amortized in equal portions over the number of quarters remaining until March 31, 2013. As of September 30, 2009, these copper price hedges have not been sold.

As of September 30, 2009, the Company has accrued $1,838,022 in interest on the loan which has been incorporated into the principal balance of the loan in accordance with the credit agreement, as amended and restated, with Nedbank. Under the amended and restated credit agreement dated March 31, 2009, the maturities on the project financing facility, including capitalized interest, will be as follows:

2009	$3,578,403
2010	7,156,806
2011	7,156,806
2012	7,156,806
2013	1,789,201
Total	$26,838,022

In consideration of Nedbank’s agreement to amend and restate the credit agreement, the Company issued 731,480 common stock purchase warrants to N.B.S.A. Limited, a company affiliated with Nedbank. Each warrant is exercisable for two years and entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. The $100,000 value of the warrants, as determined pursuant to the Black-Scholes model, has been capitalized as debt issuance costs and is being amortized to interest expense over the remaining life of the related debt. For the three and nine month periods ending September 30, 2009, the Company recognized $6,250 and $12,500 in amortization expense related to this issuance, respectively.

The Company was unable to make the payments of principal and interest, in the respective amounts of $1,789,201 and $456,612, due to Nedbank on September 30, 2009. On September 30, 2009, the Company entered into an extension agreement with Nedbank which allows the Company additional time to arrange for a financing. As the Company completed a $12,000,000 private placement financing on November 5, 2009, the September 30, 2009 principal and interest payment remains in unconditional forbearance as the parties continue to negotiate revisions to the related amended and restated credit agreement. The Company has agreed to pay Nedbank additional interest at the rate of 3% per annum on the outstanding amount of the loan until the debt service payment that was due on September 30, 2009 is made.

As of September 30, 2009, the Company believes the fair market value of the credit facility is approximately $26,300,000. In March 2009, the Company amended its agreement with Nedbank to its current terms and conditions. However, due to insufficient working capital, the Company was unable to make it debt service payment on September 30, 2009. The Company believes that the 3% interest rate surcharge being charged by Nedbank while the payment remains outstanding represents the additional credit risk at this time. Accordingly, the Company utilized the forward three month LIBOR curve, as adjusted for the 6.06% stated margin on the credit facility and the 3% credit risk adjustment in determining the appropriate discount rate to utilize in its estimate of the estimated fair market value of the credit facility at September 30, 2009.

As of September 1, 2009, Fisher Industries, the Company’s mining contractor, agreed to defer $850,000 due them for a period of three years. The Company has agreed to pay Fisher, on a monthly basis, 12% per annum interest on the deferred payments. The Company may prepay the deferred payments at any time without penalty.

8.	SALE OF ROYALTY

On March 31, 2009, the Company sold to IRC Nevada Inc. a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to IRC Nevada Inc., which are being calculated based on the revenue generated from the sale of copper, are being expensed in the period incurred. During the three and nine month periods ended September 30, 2009, the Company recognized $34,963 and $62,247 in revenue and recorded $174,558 and $280,382 in royalty expense related to this royalty within the condensed consolidated statements of operations, respectively. Total deferred revenue is $4,887,853 as of September 30, 2009, of which $310,396 is expected to be amortized to revenue over the next twelve months.

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

As of September 30, 2009, the estimated amount of copper production hedged was approximately 57% of the total estimated copper production for the three months ending December 31, 2009, and 32% and 21% for the years ending December 31, 2010 and 2011, respectively. As of September 30, 2009, the Company had in place forward contracts of 1,140, 3,600 and 2,400 metric tons for 2009, 2010 and 2011, respectively, at a net forward price of $5,213, $4,841 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities thereby permitting the

Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of September 30, 2009, the average strike prices of the long call options were $8,563, $8,523 and $8,723 per metric ton for the three month period ending December 31, 2009, and for the years ending December 31, 2010 and 2011, respectively.

Under ASC guidance for derivative instruments and hedging activities, these contracts are carried on the consolidated balance sheets at their fair value. As these contracts were designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income (loss). During the three and nine month periods ended September 30, 2009, decreases in fair value in the amount of $6,858,892 and $25,568,592, respectively, were recorded as other comprehensive loss in the consolidated balance sheets. During the three and nine month periods ended September 30, 2009, contracts representing approximately 0 and 740 metric tons (1,631,444 pounds), respectively, of copper originally designated as cash flow hedges were reclassified to trading securities because the Company’s forecasted production of copper during these periods no longer matched its hedged position, and, as such, the underlying derivative contracts were deemed to be ineffective. Accordingly, the realized gains (losses) from the sale of these contracts in the amounts of $(5,642) and $1,367,595 for the three and nine month periods ended September 30, 2009, respectively, have been reclassified from accumulated other comprehensive income and reported within the condensed consolidated statement of operations as miscellaneous income. The amounts in accumulated other comprehensive income (loss) will be reclassified to the statement of operations upon the ultimate sale of the underlying hedged copper cathode or at the determination that the hedge is ineffective. Although this estimate is subject to changes in the forward price curve of copper and interest rates, as of September 30, 2009, $3,210,311 of the amount deferred in accumulated other comprehensive loss is expected to be reclassified to revenue within the next 12 months.

In addition, during the three and nine month periods ended September 30, 2009, the Company transferred $(499,993) and $992,296, respectively, of realized gains (losses) to copper sales and $0 and $271,897, respectively, of realized gains to capitalized mine development costs. These amounts were the result of effective hedges of copper for which the underlying copper contracts were settled during the three and nine month periods ended September 30, 2009, and related to sales of 2,645,093 and 5,271,180 pounds of copper, and 0 and 280,728 pounds of copper from the residual production of copper during the testing and development stage of the mine.

The Company’s inability to match a certain amount of its hedged position with actual production for the first nine months of 2009 was primarily due to a delay in the completion of the reactivation work at the Johnson Camp Mine and ramp up issues experienced during the testing and development phase of the mine. The Company does not believe that either of these issues will have a long term impact on its ability to reach that amount of production that is hedged such that the hedging relationship between the actual amount of production hedged and the notional amounts of the underlying derivatives is substantially maintained in the future in accordance with the requirements for hedge accounting under ASC guidance. The monthly settlement price for the derivatives is based on the average daily cash settlement price for copper as determined by the LME. As the Company’s monthly copper sales with Red Kite Explorer Fund Limited are based upon the average daily price for copper as determined by COMEX, the copper price protection program has been determined to be highly effective in terms of hedging the Company’s price risk, as the price of copper per the LME is highly correlated to that of the COMEX with any lack of correlation being de minimus.

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

Under ASC guidance for derivative instruments and hedging activities, this interest rate swap agreement is carried on the consolidated balance sheets at fair value. As this contract was designated as a cash flow hedge, changes in fair value are reflected in accumulated other comprehensive income (loss). During the three and nine month periods ended September 30, 2009, the Company made payments to Nedbank in the amounts of $107,893 and $251,203, respectively, which are reflected in interest expense in the condensed consolidated statement of operations. In addition, changes in fair value in the amounts of $(85,992) and $37,747 for the three and nine months ended September 30, 2009, respectively, were reflected in accumulated other comprehensive income (loss) and as reductions of the liability in the consolidated balance sheet as of September 30, 2009. The amount deferred will be reclassified to the statement of operations upon the ultimate payment of the interest expense on the Company’s credit agreement with Nedbank or by declaration that the interest rate swap is ineffective. Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of September 30, 2009, approximately $348,270 of the deferral in accumulated other comprehensive income is expected to be reclassified to interest expense within the next 12 months.

Fair Value of Derivative Instruments

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Commodity contracts	Current Liabilities	$3,210,311	Long Term Liabilities	$3,204,179

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Interest rate swap contracts	Current Liabilities	$348,270	Long Term Liabilities	$51,067

Cash-Flow Hedges

The Company utilizes derivatives for the purpose of hedging forecasted cash flows related to the sale of copper and debt service requirements. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income (loss) (“OCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on the derivative representing either hedged components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the three and nine months ended September 30, 2009, the Company recognized the following gains (losses) related to its copper price protection and interest rate swap programs:

Three months ended
September 30, 2009
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(6,935,254)
Loss reclassified from accumulated OCI into net sales	$(499,993)
Loss recognized in interest expense	$(107,893)

Ineffective Portion
Loss recognized in miscellaneous income	$(5,642)

Nine months ended
September 30, 2009
Effective Portion
Net loss recognized in other comprehensive income (OCI)	$(26,540,470)
Gain reclassified from accumulated OCI into net sales	$992,296
Gain reclassified from accumulated OCI into pre-production costs	$271,897
Loss recognized in interest expense	$(251,203)

Ineffective Portion
Gain recognized in miscellaneous income	$1,367,595

The Company’s does not have any potential loss due to credit risk on its derivative instruments as of September 30, 2009. The counterparty on both the copper price protection program and the interest rate swap agreement is Nedbank, the lender under the Company’s $25 million credit facility. Under the credit facility and the derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company neither deposited nor holds any collateral related to its derivative instruments.

10.	FAIR VALUE MEASUREMENTS

Under ASC guidance for fair value measurements and disclosure, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The following table sets forth the Company’s financial assets and liabilities within the consolidated balance sheet as of September 30, 2009 measured at fair value by level within the fair value hierarchy. As required by ASC guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative contract – copper cash flow hedges	$6,414,490		$6,414,490
Derivative contract – interest rate swap contract	399,337		399,337

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

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 21,665,504 and 23,788,830 shares of common stock for the nine months ended September 30, 2009 and 2008, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. Outstanding options, warrants and other dilutive securities to purchase 18,782,357 and 23,788,830 shares of common stock for the three months ended September 30, 2009 and 2008, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

Components of basic and diluted earnings per shares were as follows:

	Three Months Ended September 30,
	2009	2008
Net income (loss) available for common stock holders	$92,839	$(1,608,328)

Weighted average outstanding shares of common stock	70,511,842	68,471,774
Dilutive effect of warrants and stock options	1,249,368	-
Common stock and common stock equivalents	71,761,210	68,471,774
Earnings (loss) per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

	Nine Months Ended September 30,
	2009	2008
Net loss available for common stock holders	$(402,023)	$(2,173,359)

Weighted average outstanding shares of common stock	70,211,630	67,422,684
Dilutive effect of warrants and stock options	-	-
Common stock and common stock equivalents	70,211,630	67,422,684
Loss per share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

12.	CONCENTRATION

The Company currently sells 100% of its copper cathode production to Red Kite Explorer Fund Limited under a definitive purchase and sale agreement dated February 2, 2008 with. Red Kite is a large, well capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

13.	SUBSEQUENT EVENTS

On November 5, 2009, the Company completed an unregistered brokered private placement of 40 million units (the “Units”) for total gross proceeds to the Company of $12,000,000. In connection with the offering, the Company paid the agents of the offering a commission equal to $600,000, or 5% of the gross proceeds of the offering. Each Unit, priced at $0.30 per Unit, consists of one common share (each a “Share”) and one common share purchase warrant (each a “Warrant”). Each Warrant entitles the holder to purchase one additional common share of the Company at a price of $0.38 per share until June 5, 2012. The Warrants provide for adjustments in the event of stock dividends, subdivisions, consolidations, and other forms of capital reorganization.

In accordance with ASC guidance, the Company has evaluated those events and transactions that occurred from October 1, 2009 through November 13, 2009, the date of issuance of these condensed consolidated financial statements. No material events or transactions have occurred during this period which would render these condensed consolidated financial statements to be misleading.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and nine months ended September 30, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we entered into our credit agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. As of September 30, 2009, we had drawn the entire credit facility. All of the funds available under such facility have been used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine.

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

The Johnson Camp property also includes a decorative and structural stone operation, which produces landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Beginning in February 2009, the Company took over the management of the landscape rock; however, we continue to lease the aggregate rock operation to a third party in exchange for a sliding scale royalty. During the nine month ended September 30, 2009, in accordance with the applicable guidance for accounting and reporting for by-products, we reclassified the revenue generated from the decorative and structural stone operation to costs applicable to sales on the condensed consolidated statement of operation.

Our Company was unable to make the payments of principal and interest, in the respective amounts of $1,789,201 and $456,612, due to Nedbank on September 30, 2009. On September 30, 2009, we entered into an extension agreement with Nedbank which allowed us additional time to arrange for a financing. As our Company completed a $12,000,000 private placement financing on November 5, 2009 (discussed below), the September 30, 2009 principal and interest payment remains in unconditional forbearance as the parties continue to negotiate revisions to the related amended and restated credit agreement. Our Company has agreed to pay Nedbank additional interest at the rate of 3% per annum on the outstanding amount of the loan until the debt service payment that was due on September 30, 2009 is made.

On November 5, 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total gross proceeds of $12,000,000. In connection with the offering, which was effected in an offshore transaction pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, we paid the placement agent a commission equal to $600,000, or 5% of the gross proceeds of the offering. Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. The proceeds of the offering will be used to make the outstanding debt service payment that was due to Nedbank on September 30, 2009, to purchase approximately $500,000 in additional equipment, to reduce accounts payable, and for general working capital purposes.

Under applicable rules of the Toronto Stock Exchange (the “TSX”), we are required to obtain shareholder approval for an issuance of listed securities in excess of 25% of the current issued and outstanding share capital of our Company. Further, we are also required to obtain shareholder approval if a securities offering will have a material effect on the control of our Company.

Upon completion of our private placement of Units, one of the investors, Ross Beaty, acting through a wholly-owned holding company, acquired 34,250,000 common shares, representing approximately 31%

of the outstanding common shares of our Company on a post-closing basis. Under rules promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, Mr. Beaty is also considered to beneficially own the 34,250,000 common shares that are issuable upon exercise of the warrants forming part of the Units that he acquired, which together with his outstanding common shares, represent approximately 47.3% of our Company’s issued and outstanding common shares, assuming no other securities convertible into common shares have been exercised. In connection with the private placement, Mr. Beaty was granted the right have a nominee appointed to our Board of Directors.

Pursuant to the provisions of Section 604(e) of the TSX Company Manual, the TSX granted our Company’s application for an exemption from the shareholder approval requirements in connection with the private placement of Units, on the basis of the Company’s financial hardship. The application to the TSX was made upon the recommendation of a Special Committee of our Board of Directors, which was comprised of independent directors who were also free from any conflict of interest with respect to the offering; the Special Committee concluded that the private placement was reasonable for our Company in the circumstances.

Our Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current reactivation plan includes an estimated full production rate of 25 million pounds of copper cathode per annum.

Our mining operations include residual leaching of the existing old dumps and an active leach program of newly mined ore. As indicated above, copper production from residual leaching operations and the mining of new ore commenced in January 2008 and January 2009, respectively, and we achieved commercial copper cathode production from newly-mined ore on April 1, 2009. We anticipate reaching the full copper production rate from new ore placed on the heaps during the first quarter of 2010.

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

The above factors were to be reconsidered on a recurring basis in the event of, among other items, any significant delays in development, or if pre-determined commercial levels of production could not be achieved due to external factors. However, we have reassessed our previous definition of commercial production in light of the definitions of a production stage mining company contained in SEC Industry Guide No. 7 and ASC guidance.

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

We believe that we met the definition of a development stage mining company pursuant to both SEC Industry Guide No. 7 and ASC guidance throughout the quarterly period ended March 31, 2009. Under our revised definition of commercial production, we entered the production stage from the mining of new ore commencing on April 1, 2009.

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

We estimate we will incur an additional $6 million in capital costs in the next two years, primarily for the expansion of our existing leach pad capacity. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Results of Operations – Three and Nine Months Ended September 30, 2009 and 2008

The following table sets forth our operating results for the three and nine months ended September 30, 2009, as compared with our operating results for the three and nine months ended September 30, 2008.

	Three Months Ended			Nine Months Ended
	September	September	Change	September	September	Change
	30,	30,	(Increase/	30,	30,	(Increase/
	2009	2008	Decrease)	2009	2008	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$6,521,136	$2,585,266	$3,935,870	$13,118,107	$7,240,812	$5,877,295

Costs applicable to sales
(exclusive of depreciation,
depletion and amortization
shown separately below)	4,578,119	3,213,913	1,364,206	10,303,422	6,215,198	4,088,224
General and administrative
expenses	633,750	1,016,907	(383,157)	2,081,682	3,049,452	(967,770)
Depreciation, depletion and
amortization	542,158	80,703	461,455	1,043,834	228,568	815,266

Income (loss) from
operations	767,109	(1,726,257)	2,493,366	(310,831)	(2,252,406)	1,941,575

Other income (expense):
Interest expense	(673,547)	(74,008)	(599,539)	(1,450,946)	(345,586)	(1,105,360)
Miscellaneous income
(expense)	(723)	191,937	(192,660)	1,359,754	424,633	935,121

Total other income
(expense)	(674,270)	117,929	(792,199)	(91,192)	79,047	(170,239)

Income (loss) before income
taxes	92,839	(1,608,328)	1,701,167	(402,023)	(2,173,359)	1,771,336

Provision for income taxes	-	-	-	-	-	-

Net Income (loss)	$92,839	$(1,608,328)	$1,701,167	$(402,023)	$(2,173,359)	$1,771,336

Basic and diluted earnings
(loss) per share of common
stock:

Weighted average number
of basic common shares
outstanding	70,511,842	68,471,774		70,211,630	67,422,684
Basic earnings (loss) per
share of common stock	$0.00	$(0.02)		$(0.01)	$(0.03)

Weighted average number
of diluted common shares
outstanding	71,761,210	68,471,774		70,211,630	67,422,684
Diluted earnings (loss) per
share of common stock	$0.00	$(0.02)		$(0.01)	$(0.03)

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

We recorded revenues of $6,521,136 (including $(496,006) from the settlement of copper hedges and $34,863 in amortization of deferred revenue) from the sale of 2,645,093 pounds of copper cathode for the three months ended September 30, 2009 and revenues of $13,118,107 (including $992,296 from the settlement of copper hedges and $62,147 in amortization of deferred revenue) from the sale of 5,271,180 pounds of copper cathode for the nine months ended September 30, 2009. Additionally, for the nine month period ending September 30, 2009, revenues earned from the sale of 280,728 pounds of copper cathode produced during the testing and development stage of the mine in the amount of $742,237 (including $271,897 from the settlement of copper hedges) were credited to mine development costs.

We recorded revenues of $2,585,266 from the sale of 836,488 pounds of copper cathode for the three months ended September 30, 2008 and revenues of $7,240,812 from the sale of 2,094,591 pounds of copper from February 1, 2008 through June 30, 2008. Revenues earned from the sale of 58,723 pounds of copper cathode produced prior to the commencement of commercial production in the amount of $209,907 were credited to mine development costs.

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

For the three months ended September 30, 2009, we incurred $4,578,119 of costs applicable to sales (including $1,265,927 in ramp up expenses) from the sale of copper. For the nine months ended September 30, 2009, we incurred $10,303,422 of costs applicable to sales (including $4,266,766 in ramp up expenses) from the sale of copper. Direct costs incurred in the development and testing phase of the ramp up in the amount of $1,841,080 (net of pre-commercial revenue) were capitalized and are being amortized using the units of production method over an estimated 374,000,000 pounds of copper which represents the estimated copper reserve base of the Johnson Camp mine.

We incurred $3,213,913 (including $228,577 in write-downs to reduce the carrying value of inventories to net realizable value) of costs applicable to sales for the three month period ending September 30, 2008.

We incurred $6,215,198 (including $228,577 in write-downs to reduce the carrying value of inventories to net realizable value) of costs applicable to sales from the commencement of commercial production from residual leaching (February 1, 2008) through September 30, 2008. Operating costs incurred from

December 1, 2007 through January 31, 2008 in the amount of $572,118 (net of pre-commercial revenue) were capitalized and are being amortized over the expected life of production of copper cathodes from old dumps which is estimated to be through the end of 2010.

General and Administrative Expenses

Our general and administrative expenses decreased to $633,750 for the three months ended September 30, 2009, compared to $1,016,907 for the three months ended September 30, 2008. The decrease was primarily due to a decrease of $231,917 in legal, human resources and investor relations professional fees. In addition, property and casualty insurance expenses of $59,995 reported in general and administrative expenses for the three month period ending September 30, 2008 are now being reported in costs applicable to sales for the three month period ending September 30, 2009 in order to align the expense with the related segment of the operation.

Our general and administrative expenses decreased to $2,081,682 for the nine months ended September 30, 2009, compared to $3,049,452 for the nine months ended September 30, 2008. This decrease was primarily due to a $411,760 decrease in employee compensation primarily resulting from a reduction in performance incentive bonus accruals and a reduction in the amortization of stock options granted in prior periods offset in part by an increase in payroll expense. The decrease was also due to a decrease of $329,978 in legal, accounting and human resource professional fees. In addition, property and casualty insurance expenses of $174,675 reported in general and administrative expenses for the nine month period ending September 30, 2008 are now being reported in costs applicable to sales for the nine month period ending September 30, 2009 in order to align the expense with the related segment of the operation.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses increased by $461,455 and $815,266, respectively, for the three and nine month periods ended September 30, 2009, as compared to the three and nine months periods ended September 30, 2008. The increases were primarily due to the transferring of approximately $41,300,000 in mining equipment from construction in progress to property and equipment effective January 1, 2009 and the DD&A of these assets during the three and nine month periods ended September 30, 2009.

Interest Expense

Interest expense is primarily attributable to interest accrued on the Nedbank credit facility. With the placement of the mining assets into service on April 1, 2009, our Company is no longer capitalizing the related interest expense. Interest expense also includes the amortization of debt issuance cost and the quarterly settlements of our Company’s interest rate swap derivative contract.

Interest expense increased by $599,539 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase was primarily due to the inclusion of interest in the amount of $456,612 accrued on the Nedbank credit facility since July 1, 2009 and the reclassification of the settlement of $107,893 from accumulated other comprehensive income to interest expense resulting from the scheduled maturity of interest rate swap derivatives. Interest on the Nedbank credit facility in the amount $199,121 accrued during the three month period ending September 30, 2008 was capitalized and included in the loan principal balance.

Interest expense increased by $1,105,360 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily due the inclusion of accrued interest in the amount of $941,568 on the Nedbank credit facility since April 1, 2009, the reclassification of the settlement of $251,202 from accumulated other comprehensive income to interest expense resulting from the scheduled maturity of interest rate swap derivatives offset in part by a non-cash interest expense incurred in nine months ended September 30, 2008 in the amount of $125,137 resulting from our Company electing to extend the exercise period on 818,590 warrants held by Nedbank by six months. Interest on the Nedbank credit facility in the amount of $560,945 accrued during the nine month period ending September 30, 2008 and $357,660 accrued during the three month period ending March 31, 2009 was capitalized and included in the loan principal balance.

Miscellaneous Income (Expense)

Miscellaneous income (expense) decreased by $192,660 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease was due primarily to the reclassification of $84,681 of by-product income earned from the sale of decorative rock and aggregate from miscellaneous income to costs applicable to sales and the reclassification of copper price protection contracts representing approximately 242 metric tons of copper which were originally designated as cash flow hedges to trading securities during the three months ended September 30, 2008. Such reclassification was necessary because our Company’s forecasted production of copper during 2009 no longer matched its hedged position, and, as such, the underlying unmatched derivative contracts were deemed to be ineffective. Accordingly, the value of these contracts in the amount of $127,548 has been reclassified from accumulated other comprehensive income to miscellaneous income.

Miscellaneous income (expense) increased by $935,121 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This increase was due primarily to the reclassification of copper price protection contracts representing approximately 740 metric tons of copper which were originally designated as cash flow hedges to trading securities. Such reclassification was necessary because our Company’s forecasted production of copper during 2009 no longer matched our hedged position, and, as such, the underlying unmatched derivative contracts were deemed to be ineffective. Accordingly, the value of these contracts in the amount of $1,367,595 has been reclassified from accumulated other comprehensive income to miscellaneous income. The increase in miscellaneous income was offset in part by reclassification of $151,261 of income earned from the sale of decorative rock and aggregate, which have been classified as by-products during the nine months ended September 30, 2009, from miscellaneous income to costs applicable to sales and the reclassification of $127,548 in copper price protection contracts representing approximately 242 metric tons of copper which were originally designated as cash flow hedges to trading securities during the nine months ended September 30, 2008.

Net Income (Loss)

Net income for the three months ended September 30, 2009 was $92,839, as compared to a net loss of $1,608,328 for the three months ended September 30, 2008. The increase in net income between these periods is primarily related to:

  An increase in revenue in the amount of $3,935,870 and a corresponding increase in gross margin before DD&A of $2,571,664 resulting from an increase in the volume of copper cathode produced and sold from the mining of new ore versus the production of copper from residual and the increase in the price per pound of copper;

  A decrease in general and administration expenses in the amount of $383,157; offset in part by

  An increase in depreciation, depletion and amortization in the amount of $461,455 due to the transferring of mining equipment from construction in progress to property and equipment effective January 1, 2009 and the depreciation of these assets during the period; and

  The inclusion of $456,612 in accrued interest expense on the Nedbank credit facility since the attainment of the production stage and commencement of commercial production from the mining of new ore on April 1, 2009 and the loss realized $107,893 on interest rate swap derivatives.

Net loss for the nine months ended September 30, 2009 was $402,023, as compared to a net loss of $2,173,359 for the nine months ended September, 30, 2008. The increase in profitability between these periods is primarily related to:

  An increase in revenue in the amount of $5,877,295 and a corresponding increase in gross margin before DD&A of $1,789,071 resulting from an increase in the volume of copper cathode produced and sold from the mining of new ore versus the production of copper from residual leaching;

  An increase in miscellaneous income (expense) of $935,121 primarily due to the settlement of copper derivatives that were designated as ineffective hedges; and

  A decrease in general and administrative expenses of $967,770 primarily due to a $411,760 decrease in employee compensation and a $329,978 decrease in professional fees; offset in part by:

    Costs in the amount of $4,266,766 incurred in operating the facility at less than normal capacity during the ramping up of production from the mining of new ore; and

    The inclusion of $941,568 of interest accrued on the Nedbank credit facility since attainment of the production stage and the commencement of commercial production from the mining of new ore on April 1, 2009.

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

We have been placing newly crushed ore on top of the old ore on the old leach pads. Every pad has its own distinctive characteristics and can vary depending on whether the old material on the pad was run-of mine or crushed and whether historic channeling occurred, and the depth of the old leach pad. To reduce this uncertainty, we contoured, compacted and installed a french drain on the largest pad and it has significantly reduced the time for solution to report directly to the SX-EW plant. We expect to put in additional operational enhancements costing approximately $550,000 during the fourth quarter of 2009.

The temporary delay in the ramp up of our production rate has negatively impacted our Company’s cash flow in the short term. As described in Note 13 to the condensed consolidated financial statements, our Company closed a $12 million private placement on November 5, 2009. We paid a cash commission of $600,000, equal to 5% of the gross proceeds of the offering, leaving net proceeds to our Company approximately $11.4 million.

Cash and Working Capital

The following table sets forth our cash and working capital as of September 30, 2009 and December 31, 2008:

	As of		As of
	September 30, 2009		December 31, 2008
Cash reserves	$319,599	(1)	$4,465,245	(1)(2)
Working capital surplus
(deficiency)	$(13,869,283	)(3)	$(2,849,660	)(4)

(1)	Excludes $686,476 in restricted cash being held in conjunctions with two letters of credit.

(2)	Excludes $1,533,662 in restricted cash being held in a debt service reserve account in conjunction with our $25,000,000 secured term loan credit facility with Nedbank Limited.

(3)	Includes $8,946,007 in current portion of long term debt and $3,558,581 in current portion of derivative contracts.

(4)

Includes $9,604,405 in current asset portion of derivative contracts, $299,717 in current liability portion of derivative contracts and $6,940,104 in current portion of long term debt, capital lease obligations and accrued interest.

Cash Flows from Operating Activities

Our net cash flows from operating activities during the nine months ended September 30, 2009 and 2008 were $139,055 and $(870,345), respectively. We commenced copper cathode production from leaching old heaps in January 2008 and the mining new ore in January 2009. We completed the first sale of copper cathode produced from residual leaching operations in February 2008, and commenced production of nominal amounts of copper from newly-mined ore in February 2009. We achieved commercial copper cathode production from newly-mined ore on April 1, 2009, following the completion of the testing and development phase of the mine.

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

Our Company generated $2,814,685 (including $4,266,766 in ramp up expenses) and $1,254,191 in gross margin, excluding depreciation, depletion and amortization, during the nine months ended September 30, 2009 and 2008, respectively. Additionally, copper in process inventory increased by $8,377,392, partially offset by a $7,730,832 increase in accounts payable.

Working capital decreased by $11,019,623 between December 31, 2008 and September 30, 2009, and decreased by $5,368,594 between December 31, 2007 and September 30, 2008.

Cash Flows from Investing Activities

Our cash flows from investing activities during the nine months ended September 30, 2009 were ($9,198,380), which primarily reflects capital expenditures of $10,020,795 related to the reactivation of the Johnson Camp Mine during this time period, $1,651,317 (net of $742,237 of copper sold during the period which includes $271,897 of proceeds from the settlement of effective hedges) in mine development costs, $940,070 in proceeds from the sale of ineffective copper hedges, and the reclassification of $1,533,662 from restricted cash and marketable securities to cash and cash equivalents.

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

Cash Flows from Financing Activities

Our cash flows from financing activities during the nine months ended September 30, 2009 were $4,913,679 compared to $12,588,366 for the same period in 2008.

On March 31, 2009, our Company sold to IRC Nevada Inc. a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. Net proceeds from the sale were $4,950,000 and are being used for working capital during the ramp up of our mining operations.

During the nine month period ended September 30, 2009, our Company incurred debt issuance costs of $80,929 related to an agreement to amend and restate our credit agreement with Nedbank and realized proceeds in the amount of $50,518 from the exercise of 348,336 stock options. In addition, our Company issued 731,480 warrants valued at $100,000 to Nedbank as a fee to amend and restate the credit agreement.

During the nine months ended September 30, 2008, we drew down $12,000,000 from the $25,000,000 secured term loan credit facility we received from Nedbank in June of 2007. Proceeds from the loan were used to purchase supplies and equipment associated with the reactivation of the Johnson Camp Mine. As of September 30, 2008, our Company had $8,000,000 remaining undrawn under the facility. Interest on the term loan credit facility in the amount of $565,617 was accrued and was added to the principal balance of the credit facility. In addition, during the first half of 2008, we entered into a lease agreement for the purchase of equipment valued at $79,310, which has been accounted for as a non-cash transaction for purposes of the condensed consolidated statement of cash flows, and made principal payments this and other capitalized lease of $23,634.

During the nine months ended September 30, 2008, warrant holders exercised 1,980,000 warrants with exercise prices ranging between $.25 and $.50 into 1,980,000 shares of our Company’s common stock resulting in proceeds to our Company of $564,200.

As of September 30, 2009, our Company had drawn down the entire $25,000,000 made available to us under the secured term loan credit facility.

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

Marketable Securities

Marketable securities at September 30, 2009, consisted of certificates of deposits which are considered held-to-maturity securities and are stated at amortized cost on the consolidated balance sheet.

All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under ASC guidance. Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold.

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

No impairment losses were recorded during the year ended December 31, 2008 or during the three and nine months ended September 30, 2009.

Derivative and Hedging Activities

In connection with the credit agreement with Nedbank, our Company is required to maintain a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. Under ASC guidance, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts have been designated as cash flow hedges, the changes to their fair value are currently reflected in accumulated other comprehensive income in the condensed consolidated statement of changes in stockholders’ equity. As of September 30, 2009, the carrying value of the derivative liability was $6,414,490, and the decrease in fair value was recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

During 2008, our Company entered into certain contracts expiring between 2009 and 2012, to hedge the interest rate risk exposure on its $25,000,000 Nedbank Credit Facility. Under the interest rate swap contract terms, our Company receives the three month United States Dollar London Interbank Offered Rate (“LIBOR”) and pays a fixed–rate of 2.48% interest. The program requires no cash margins, collateral or other security from our Company. Under ASC guidance, these contracts are carried on the consolidated balance sheet at their fair value. As these contracts were also designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income. A change in fair value of the interest rate swap occurred during the three and nine months ended September 30, 2009 in the amount of ($85,992) and $37,747 and were recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet as of September 30, 2009. The estimated fair value of the interest rate swap was a liability of $399,337 as of September 30, 2009.

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

Income Taxes

Our Company uses the asset and liability method to account for income taxes under ASC guidance. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements. Under ASC guidance, we do not meet the more likely than not criteria to recognize deferred tax assets related to our Company’s net operating loss carry forward because it is unlikely that sufficient taxable income will be generated to realize the benefit of these deferred tax assets over time until we have established a reasonable history of net profits, which in some circumstances has been interpreted as requiring at least two consecutive years of net profits. Accordingly, we have recorded a deferred tax valuation allowance in each period presented to offset the entire deferred tax asset arising from our net operating loss carry forward.

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

Reclamation Costs

ASC guidance establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement was adopted January 1, 2003, when we recorded the estimated present value of reclamation liabilities and adjusted the carrying amount of the related asset. Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $420,713 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our Company’s estimated credit-adjusted, risk free interest rate of 10%. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023-2024. Our Company will recognize an increase to the asset retirement obligation concurrent with the impact from future mining activity. At September 30, 2009, the recorded value of accrued reclamation costs was $151,710.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2009 due to certain material weaknesses in internal control over financial reporting.

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

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, during the three month period ended September 30, 2009, it was determined that our Company's procedures related to the identification of abnormal inventory costs that were incurred as a result of our Company's operation of the Johnson

Camp Mine at less than the estimated normalized capacity of approximately 25,000,000 pounds per annum were deficient and, as a result, we have concluded that this represents a material weakness with respect to our Company's internal control over financial reporting.

In an effort to remediate this material weakness, our Company has established review procedures to ensure that accounting policies are applied consistently on a quarter to quarter basis.

Except as discussed above, there have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On August 15, 2007, the ADEQ declared that all components necessary for the Aquifer Protection Permit (“APP”) application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process. Since then, the ADEQ has made subsequent requests for information and we have made additional submissions in response. The most recent request for information is dated July 31, 2009. On October 19, 2009, we submitted our technical response to this request.

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

We have a history of losses and expect to incur losses in the future. We had a net income of $92,839 and a net loss of $402,023 for the three and nine month periods ended September 30, 2009, respectively, and we had net losses of $5,038,374 for the year ended December 31, 2008. As of September 30, 2009, we had a working capital deficiency of $13,869,283. This deficiency includes current liabilities of $8,946,007 representing the current portions of our long term debt, the current portion of interest rate swap contracts, the current portion of deferred revenue and current assets of $3,558,581 representing the current portion of the derivative cash flow hedge contracts.

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

We estimate we will incur an additional $6 million in capital costs in the next two years, primarily for the expansion of our existing leach pad capacity. We also expect to incur expenses in connection with our plans to commission an updated feasibility study and further exploratory drilling on the Johnson Camp property.

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

Our Company was unable to make the payments of principal and interest, in the respective amounts of $1,789,201 and $456,612, due to Nedbank on September 30, 2009. On September 30, 2009, we entered into an extension agreement with Nedbank which allowed us additional time to arrange for a financing. As our Company completed a $12,000,000 private placement financing on November 5, 2009, the September 30, 2009 principal and interest payment remains in unconditional forbearance as the parties continue to negotiate revisions to the related amended and restated credit agreement. Our Company has agreed to pay Nedbank additional interest at the rate of 3% per annum on the outstanding amount of the loan until the debt service payment that was due on September 30, 2009 is made.

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

We may require additional financing to complete the ramp up of operations at Johnson Camp Mine. We also expect to incur an additional $6 million in capital costs in the next two years, primarily for the expansion of our existing leach pad capacity. We also expect to incur expenses in connection with our plans to update mine plans and further exploratory drilling on the Johnson Camp property. Our estimated capital costs and operating expenses may change with our actual experience as our mine plan is implemented. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

Our indebtedness, as well as the current global recession, disruption in financial markets and lower copper prices generally, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of September 30, 2009, the outstanding principal and unpaid interest amount of our debt was approximately $27,000,000. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. In addition, since July 3, 2008, when the spot price of copper on the London Metal Exchange, or LME, rose to a record all-time high of $4.08/lb, the market price for copper has softened and, on September 30, 2009, the spot price of copper on the LME was $2.78/lb. These conditions have made it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or worsen, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

Our officers and directors, and four shareholders holding 5% or more of our common stock, hold a significant amount of our issued and outstanding stock which may limit non–affiliated stockholders to influence corporate matters.

On November 5, 2009, we completed an unregistered, brokered private placement of 40 million units for total gross proceeds of $12,000,000. Each unit consisted of one common share and one common share purchase warrant exercisable until June 5, 2012. Upon completion of the private placement, one of the investors, acting through a wholly-owned holding company, acquired 34,250,000 common shares, representing approximately 31% of the outstanding common shares of our Company on a post-closing basis. Under rules promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, the investor is also considered to beneficially own the 34,250,000 common shares that are issuable upon exercise of the warrants forming part of his units, which together with his outstanding common shares, represent approximately 47.3% of our Company’s issued and outstanding common shares (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

In addition, we have three other shareholders who, according to reports filed by them under the Securities Exchange Act of 1934, as amended, beneficially own 9.9%, 7.9% and 7.8%, respectively, of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock held by persons other than the relevant officer, director or 10% shareholder).

Our officers and directors as a group beneficially own approximately 16.1% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

These factors may limit the ability of our non-affiliated stockholders to influence corporate matters.

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

We have not obtained a tax opinion to the effect that there has not been a change of control either during the time preceding the completion of our unregistered special warrant offering in September

2007, immediately following conversion of the special warrants into the underlying shares of common stock and warrants, or in relation to our unregistered $12 million unit offering that closed in November 2009. If a change in control is deemed to have occurred, our Company may not be able to fully utilize our net operating loss carry forwards.

At December 31, 2008, our Company had federal and state net operating loss carry forwards of approximately $92,700,000 and $17,400,000, respectively. A review by our tax advisors indicated that, as of December 31, 2007, we had not been subject to a change of control for the purposes of section 382 of the Internal Revenue Code. However, we have not obtained a formal tax opinion to that effect. If any change of control is deemed to have occurred – for example, either during the time preceding the completion of our unregistered special warrant offering in September 2007, immediately following conversion of the special warrants into the underlying shares of common stock and warrants, or immediately following the completion of our unregistered $12 million unit offering in November 2009 – or if a change of control occurs at any time in the future, our Company’s ability to fully utilize its net operating loss carry forwards in computing its taxable income will be limited to an annual maximum of the value of our Company just prior to the change in control multiplied by the long term tax exempt rate.

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

We issued securities in the following transactions without registering the securities under the Securities Act:

  On September 10, 2009, our Company issued 506,329 shares of our Company’s common stock to settle outstanding claims in the amount of $200,000 to a supplier. We issued these securities to the supplier, as an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

  On November 5, 2009, our Company completed its previously announced unregistered brokered private placement of 40 million units (the “Units”) for total gross proceeds to our Company of $12 million. Salman Partners Inc. acted as agent in the offering, which was effected in an offshore transaction pursuant to Rule 903 of Regulation S under the Securities Act of 1933, as amended. Salman Partners received a cash commission of $600,000, equal to 5% of the gross proceeds of the offering, leaving net proceeds to our Company of approximately $11.4 million. Each Unit, priced at $0.30, consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. The warrants provide for adjustments in the event of stock dividends, subdivisions, consolidations, and other forms of capital reorganization. We issued the Units in offshore transactions pursuant to Rule 904 of Regulation S promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock or other securities since January 1, 2006.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

The following issuance of unregistered securities under the Securities Act was inadvertently omitted from Item 3.02 – Unregistered Sales of Equity Securities - of our Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009:

  On September 10, 2009, our Company issued 506,329 shares of our Company’s common stock to settle outstanding claims in the amount of $200,000 to a supplier. We issued these securities to the supplier, as an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.
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

NORD RESOURCES CORPORATION

By:	/s/ John T. Perry
John T. Perry
(Principal Executive Officer)
President, Chief Executive Officer,

Date:	November 13, 2009

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	November 13, 2009