Form 10-Q/A
period 2009-09-30
NORD RESOURCES CORP
filed 2009-11-16
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No.1

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

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2009

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q is being filed to correct certain disclosure under the heading Management’s Discussion and Analysis – Liquidity and Financial Resources. In ramping up the production rate of new ore, our Company has experienced some short-term challenges that resulted in a total production rate that has been below management’s expectations. We do not consider such challenges to be unusual for a copper mining company during the development, testing and ramping up of mining operations and believe that they are only affecting the timing of reaching our target rate of 25 million pounds of copper production per year. As disclosed under the heading Management’s Discussion and Analysis – Our Operations - Overview in our quarterly report, as originally filed, we fully expect to achieve that level during the first quarter of 2010, not during December 2009.

All other financial and other information in the originally filed Form 10-Q for the reported period, including our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in stockholders’ equity and unaudited condensed consolidated statements of cash flows, remain unchanged.

Pursuant to SEC rules, included as Exhibits 31.1, 31.2 and 32.1 to this Form 10-Q/A are currently dated certifications of our Company’s Chief Executive Officer and Chief Financial Officer.

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

In ramping up the production rate of new ore, our Company has experienced some short-term challenges that resulted in a total production rate that has been below management’s expectations. We do not consider such challenges to be unusual for a copper mining company during the development, testing and ramping up of mining operations and believe that they are only affecting the timing of reaching our target rate of 25 million pounds of copper production per year. We fully expect to achieve that level during the first quarter of 2010.

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

NORD RESOURCES CORPORATION

By:	/s/ John T. Perry
John T. Perry
(Principal Executive Officer)
President, Chief Executive Officer,

Date:	November 16, 2009

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	November 16, 2009