Form 10-Q/A
period 2009-06-30
NORD RESOURCES CORP
filed 2010-03-12
CIK 72316

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

NORD RESOURCES CORPORATION

Amendment No. 1 to Quarterly Report On Form 10-Q/A
For The Quarterly Period Ended
June 30, 2009

EXPLANATORY NOTE

Nord Resources Corporation is filing this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the period ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 14, 2009 (the “Quarterly Report”), to revise Item 4 in Part II – Other Information. We have revised our disclosure under the caption “Submission of Matters to a Vote of Securities Holders.”

This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report. Other than Item 4 in Part II – Other Information, this Amendment does not modify or update our disclosures in the Quarterly Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders of our Company was held on June 9, 2009 at 10:00 a.m. (Tucson Time). At the annual meeting, the stockholders adopted resolutions:

1.

To elect Ronald A. Hirsch, John T. Perry, Stephen D. Seymour, Douglas P. Hamilton, John F. Cook and T. Sean Harvey to our board of directors. The votes cast for or withheld in respect of each nominee were as follows:

	For	Withheld
Ronald A. Hirsch	42,887,581	6,987,860
John T. Perry	42,892,973	6,982,468
Stephen D. Seymour	42,890,488	6,984,953
Douglas P. Hamilton	42,890,017	6,985,424
John F. Cook	42,893,462	6,981,479
T. Sean Harvey	42,890,449	6,984,992

2.

To ratify the selection of Mayer Hoffman McCann P.C. as our Company’s independent registered public accounting firm for the year ending December 31, 2009. The votes cast for or against this proposal, and the number of abstentions, were as follows:

For	Against	Abstain
49,144,595	701,916	28,929

Item 6.	Exhibits

Exhibit
Number	Description

Articles of Incorporation and By–laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

3.3	Amendment to Amended Certificate of Incorporation (26)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities(1)

4.2	Convertible Promissory Note for $35,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated June 29, 2004(1)

4.3	Amendment to Convertible Promissory Note dated June 29, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.4	Convertible Promissory Note for $66,000 issued by Nord Resources Corporation to Stephen D. Seymour dated August 19, 2004(1)

4.5	Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective September 26, 2005(1)

4.6	Second Amendment to Convertible Promissory Note dated August 19, 2004 issued by Nord Resources Corporation to Stephen D. Seymour effective November 30, 2005(1)

4.7	Convertible Promissory Note for $106,000 issued by Nord Resources Corporation to Ronald A. Hirsch dated October 4, 2004(1)

4.8	Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective September 26, 2005(1)

4.9	Second Amendment to Convertible Promissory Note dated October 4, 2004 issued by Nord Resources Corporation to Ronald A. Hirsch effective November 30, 2005(1)

4.10	Revolving Line of Credit Agreement, between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.11	Security Agreement between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.12	Secured Promissory Note ($600,000) between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated June 21, 2005(1)

4.13	Second Amended and Restated Revolving Line of Credit between Nord Resources Corporation and Ronald A. Hirsch and Stephen Seymour dated November 8, 2005(3)

4.14	Amended and Restated Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated as of October 17, 2005(5)

4.15	Warrant Certificate issued by Nord Resources Corporation to Auramet Trading, LLC, dated April 17, 2006(5)

4.16	Acknowledgement of Ronald A. Hirsch regarding Agreement for Credit Risk Participation dated November, 2005(1)

4.17	Secured Promissory Note for $3,900,000 issued by Nord Resources Corporation to Nedbank Limited dated November 8, 2005(1)

4.18	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated November 8, 2005(1)

4.19	Warrant Certificate issued by Nord Resources Corporation to Nedbank Limited, dated May 8, 2006(4)

4.20	Environmental Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated November, 2005(1)

4.21	Subordination Agreement among Ronald A. Hirsch, Stephen D. Seymour and Nedbank Limited dated November 8, 2005(1)

4.22	Letter from Nord Resources Corporation to Nedbank Limited regarding conditions subsequent, dated November 8, 2005(1)

4.23	Perfection Certificate completed by Nord Resources Corporation for Nedbank Limited, dated November 8, 2005(1)

4.24	Waiver Agreement and Amendment of Promissory Note between Nord Resources Corporation and Nedbank Limited, dated February 6, 2006(3)

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

4.68

Amendment Agreement dated April 30, 2007 between Nord Resources Corporation and Stephen Seymour in respect of Amended and Restated Convertible Promissory Note dated for reference August 19, 2004, in the principal amount of $66,000(25)

4.69

Amendment Agreement dated April 30, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference October 4, 2004, in the principal amount of $106,000(25)

4.70

Amendment Agreement dated April 30, 2007 between Nord Resources Corporation and Ronald Hirsch in respect of Amended and Restated Convertible Promissory Note dated for reference June 29, 2004, in the principal amount of $35,000(25)

4.71

Amending Agreement dated April 30, 2007 among Nord Resources Corporation, Ronald Hirsch and Stephen Seymour in respect of that certain $600,000 Revolving Line of Credit Agreement and that certain Secured Promissory Note, as previously amended, each for reference June 21, 2005(25)

4.72	Special Warrant Indenture among Nord Resources Corporation, Blackmont Capital Inc and Computershare Trust Company of Canada, as special warrant trustee, dated June 2007(27)

4.73	Warrant Indenture between Nord Resources Corporation and Computershare Trust Company of Canada, as warrant agent, dated June 5, 2007(27)

4.74	Registration Rights Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(27)

4.75	Agent’s Option Certificate issued to Blackmont Capital Inc., dated June 5, 2007 (27)

4.76	Agent’s Option Certificate issued to Salman Partners Inc., dated June 5, 2007 (27)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Waiver Agreement between Nord Resources Corporation and Ronald A. Hirsch dated February 15, 2006(3)

10.3	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004(1)

10.4	Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated February 15, 2006(3)

10.5	Nord Resources Corporation Stock Option granted to Erland Anderson February 1, 2006(3)

10.6	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005(1)

10.7	Waiver Agreement between Nord Resources Corporation and John Perry dated February 15, 2006(3)

10.8	Letter Agreement between Nord Resources Corporation and Nicholas Tintor regarding employment matters dated February 15, 2006(3)

10.9	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004(1)

10.10	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004(1)

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

NORD RESOURCES CORPORATION

By:	/s/ Randy Davenport
Randy Davenport
(Principal Executive Officer)
Chief Executive Officer,

Date:	March 11, 2010

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	March 11, 2010