Form 10-K
period 2009-12-31
NORD RESOURCES CORP
filed 2010-03-31
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
[ ] Yes[ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
[ ] Yes[ x ] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ] Yes[ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

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
[ ] Yes[ x ] No

The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant as of June 30, 2009, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.43 per share) on that date, was approximately $23,523,047.

The registrant had 110,520,915 shares of common stock outstanding as of March 15, 2010.

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
  the estimation of future copper production
  the timing of exploration, development and production activities and estimated future production, if any;
  estimates related to costs of production, capital, operating and exploration expenditures;
  requirements for additional capital;
  government regulation of mining operations, environmental risks, reclamation and rehabilitation expenses;
  title disputes or claims;
  limitations of insurance coverage;
  the future price of copper or other metals; and
  our expectation that we will be in compliance with the continued listing requirements of the Toronto Stock Exchange when the Continued Listings Committee considers its de-listing decision at a meeting of the Committee scheduled to be held on April 21, 2010.

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

We note, in particular, that the Johnson Camp Mine has limited recent operating history upon which to base estimates of future cash flows and operating costs. These and other estimates or projections (including our expectations with respect to annual copper production from our planned operations at the Johnson Camp Mine) are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed in accordance with industry standards by third parties, the methodologies and results of which we have assumed are reasonable and accurate, which results form the basis for, and constitute a fundamental variable in, the feasibility study and technical report completed by Bikerman Engineering & Technology Associates which we have relied on.

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

Overview

We are a copper mining company and our principal asset is the Johnson Camp property located in Arizona. The Johnson Camp property includes the Johnson Camp Mine, an integrated open pit copper mine and a production facility that uses the solvent extraction, electrowinning (SX–EW) process. The Johnson Camp Mine includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits. As described in more detail below, we commenced production of copper from new ore in February 2009 and achieved commercial copper cathode production from newly-mined ore on April 1, 2009.

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

In January 2008 we commenced copper cathode production from leaching old leach pads, and during 2008, we produced approximately 2.9 million pounds of copper from residual leaching.

In February 2008, we entered into a long-term cathode sales agreement with Red Kite Master Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing is based on the average monthly COMEX price for high–grade copper.

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

We have continued to make substantial progress in ramping up copper production, but the rate of increase has been slower than expected. In late October 2009, the failure of a well casing in a primary water supply well contributed to several months of lower than forecasted flow rates of pregnant leach solution through our SX plant, which in turn have resulted in lower than expected copper production. We believe we have successfully taken measures to address these issues. For example, in early January 2010, we placed two new wells into operation at a capital cost of approximately $400,000. The new wells have resulted in significantly increased flow rates that now are at the levels that we forecasted as necessary to achieve our production targets. With the increase in flow rates of pregnant leach solution to our SX plant, and continual increase in solution grades, we expect copper production to increase to a level to allow for breakeven operational cash flow in April 2010, and to achieve positive operating cash flow in the second quarter of 2010. Our expectations in this regard are premised primarily on our assumption that our copper production levels will continue to rise as predicted, given the measures that we have taken to address the problems we have encountered in our mining and processing operations, and on our assumption that current input costs and copper prices will remain constant over the relevant period, which cannot be assured.

Financing Activities

In June 2008, we entered into an Amended and Restated Credit Agreement with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. All of the funds available under such facility have been used by us to finance the construction, start–up and operation of mining and metal operations at the Johnson Camp Mine. As of December 31, 2009, this facility was fully drawn and the outstanding balance of the credit facility was $23,257,826.

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. While we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the scheduled principal and interest payment that was due on March 31, 2010 in the approximate amount of $2,175,000. Accordingly, our Company and Nedbank have entered into an unconditional forbearance and extension agreement dated March 30, 2010 that allows us a forbearance period of 21 days to negotiate an amendment to the credit agreement as it pertains to the March 31, 2010 payment and other terms therein. If upon the expiration of the 21 day period, we have not been successful in amending the credit agreement, Nedbank will have full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder.

In addition, in March of 2009, we sold a 2.5% royalty on the mineral production sold from the existing mineral rights at the Johnson Camp Mine for net proceeds of approximately $4,950,000.

In November 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total gross proceeds of $12,000,000. In connection with the offering, which was effected in an offshore transaction pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, we paid the placement agent a commission equal to $600,000, or 5% of the gross proceeds of the offering. Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. The proceeds of the offering were used to make debt service payments under the Nedbank credit facility, to purchase approximately $500,000 in additional equipment, to reduce accounts payable, and for general working capital purposes.

In connection with the private placement of the Units, we received an exemption from certain shareholder approval requirements under the rules of the Toronto Stock Exchange (the “TSX”), on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continue to meet the TSX listing requirements. We have been informed by the TSX that the Continued Listings Committee has deferred its de-listing decision until after a meeting of the Committee scheduled to be held on April 21, 2010. We believe that we will be in compliance with the TSX’s continued listing requirements at that time.

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

We do not believe that the landscape and aggregate rock operations are now nor will be material to our financial results of operation in the future.

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

We had net income of $392,438 for the year ended December 31, 2009, but a net loss of $5,038,374 for the year ended December 31, 2008. As of December 31, 2009, we had a working capital deficiency of $7,652,818. This deficiency includes current liabilities of $15,434,206 representing the current portions of our long term debt, the current portion of derivative contracts and the current portion of deferred revenue.

We commenced production of copper from residual leaching in January 2008, mining of new ore in January 2009, and production of copper from new ore in February 2009. We achieved commercial copper cathode production from newly-mined ore on April 1, 2009 and entered the production stage, following substantial completion of the testing and development phase.

Although we have continued to make substantial progress in ramping up copper production, the rate of increase has been slower than expected. In late October 2009, the failure of a well casing in a primary water supply well contributed to several months of lower than forecasted flow rates of pregnant leach solution through our SX plant, which in turn has resulted in lower-than-expected copper production and operating cash flow. Although we believe that we have successfully taken measures to address these issues, we cannot provide any assurance that we will ramp up to full production or have successful mining and processing operations on the Johnson Camp property in the future.

We are dependent upon the success of the Johnson Camp Mine as a source of future revenue and profits, if any. Even if we should be successful in achieving our planned full copper production rate of 25 million pounds of copper per annum, an interruption in operations of the Johnson Camp Mine may have a material adverse effect on our business.

The reactivation and ramp up of operations at the Johnson Camp Mine, and the development of new mining operations on the Johnson Camp property will continue to require the commitment of substantial resources.

The reactivation and ramp up of operations at the Johnson Camp Mine, and the development of new mining operations on the Johnson Camp property, have required and will continue to require the commitment of substantial resources for operating expenses and capital expenditures. We incurred approximately $43,000,000 in capital costs in the reactivation of the mine, related primarily to the rehabilitation of the solution ponds, refurbishment and a modest expansion of our SX-EW copper production facility, installation of our primary stage crusher, the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment, and other project-related items.

We estimate we will incur an additional $12 to $15 million in capital costs during the next three years, primarily for the development and construction of a new leach pad. We also expect to incur expenses in connection with further exploratory drilling on the Johnson Camp property. In addition, any delay in our planned ramp up to full production may cause an increase in costs for us and could have a material adverse effect on our financial condition or results of operations.

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

We have prepared estimates of future copper production; however, we cannot be certain that we will ever achieve these estimates. Our production estimates depend on, among other things: the accuracy of our reserve estimates; the accuracy of assumptions regarding ore grades and recovery rates; ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of mining and processing; and our ability to obtain and maintain all necessary permits at all levels of development and production. We are processing the copper mineralization using Leach-SX–EW technology. These techniques may not be as efficient or economical as we project. Our actual production may vary from our estimates if any of these assumptions prove to be incorrect, and we may never achieve our full production target rate of 25 million pounds of copper per annum.

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

Sulfuric acid supply for SX–EW projects in the southwestern U.S. is produced primarily as a smelter byproduct at smelters in the southwest U.S. and in Mexico. We have an agreement in place for a broker of acid to supply us with sulfuric acid through the end of 2010. However, we cannot be assured that the broker will be able to provide us with an adequate supply of sulfuric acid without interruptions and we continue to remain subject to market fluctuations in the price of sulfuric acid.

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

Production water for the Johnson Camp Mine is currently supplied from three wells controlled or located on the Johnson Camp property and from two wells located on private land adjacent to our property. In late October 2009, the failure of a well casing in one of our wells that provides make-up water for our leaching operation resulted in several months of below forecasted pregnant leach solution flow rates through our SX plant, and copper production was adversely affected. By early January 2010, we had placed two new wells into operation which have resulted in significantly improved pregnant leach solution flow rates that now are at the levels that we had forecasted as necessary to achieve our production targets. However, it may be necessary to drill additional wells on our property in order to expand our leaching operation. In addition, although some of the wells have been upgraded since 1999, further upgrades may have to be undertaken.

The loss of some or all water rights, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production or could prevent us from pursuing expansion opportunities.

Our estimates of reserves are inherently subject to error, particularly since we have limited operating history on which to base such estimates. Our actual results may differ due to unforeseen events and uncontrollable factors that can have significant adverse impacts.

The Johnson Camp Mine has limited operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Such estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed by third parties, the methodologies and results of which we have assumed - but cannot be assured - are reasonable and accurate. In addition, Bikerman Engineering & Technology Associates derived its estimates of cash operating costs at the Johnson Camp Mine from information provided by our Company. Such information and certain other factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, comparable facility and equipment operating costs current as of the second quarter of 2007, and anticipated climatic conditions, form the basis for, and constitute fundamental variables in, the Technical Report. Actual cash operating costs and economic returns based upon development of proven and probable ore reserves may differ significantly from those originally estimated. Until reserves are actually mined and processed, the quantity of reserves must be considered as estimates only.

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

Our expectations with respect to copper recovery rates exceed historical experience at the Johnson Camp Mine since we plan to continue to crush the ore to a smaller size with the expectation of higher copper recoveries. In addition, our projections of copper recovery are based on amounts of metallurgical testing that are less extensive than are commonly used in the industry for evaluating copper oxide deposits. Furthermore, our estimates of ore reserves reflect consumption projections for sulfuric acid and other consumable items that were developed using a limited number of samples taken by the former operators of the mine on the Johnson Camp property that may not be representative of the characteristics of the remaining reserves. There is no assurance that we will be able to meet these expectations and projections at an operational level.

Copper recovery rates for approximately 15% of our estimated total reserves may be less than optimal due to the presence of copper sulfide mineralization below the elevation of 4,560 feet.

Copper sulfide minerals are not as amenable to heap leach recovery techniques as are copper oxides. Since copper sulfide mineralization is evident below an approximate elevation of 4,560 feet in both the Burro and Copper Chief pits of the Johnson Camp Mine, we caution that copper recovery rates for ore anticipated to be mined below that elevation (estimated at approximately 15% of estimated total ore reserves) may be inhibited. In addition, although the column test on the sample of Abrigo ore (a type of copper bearing host rock at the Johnson Camp Mine) taken from an approximate elevation of 4,620 feet that contained 4.49% sulfides exhibiting good copper recoveries, the leaching of copper from ore mined at this depth may be less than optimal.

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

Our estimate of ore reserves at the Johnson Camp Mine is based on total copper assays rather than on acid soluble copper assays and our expectations with respect to copper recovery are based on results of metallurgical testing that may not be duplicated in larger scale tests under onsite conditions or during production. As a result, there is a risk that we may have overestimated the amount of recoverable copper.

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

We may require additional permits and renewals of permits to continue to operate the Johnson Camp Mine, the availability of which cannot be assured.

Although we have secured a number of permits for the restart and operation of the Johnson Camp Mine, we still need to obtain certain additional permits for long term operation of the mine, including an aquifer protection permit. In addition, certain permits will require applications for renewal from time to time during the life of the project and certain permits may be suspended or require additional applications in the event of a significant or substantial change to the Johnson Camp Mine operations or prolonged inactivity. To the extent other approvals are required and not obtained, we may: (i) be prohibited from continuing mining and/or processing operations; (ii) forced to reduce the scale of or all of our mining operations; or (iii) be prohibited or restricted from proceeding with planned exploration or development of mineral properties. For example, we are currently producing copper under an ADEQ Compliance Order. However, we anticipate that we will be required to immediately halt all of our operations at the Johnson Camp Mine if our application for an aquifer protection permit is denied.

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

While we made the scheduled principal and interest payment that was due under our amended and restated credit agreement with Nedbank on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the scheduled principal and interest payment that was due on March 31, 2010 in the approximate amount of $2,175,000. Accordingly, our Company and Nedbank have entered into an unconditional forbearance and extension agreement dated March 30, 2010 that allows us a forbearance period of 21 days to negotiate an amendment to the credit agreement as it pertains to the March 31, 2010 payment and other terms therein. If upon the expiration of the 21 day period, we have not been successful in amending the credit agreement, Nedbank will have full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and institution of foreclosure proceedings against the security. Any such actions could force us into bankruptcy or liquidation.

We may require additional financing to complete the ramp up of operations at the Johnson Camp Mine, the availability of which cannot be assured.

We may require additional financing to complete the ramp up of operations at Johnson Camp Mine. We also expect to incur an additional $12-$15 million in capital costs during the next three years, primarily for the development and construction of a new leach pad. We also expect to incur expenses in connection with further exploratory drilling on the Johnson Camp property. Our estimated capital costs and operating expenses may change with our actual experience as our mine plan is implemented. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

Our indebtedness, as well as the current global recession, disruption in financial markets and lower copper prices generally, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of December 31, 2009, the outstanding principal and unpaid interest amount of our debt was $23,257,826. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. In addition, copper prices have been highly volatile. Over the past two years copper prices have fluctuated in a range between $1.27/lb to $4.08/lb. On December 31, 2009, the spot price of copper on the LME was $3.33/lb. These conditions have made it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

In order to be successful during and after the ramp-up of our operations, we will have to maintain our workforce. We may not be successful in recruiting the necessary personnel, or in managing the new challenges that we will face with any significant growth.

Our mining operations require that we maintain a workforce at the Johnson Camp Mine of approximately 80 employees as well as various contractors. This requirement places substantial demands on our Company and our management. We will be required to retain, motivate and manage our employees. We will also have to adopt and implement new systems in all aspects of our operations. We have no assurance that we will be able to retain and recruit the personnel required to execute our programs or to manage these changes successfully.

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

We may be unable to attract and retain qualified officers, directors and members of committees of the board of directors required to provide for our effective management as a result of the recent changes in the rules and regulations that govern publicly–held companies. In particular, the Sarbanes–Oxley Act of 2002 has resulted in a series of rules and regulations by the United States Securities and Exchange Commission (SEC) that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes, together with the risks associated with our business, may deter qualified individuals from accepting these roles.

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

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. If we are unable to assert that our internal control over financial reporting are adequate, certain customers or suppliers may be discouraged from doing business with us, cause downgrades in our debt ratings leading to higher borrowing costs and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital. Further, such an occurrence could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or to incur substantially higher costs to obtain the same or similar coverage. It could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, on committees of our board of directors, or as executive officers.

Our officers and directors, and four shareholders holding 5% or more of our common stock, hold a significant amount of our issued and outstanding stock which may limit non–affiliated stockholders to influence corporate matters.

On November 5, 2009, we completed an unregistered, brokered private placement of 40 million units for total gross proceeds of $12,000,000. Each unit consisted of one common share and one common share purchase warrant exercisable until June 5, 2012. Upon completion of the private placement, Ross Beaty, acting through a wholly-owned holding company, and Riaz Shariff acquired 34,250,000 and 5,750,000 common shares, respectively, representing approximately 31% and 5.2%, respectively, of the outstanding common shares of our Company on a post-closing basis. Under rules promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, Mr. Beaty and Mr. Shariff are also considered to beneficially own the 34,250,000 and 5,750,000 common shares that are issuable upon exercise of the warrants forming part of their respective units, which together with their outstanding common shares, represent approximately 47.3% and 9.9%, respectively, of our Company’s issued and outstanding common shares (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

In addition, we have two other shareholders who, according to reports filed by them under the Securities Exchange Act of 1934, as amended, beneficially own 7.9% and 6.1%, respectively, of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock held by persons other than the relevant officer, director or 10% shareholder).

As of March 15, 2010, our officers and directors as a group beneficially own approximately 14.6% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

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

Our reliance on the financial hardship exemption from certain stockholder approval requirements of the Toronto Stock Exchange in connection with our recent $12,000,000 private placement triggered an automatic TSX de-listing review. We cannot give any assurance that we will be found to be in compliance with continued listing requirements when the TSX completes its review, failing which our common stock will be delisted from the TSX.

In connection with our $12,000,000 private placement of 40 million Units in November, 2009, we received an exemption from certain shareholder approval requirements under the rules of the Toronto Stock Exchange (the “TSX”), on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continue to meet the TSX listing requirements. We have been informed by the TSX that the Continued Listings Committee has deferred its de-listing decision until after a meeting of the Committee scheduled to be held on April 21, 2010. Although we believe that we will be in compliance with the TSX’s continued listing requirements at that time, there is no assurance that the review will be determined in our favor, in which event our common stock will be delisted from the TSX.

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

At December 31, 2009, our Company had federal and state net operating loss carry forwards of approximately $79,600,000 and $15,500,000, respectively. We believe that for the purposes of section 382 of the Internal Revenue Code, a change of control occurred on or before November 5, 2009. However, we have not obtained a formal tax opinion to that effect. If any change of control is deemed to have occurred – for example, either during the time preceding the completion of our unregistered special warrant offering in September 2007, immediately following conversion of the special warrants into the underlying shares of common stock and warrants, or immediately following the completion of our unregistered $12 million unit offering in November 2009 – or if a change of control occurs at any time in the future, our Company’s ability to fully utilize its net operating loss carry forwards in computing its taxable income will be limited to an annual maximum of the value of our Company just prior to the change in control multiplied by the long term tax exempt rate.

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

Our operations involve the exploration, development and production of copper and other metals, with the attendant risks of damage to or loss of life or property and legal liability.

Our operations are subject to all the hazards and risks normally encountered in the exploration, development and production of copper and other base or precious metals, including unusual and unexpected geologic formations, seismic activity, pit–wall failures, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and legal liability.

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

In North America there are organizations opposed to mining, particularly to open pit mines such as the Johnson Camp Mine. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is still the possibility that those opposed to the operation of the Johnson Camp Mine will attempt to interfere with the operation of the Johnson Camp Mine, whether by legal process, regulatory process or otherwise. Such interference could have an impact on our ability to operate the Johnson Camp Mine in the manner that is most efficient or appropriate or at all, and any such impact would have a material adverse effect on our financial condition and results of operations.

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

Production, if any, at the Johnson Camp Mine involves the use of hazardous materials. Should these materials leak or otherwise be discharged from their containment systems, we may become subject to liability for hazards or cleanup work that are not covered by our insurance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	PROPERTIES

A glossary of Technical Terms appears at page 89.

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

The existing facilities include the SX-EW processing plant, an administrative and engineering office and warehouse, laboratory, truck shop, core storage building, plant mechanical shop, and various used vehicles, pumps and other equipment. The newly constructed crushing, conveying and stacking system include the following: One 42x65 inch gyratory crusher, conveyors feeding a 40,000 ton (10,000 ton live) coarse ore stockpile, three feeders and a conveyor that feeds two 6x20-foot screens, conveyor feeding a 100-ton surge bin, two conveyors feeding two H6800 hydrocone secondary crushers, conveyor feeding a 40,000 ton fine ore stockpile, three feeders and a conveyor feeding a 10x35-foot agglomerator, an approximate 3,000 foot overland conveyor feeding a stacking system that includes twenty-one 100-foot grasshopper conveyors and a 150-foot radial tele-stacker.

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

The plant also includes a new cell house crane, a new boiler and associated heat exchanger, a new set of electrolyte filters, a clay filter press, and an upgrade to the transformer/rectifier, new pumper-mixers, and a sulfuric acid storage tank.

There are several access rights of way and two water wells which are located on the Johnson Camp property and one well on private land where we have access and water rights. Two additional wells are located on surrounding property where we have installed equipment to pump additional water for the mining operation as required. Potential water well sites have been identified on our land near Section 19 and could be drilled if additional water is required.

The Johnson Camp property receives electrical power from Sulphur Springs Valley Electric Cooperative (SSVEC). Effective October 1, 2009, we entered into a one year contract (with annual renewals unless either party notifies the other at least 90 days prior to the end of the current term) with SSVEC for the purchase of power. Power is received at two substations owned by us that can handle the additional power loads required for the expanded operations.

Our workforce at the Johnson Camp Mine is approximately 80 employees. We utilize contractors under our supervision for mining, drilling, blasting, loading and hauling the mined material. We manage all other activities at the Johnson Camp Mine.

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

In addition to the alteration evidence, a prominent magnetic low anomaly is present between the Burro pit and Copper Chief deposit supporting the possible presence of a porphyry–type deposit at depth. Porphyry copper deposits are typically very large, low grade and require processing by recovery processes much different than those currently at Johnson Camp Mine.

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

The acid soluble copper assay techniques used by Arimetco for ore grade estimation are not directly comparable to the acid soluble copper assay techniques used by Cyprus. Arimetco recoveries were calculated based on total copper assays. The use of two different assay techniques by Cyprus and Arimetco could have led to inconsistencies in or the skewing of the data underlying our estimates, thereby increasing the risk of an overestimation of ore reserves at Johnson Camp Mine. (See “Risk Factors –Risks Related to Our Company”).

Reserves

A summary of the Johnson Camp proven and probable reserves as of December 31, 2009 are presented in the table below. Further details about the reserves on the Johnson Camp property can be found in the Technical Report.

Johnson Camp Mine
Summary of Proven and Probable Reserves
Reserves
Description	Tons		Copper	Recoverable Copper
	(thousands)	Grade (% Cu)	(millions of lbs)	(millions of lbs)
Proven Reserves	51,543	0.341	352	267
Probable Reserves	17,260	0.329	114	86
Total	68,803	0.338	466	353

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
  Initial reserve estimates were based on operating costs estimated as of the second quarter of 2007.
  The internal cutoff grade used in the reserve analysis was 0.063 – 0.069 percent total copper (depending on rock type). All inferred resource blocks were treated as waste, regardless of their estimated copper grade
  No new resource or reserve estimates were performed in calendar year 2009, therefore, these reserves were calculated by subtracting the material volumes reported as mined in 2009.

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

These drill results have been incorporated into a new block model for both the Burro and Copper Chief pits and new economic analysis and mine plans will be completed in 2010 that will be the basis for end of year 2010 reserves and pit limits. Additional drilling, primarily between the two mining pits is planned for 2010. If the drilling is completed, the results will be incorporated in the new economic analysis and mine plans in 2010.

Mining Operations

Based on the Technical Report, we expect the Johnson Camp Mine to produce approximately 25 million pounds of copper per year, for an anticipated mine life of approximately 16 years.

The current operating plan for the crushed ore is as follows: The ore is crushed to a P-80 of one inch (80% is less than one inch) and sulfuric acid is added to the ore in the agglomerator, where the leaching kinetics begin. The ore is stacked on existing leach pads at a height of 30 feet and a raffinate solution is applied at varying application rates and leached for approximately 150 days. Once the new material has been placed on the large, existing pads and leached for approximately 150 days, a second 30-foot lift is placed on the pads. Based on our stacking plan, the existing leach pads have sufficient surface area for approximately one more year at which time a new leach pad and pond will be constructed.

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

The feasibility study commissioned by Summo compared total historical production with the block model and found both tonnage and grade to be within 0.8% of the combined Cyprus and Arimetco production. Bikerman Engineering & Technology Associates has concluded that this is a close correlation between the historical production and the database–derived block model. Reconciliations between the current model and actual production in 2009 found a similar close correlation.

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

In summary, our expectations with respect to copper recovery rates significantly exceed historical experience at the Johnson Camp Mine, as we are crushing the ore to a smaller size than previously crushed with the view to increasing leaching efficiency. We believe that our expectations are reasonable, given our view that Cyprus and Arimetco placed uncrushed or improperly crushed ore on the leach pads, which resulted in differing recovery projections and rates. However, there can be no assurance that we will be able to meet these expectations and projections at an operational level. (See “Risk Factors – Risks Related to Our Company”).

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

Royalty Obligations

Copper metal produced from Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1,000,000. During 2009 and 2008, our Company accrued royalty expense of $164,849 and $58,032, respectively, and as of December 31, 2009, our Company has incurred and paid a total of $222,881 and $166,480, respectively, under this commitment.

On March 31, 2009, we sold a 2.5% royalty on the mineral production sold from the existing mineral rights at Johnson Camp to International Royalty Corporation, acting through its subsidiary, IRC Nevada Inc., for net proceeds of approximately $4,950,000. During 2009, we accrued royalty expense of $489,150 and made payments of $105,824.

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

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws. The substantive requirements of the Clean Air Act, including permitting and enforcement of standards are administered by Arizona and certain counties depending upon the size and nature of sources of air emissions. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions and regulated emissions. In August 2008, we received an air quality permit from ADEQ.

Under the federal Clean Water Act and delegated state water–quality programs, point–source discharges into “Waters of the United States” are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill materials into “Waters of the United States,” including wetlands. Storm water discharges also are regulated and permitted under the storm water program. All of those programs impose permitting and other requirements on our operations. Arizona has been delegated authority under the federal NPDES permitting program. We maintain an active Storm Water Pollution Prevention Plan onsite and regularly update the plan according to new rules and/or changes in on-site conditions. In addition, certain proposed activities (increased heap leach pad capacity, new ponds and waste dump facilities) indicated potential assessment for applicability of a U.S. Army Corps of Engineers section 404 Dredge & Fill Permit. We are evaluating this circumstance.

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

On August 15, 2007, the ADEQ declared that all components necessary for the Aquifer Protection Permit application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process. Since then, the ADEQ has made subsequent requests for information and we have made additional submissions in response. The most recent request for information is dated July 31, 2009. Nord responded with technical information on October 19, 2009, which is under review by the ADEQ.

During this permitting process we are allowed to produce copper from the Johnson Camp Mine while we continue to comply with the mandates of Compliance Order APP–1 14–02.

In addition, the ADEQ issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the APP Program and indicating that certain violations constituted non–compliance with the Compliance Order APP–1 14–02. We timely responded to the Notice of Violation by submittal dated August 7, 2008, indicating that no such violations occurred. In addition, we performed certain remedial type actions with respect to various areas referenced in the ADEQ’s Notice of Violation. The ADEQ responded, indicating that it was not completely satisfied with our Company’s position and response. The parties conferred and we submitted additional information dated January 15, 2009 in accordance with the parties’ discussions. On March 26, 2009 ADEQ issued a letter to Nord indicating that ADEQ had met the documenting compliance requirements of the Notice of Violation.

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

The rock currently being sold for landscaping purposes is bolsa quartzite, and is known in the market as Coronado Brown. We caused Cochise Aggregates and Materials, Inc. to certify “Coronado Brown Landscape Rock” as a trade name in the State of Arizona on July 15, 2005. We do not consider that the landscape and aggregate rock operations material to our financial results of operation.

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

Complaint by Former Employee

The Company received notice of Complaints filed with the U.S. Department of Labor and the Office of the Attorney General of the State of Arizona alleging discriminatory employment practices by our Company against a former employee in violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A and the Arizona Civil Rights. The Company denies all material allegations set forth in the Complaints and has engaged legal counsel to respond to the Complaints and represent the Company with respect to the investigations. The Company intends to vigorously defend itself against these matters and does not believe that it will be held liable for these claims. The Company also believes that if the former employee is successful, the resulting award of damages (net of insurance reimbursement) against the Company, if any, will not be material to the financial condition of the Company.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

OTC Bulletin Board

	2009	2008
1st Quarter	$0.15 – 0.32	$0.80 – 0.96	(1)

2nd Quarter	0.29 – 0.64	0.66 – 0.95
3rd Quarter	0.32 – 0.48	0.28 – 0.80
4th Quarter	0.36 – 0.56	0.08 – 0.59
(1) Since March 5, 2008

Toronto Stock Exchange

	2009	2008
1st Quarter	CDN$0.18 – 0.30	CDN$0.67 – 1.15	(1)
2nd Quarter	0.35 – 0.68	0.70 – 1.00
3rd Quarter	0.41 – 0.49	0.36 – 0.88
4th Quarter	0.42 – 0.59	0.06 – 0.61
(1) Since January 21, 2008

Holders

The number of record holders of our common stock, $0.01 par value, as of March 15, 2010 was 1,987.

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

Under the Amended and Restated 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options under section 422 of the Code and the related regulations, or as non–incentive stock options under section 83 of the Code. As of December 31, 2009, we have granted a total of 5,110,000 non–qualified stock options, 946,991 DSUs and 200,000 incentive stock options under the Amended and Restated 2006 Stock Incentive Plan. In addition, 679,330 previously issued non–qualified stock options have been cancelled.

We have also granted non–qualified stock options under individual compensation arrangements, which have been authorized by our board of directors. Such options have been granted outside of, and are therefore not subject to, the Amended and Restated 2006 Stock Incentive Plan.

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2009.

The following table provides a summary of the number of stock options and deferred stock units outstanding as at December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,007,602(1)	0.51(3)	422,339
Equity compensation plans not approved by security holders	1,281,674	0.51	N/A
Total(2)	6,289,276(1)	0.51	422,339

Notes:

(1)

Includes 4,274,001 shares of common stock reserved for issuance in connection with stock options granted under the 2006 Stock Incentive Plan, and 733,601 shares of common stock reserved for issuance in connection with deferred stock units granted to our Company’s non–executive directors under the 2006 Stock Incentive Plan and 213,390 common shares issued pursuant to the conversion of deferred stock units. A total of 68,421 deferred stock units were not issued until January, 2010, but are included in this table as they were issued to our non–executive directors in respect of services rendered during the quarter ended December 31, 2009. Does not include 123,363 common shares issued pursuant to the conversion of deferred stock units.

(2)

Includes certain options granted to executive officers pursuant to employment agreements described in more detail under the caption “Employment Contracts and Termination of Employment and Change–In–Control Arrangements.”

(3)	The deferred stock units are disregarded for purposes of calculating the weighted average exercise price of outstanding options.

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2009 on the following quarterly reports on Form 10–Q, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Annual Report on Form 10–K for the year ended December 31, 2008	March 31, 2009
Quarterly Report on Form 10–Q for the quarterly period ended March 31, 2009	May 15, 2009
Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2009	August 14, 2009

Amended Quarterly Report on Form 10–Q/A for the quarterly period ended March 31, 2009	September 17, 2009
Amended Annual Report on Form 10–K/A for the year ended December 31, 2008	September 17, 2009
Quarterly Report on Form 10–Q for the quarterly period ended September 30, 2009	November 13, 2009
Amended Quarterly Report on Form 10–Q for the quarterly period ended September 30, 2009	November 16, 2009

During the year ended December 31, 2009, we issued the following securities without registration under the Securities Act of 1933 which have not been reported on the Annual Report on Form 10–KSB and the Quarterly Reports on Form 10–Q described above:

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors has exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2009. Our non–executive directors earned the following additional deferred stock units during the year ended December 31, 2009: John Cook, the Chairman of the Compensation Committee, earned 85,329 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, earned 105,021 deferred stock units; Stephen Seymour, the Chairman of our Corporate Governance and Nominating Committee earned 85,329 deferred stock units; and T. Sean Harvey earned 65,638 deferred stock units. We issued these securities to the directors, each of whom is an accredited investor, relying on Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2009 and 2008 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2009 and 2008, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward–looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Overview of Our Business

We are a copper mining company. Our principal asset is the Johnson Camp Mine located in Arizona. The Johnson Camp Mine is an integrated open pit copper mine and a production facility that uses the solvent extraction, electrowinning (SX-EW) process. The Johnson Camp Mine includes two open pits, namely the Burro and the Copper Chief bulk mining pits. As described in more detail below, we have commenced production of copper from new ore in February of 2009 and achieved commercial copper cathode production from newly-mined ore on April 1, 2009.

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

In September 2007, a feasibility study which forms part of a technical report was completed by Bikerman Engineering & Technology Associates, Inc. in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (as required for us to comply with provincial securities laws in Canada that are applicable to our Company) and SEC Industry Guide No. 7. The feasibility study includes an economic analysis of the Johnson Camp Mine based on the mine plan, capital and operating cost estimates current as of the second quarter of 2007, and a three-year trailing average copper price of $2.45 per pound over the life of the mine. Bikerman Engineering & Technology Associates concluded in the feasibility study that resumption of operations at the Johnson Camp Mine in accordance with the mine plan will generate positive discounted cash flows over a 16 year mine life at 8%, 15% and 20% discount rates.

We commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008.

We commenced mining of new ore upon completion of the reactivation work in January 2009. We commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We achieved commercial copper cathode production from newly-mined ore on April 1, 2009 and entered the production stage, following substantial completion of the testing and development phase.

The Johnson Camp property also includes a decorative and structural stone operation, which produces landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Beginning in February 2009, the Company took over the management of the landscape rock; however, we continue to lease the aggregate rock operation to a third party in exchange for a sliding scale royalty. Effective April 1, 2009, in accordance with the applicable guidance for accounting and reporting for by-products, we reclassified the revenue generated from the decorative and structural stone operation to costs applicable to sales on the condensed consolidated statement of operation.

Our Company was unable to make the payments of principal and interest, in the respective amounts of $1,789,201 and $456,612, due to Nedbank on September 30, 2009. On September 30, 2009, we entered into an extension agreement with Nedbank which allowed us additional time to arrange for a financing. On November 19, 2009, we paid the outstanding debt service payment plus an additional $29,153 in interest from the proceeds of the brokered private placement discussed below.

On November 5, 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total gross proceeds of $12,000,000. In connection with the offering, which was effected in an offshore transaction pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, we paid the placement agent a commission equal to $600,000, or 5% of the gross proceeds of the offering. Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. Our net proceeds after payment of the costs of the offering, including agents’ commissions, were $11,237,809. The proceeds of the offering have been fully utilized to make debt service payments that under the Nedbank credit facility, to purchase approximately $500,000 in additional equipment, to reduce accounts payable, and for general working capital purposes. As of December 31, 2009, none of the warrants issued in this offering had been exercised.

On February 18, 2010, we received notice from Nedbank Capital Limited concerning our failure to fully pay the amount due on February 2, 2010 under our copper hedge agreement. At the time, we had paid $300,000 of the $674,895 amount due, and we were entitled to a curative period of 20 days within which to pay the outstanding balance of $374,895. We paid the balance of the payment due on February 2, 2010 under our copper hedge agreement with Nedbank Capital in early March 2010. We received a further notice from Nedbank Capital concerning our failure to make the $513,474 payment that was due on March 2, 2010 under the copper hedge agreement. This payment was made in full by mid-March 2010.

We received an exemption from certain shareholder approval requirements under the rules of the Toronto Stock Exchange in connection with the $12,000,000 private placement that we completed in November 2009, on the basis of financial hardship. Reliance on this exemption automatically triggered a de-listing review by the Toronto Stock Exchange to confirm that we continue to meet the Exchange’s listing requirements. While we believe that we continue to comply with such requirements, it is unclear what impact Nedbank Capital’s notices under the copper hedge agreement will have on the de-listing review. We have been informed by the Toronto Stock Exchange that the Continued Listings Committee has deferred its de-listing decision until after a meeting of the Committee scheduled to be held on April 21, 2010. We believe that we will be in compliance with the Exchange’s continued listing requirements at that time.

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. While we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the scheduled principal and interest payment that was due on March 31, 2010 in the approximate amount of $2,175,000. Accordingly, our Company and Nedbank have entered into an unconditional forbearance and extension agreement dated March 30, 2010 that allows us a forbearance period of 21 days to negotiate an amendment to the credit agreement as it pertains to the March 31, 2010 payment and other terms therein. If upon the expiration of the 21 day period, we have not been successful in amending the credit agreement, Nedbank will have full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and institution of foreclosure proceedings against the related security. Any such actions could force us into bankruptcy or liquidation.

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

Capital Costs

The initial capital costs to complete the reactivation of the Johnson Camp Mine were approximately $36 million. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of our primary stage crusher, and the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment; and (d) other project-related items. Additional capital costs of approximately $8 million have been incurred to modify certain existing equipment and to enhance the material handling portion of the operation.

We estimate we will incur an additional $12 to $15 million in capital costs during the next three years, primarily for the development and construction of a new leach pad. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

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

In ramping up the production of new ore, our Company has experienced some short-term challenges that resulted in a total production rate that has been less than management’s expectations. We do not consider such challenges to be unusual for a copper mining company during the development, testing and ramping up of mining operations and believe that they are only affecting the timing of reaching our target rate of 25 million pounds of copper production per year.

During the development, testing and ramping up of production, our Company made significant progress with a focus on increasing operating efficiencies. Continual optimization of mine plans is an important activity at any mine. Specifically, our Company has changed the mining pushback sequences that should allow us to achieve higher copper grades earlier in the mine life. We have achieved design crushing throughput rates on a daily basis and have made modifications to the crushing plant. These measures include modifications to the conveyor chutes and belt skirting to handle variations in the ore characteristics and installation of two vibratory feeders that will allow choke feeding the secondary crushers to improve particle size and extend liner life.

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

Forecasting copper production during a ramp up period is difficult for any reactivation of a leaching operation where residual leaching was done for an extended period of time. During residual leaching, copper is extracted from ore that was retained in the pads during normal operations. When new ore is placed on top of these pads, some of this new copper is retained in the old pads until a more steady state is reached. This copper will eventually be extracted over time, but during a ramp up period it is difficult to forecast the related volumes.

The temporary delay in the ramp up of our production rate has negatively impacted our Company’s cash flow in the short term. Our Company closed a $12 million private placement on November 5, 2009. We paid a cash commission of $600,000, equal to 5% of the gross proceeds of the offering, leaving net proceeds to our Company approximately $11.4 million. As indicated above, the proceeds of the offering have been fully utilized to make debt service payments under the Nedbank credit facility, to purchase approximately $500,000 in additional equipment, to reduce accounts payable, and for general working capital purposes.

As disclosed above, while we made the scheduled principal and interest payment that was due under our amended and restated credit agreement with Nedbank on December 31, 2009, we were unable to make the scheduled principal and interest payment that was due on March 31, 2010 in the approximate amount of $2,175,000. Accordingly, our Company and Nedbank have entered into an unconditional forbearance and extension agreement dated March 30, 2010 that allows us a forbearance period of 21 days to negotiate an amendment to the credit agreement as it pertains to the March 31, 2010 payment and other terms therein. If upon the expiration of the 21 day period, we have not been successful in amending the credit agreement, Nedbank will have full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and institution of foreclosure proceedings against the related security. Any such actions could force us into bankruptcy or liquidation.

As also disclosed above, on February 18, 2010, we received notice from Nedbank Capital Limited concerning our failure to fully pay the amount due on February 2, 2010 under our copper hedge agreement.

At the time, we had paid $300,000 of the $674,895 amount due, and we were entitled to a curative period of 20 days within which to pay the outstanding balance of $374,895. We paid the balance of the payment due on February 2, 2010 under our copper hedge agreement with Nedbank Capital in early March 2010. We received a further notice from Nedbank Capital concerning our failure to make the $513,474 payment that was due on March 2, 2010 under the copper hedge agreement. This payment was made in full by mid-March 2010. We had until March 23, 2010 to make the full payment, failing which an event of default would have occurred.

An event of default under the copper hedge agreement, if any, would have triggered a cross-default under the $25 million secured loan facility with Nedbank. In that case, Nedbank would have been in a position to pursue any and all remedies under the copper hedge agreement and the secured loan agreement.

We caution that the rate of increase in our copper production rate has been slower than expected, and that this has affected our operating cash flow. In late October 2009, the failure of a well casing contributed to several months of pregnant leach solution flow rates through our SX plant which were below our forecasts, which in turn resulted in lower than expected copper production. We believe that we have successfully taken measures to address these issues. By early January 2010, we had placed two new wells into operation at a capital cost of approximately $400,000. The new wells have resulted in significantly increased plant flow rates that now are at the levels that we had forecasted as necessary to achieve our production targets. With the increase in flow rates and continual increase in solution grades, we expect copper production to increase to a level to allow for breakeven operational cash flow, excluding the impact settlement of copper hedges, in April 2010, and to achieve positive operating cash flow in the second quarter of 2010. Our expectations in this regard are premised primarily on our assumption that our copper production levels will continue to rise as predicted, given the measures that we have taken to address the problems we have encountered in our mining and processing operations, and on our assumption that current input costs and copper prices will remain constant over the relevant period, which cannot be assured.

Cash and Working Capital

The following table sets forth our cash and working capital as of December 31, 2009 and 2008:

	As of		As of
	December 31,		December 31,
	2009		2008

Cash reserves	$1,298,138	(1)	$4,465,245	(2)
Working capital surplus (deficiency)	$(7,652,818	)(3)	$(2,849,660	)(4)

Notes:

(1)	Excludes and $686,476 being held in conjunction with two letters of credit.

(2)

Excludes $1,533,662 in restricted cash being held in a Debt Service Reserve Account in conjunction with the close-out of a portion of our Company’s hedge contracts and $686,476 being held in conjunction with two letters of credit. The $1,533,662 was reclassified to unrestricted cash in March of 2009.

(3)	Includes $7,176,202 in current portion long-term debt and capital lease obligations

(4)

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

Credit Agreement with Nedbank Limited, as Lead Arranger

We entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. The Credit Agreement was amended and restated as of June 30, 2008, and provided for a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our Company, with the aggregate amount of all term loans being $25 million. As of December 31, 2008, all of the $25,000,000 had been drawn down on the loan. The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company from incurring certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2010, the Company must comply with certain financial covenants, as defined in the amended and restated credit agreement. Proceeds from the loan have been used to fund the purchase and installation of equipment associated with the reactivation of the Johnson Camp Mine.

In March 2009, we agreed to further amend and restate our $25 million credit agreement with Nedbank. Although payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013, the payments scheduled to be paid on March 31 and June 30, 2009 (the “Deferred Payments”) have been deferred until December 31, 2012 and March 31, 2013, respectively. The loan now bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 6.06% . The margin will be reduced by 1.75% if we prepay the deferred payments, and will be reduced by an additional 0.5% upon meeting the requirements under the completion test of the Johnson Camp Mine, as defined in the amended and restated credit agreement, which has been rescheduled from March 31, 2010 to April 28, 2010.

Under the amended and restated credit agreement, we may sell certain copper price hedging instruments that we currently hold under copper price hedging agreements maturing on October 1, 2010 or later, if the net proceeds to our Company will be more than $2.2 million. If we elect to do so, we will be required to set aside $2.2 million in a segregated account to fund our debt service obligations under the credit facility. The existing loan will then be separated into two tranches, whereby the first tranche will be equal to the aggregate principal amount then outstanding minus $2.2 million, which will be the principal amount of the second tranche. The second tranche will be subject to an interest rate of LIBOR plus 5.00% per annum and scheduled for repayment on March 31, 2013. However, if we prepay the Deferred Payments, the second tranche will be amortized in equal portions over the number of quarters remaining until March 31, 2013. As of December 31, 2009, we have not sold any copper price hedging instruments under this provision.

While we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the scheduled principal and interest payment that was due on March 31, 2010 in the approximate amount of $2,175,000. Accordingly, our Company and Nedbank have entered into an unconditional forbearance and extension agreement dated March 30, 2010 that allows us a forbearance period of 21 days to negotiate an amendment to the credit agreement as it pertains to the March 31, 2010 payment and other terms therein. If upon the expiration of the 21 day period, we have not been successful in amending the credit agreement, Nedbank will have full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and institution of foreclosure proceedings against the related security. During the forbearance period, the interest rate on the outstanding debt and related accrued interest will be increased by 3.00%.

Sale of a Royalty

In March 2009, our Company sold to International Royalty Corporation, acting through its subsidiary IRC Nevada Inc., a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds from the sale were $4,950,000. The royalty is payable in cash on a quarterly basis. During 2009, the Company accrued royalty expense of $489,150 and made payments of $105,824.

Private Placement

In November 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total gross proceeds of $12,000,000. In connection with the offering, which was effected in an offshore transaction pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, we paid the placement agent a commission equal to $600,000, or 5% of the gross proceeds of the offering. Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. The proceeds of the offering were used to make debt service payments under Nedbank credit facility, to purchase approximately $500,000 in additional equipment, to reduce accounts payable, and for general working capital purposes. As of December 31, 2009, none of the warrants issued in conjunction with this offering had been exercised.

Results of Operations – Years Ended December 31, 2009 and 2008

The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2009 and 2008.

Consolidated Gain (Loss) From Operations

	Year Ended December 31
	2009	2008
Net sales	$19,909,753	$8,155,820

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	14,506,182	8,795,628

General and administrative expenses	2,830,264	3,701,083
Write–down of inventory to net realizable value	–	530,964
Depreciation, depletion and amortization	1,431,040	251,487
Gain (loss) from operations	$1,142,267	$(5,123,342)

Net Sales

We commenced commercial production from residual leaching on February 2008, and commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We entered the production stage as we achieved commercial copper cathode production from newly-mined ore in April 2009. One hundred percent of the copper cathode production from the Johnson Camp Mine was sold to Red Kite Master Fund Limited under the previously described off-take agreement.

During 2009, we recorded revenues of $19,909,753 (including $(643,287) from the settlement of copper hedges and $99,316 in amortization of deferred revenue) from the sale of 8,091,205 pounds of copper cathode. Additionally, during 2009, revenues earned from the sale of 280,728 pounds of copper cathode produced during the testing and development stage of the mine in the amount of $742,237 (including $271,897 from the settlement of copper hedges) were credited to mine development costs.

During 2008, we recorded revenues of $8,155,820 from the sale of 2,842,890 pounds of copper cathode, all of which was produced from residual leaching. Revenues earned from the sale of 58,723 pounds of copper cathode produced from residual leaching prior to the commencement of commercial production in the amount of $209,907 were credited to mine development costs.

Costs Applicable to Sales

Costs applicable to sales represents the costs incurred in converting the ore present in existing leach pads into salable copper cathodes. The conversion process includes leaching of stockpiles, solvent extraction and electrowinning. Costs include labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore. The cost applicable to sales excludes depreciation, depletion and amortization, and the write-down of inventory to net realizable value.

During 2009, we incurred $14,506,182 of costs applicable to sales (including $5,899,057 in excess production costs) from the sale of copper. Direct costs incurred in the development and testing phase of the ramp up in the amount of $1,651,317 (net of pre-commercial revenue of $742,237) were capitalized and are being amortized using the units of production method over an estimated 374,000,000 pounds of copper which represents the estimated copper reserve base of the Johnson Camp mine.

We incurred $8,795,628 of costs applicable to sales from the commencement of commercial production (February 1, 2008) through December 31, 2008. Operating costs incurred from December 1, 2007 through January 31, 2008 in the amount of $572,765 (net of pre commercial revenue) were capitalized and are being amortized over the expected life of production of copper cathodes from existing heaps. In January 2009, management revised its estimate of the expected life of production of the existing heaps from five years to three years. As such, these costs are being amortized over a period of three years. As of December 31, 2009, $234,017 of the costs remain to be amortized.

Our primary cost associated with leaching copper is sulfuric acid which amounted to approximately $5.2 million and $4.1 million for the years ended December 31, 2009 and 2008, respectively. In contrast to 2008, when we were subject to significant price volatility in the sulfuric acid market (as prices rose from a low of approximately $150 per ton delivered in the first quarter of 2008 to a high of almost $300 per ton delivered in the fourth quarter of 2008), prices decreased significantly in early 2009 and remained in the $100 per ton range throughout the year.

Write–down of Inventory to Net Realizable Value

As a result of the decline in copper prices in the fourth quarter of 2008 and the impact of higher operating costs on inventory balances during 2008, our Company recorded charges totaling $530,964 to reduce the carrying value of copper and chemical inventories to net realizable value.

General and Administrative Expenses

Our general and administrative expenses decreased to $2,830,264 during 2009 as compared to $3,701,083 in 2008. The decrease general and administrative expenses is primarily due to $572,992 decrease in employee and director compensation, $156,401 decrease in stock listing fees, and $145,004 decrease in executive recruiting fees. In addition, during 2008 the Company incurred $83,309 in consulting fees related to the scoping studying on production expansion.

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

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization expenses (“DD&A”) increased by $1,179,553 in 2009, as compared to 2008. The increase was primarily due to the transferring of approximately $41,300,000 in mining equipment from construction in progress to property and equipment during 2009 and the DD&A of these assets during the year.

Our depreciation and amortization expense increased by $127,719 in 2008, as compared to 2007, due to additional purchases of property and equipment associated with the restart of Johnson Camp being placed in service during 2008.

Other Income (Expense)

The following table sets forth our other income (expense) during the fiscal years ended December 31, 2009 and 2008:

	Year Ended December 31
	2009	2008
Other income (expense)
Interest expense	$(2,142,005)	$(408,202)
Write-off of speculative mineral properties	–	(406,838)
Miscellaneous income	1,392,176	900,008
Total other income (expense)	$(749,829)	$84,968

The following discussion highlights some of the more significant items included in the foregoing table.

Interest

Interest expense is primarily attributable to interest on loans that we have obtained to fund our business development and operations and the amortization of debt issuance costs on loans previously secured. During 2008, interest expense also included a non-cash interest expense of $125,137 resulting from our Company electing to extend the exercise period on 818,590 warrants held by Nedbank by six months. These warrants expired unexercised in November 2008. During 2009 and 2008, we capitalized interest costs incurred on the Nedbank project financing commitment in the amounts of $842,615 and $995,407, respectively.

During the years ended December 31, 2009 and 2008, we incurred $2,142,005 and $408,202, respectively, in interest expense, as follows:

	Year Ended December 31
	2009	2008
Amortization of debt issuance costs	$244,695	$239,772
Accretion on modification of warrants	–	125,137
Interest on hedged Nedbank facility	2,166,786	995,407

Less interest capitalized to property and equipment	(359,167)	(995,407)
Other interest expenses	89,691	43,293
Total	$2,142,005	$408,202

Write-off speculative mineral properties

During 2008, the Company wrote-off carrying amounts of the Coyote Springs in the amount of $400,836 and Mimbres in the amount of $6,002 both of which were speculative mineral property projects that were abandoned during the year. We do not consider either of these projects to have been material to our overall operations.

Miscellaneous Income

Sources of miscellaneous income for the year ended December 31, 2009 were:

  Realized gain on ineffective copper hedges of $1,366,908; and
  Interest income of $25,268.

Sources of miscellaneous income for the year ended December 31, 2008 were:

  Royalty income from landscape aggregate business of $237,043;
  Interest income of $126,017;
  Realized gain on ineffective copper hedges of $521,577; and
  Other income of $15,371.

Net Loss

The following table reflects our net loss for the years ended December 31, 2009 and 2008, after taking into account the amounts recognized as other income or expenses.

	Year Ended December 31
	2009	2008
Gain (loss) from operations	$1,142,267	$(5,123,342)
Other income (expense)	(749,829)	84,968
Provision for income taxes	–	–
Net income (loss)	$392,438	$(5,038,374)

We recorded a net income of $392,438 for the year ended December 31, 2009 as compared to a net loss of $5,038,374 for the year ended December 31, 2008. The increase net income between these periods is primarily related to:

  An increase in revenue in the amount of $11,753,933 and a corresponding increase in gross margin before DD&A of $6,043,379 resulting from an increase in the volume of copper cathode produced and sold from the mining of new ore versus the production of copper from residual leaching;

  An increase in miscellaneous income (expense) of $492,168 primarily due to the settlement of copper derivatives that were designated as ineffective hedges;

  A decrease in general and administrative expenses of $870,819 primarily due to a $572,992 decrease in employee compensation and a $156,401 decrease in stock listing fees and a $145,004 decrease in executive recruiting fees;

  An increase in depreciation, depletion and amortization expense of $1,179,553 due the transfer of mining equipment from construction in progress to property and equipment effective January 1, 2009 and the depreciation of these assets during the period; and

  The inclusion of $1,807,619 of interest expense on the hedged Nedbank credit facility since attainment of the production stage and the commencement of commercial production from the mining of new ore on April 1, 2009.

Cash Flows From Operating Activities

Our cash flows from operating activities during 2009 were ($5,487,764). Our cash flows from operating activities for 2009 include net income of $392,438, $1,431,040 in depreciation, depletion and amortization, an increase in inventory of $13,912,676, a $5,826,063 increase in accounts payable as a result of the reactivation of the Johnson Camp Mine and a $2,041,699 increase in accrued interest and other accrued expenses and liabilities.

Our cash flows from operating activities during 2008 were ($4,262,344), primarily due to the net loss of $5,038,374. Our cash flows from operating activities for 2008 also include an increase in inventory of $741,155 as a result of the reactivation of the Johnson Camp Mine.

Cash Flows From Investing Activities

Our cash flows from investing activities during 2009 were ($10,247,180) primarily due to $12,653,359 in construction costs related to the reactivation of the Johnson Camp Mine. This amount was offset in part by the decrease in restricted cash and marketable securities in the amount of $1,533,662 and the proceeds from the sale of cash flow hedges in the amount of $872,517.

Our cash flows from investing activities during 2008 were ($15,357,645) primarily due to $18,355,185 in construction costs related to the reactivation of the Johnson Camp Mine. This amount was offset in part by the decrease in restricted cash and marketable securities in the amount of $1,466,338 and the proceeds from the sale of cash flow hedges characterized as ineffective in the amount of $1,531,202. These proceeds were classified as restricted cash as of December 31, 2008 and reclassified to unrestricted cash in March 2009.

Cash Flows From Financing Activities

Our cash flows from financing activities during 2009 were $12,567,837 compared to $20,716,324 for the same period in 2008.

During 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total proceeds of $11,237,809 (net of $762,191 in fees) . Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. A portion of the proceeds of the offering were used to make principal payments of $3,580,196 on the Nedbank credit facility.

During 2009, we sold a 2.5% royalty interest in the Johnson Camp Mine to International Royalty Corporation in exchange $4,950,000 (net of $50,000 in fees).

During 2009, option holders exercised 356,670 options with an average exercise price of $0.14 into 356,670 shares of our Company’s common stock, resulting in proceeds to our Company of $51,268.

During 2008, we drew down $20,000,000 from our $25,000,000 secured term loan credit facility with Nedbank. Proceeds from the loan were used to purchase and install equipment, and to purchase supplies, associated with the reactivation of the Johnson Camp Mine. As of December 31, 2009 and 2008, our Company was fully drawn down on the facility. Interest on the term loan credit facility during 2009 and 2008 in the amounts of $842,615 and $995,407, respectively, were accrued and were added to the principal balance of the credit facility. Furthermore, the Company capitalized $359,167 and $995,407 of avoidable interest costs to property and equipment during the years ended December 31, 2009 and 2008, respectively. In addition, during 2008, we entered into a lease agreement for the purchase of equipment valued at $79,310, which has been accounted for as a non–cash transaction for purposes of the consolidated statement of cash flows, and we made principal payments on this and other capitalized leases of $10,115 and $35,676 during the years ended December 31, 2009 and 2008, respectively.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company’s continuation as a going concern is dependent upon its ability to meet its obligations under its Credit Agreement with Nedbank and to produce copper to sell at a level where the Company becomes profitable. The Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. The Company’s ramp up of production since the commencement of commercial production has been slower than originally forecasted. Consequently, the Company has been required to raise additional capital through the sale of equity and the sale of a royalty interest in the Johnson Camp Mine. As of March 31, 2010, the Company has not reached the production level necessary to breakeven from a cash flow perspective. The Company is currently evaluating a variety of alternatives to improve liquidity.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves and the recovery rate of the Johnson Camp Mine that are the basis for future cash flow estimates; reclamation obligations; asset impairment (including long–lived assets and investments); valuation allowances for deferred tax assets; disclosures and reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As required by the Credit Agreement with Nedbank Limited (“Nedbank”) dated June 28, 2007 (the “Credit Agreement”), the Company is required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. During 2008, this requirement was clarified and the Company now believes that it is not required to maintain the Debt Service Reserve Balance until it is in the financial position to fund such an account. The balance at December 31, 2008, reflects proceeds received from the close–out of a portion of the Company’s hedge position. This amount was reclassified to unrestricted cash in the first quarter of 2009. The Company maintained restricted cash balances of $0 and $1,533,662 at December 31, 2009 and 2008, respectively.

Marketable securities at December 31, 2009 and 2008, consist of certificates of deposit (“CDs”) which are considered held-to-maturity securities and are stated at amortized cost of $686,476 on the consolidated balance sheet. The CDs expired in December 2009 and were simultaneously renewed for a 12 month period, extending their maturity date to December 2010. The CDs carried a stated interest rate of 2.03% per annum which dropped to .40% upon renewal. All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under the applicable guidance related to the accounting for certain investments in debt and equity securities. Management determines the appropriate classification of the Company’s investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold.

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

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2009 and 2008.

Revenue Recognition

The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer.

Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories and classified as “inventories” on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of income (loss) from operations. The current portion of inventories is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified as long–term. The major classifications of inventories are as follows:

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

The estimates of recoverable copper on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover substantially all of the recoverable pounds in the first year of leaching.

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

In–process Inventory

In–process inventories represent materials that are currently in the process of being converted to a saleable product. The Company utilizes a solvent extraction electrowinning process to extract the copper from the ore. In–process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In–process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mine, stockpiles and/or leach pads plus the in–process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished Goods Inventory

Finished goods represent saleable copper cathodes. Finished goods are valued at the weighted average cost of source material or net realizable value.

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Derivative Instruments and Hedging Activities

In connection with the Credit Agreement with Nedbank, the Company is required to maintain a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. These contracts are carried on the consolidated balance sheet at their estimated fair value. As these contracts have been designated as cash flow hedges, the changes to their fair value are currently reflected in accumulated other comprehensive income (loss) within the consolidated statement of changes in stockholders’ equity (deficit). As of December 31, 2009 and 2008, the fair value of the forward contracts was a liability of $(12,726,715) and an asset of $19,154,102, respectively. In order to continue to account for the forward contracts as cash flow hedges, the Company must test the effectiveness of the contracts to properly hedge the volatility in the price of copper for which the Company sells its copper production. The Company performs this test on a quarterly basis with the unrealized and/or realized gains (losses) of hedges determined to be ineffective reclassified from other comprehensive income (loss) to miscellaneous income (loss) upon determination of their ineffectiveness.

During 2008, the Company entered into a contract to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the terms of the interest rate swap contract, the Company receives the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from the Company. The contract is carried on the consolidated balance sheet at its estimated fair value. As this contract was designated as a cash flow hedge, changes to the fair value of this contract are reflected in accumulated other comprehensive income (loss). As of December 31, 2009, the carrying value of the interest rate swap derivative liability was $(342,243). The increase in fair value (decrease in liability) from December 31, 2008 was recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. As of December 31, 2008, the carrying value of the interest rate swap derivative liability was $(437,084). The decrease in fair value (increase in liability) from the contract’s inception was recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. In order to continue to account for the interest rate swap as a cash flow hedge, the Company must test the effectiveness of the contract to properly hedge the interest rate risk associated with the Nedbank Credit Facility. The Company performs this test on a quarterly basis, and with the exception of the notional amount of the interest rate swap, which is currently less than the principal balance of the Nedbank Credit Facility, all other critical terms of the interest rate swap match those of the Facility. Accordingly, the Company has determined that 100% of the interest rate swap has functioned as an effective hedge since its inception, with the related quarterly settlements being transferred from accumulated other comprehensive income (loss) to interest expense and the changes in fair value of the interest rate swap deferred in accumulated other comprehensive income (loss).

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The provisions of this guidance were adopted by the Company on January 1, 2008. In February 2008, the FASB staff issued additional guidance which delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted those provisions that relate to nonfinancial assets and liabilities on January 1, 2009.

In October 2008, the FASB issued guidance for determining the fair value of a financial asset when the market for that asset is not active. This guidance states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. This guidance was effective upon issuance and did not have a material impact on the Company.

The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The following table sets forth the Company’s financial assets and liabilities within the consolidated balance sheet as of December 31, 2009 and 2008 measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
December 31, 2009
Liabilities:
Derivative contracts – copper cash flow hedges, net	$(12,726,715)	-	$(12,726,715)	-
Derivative contract – interest rate swap contract	$(342,243)	-	$(342,243)	-

December 31, 2008
Assets:
Derivative contracts – copper cash flow hedges, net	$19,154,102	-	$19,154,102	-
Liabilities:
Derivative contract – interest rate swap contract	$(437,084)	-	$(437,084)	-

The Company’s derivative instruments, copper cash flow hedges and an interest rate swap contract, are valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

Shipping and Handling Costs

The Company includes shipping and handling costs related to the transport of finished goods in operating expenses.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During 2009, the Company incurred debt issuance costs of $180,929, consisting of $100,000 which represented the estimated fair value of warrants issued to Nedbank upon the March 2009 debt modification and $80,929 of legal expenses. The debt issuance costs incurred during 2009 and prior years are being amortized over the term of the related Nedbank financing facility using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $565,119 and $320,424 at December 31, 2009 and 2008, respectively. Unamortized debt issuance costs were $813,483 and $877,249 at December 31, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at exploration, development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after the existence of proven and probable reserves have been established. Development costs include costs incurred resulting from mine preproduction activities undertaken to gain access to proven and probable reserves including ramps, permanent excavations, infrastructure, removal of overburden and the substantial completion of the testing phase of the mining and ore processing activities. Additionally, interest expense allocable to the cost of developing mining properties and of constructing new facilities is capitalized until the assets are ready for their intended use.

Construction in progress represents costs capitalized to refurbish and complete the reactivation of Johnson Camp Mine and to get it ready for its intended use. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of a primary stage crusher, and the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment; and (d) other project-related items. In January 2009, upon placing these assets in service and the commencement of production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine, these costs were reclassified into property and equipment.

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance are expensed as incurred. Depreciation for mining life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production method based on total estimated recoverable proven and probable copper reserves. Development costs and acquisition costs for proven and probable reserves that relate to a specific ore body are depleted using the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the recoverable copper from the ore body, at which time it is allocated to inventory cost and ultimately included as a component of operating expenses. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 16 years for buildings, 3 to 6 years for machinery and equipment, and 3 to 5 years for mobile equipment. During 2008, depreciation and amortization was only recorded on in-service machinery and equipment involved in the processing of ore from residual leaching and on mobile equipment and vehicles used in the general operation of the facility.

Long–Lived Assets

The Company reviews and evaluates its long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2009 and 2008.

Reclamation Costs

Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews its asset retirement obligation, on an annual basis, unless a triggering event occurs that requires a more frequent evaluation. The asset retirement obligation at the mine site is accounted for in accordance with applicable GAAP for accounting for asset retirement obligations.

Stock Based Compensation

The Company accounts for its awards of stock based compensation under the fair value recognition provisions of applicable GAAP. The Company has granted incentive non–qualified stock options, and deferred stock units to its employees and directors under the terms of its 2006 Stock Incentive Plan. The Company has also granted non–qualified, non–plan stock options, which have been authorized by the Company’s board of directors. Stock options are granted at an exercise price equal to or greater than the quoted market price on the date of grant.

Net Loss per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants. Outstanding options, warrants and other dilutive securities to purchase 18,782,357 and 23,395,025 shares of common stock for the years ended December 31, 2009 and 2008, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be anti–dilutive.

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

Accumulated Other Comprehensive Income (Loss)

In addition to net income (loss), accumulated other comprehensive income (loss) includes all changes in equity during a period, including the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.

Recently Issued Accounting Guidance

Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the U.S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Codification is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date to January 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). With the adoption of new accounting rules, fair value is now determined as an exit price, representing the price that would be received in an orderly transaction between market participants based on the highest and best use of the asset, rather than as the result of an internally-generated cash flow analysis. The Company adopted this standard effective January 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on interim disclosures about the fair value of financial instruments. The provisions of the guidance require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance became effective for interim reporting periods ending after June 15, 2009. The Company adopted the disclosure provisions of this standard effective April 1, 2009.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments. The standard makes the guidance more operational and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance became effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of this standard effective April 1, 2009 which did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance addresses the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency, provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value cannot be determined, use of the guidance under accounting for contingencies, and reasonable estimation of the amount of a loss must be followed. This guidance was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance became effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of this standard effective April 1, 2009 which did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets, in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued an amendment on the de-recognition guidance of accounting for transfers of financial assets and the elimination of the exemption from consolidation for qualifying special-purpose entities. The guidance is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of the guidance to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued guidance on consolidation applicable to variable interest entities. The provisions of the standard significantly affect the overall consolidation analysis. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The guidance will be effective for the Company beginning in 2010. The Company does not expect the provisions of the guidance to have a material effect on its consolidated financial statements.

In August 2009, the FASB issued guidance on the fair value measurement of liabilities and provided clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The guidance is effective for the first reporting period, including interim periods, beginning after issuance. The guidance will be effective for the Company beginning in 2010. The Company does not expect the provisions of the guidance to have a material effect on its consolidated financial statements.

In December 2009, the FASB issued guidance changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design; and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company does not expect the provisions of the guidance to have a material effect on its consolidated financial statements.

In January 2010, the FASB issued guidance to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of the provisions of the guidance did not have a material effect on its consolidated financial statements.

In January 2010, the FASB issued guidance that clarifies the scope of a decrease in ownership provisions that applies to: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture). The standard also clarifies that the decrease in ownership guidance does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The standard expands the disclosure requirements about de-consolidation of a subsidiary or de-recognition of a group of assets to include: the valuation techniques used to measure the fair value of any retained investment; the nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and whether the transaction that resulted in the de-consolidation or de-recognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The guidance is effective beginning in the period that an entity adopts the guidance on non-controlling interests in consolidated financial statements. If an entity had previously adopted the guidance, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. This guidance should be applied retrospectively to the first period that an entity adopts the standard. The adoption of the provisions of the guidance did not have a material effect on its consolidated financial statements.

In January 2010, the FASB issued guidance improving disclosures about fair value measurements. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in the ASC. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the guidance now requires:

  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
  In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, the guidance clarifies the requirements of the following existing disclosures:

  For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and
  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

The Company is currently assessing the impact of the adoption of the provisions of the guidance on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Off–Balance Sheet Arrangements

We have no off–balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2009 and 2008 and for the each of the two years in the period ended December 31, 2009, and the related notes to the financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our President and Chief Executive Officer, Randy Davenport, and our Chief Financial Officer, Wayne Morrison, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2009, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since
Ronald A. Hirsch(1) Laguna Beach, CA	66	Director and Chairman	September 7, 2000

Name and Municipality of Residence	Age	Current Office with Nord Resources Corporation	Director Since
Stephen D. Seymour Baltimore, MD	68	Director	October 15, 2003
T. Sean Harvey Port Carling, ON, Canada	50	Director	June 11, 2007
Douglas P. Hamilton North Chatham, MA	68	Director	February 15, 2006
John F. Cook Roslin, ON, Canada	70	Director	February 15, 2006
Randy L. Davenport(2) Tucson, AZ	54	Chief Executive Officer	N/A
Wayne M. Morrison(3) Tucson, AZ	52	Vice–President, Secretary and Chief Financial Officer	N/A
John T. Perry(4) Tucson, AZ	42	Former Director, President and Chief Executive Officer	June 11, 2007

Notes

(1)	Mr. Hirsch also held the position of Chief Executive Officer of our Company until February 15, 2006.
(2)

Mr. Davenport replaced Erland A. Anderson as our Vice–President and Chief Operating Officer on January 12, 2009. Effective February 16, 2010, Mr. Davenport was appointed as our Chief Executive Officer, upon the resignation of John Perry as President, Chief Executive Officer and a Director of our Company on that date.

(3)	Mr. Morrison was appointed Vice President, Secretary and Chief Financial Officer on January 8, 2008.
(4)	Mr. Perry resigned as President, Chief Executive Officer and a Director of our Company on February 16, 2010, to accept a position with another company.

The following is a description of the business background of the directors, director nominees and executive officers of our Company:

Ronald A. Hirsch – Mr. Hirsch has been a director of our Company since September 7, 2000 and Chairman since October 20, 2003. He was also Chief Executive Officer from October 20, 2003 until February 15, 2006. Mr. Hirsch has over 30 years experience in the investment and corporate finance community. From January 2000 to October 2003, he was the President of Hirsch Enterprises, a private investment firm based in Laguna Beach, California. Until 1997, Mr. Hirsch was Senior Vice President –Investments with Lehman Brothers in New York where he was employed for 20 years and previous to that was with Dean Witter for five years. He holds a bachelors degree in economics from Michigan State University and pursued advanced studies in Finance at New York University.

We believe that the following experience, qualifications, attributes and skills possessed by Mr. Hirsch lend themselves to service as a director of our Company:

CEO/Executive Management Skills

Experience as Chairman, CEO and Director of our Company since September 2000.

Financial Experience

Experience as President of Hirsch Enterprises from January 2000 to October 2003, a private investment firm based in Laguna Beach, California. Senior Vice President – Investments with Lehman Brothers in New York for 20 years until 1997. Experience as Senior Vice-President – Dean Witter & Company and Option Specialist and Financial Advisor with Thomson McKinnon Auchincloss over five years.

Board Experience

Prior service on our Company’s Board of Directors as Chairman since October 20, 2003 and as a member of the Board since September 7, 2000

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

We believe that the following experience, qualifications, attributes and skills possessed by Mr. Seymour lend themselves to service as a director of our Company:

CEO/Executive Management Skills

15 years experience with Westinghouse Broadcasting where he was head of all television sales and marketing.

Financial Experience

Owned and employed by Rockland Investments since 1986. Specialized experience in leveraged buy-outs, turnaround situations and under managed and undercapitalized ventures.

Board Experience

Prior service on our Company’s Board of Directors since October 15, 2003. Currently serving as Chairman of the Corporate Governance and Nominating Committee. Experience as a Director with Westinghouse’s Broadcasting Division.

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

We believe that the following experience, qualifications, attributes and skills possessed by Mr. Hamilton lend themselves to service as a director of our Company:

CEO/Executive Management Skills

Experience as Senior Vice President – Finance and Chief Financial Officer of Barnes Group Inc. (1996–1997) and Vice President – Finance and Control of U.S. Power Generation Businesses for Asea Brown Boveri, Inc. 1993–1996). Prior to that, he held various executive and management positions at United Technologies Corporation and Ingersoll–Rand Company.

Board Experience

Prior service on our Company’s Board of Directors since February 15, 2006. Currently serving as Chairman of the Audit and member of the Corporate Governance and Nominating and Compensation Committees.

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

We believe that the following experience, qualifications, attributes and skills possessed by Mr. Cook lend themselves to service as a director of our Company:

CEO/Executive Management Skills

Experience as President of Tormin Resources Limited, a private company providing consulting services to the mining industry, Chairman of Premier Gold Mines Limited, President of San Anton Resources Corporation. Director of Anaconda Mining Inc., GLR Resources Inc., Uranium City Resources Inc., MBMI Resources Inc. and Homeland Uranium Inc.

Board Experience

Prior service on our Company’s Board of Directors since February 15, 2006. Currently serving as Chairman of the Compensation Committee and as a member of the Audit and Corporate Governance and Nominating Committees.

Operational and Industry Expertise

Experience as a Senior Mining and Managing Consultant, RTZ Consultants Ltd. (1974–78), Associate and Principal, Golder Associates Ltd. (1978–83), Senior Project Manager, General Manager, and Vice President Engineering, Lac Minerals Ltd. (1983–90), Vice President Operations, Goldcorp Inc. (1990–94), and Operations Director, Navan Resources Plc (1994–96).

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

We believe that the following experience, qualifications, attributes and skills possessed by Mr. Harvey lend themselves to service as a director of our Company:

CEO/Executive Management Skills

Experience as co–founder and, since January 2004, Non–Executive Chairman of Andina Minerals, a publicly traded company, President and Chief Executive Officer of Oravana Minerals Corp. (April 2005 –May 2006), a publicly listed mining company, President and Chief Executive Officer of Atlantico Gold Inc. (May 2003 – January 2004), a private company that acquired the Amapari gold project in Brazil in 2003 that was subsequently acquired by Wheaton River Minerals Ltd. and as President, Chief Executive Officer and Chief Operating Officer of TVX Gold Inc. at the time it was sold to Kinross Gold in 2003 (April 2001 – January 2003), a publicly traded company.

Financial Experience

Experience as a Financial Analyst at IBM Canada Limited (February 1989 – February 1990); and an Assistant Manager, CIBC (March 1988 – February 1989) and as a Financial consultant to the EBX Group of Companies based in Rio de Janeiro (April 2000 – March 2001).

Board Experience

Prior service on our Company’s Board of Directors since June 11, 2007. Currently serving as a member of the Audit and Compensation Committee. Recently appointed as a Non-executive Director and Canadian Resident Director of Allied Gold Limited, a publicly traded gold mining company. Experience as a Director of Orvana Minerals Corp. (April 2005 – May 2006), Director of Atlantico Gold Inc. (May 2003 – January 2004), Director of TVX Gold Inc. (April 2001 – January 2003), Director at Deutsche Bank Securities Limited (August 1998 – March 2000) in Toronto, where he was a member of the Investment Banking Group and the Global Mining and Metals team and a Director at Nesbitt Burns Inc. (Burns Fry Ltd.) (February 1990 – July 1998) in Toronto, where he was a member of the Investment Banking Group.

Randy L. Davenport – Mr. Davenport was appointed Chief Executive Officer on February 16, 2010, to replace John T. Perry, who resigned as a director and officer of our Company to accept a position with another company. Mr. Davenport previously had been appointed as our Company’s Vice President and Chief Operating Officer on January 12, 2009. Prior to joining our Company, Mr. Davenport held the position of Vice President, Resource Development, Freeport–McMorRan Copper & Gold Inc. from 2007 to 2008. In addition, he had previously held a number of senior positions during two decades with Phelps Dodge Corporation, then the world’s second–largest copper producer, which was acquired by Freeport–McMorRan in 2007. In his career at Phelps Dodge, Mr. Davenport’s responsibilities included managing large copper mining operations, overseeing major mining construction projects, several feasibility and scoping studies, and directing the expansion of established operations and the start–up of green–field projects and acquisitions. Mr. Davenport’s career at Phelps Dodge also included five years as President of Sociedad Minera Cerro Verde, a Peruvian company majority owned and operated by Phelps Dodge and based in Arequipa, Peru, with a fully integrated open pit mining and solvent extraction electrowinning facility, the same process that our Company is using at its Johnson Camp Mine. Mr. Davenport earned a Bachelor of Science degree in Mining Engineering from the University of Idaho.

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

John T. Perry – Mr. Perry was a director of our Company from June 11, 2007 until February 16, 2010, and President and Chief Executive Officer from April 23, 2007 until February 16, 2010. Mr. Perry was appointed as our Senior Vice President and Chief Financial Officer on April 1, 2005 and Secretary and Treasurer in September 2005 and acted as such until January 2008. Mr. Perry has over 17 years (1989 to present) of mining and metals industry experience. Before joining our Company, Mr. Perry was Vice President, Director with CB Richard Ellis, International Mining and Metals Group from December 2003 to August 2005. Prior to that, he held various positions with BHP Billiton Base Metals and BHP Copper Inc., including Vice President Finance with BHP Billiton Base Metals from August 2002 to November 2003, President, BHP Copper, Inc. from August 1999 to August 2002, and Vice President Finance and Administration for BHP Copper, Inc. He is a Certified Public Accountant and holds an undergraduate degree in Accounting and Finance as well as an MBA from the University of Arizona. He is also a director of Homeland Uranium Incorporated.

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

Board Independence

The board of directors determined that Douglas P. Hamilton, John F. Cook, Stephen Seymour and T. Sean Harvey each qualify as independent directors under the listing standards of the NYSE Amex Equities Exchange.

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

The Audit Committee operates pursuant to a written charter, which complies with the applicable provisions of the Sarbanes–Oxley Act of 2002 and related rules of the SEC and the NYSE Amex Equities Exchange.

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

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On September 23, 2009 Sandab Communications LP II filed for Chapter 11 protection in the New England District Court. Sandab owns and operates 4 Radio station. The president of the General Partner is Stephen D. Seymour who is also a director of Nord Resources.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended December 31, 2009, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2009	No. of Late Reports During the Fiscal Year Ended December 31, 2008
Ronald Hirsch	Nil	3
John Perry	Nil	1
Sean Harvey	Nil	4
Wayne Morrison	Nil	1
Douglas Hamilton	1	3
Stephen Seymour	Nil	5
John Cook	1	2
Geologic Resource Partners, LLC	Nil	2

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2009;

(b)

each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2009, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2009;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)(5)	Total ($)
Ronald A. Hirsch Chairman	2009 2008	96,154 100,000	– –	– –	– 5,300	– –	–	– –	96,154 105,300
John T. Perry Former President, Chief Executive Officer, Secretary and Treasurer(3)	2009 2008	193,292 200,402	–	– –	– 23,850	– –	– –	7,692 4,000	200,984 228,252

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)(5)	Total ($)
Randy L. Davenport Interim Chief Executive Officer, Vice– President and Chief Operating Officer(2)	2009 2008	212,307 –	– –	– –	62,533 –	– –	– –	4,954 –	279,794 –
Wayne M. Morrison Vice– President, Chief Financial Officer, Secretary and Treasurer(4)	2009 2008	145,925 150,112	– –	– –	– 13,250	– –	– –	4,958 3,000	150,883 166,362

Notes:

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 and 2008 financial years for the fair value of stock options granted to each Named Executive Officer. The Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service– based vesting conditions. For additional information on the valuation assumptions with respect to the options, refer to Note 20 under the heading “Stock–Based Compensation” in our consolidated financial statements.

(2)	Mr. Davenport was appointed Vice President and Chief Operating Officer effective January 12, 2009.

(3)	Mr. Perry resigned as Chief Financial Officer, Secretary and Treasurer effective January 8, 2008 and as Chief Executive Officer on February 16, 2010.

(4)	Mr. Morrison was appointed Vice President, Chief Financial Officer, Secretary and Treasurer effective January 8, 2008.

(5)	Represents the dollar amount of the Company’s contribution to the Named Executive Officer’s 401(K) Retirement Plan.

Outstanding Equity Awards as of December 31, 2009

The following table summarizes the outstanding equity awards as of December 31, 2009 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald Hirsch	100,000 275,000 N/A	N/A N/A 66,667	N/A N/A N/A	$0.68 $0.85 $0.09	6/11/2017 7/11/2017 11/26/2013	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
John T. Perry	434,000 200,000 100,000 100,000 100,000 150,000	N/A N/A N/A N/A N/A 300,000	N/A N/A N/A N/A N/A N/A	$0.68 $0.30 $0.40 $0.50 $0.60 $0.09	6/11/2017 4/1/2010 4/1/2010 4/1/2010 4/1/2010 11/26/2013	N/A N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A N/A
Wayne M. Morrison	133,333 N/A	N/A 166,667	N/A N/A	$1.10 $0.09	12/3/2012 11/26/2013	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Randy L. Davenport	N/A	333,333	N/A	$0.21	1/12/2014	N/A	N/A	N/A	N/A

Equity Compensation Plans

As disclosed in more detail under the heading “Market For Common Equity And Related Shareholder Matters – Equity Compensation Plans”, we have granted options under the Amended and Restated 2006 Stock Incentive Plan. We have also granted stock options under individual compensation arrangements, and under the Coyote Springs option.

There are 5,555,675 stock options outstanding at December 31, 2009, of which 1,281,674 are non–qualified; non–plan stock options and 4,274,001 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2009 to 2017.

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2009.

Compensation of Directors

The following table summarizes the compensation of our Company’s directors for the year ended December 31, 2009:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards ($)(3)	Non–Equity Incentive Plan Compen– sation ($)	Non–qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation ($)	Total ($)
T. Sean Harvey	1,500	25,000(4)	–	–	–	–	26,500
Doug Hamilton	3,000	40,000(4)	–	–	–	–	43,000
Stephen Seymour	1,500	32,500(4)	–	–	–	–	34,000
John Cook	1,500	32,500(4)	–	–	–	–	34,000

Notes:

(1)

Ronald Hirsch a members of our board of directors and John Perry a member of our board of directors until his resignation on February 16, 2010, are Named Executive Officers and did not receive any compensation as directors that have not been disclosed in the summary compensation table above.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of deferred stock units, or DSUs, granted in 2009. Fair value is calculated using the average of the high and low price of our stock on the trading day prior to the date of grant. The outstanding DSUs for the directors at December 31, 2009 are as follows: Douglas Hamilton (288,423 DSUs), Stephen Seymour (220,708 DSUs), John Cook (85,329 DSUs) and T. Sean Harvey (139,141 DSUs).

(3)	This column represents the fair value of the options awarded in 2009. Pursuant to SEC rules, the amount shown exclude the impact of estimated forfeitures related to service based vesting conditions.

(4)	Fair value of deferred stock units issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan.

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

On November 26, 2008, the board of directors granted 100,000 common stock purchase options to each of Ronald Hirsch, John Perry, Stephen Seymour, Douglas Hamilton, John Cook and Sean Harvey. These options were granted pursuant to our Amended and Restated 2006 Stock Incentive Plan, and are exercisable for a period of five years at a price of $0.09 per share. One–third of the options vested March 2, 2009 (the “initial vesting date”) and the remaining options will vest as to one–third on each of the first and second anniversaries of the initial vesting date.

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

To date, the equity–based fees have been payable in shares of our common stock pursuant to our 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in DSUs. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for 2009 and 2008. Accordingly, all retainer fees paid during 2009 and 2008 were paid in DSUs. The DSUs are subject to the Amended and Restated 2006 Stock Incentive Plan. DSUs are awarded on a quarterly basis at the end of March, June, September and December, or as otherwise determined by the administrator of the Amended and Restated 2006 Stock Incentive Plan. The number of DSUs awarded each quarter is calculated by dividing the total fees payable to each director for that quarter by the fair market value of our common stock, determined in accordance with the Amended and Restated 2006 Stock Incentive Plan. Each DSU is the economic equivalent of one share of our common stock. The DSUs will be converted into shares of common stock upon the director’s termination of service, or as otherwise provided in their individual deferral election.

During 2009, T. Sean Harvey received 65,638 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, received 105,021 deferred stock units; John Cook, the Chairman of our Compensation Committee, received 85,330 deferred stock units; and Stephen Seymour, the Chairman of our Corporate Governance and Nominating Committee received 85,330 deferred stock units. During 2009, 78,952 DSUs issued to John Cook were converted into common shares. The deferred stock units are subject to the Amended and Restated 2006 Deferred Stock Unit Plan.

We paid cash fees to our non–executive directors totaling $7,500 during the year ended December 31, 2009 as follows:

Amount of Cash
Name	Fees Paid
T. Sean Harvey	$1,500
Doug Hamilton	3,000
John Cook	1,500
Stephen Seymour	1,500
$7,500

Employment Contracts and Termination of Employment and Change–In–Control Arrangements

Ronald Hirsch

Ronald Hirsch serves as Chairman of our Company’s board of directors pursuant to an executive employment agreement dated January 2, 2004. The executive employment agreement originally governed the terms of Mr. Hirsch’s employment as our Chief Executive Officer, until his resignation from that position effective February 15, 2006. The original term of this executive employment agreement was for three years, expiring on January 2, 2007. The executive employment agreement has been renewed until January 2, 2010, and is subject to automatic renewals for successive one year periods unless cancelled by either of the parties.

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

Randy L. Davenport

Randy Davenport serves as our Company’s Chief Executive Officer. He continues to be subject to the executive employment agreement with our Company dated November 11, 2009, pursuant to which he has acted as our Vice President and Chief Operating Officer.

Mr. Davenport was initially engaged as our Vice President and Chief Operating Officer pursuant to the terms of a letter agreement dated January 12, 2009. Under the letter agreement, Mr. Davenport was entitled to a salary of $230,000 per annum. In addition Mr. Davenport was granted 500,000 stock options on January 12, 2009 pursuant to the Corporation’s 2006 Stock Incentive Plan, of which 166,667 vested on each of April 11, 2009 and January 12, 2010. The remaining 166,666 stock options will vest on January 12, 2011. The stock options have an exercise price of $0.205 per share and expire on January 12, 2014. During 2009, Mr. Davenport exercised 166,667 stock options.

The letter agreement also provided that Mr. Davenport would receive all customary benefits from our Company (including health care benefits, 401–K and 3 weeks of vacation annually), and that he would also be eligible for participation in bonus plans as implemented by the Board of Directors at a target level of 50% of his salary.

Our letter agreement with Mr. Davenport was superseded by the formal executive employment agreement effective November 11, 2009. Pursuant to the terms of the executive employment agreement, Mr. Davenport agreed to continue to serve as our Vice President and Chief Operating Officer., and to perform such duties and responsibilities as our board of directors may from time to time reasonably determine and assign, as is customarily performed by persons in an executive position.

In consideration for Mr. Davenports’s services, we have agreed to:

  continue to pay Mr. Davenport an annual salary in the amount of $230,000 as provided in the letter agreement;

  continue to provide Mr. Davenport with bonuses from time–to–time as determined by our compensation committee; and

  continue to allow Mr. Davenport to participate in our 2006 Stock Incentive Plan, our Performance Incentive Plan, and such other plans that may from time to time be adopted by our Company during the term of employment to compensate or provide incentives to qualifying senior executives of our Company.

The executive employment agreement contains certain provisions that will apply if Mr. Davenport resigns or is terminated without cause following a change of control of our Company, including the following:

  we will pay Mr. Davenport an amount equal to two times his base salary in a lump sum within 60 days;

  if Mr. Davenport elects continuation of coverage of medical and dental benefits under the United States Consolidated Omnibus Budget Reconciliation Act of 1985, we will pay 100% of the premiums for the first 18 months of coverage; and

  we will pay the premiums necessary for continuation of any supplemental disability policy or, at the election of our Company, a lump sum amount equal to the aggregate premiums to be paid on such a policy, in either case for a period of 12 months.

Mr. Davenport’s term of employment under the executive employment agreement will end on January 11, 2012. The executive employment agreement is subject to automatic extension for successive periods of one additional year unless either our Company or Mr. Davenport provides written notice of an intention not to renew the agreement no later than 90 days prior to the end of the then–current term of the agreement.

The executive employment agreement provides that we may terminate Mr. Davenport’s employment without cause, in which event:

  Mr. Davenport will be entitled to continue to receive his base salary for 12 months (the “Davenport Severance Term”); and

  if Mr. Davenport is eligible for and elects to continue his health insurance pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, following the date of his termination, we will pay the premiums until the earlier of (a) the expiration of the Davenport Severance Term, or (b) the date on which Mr. Davenport commences employment with another employer who provides health insurance benefits at least as favorable as those provided by us.

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

In consideration for Mr. Morrison’s services, we have agreed to:

  continue to pay Mr. Morrison an annual salary in the amount of $175,000 (an increase of $25,000 over the $150,000 per annum originally provided for in the letter agreement);

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

John T. Perry

John Perry served as our Company’s President and Chief Executive Officer until his resignation on February 16, 2010, pursuant to the terms of an executive employment agreement dated April 18, 2005. The executive employment agreement originally governed the terms of Mr. Perry’s employment as our Company’s Senior Vice President and Chief Financial Officer until his resignation from the position of Senior Vice President upon his appointment as President and Chief Executive Officer on April 23, 2007. The initial term of this agreement was for two years, subject to automatic renewal for successive one year periods unless cancelled by either of the parties. Mr. Perry’s annual base salary under the agreement was originally set at $175,000 annually, subject to his agreement to accept 20,000 shares of common stock per month in lieu of cash salary on an interim basis. Following the completion of our Company’s unregistered offering of special warrants in June 2007, Mr. Perry received his salary in cash. Given Mr. Perry’s increased responsibilities, the board of directors authorized an increase in his salary to $200,000 effective June 1, 2007.

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

Effective September 9, 2008, we entered into an amended and restated executive employment agreement with Mr. Perry. Pursuant to the terms of the amended and restated executive employment agreement, Mr. Perry agreed to continue to serve as our President and Chief Executive Officer.

In consideration for Mr. Perry’s services, we agreed to:

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

The amended and restated executive employment agreement contained certain provisions that were to apply if Mr. Perry resigned or was terminated without cause following a change of control of our Company.

Mr. Perry’s term of employment under the amended and restated executive employment agreement ended on April 22, 2009. However, the amended and restated executive employment agreement was subject to automatic extension for successive periods of one additional year unless either our Company or Mr. Perry provided written notice of an intention not to renew the agreement no later than 90 days prior to the end of the then–current term of the agreement.

The amended and restated executive employment agreement provided that we could terminate Mr. Perry’s employment without cause, in which event:

  Mr. Perry was to be entitled to continue to receive his base salary for the greater of (a) the remainder of the then–current term of the amended and restated executive employment agreement, and (b) 12 months (the “Perry Severance Term”);

  if Mr. Perry was eligible for and elected to continue his health insurance pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 following the date of his termination, we were to pay the premiums until the earlier of (a) the expiration of the Perry Severance Term, or (b) the date on which Mr. Perry commenced employment with another employer who provides health insurance benefits at least as favorable as those provided by us; and

  immediate vesting and/or issuance of all unvested stock options, grants, rights or other equity.

On November 26, 2008, Mr. Perry was granted a total of 450,000 stock options, each entitling him to purchase one share of our Company’s common stock at an exercise price of $0.09 per share until November 23, 2013. Mr. Perry received 100,000 of these stock options in his capacity as a director of our Company. The balance of 350,000 options were granted to Mr. Perry in his capacity as an officer, subject to certain vesting conditions. At the time of his resignation as a director and officer of our Company, 150,000 options had not yet vested, but, in recognition of Mr. Perry’s significant contributions to our Company as a director and officer, our Board of Directors caused the vesting date to be accelerated to March 2, 2010.

2007 Performance Incentive Plan

On July 31, 2007, we adopted a performance incentive plan, or the 2007 Performance Plan, for the purpose of retaining and providing an incentive to certain key employees involved in restarting and commissioning the Johnson Camp Mine. In December 2008 and in March 2009, our Company revised certain targets or milestones, lowered the potential payout and modified the effective period of the plan. The 2007 Performance Plan covered the period of time from July 1, 2007, to April 30, 2009 and was based its payouts on the achievement of certain key targets and milestones associated with the restart and commissioning of the Johnson Camp Mine.

Our Compensation Committee was responsible for administering the 2007 Performance Plan, including selecting the employees eligible to participate therein, determining their participation level and establishing key target dates for payments to be made under the 2007 Performance Plan.

Under the 2007 Performance Plan, the achievement of targets or milestones was not on an “all or nothing” basis. If a milestone was achieved later than the target date set by the Compensation Committee, it will still have been achieved; however, it will have been achieved at less than 100%. The level of achievement reached with respect to the established targets or milestones was determined by the Chief Executive Officer and President, subject to approval by the Compensation Committee

In August, 2007, the Compensation Committee selected the employees entitled to participate in the 2007 Performance Plan and set the key target dates and payout levels under the 2007 Performance Plan. John Perry, our former President and Chief Executive Officer until his resignation effective February 16, 2010, and Erland A. Anderson, our former Executive Vice President and Chief Operating Officer, until his resignation effective January 12, 2009, were both participants under the 2007 Performance Plan and were entitled to a maximum payout of up to 110% of their base salary during the plan period if all targets or milestones are met at 100%. Upon appointment as Vice President and Chief Financial Officer on January 8, 2008, Wayne Morrison was also selected to participate in the 2007 Performance Plan. He was entitled to a maximum payout of up to 80% of his base salary during the remaining plan period if all targets or milestones are met at 100%. Various other employees participated in the 2007 Performance Plan at lower percentages. In June 2009, after a review of the milestones and our Company’s success in achieving them, the Compensation Committee determined that the 2007 Performance Plan payout to be $417,141. As of December 31, 2009, the entire amount of the payout remains unpaid.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 15, 2010 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 171,386,059 shares of common stock outstanding as of March 15, 2010.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 15, 2010, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of March 15, 2010
Name and Address of Beneficial Owner(1)	Shares		Percent
Named Executive Officers and Directors(2)
Ronald A. Hirsch Chairman	8,122,675	(4)	7.3%
Stephen D. Seymour Director	5,490,519	(5)	4.9%
Douglas P. Hamilton Director	366,666	(6)	0.3%
John F. Cook Director	587,109	(7)	0.5%
T. Sean Harvey Director	823,416	(8)	0.7%
Randy L. Davenport(8) Chief Executive Officer	408,333	(9)	0.4%
Wayne M. Morrison(11) Vice President, Chief Financial Officer, Secretary and Treasurer	319,999	(10)	0.3%
Directors and Executive Officers as a Group (Seven Persons)	16,204,046	(11)	14.4%

Notes

(1)

Under Rule 13d–3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on March 15, 2010.

(2)	The address of the executive officers and directors is c/o Nord Resources Corporation, 1 West Wetmore Road, Suite 203, Tucson, Arizona, 85705.
(3)	Mr. Davenport was appointed Chief Executive Officer on February 16, 2010.
(4)	Includes 408,334 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(5)

Includes 458,334 shares of common stock that may be acquired pursuant to options exercisable within 60 days. Also includes 1,575,000 shares of common stock held by Mr. Seymour as a co–trustee of a trust, and 36,300 owned by his spouse. Mr. Seymour disclaims beneficial ownership of the 36,300 shares of common stock owned by his spouse.

(6)	Includes 333,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(7)

Includes 141,491 outstanding shares of common stock, all of which are owned by Tormin Resources Limited, a company owned and controlled by Mr. Cook. Also includes 366,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(8)	Includes 93,750 shares of common stock that may be acquired pursuant to warrants, and 166,667 shares of common stock that may be acquired pursuant to options, in each case exercisable within 60 days.
(9)	Includes 166,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(10)	Includes 216,666 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(11)

Consists of 2,149,997 shares of common stock that may be acquired pursuant to options, and 93,750 shares of common stock that may be acquired pursuant to warrants, in each case exercisable within 60 days.

The following table sets forth, as of March 15, 2010, certain information regarding beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

		Common Stock Beneficially Owned
Name and Address Of Beneficial			Percent of
Owner	Title of Class	Number of Shares	Class(1)
Ross J. Beaty 864930 B. C. Ltd. 1550-625 Howe Street Vancouver, B.C. Canada V6C 2T6	Common Stock	68,500,000(2)	47.3%
Riaz Shariff 1704 Al Moosa Tower 1 Sheikh Zayed Road Dubai, U.A.E.	Common Stock	11,470,000(3)	9.9%
Sprott Asset Management South Tower Royal Bank Plaza 200 Bay Street SL Level Toronto, ON Canada, M5J 2J5	Common Stock	8,984,250 (4)	7.9%
RBC Global Resources Fund 200 Bay Street Toronto, ON Canada, M5J 2J5	Common Stock	6,900,000 (5)	6.1%

Notes

(1)

Applicable percentage of ownership is based on 171,386,059 shares of common stock outstanding as of March 15, 2010 together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2010, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2010, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 34,250,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.
(3)	Includes 5,750,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.
(4)	Includes 3,718,150 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.
(5)	Includes 2,300,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our last fiscal year, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our Company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year–end for the last two completed fiscal years.

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

Malachite. A monoclinic mineral, Cu2 CO3 (OH)2. It can be dimorphous with georgeite, and occurs with azurite (a monoclinic mineral, Cu3 (OH)2 (CO3 )2) in oxidized zones of copper deposits. Dimorphism describes the property of a chemical compound to crystallize in either of two different crystal structures.

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

We appointed Mayer Hoffman McCann P.C. to serve as our independent auditors for the years ended December 31, 2009 and December 31, 2008. We have not retained the services of any other independent auditors. Mayer Hoffman McCann P.C. performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2009 and December 31, 2008:

Audit Fees

2009	2008
$386,850	$292,085

Audit Related Fees

2009	2008
None	None

Audit Fees, of which 100% thereof were approved by the Company’s audit committee, consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Mayer Hoffman McCann P.C. in connection with statutory and regulatory filings or engagements.

Tax Fees

2009	2008
$70,095	$36,730

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2009	2009
None	None

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

10.68	Agreement to Purchase Royalty dated as of March 31, 2009 between Nord Resources Corporation and IRC Nevada Inc.(35)
10.69	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(35)
10.70	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010(36)
Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer: Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)
Consents of Experts and Counsel
23.1	Consent of Mayer Hoffman McCann P.C. (36)
Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(36)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(36)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002(36)
Additional Exhibits
99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan(8)
99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 6, 2008.

(9)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(28)	Incorporated by reference from our Form SB–2, filed with the SEC on October 19, 2007.

(29)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(30)	Incorporated by reference from our current report on Form 8–K dated June 30, 2008 and filed with the SEC on July 7, 2008.

(31)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended June 30, 2008, filed with the SEC on August 14, 2008.

(32)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(33)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(34)	Incorporated by reference from our current report on Form 8–K dated November 25, 2008 and filed with the SEC on November 28, 2008.

(35)	Incorporated by reference from our annual report on Form 10–K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.

(36)	Filed herewith.

FINANCIAL STATEMENTS FILED AS PART OF
THIS ANNUAL REPORT ON FORM 10–K

Index
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets as of December 31, 2009 and 2008	F–2 / F–3
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	F–4
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	F–5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F–7
Notes to Consolidated Financial Statements	F–8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nord Resources Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Nord Resources Corporation and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Nord Resources Corporation and Subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company reported net income of $392,438 during the year ended December 31, 2009 and a net loss of $5,038,374 during the year ended December 31, 2008. In addition, as of December 31, 2009 and 2008, the Company reported a deficit in net working capital of $(7,652,818) and $(2,849,660), respectively, and reported net cash used by operating activities of $(5,487,764) and $(4,262,344) for the years ended December 31, 2009 and 2008, respectively. As discussed in Note 2 to the consolidated financial statements, the Company’s significant historical operating losses, lack of liquidity, and inability to make the principal and interest payment due on March 31, 2010 under the terms of the Amended and Restated Credit Agreement with its senior lender raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.
Mayer Hoffman McCann P.C.
Phoenix, Arizona

March 31, 2010

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$1,298,138	$4,465,245
Accounts receivable	781,393	320,493
Inventories	15,685,103	221,271
Current portion of derivative contracts	–	9,604,405
Prepaid expenses and other	71,778	360,901

Total Current Assets	17,836,412	14,972,315

Property and Equipment, at cost:
Property and equipment	47,227,963	4,657,929
Less accumulated depreciation, depletion, and amortization	(4,358,804)	(1,614,405)
	42,869,159	3,043,524
Construction in progress	–	36,944,454
Net Property and Equipment	42,869,159	39,987,978

Other Assets:
Restricted cash and marketable securities	686,476	2,220,138
Derivative contracts, less current portion	–	9,549,697
Debt issuance costs, net of accumulated amortization	813,483	877,249
Total Other Assets	1,499,959	12,647,084

Total Assets	$62,205,530	$67,607,377

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Continued)

	At December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,952,694	$9,694,716
Accrued expenses	1,900,720	887,438
Current portion of deferred revenue	306,117	–
Current maturities of accrued interest	185,802	265,442
Current maturities of long–term debt	7,160,394	6,666,667
Current maturities of derivative contracts	7,967,695	299,717
Current maturities of capital lease obligation	15,808	7,995

Total Current Liabilities	25,489,230	17,821,975

Long–Term Liabilities:
Derivative contracts, less current maturities	5,101,263	137,367
Long–term debt, less current maturities	16,097,432	18,333,333
Capital lease obligation, less current maturities	27,087	45,015
Deferred revenue, less current portion	4,544,567	–
Accrued interest, less current maturities	–	729,965
Accrued reclamation costs	157,580	144,256
Other	884,987	47,103

Total Long–Term Liabilities	26,812,916	19,437,039

Total Liabilities	52,302,146	37,259,014

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 200,000,000 shares authorized, 110,435,586 and 69,493,635 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	1,104,356	694,936
Additional paid–in–capital	121,488,765	109,940,000
Accumulated deficit	(99,620,778)	(100,013,216)
Accumulated other comprehensive income (loss)	(13,068,959)	19,726,643

Total Stockholders’ Equity	9,903,384	30,348,363

Total Liabilities and Stockholders’ Equity	$62,205,530	$67,607,377

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Net sales	$19,909,753	$8,155,820
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	14,506,182	8,795,628
Operating expenses (includes stock based compensation of $369,108 and $601,137, respectively)	2,830,264	3,701,083
Write–down of inventory to net realizable value	–	530,964
Depreciation, depletion and amortization	1,431,040	251,487
Income (loss) from operations	1,142,267	(5,123,342)
Other income (expense):
Interest expense	(2,142,005)	(408,202)
Write-off of speculative mineral properties	–	(406,838)
Miscellaneous income	1,392,176	900,008
Total other income (expense)	(749,829)	84,968
Income (loss) before income taxes	392,438	(5,038,374)
Provision for income taxes	–	–
Net income (loss)	$392,438	$(5,038,374)
Net income (loss) per basic and diluted share of common stock:
Weighted average number of basic common shares outstanding	76,415,799	67,824,759
Basic earnings (loss) per share of common stock	$0.01	$(0.07)
Weighted average number of diluted common shares outstanding	78,370,270	67,824,759
Diluted earnings (loss) per share of common stock	$0.01	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Accumulated
			Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Common Stock		Capital	Deficit	Income (loss)	Equity
	Shares	Amount

Balance at December 31, 2007	66,659,224	$666,592	$108,439,030	$(94,974,842)	$(9,183,428)	$4,947,352
Comprehensive income (loss):
Net loss	–	–	–	(5,038,374)	–	(5,038,374)
Unrealized mark to market adjustment of cash flow hedges	–	–	–	–	27,900,446	27,900,446
Realized gain from cash flow hedges	–	–	–	–	1,531,202	1,531,202
Ineffective portion of copper hedges transferred to miscellaneous income	–	–	–	–	(521,577)	(521,577)
Comprehensive income	–	–	–	–	–	23,871,697
Stock options issued for Coyote Springs	–	–	51,040	–	–	51,040
Exercise of warrants	2,540,000	25,400	676,600	–	–	702,000
Common stock issued for deferred stock units	44,411	444	(444)	–	–	–
Compensation expense from issuance of stock options			471,137			471,137
Modification of warrants	–	–	125,137	–	–	125,137
Exercise of stock options	250,000	2,500	47,500	–	–	50,000
Compensation from issuance of deferred stock units	–	–	130,000	–	–	130,000
Balance at December 31, 2008	69,493,635	694,936	109,940,000	(100,013,216)	19,726,643	30,348,363
Comprehensive loss:
Net income	–	–	–	392,438	–	392,438
Unrealized mark to market adjustment of cash flow hedges, net	–	–	–	–	(31,785,976)	(31,785,976)
Net realized losses from cash flow hedges	–	–	–	–	(380,982)	(380,982)
Effective portion of copper hedges transferred to net sales	–	–	–	–	643,287	643,287
Effective portion of copper hedges transferred to capitalized mine development costs	–	–	–	–	(271,897)	(271,897)
Ineffective portion of copper hedges transferred to miscellaneous income	–	–	–	–	(1,366,908)	(1,366,908)
Effective portion of interest rate swap transferred to interest expense	–	–	–	–	366,874	366,874
Comprehensive loss	–	–	–	–	–	(32,403,164)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Continued)

					Accumulated
			Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Common Stock		Capital	Deficit	Income (loss)	Equity

	Shares	Amount

Compensation expense from issuance of stock options	–	–	239,108	–	–	239,108
Exercise of stock options	356,670	3,567	47,701	–	–	51,268
Common stock issued to settle outstanding claims	506,329	5,063	194,937	–	–	200,000
Common stock issued in private placement (net of offering costs of $762,191)	40,000,000	400,000	10,837,809	–	–	11,237,809
Common stock issued for deferred stock units	78,952	790	(790)	–	–	-
Issuance of warrants to Nedbank Limited	–	–	100,000	–	–	100,000
Compensation expense from issuance of deferred stock units	–	–	130,000	–	–	130,000

Balance at December 31, 2009	110,435,586	$1,104,356	$121,488,765	$(99,620,778)	$(13,068,959)	$9,903,384

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$392,438	$(5,038,374)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	1,431,040	251,487
Accretion expense on reclamation costs	13,324	13,115
Amortization of debt issuance costs	244,695	239,772
Write–off of speculative mineral properties	–	406,838
Write–down of inventory to net realizable value	–	530,964
Accretion of modification of warrants	–	125,137
Issuance of deferred stock units for services rendered	130,000	130,000
Issuance of stock options for services rendered	239,108	471,137
Gain on sale of cash flow hedges – ineffective portion	(1,366,908)	(521,577)
Loss on settlement of cash flow hedges – effective portion	643,287	–
Payments on settlement of effective cash flow hedges	(886,625)	–
Changes in assets and liabilities:
Accounts receivable	(460,900)	(176,481)
Inventories	(13,912,676)	(741,155)
Prepaid expenses and other assets	289,123	(292,889)
Accounts payable	5,826,063	692,690
Deferred revenue	(99,316)	–
Other liabilities	(12,116)	–
Accrued interest	1,028,417	–
Accrued expenses and other liabilities	1,013,282	(353,008)

Net Cash Used By Operating Activities	(5,487,764)	(4,262,344)

Cash Flows From Investing Activities:
Decrease in restricted cash and marketable securities	1,533,662	1,466,338
Capital expenditures	(12,653,359)	(881,196)
Proceeds from the sale of ineffective cash flow hedges	872,517	1,531,202
Construction in progress	–	(17,473,989)

Net Cash Used By Investing Activities	(10,247,180)	(15,357,645)

Cash Flows From Financing Activities:
Debt issuance costs	(80,929)	–
Principal payments on notes payable	(3,580,196)	–
Proceeds from issuance of notes payable	–	20,000,000
Proceeds from the sale of royalty interest	4,950,000	–
Proceeds from issuance of common stock and warrants	11,237,809	–
Principal payments on capital lease	(10,115)	(35,676)
Proceeds from exercise of stock options	51,268	50,000
Proceeds from exercise of warrants	–	702,000

Net Cash Provided By Financing Activities	12,567,837	20,716,324

Net Increase (Decrease) in Cash and Cash Equivalents	(3,167,107)	1,096,335

Cash and Cash Equivalents at Beginning of Year	4,465,245	3,368,910

Cash and Cash Equivalents at End of Year	$1,298,138	$4,465,245

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,080,741	$43,293
Income taxes	–	–

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Nord Resources Corporation and Subsidiary (the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. In July 2007, the Company commenced the reactivation of the Johnson Camp Mine. The Company commenced copper cathode production from leaching existing old dumps in January 2008. The Company commenced mining of new ore upon completion of the reactivation work in January 2009, and commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. The Company achieved commercial copper cathode production from newly-mined ore on April 1, 2009 and entered the production stage, following substantial completion of the testing and development phase.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company’s continuation as a going concern is dependent upon its ability to meet its obligations under its Credit Agreement with Nedbank and to produce copper to sell at a level where the Company becomes profitable. The Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. The Company’s ramp up of production since the commencement of commercial production has been slower than originally forecasted. Consequently, the Company has been required to raise additional capital through the sale of equity and the sale of a royalty interest in the Johnson Camp Mine. As of March 31, 2010, the Company has not reached the production level necessary to breakeven from a cash flow perspective and, as a result, was unable to make the approximate $2,175,000 principal and interest payment due on March 31, 2010 under the terms of the amended and restated credit agreement with its senior lender, Nedbank. Accordingly, the Company and Nedbank have entered into a forbearance and extension agreement dated March 30, 2010 that allows the Company a forbearance and extension period of 21 days such that the parties can negotiate an amendment to the agreement as it pertains to the March 31, 2010 payment and other terms thereunder. The Company is also evaluating a variety of other alternatives to improve its liquidity.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves and the recovery rate of the Johnson Camp Mine that are the basis for future cash flow estimates; reclamation obligations; asset impairment (including long–lived assets and investments); valuation allowances for deferred tax assets; disclosures and reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As required by the Credit Agreement with Nedbank Limited (“Nedbank”) dated June 28, 2007 (the “Credit Agreement”), the Company is required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. During 2008, this requirement was clarified and the Company now believes that it is not required to maintain the Debt Service Reserve Balance until it is in the financial position to fund such an account. The balance at December 31, 2008, reflects proceeds received from the close–out of a portion of the Company’s hedge position. This amount was reclassified to unrestricted cash in the first quarter of 2009. The Company maintained restricted cash balances of $0 and $1,533,662 at December 31, 2009 and 2008, respectively. Marketable securities at December 31, 2009 and 2008, consist of certificates of deposit (“CDs”) which are considered held-to-maturity securities and are stated at amortized cost of $686,476 on the consolidated balance sheet. The CDs expired in December 2009 and were simultaneously renewed for a 12 month period, extending their maturity date to December 2010. The CDs carried a stated interest rate of 2.03% per annum which was dropped to .40% upon renewal. All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under the applicable guidance related to the accounting for certain investments in debt and equity securities. Management determines the appropriate classification of the Company’s investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2009 and 2008.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer.

Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories and classified as “inventories” on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of income (loss) from operations. The current portion of inventories is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified as long–term. The major classifications of inventories are as follows:

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

The estimates of recoverable copper on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover substantially all of the recoverable pounds in the first year of leaching.

Although the quantities of recoverable copper placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of copper actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write–downs to net realizable value are accounted for on a prospective basis.

In–process Inventory

In–process inventories represent materials that are currently in the process of being converted to a saleable product. The Company utilizes a solvent extraction electrowinning process to extract the copper from the ore. In–process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In–process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mine, stockpiles and/or leach pads plus the in–process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished Goods Inventory

Finished goods represent saleable copper cathodes. Finished goods are valued at the weighted average cost of source material or net realizable value.

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Derivative Instruments and Hedging Activities

In connection with the Credit Agreement with Nedbank, the Company is required to maintain a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. These contracts are carried on the consolidated balance sheet at their estimated fair value. As these contracts have been designated as cash flow hedges, the changes to their fair value are currently reflected in accumulated other comprehensive income (loss) within the consolidated statement of changes in stockholders’ equity (deficit). As of December 31, 2009 and 2008, the fair value of the forward contracts was a liability of $(12,726,715) and an asset of $19,154,102, respectively. In order to continue to account for the forward contracts as cash flow hedges, the Company must test the effectiveness of the contracts to properly hedge the volatility in the price of copper for which the Company sells its copper production. The Company performs this test on a quarterly basis with the unrealized and/or realized gains(losses) of hedges determined to be ineffective reclassified from other comprehensive income (loss) to miscellaneous income (loss) upon determination of their ineffectiveness.

During 2008, the Company entered into a contract to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the terms of the interest rate swap contract, the Company receives the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from the Company. The contract is carried on the consolidated balance sheet at its estimated fair value. As this contract was designated as a cash flow hedge, changes to the fair value of this contract are reflected in accumulated other comprehensive income (loss). As of December 31, 2009, the carrying value of the interest rate swap derivative liability was $(342,243). The increase in fair value (decrease in liability) from December 31, 2008 was recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. As of December 31, 2008, the carrying value of the interest rate swap derivative liability was $(437,084). The decrease in fair value (increase in liability) from the contract’s inception was recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. In order to continue to account for the interest rate swap as a cash flow

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hedge, the Company must test the effectiveness of the contract to properly hedge the interest rate risk associated with the Nedbank Credit Facility. The Company performs this test on a quarterly basis, and with the exception of the notional amount of the interest rate swap, which is currently less than the principal balance of the Nedbank Credit Facility, all other critical terms of the interest rate swap match those of the Facility. Accordingly, the Company has determined that 100% of the interest rate swap has functioned as an effective hedge since its inception, with the related quarterly settlements being transferred from accumulated other comprehensive income (loss) to interest expense and the changes in fair value of the interest rate swap deferred in accumulated other comprehensive income (loss).

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The provisions of this guidance were adopted by the Company on January 1, 2008. In February 2008, the FASB staff issued additional guidance which delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted those provisions that relate to nonfinancial assets and liabilities on January 1, 2009.

In October 2008, the FASB issued guidance for determining the fair value of a financial asset when the market for that asset is not active. This guidance states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. This guidance was effective upon issuance and did not have a material impact on the Company.

The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The following table sets forth the financial assets and liabilities within the consolidated balance sheet as of December 31, 2009 and 2008 measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total	Level 1	Level 2	Level 3
December 31, 2009
Liabilities:
Derivative contracts – copper cash flow hedges, net	$(12,726,715)	–	$(12,726,715)	–
Derivative contract – interest rate swap contract	$(342,243)	–	$(342,243)	–

December 31, 2008
Assets:
Derivative contracts – copper cash flow hedges, net	$19,154,102	–	$19,154,102	–
Liabilities:
Derivative contract – interest rate swap contract	$(437,084)	–	$(437,084)	–

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

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During 2009 the Company incurred debt issuance costs of $180,929, consisting of $100,000 which represented the estimated fair value of warrants issued to Nedbank upon the March 2009 debt modification and $80,929 of legal expenses. The debt issuance costs incurred during 2009 and prior periods are being amortized over the term of the related Nedbank financing facility using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $565,119 and $320,424 at December 31, 2009 and 2008, respectively. Unamortized debt issuance costs were $813,483 and $877,249 at December 31, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at exploration, development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after the existence of proven and probable reserves have been established. Development costs include costs incurred resulting from mine preproduction activities undertaken to gain access to proven and probable reserves including ramps, permanent excavations, infrastructure, removal of overburden and the substantial completion of the testing phase of the mining and ore processing activities. Additionally, interest expense allocable to the cost of developing mining properties and of constructing new facilities is capitalized until the assets are ready for their intended use. Accordingly, the Company capitalized $359,167 and $995,407 of interest costs incurred during the years ended December 31, 2009 and 2008, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance are expensed as incurred. Depreciation for mining life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production method based on total estimated recoverable proven and probable copper reserves. Development costs and acquisition costs for proven and probable reserves that relate to a specific ore body are depleted using the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the recoverable copper from the ore body, at which time it is allocated to inventory cost and ultimately included as a component of operating expenses. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 16 years for buildings, 3 to 6 years for machinery and equipment, and 3 to 5 years for mobile equipment. During 2008, depreciation and amortization was only recorded on in-service machinery and equipment involved in the processing of ore from residual leaching and on mobile equipment and vehicles used in the general operation of the facility.

Long–Lived Assets

The Company reviews and evaluates its long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2009 and 2008.

Reclamation Costs

Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews its asset retirement obligation, on an annual basis, unless a triggering event occurs that requires a more frequent evaluation. The asset retirement obligation at the mine site is accounted for in accordance with applicable GAAP for accounting for asset retirement obligations.

Stock Based Compensation

The Company accounts for its awards of stock based compensation under the fair value recognition provisions of applicable GAAP. The Company has granted incentive and non–qualified stock options to its employees and directors under the terms of its 2006 Stock Incentive Plan. The Company has also

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

granted non–qualified, non–plan stock options, which have been authorized by the Company’s board of directors. Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant.

Net Income (Loss) per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants. Outstanding options and warrants to purchase 18,782,357 and 23,395,025 shares of common stock for the years ended December 31, 2009 and 2008, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti–dilutive.

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

Accumulated Other Comprehensive Income (Loss)

In addition to net income (loss), accumulated other comprehensive income (loss) includes all changes in equity during a period, including the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.

Recently Issued Accounting Guidance

Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the U.S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Codification is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date to January 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). With the adoption of new accounting rules, fair value is now determined as an exit price, representing the price that would be received in an orderly transaction between market participants based on the highest and best use of the asset, rather than as the result of an internally-generated cash flow analysis. The Company adopted this standard effective January 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on interim disclosures about the fair value of financial instruments. The provisions of the guidance require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance became effective for interim reporting periods ending after June 15, 2009. The Company adopted the disclosure provisions of this standard effective April 1, 2009.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments. The standard makes the guidance more operational and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance became effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of this standard effective April 1, 2009 which did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance addresses the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency, provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value cannot be determined, use of the guidance under accounting for contingencies, and reasonable estimation of the amount of a loss must be followed. This guidance was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance became effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of this standard effective April 1, 2009 which did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets, in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued an amendment on the de-recognition guidance of accounting for transfers of financial assets and the elimination of the exemption from consolidation for qualifying special-purpose entities. The guidance is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of the guidance to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued guidance on consolidation applicable to variable interest entities. The provisions of the standard significantly affect the overall consolidation analysis. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The guidance will be effective for the Company beginning in 2010. The Company does not expect the provisions of the guidance to have a material effect on the financial position, results of operations or cash flows of the Company.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, the FASB issued guidance on the fair value measurement of liabilities and provided clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The guidance is effective for the first reporting period, including interim periods, beginning after issuance. The guidance will be effective for the Company beginning in 2010. The Company does not expect the provisions of the guidance to have a material effect on its consolidated financial statements.

In December 2009, the FASB issued guidance changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design; and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company does not expect the provisions of the guidance to have a material effect on its consolidated financial statements.

In January 2010, the FASB issued guidance to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of the provisions of the guidance did not have a material effect on its consolidated financial statements.

In January 2010, the FASB issued guidance that clarifies the scope of a decrease in ownership provisions that applies to: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture). The standard also clarifies that the decrease in ownership guidance does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The standard expands the disclosure requirements about de-consolidation of a subsidiary or de-recognition of a group of assets to include: the valuation techniques used to measure the fair value of any retained investment; the nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and whether the transaction that resulted in the de-consolidation or de-recognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The guidance is effective beginning in the period that an entity adopts the guidance on non-controlling interests in consolidated financial statements. If an entity had previously adopted the guidance, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. This guidance should be applied retrospectively to the first period that an entity adopts the standard. The adoption of the provisions of the guidance did not have a material effect on its consolidated financial statements.

In January 2010, the FASB issued guidance improving disclosures about fair value measurements. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value measurement as set forth in the ASC. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the guidance now requires:

  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
  In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, the guidance clarifies the requirements of the following existing disclosures:

  For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and
  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

The Company is currently assessing the impact of the adoption of the provisions of the guidance on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3.	INVENTORY

Inventory is as follows:

	At December 31
	2009	2008

Copper in process	$15,072,292	$79,217
Finished goods	64,967	62,490
Material and supplies	547,844	79,564

Total	$15,685,103	$221,271

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s inventories are carried at the lower of cost or net realizable value. Cost for the product inventory is valued using the weighted average cost of production and includes all costs of purchase, costs of conversion (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. During 2008, the Company recorded write–downs of $530,964 in cost applicable to sales to reduce the carrying value of inventories to net realizable value. There were no write-downs of inventory during the year ended December 31, 2009.

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

Risk–free interest rate	1.7%
Expected life	.5 years
Expected volatility	74% to 75%
Expected dividend yield	0%

The warrants expired unexercised in November 2008.

5.	MINE DEVELOPMENT COSTS

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

Production of Copper from Old Dumps

The Company commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Accordingly, the attainment of the production stage from residual leaching operations was achieved effective February 1, 2008. Until December 31, 2008, the capitalized costs incurred in the development and testing of the old dumps were being amortized on a straight-line basis over the expected life of production of existing ore on the old dumps which was estimated to be 5 years. In January 2009, management revised its estimate of the expected life of production from the old dumps to 3 years. Consequently the unamortized balance as of December 31, 2008 in the amount of $468,034 is being amortized on a straight-line basis over the remaining 2 years. During 2009 and 2008, the Company amortized $234,017 and $104,731, respectively, in mine development costs from old dumps to cost of goods sold which is included in depreciation, depletion and amortization expense. The balance of the mine development costs, net of accumulated amortization, for old dumps was $234,017 as of December 31, 2009.

Production of Copper from Mining of New Ore

As a result of the development and testing of mining operations for the production of new ore, the Company began producing a nominal amount of copper cathode from newly-mined ore in February 2009. The Company achieved commercial production from the mining of new ore, which was based upon substantial completion of the testing and development phase, on April 1, 2009. Upon the achievement of

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commercial production from the mining of new ore, the costs to operate the mine were expensed as incurred and the capitalized mine development costs associated with the production of copper from the mining of new ore commenced being amortized over the life of the mine based on a “units of production” method. During 2009, the Company capitalized $1,526,317 of mine development costs which was net of revenues in the amount of $470,340 realized from the sale of 280,728 pounds of incidental copper cathode produced during the testing and development phase and $271,897 from the settlement of copper derivatives related to this nominal production. As the Johnson Camp Mine attained the production stage on April 1, 2009, subsequently, no mine development costs were capitalized. During 2009, the Company amortized $97,956 in mine development costs from the development and testing of mining operations of new ore which is included in depreciation, depletion and amortization expense. The balance of the mine development costs, net of accumulated amortization, for development and testing of mining operations of new ore was $1,743,124 as of December 31, 2009.

6.	PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	At December 31,
	2009	2008

Land	$98,094	$98,094
Buildings	2,071,618	1,223,691
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	314,763
Mining and other equipment	42,749,137	2,553,347
Construction in Progress	–	36,944,454
Total	$47,227,963	$41,602,383

Accumulated deprecation, depletion and amortization	(4,358,804)	(1,614,405)
Net property and equipment	$42,869,159	$39,987,978

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $1,431,040 and $251,487 for the years ended December 31, 2009 and 2008, respectively. Construction in progress represents costs capitalized to complete the refurbishment and reactivation of the Johnson Camp Mine to get it ready for its intended use. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of a primary stage crusher, and the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment; and (d) other project-related items. During 2009, the Company transferred approximately $41,300,000 in mining equipment from construction in progress to property and equipment and began depreciating these assets.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2009	2008

Accrued payroll expense	$812,517	$827,664
Accrued copper hedge payable	672,072	–
Other accrued liabilities	416,131	59,774

Total	$1,900,720	$887,438

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	LONG–TERM DEBT

Long–term debt consists of the following:

	At December 31,
	2009	2008

Project Financing Facility	$23,257,826	$25,000,000
Less current maturities	(7,160,394)	(6,666,667)

Total	$16,097,432	$18,333,333

Project Financing Facility

In March 2009, the Company agreed to amend and restate its $25 million credit agreement with Nedbank. Payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013; the payments scheduled to be paid on March 31 and June 30, 2009 (the “Deferred Payments”) have been deferred until December 31, 2012 and March 31, 2013, respectively. The loan bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 6.06% (6.34% at December 31, 2009). The margin will be reduced by 1.75% if the Company prepays the deferred payments, and will be reduced by an additional 0.5% upon completion of the ramp up of mining operations at the Johnson Camp Mine, as defined in the amended and restated credit agreement, which is currently scheduled for the second quarter of 2010.

Under the amended and restated credit agreement (“Credit Agreement”), the Company may sell certain copper price hedging instruments that it currently holds under copper price hedging agreements maturing on October 1, 2010 or later, if the net proceeds to the Company will be more than $2.2 million. If the Company elects to do so, it will be required to set aside $2.2 million in a segregated account to fund its debt service obligations under the credit facility. The existing loan will then be separated into two tranches, whereby the first tranche will be equal to the aggregate principal amount then outstanding minus $2.2 million, which will be the principal amount of the second tranche. The second tranche will be subject to an interest rate of LIBOR plus 5.00% per annum and scheduled for repayment on March 31, 2013. However, if the Company prepays the Deferred Payments, the second tranche will be amortized in equal portions over the number of quarters remaining until March 31, 2013. As of December 31, 2009, these copper price hedges have not been sold.

From the inception of the loan through June 30, 2009, the Company had accrued $1,838,022 in interest on the loan which has been incorporated into the principal balance of the loan in accordance with the credit agreement, as amended and restated, with Nedbank. Under the amended and restated credit agreement dated March 31, 2009, the maturities on the project financing facility, including capitalized interest, will be as follows:

2010	7,160,394
2011	7,160,394
2012	7,160,394
2013	1,776,644
Total	$23,257,826

The project financing facility (Credit Agreement) is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2010, the Company must comply with certain financial covenants as defined within the amended and restated credit agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In consideration of Nedbank’s agreement to amend and restate the credit agreement, the Company issued 731,480 common stock purchase warrants to N.B.S.A. Limited, a company affiliated with Nedbank. Each warrant is exercisable for two years and entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. The $100,000 value of the warrants, as determined pursuant to the Black-Scholes model, has been capitalized as debt issuance costs and is being amortized to interest expense over the remaining life of the related debt. For the year ending December 31, 2009, the Company recognized $18,750 in amortization expense related to this issuance, respectively.

The Company was unable to make the payments of principal and interest, in the respective amount of $1,789,201 and $456,612, due to Nedbank on September 30, 2009. On September 30, 2009, the Company entered into an extension agreement with Nedbank which allowed the Company additional time to arrange for financing. As the Company completed a $12,000,000 private placement financing on November 5, 2009, the September 30, 2009 principal and interest payment remained in unconditional forbearance as the parties continued to negotiate revisions to the related amended and restated credit agreement. The Company agreed to pay Nedbank additional interest at the rate of 3% per annum on the outstanding amount of the loan until the debt service payment that was due on September 30, 2009 was made in November 2009.

While the Company made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, they were unable to make the scheduled principal and interest payment that was due on March 31, 2010 in the approximate amount of $2,175,000. Accordingly, the Company and Nedbank have entered into an unconditional forbearance and extension agreement dated March 30, 2010 that allows the Company a forbearance period of 21 days to negotiate an amendment to the credit agreement as it pertains to the March 31, 2010 payment and other terms therein. If upon expiration of the 21 day period, the Company has not been successful in amending the credit agreement, Nedbank will have full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceeds against the Johnson Camp Mine. During the forbearance period the interest rate on the outstanding debt and related accrued interest will be increased by 3.00%.

Note Payable With Mining Contractor

As of September 1, 2009, as approved by Nedbank, Fisher Industries, the Company’s mining contractor, agreed to defer $850,000 due them for a period of three years. The Company has agreed to pay Fisher, on a monthly basis, 12% per annum interest on the deferred payments. The Company may prepay the deferred payments at any time without penalty. As of December 31, 2009, the Company had accrued $59,500 in interest expense related to this loan.

9.	SALE OF ROYALTY

On March 31, 2009, the Company sold to IRC Nevada Inc. a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to IRC Nevada Inc., which are being calculated based on the revenue generated from the sale of copper, are being expensed in the period incurred. During 2009, the Company recognized $99,316 in revenue and recorded $489,150 in royalty expense related to this royalty within the consolidated statement of operations. Total deferred revenue is $4,850,684 as of December 31, 2009, of which $306,117 is expected to be amortized to revenue over the next twelve months.

10.	RECLAMATION COSTS

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates its asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. The Company estimates the aggregate undiscounted obligation to be approximately $400,000 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows are discounted at the Company’s estimated credit–adjusted, risk free interest rate of 10% over the estimated sixteen year life of the Johnson Camp Mine. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023 – 2024.

A reconciliation of the beginning and ending carrying amounts of the Company’s retirement obligation as of December 31, 2009 and 2008 is as follows:

	2009	2008
Liability, beginning of year	$144,256	$131,141
Accretion expense	13,324	13,115
Liability, end of year	$157,580	$144,256

11.	OTHER INCOME (EXPENSE)

Write-off of speculative mineral properties as of December 31, 2008 is comprised of the $400,836 and the $6,002 expenses to write–off the carrying amounts of the Coyote Springs and Mimbres speculative mineral property projects that were abandoned during the year ended December 31, 2008.

Other income as of December 31, 2009 and 2008 is comprised of the following:

	2009	2008

Royalty income	$–	$237,043
Interest income	25,268	126,017
Realized gain on ineffective copper hedges	1,366,908	521,577
Other	–	15,371

Total other income	$1,392,176	$900,008

In 2009, the Company restructured the operations of its decorative rock and aggregate operations and, as such, no longer receives a royalty upon sale of the related rock. Instead, the Company sells the rock itself and accounts for such sales as byproduct revenue in accordance with the applicable GAAP. Accordingly, the Company credited cost of goods sold for the net byproduct revenues generated from the operation in the amount of $435,933 for the year ended December 31, 2009.

12.	COPPER PRICE PROTECTION PROGRAM

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consists of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives do not require the physical delivery of copper cathode and are expected to be net cash settled upon maturity and/or settlement of the contracts. As of December 31, 2009, the estimated amount of copper production hedged was approximately 34% and 21% of the total estimated copper production for the years ending December 31, 2010 and 2011, respectively. The Company implemented

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the price protection program by entering into forward sales contracts for 4,560, 3,600, and 2,400 metric tons of London Metal Exchange cash settlement copper for 2009, 2010, and 2011, respectively, at a net forward price of $5,538, $4,841 and $4,413 per metric ton for the same periods. As of December 31, 2009, the Company has in place forward contracts of 3,600 and 2,400 metric tons for 2010 and 2011, respectively, at a net forward price of $4,841 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities with average strike prices of $8,523, and $8,723 per metric ton for the same periods, respectively, thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. The program requires no cash margins, collateral or other security from the Company.

These contracts are carried on the consolidated balance sheet at their fair value. As these contracts were designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income (loss). During 2009 and 2008, respectively, a decrease in fair value in the amount of ($31,880,817) and an increase in the amount of $29,868,732 was recorded as other comprehensive income (loss) in the consolidated balance sheets. During 2009 and 2008, contracts representing approximately 740 and 242 metric tons, respectively, of copper originally designated as cash flow hedges were reclassified to trading securities because the Company’s forecasted production of copper during the respective time periods no longer matched its hedged position, and, as such, the underlying derivative contracts were deemed to be ineffective. Accordingly, during 2009 and 2008, the proceeds from the sale of these contracts in the amount of $1,366,908 and $521,577, respectively, have been reclassified from accumulated other comprehensive income and reported within the consolidated statement of operation as miscellaneous income.

The Company’s inability to match its’ hedged position with actual production for the first six months of 2009 was primarily due to a delay in the completion of the reactivation work at the Johnson Camp Mine and ramp up issues experienced during the testing and development phase of the mine. The Company does not believe that either of these issues will have a long term impact on its ability to reach that amount of production that is hedged such that the hedging relationship between the actual amount of production hedged and the underlying derivatives is substantially maintained in the future in accordance with the requirements for hedge accounting under GAAP.

During 2008, the Company sold effective hedges in the amount of $1,009,625, the value of which continued to be reflected in accumulated other comprehensive income (loss) as of December 31, 2008, and was subsequently reclassified to the income statement during 2009 upon occurrence of the underlying forecasted transaction being hedged. As of December 31, 2009 and 2008, the fair value of the derivative was ($12,726,715) and $19,154,102, respectively. The amounts in accumulated other comprehensive income (loss) will be reclassified to the statement of operations upon the ultimate sale of the underlying hedged copper cathode or at the determination that the hedge is ineffective. Although this estimate is subject to changes in the forward price curve for copper, as of December 31, 2009, approximately ($7,653,709) of the amount deferred in accumulated other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

Fair Value of Copper Derivative Instruments

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
As of December 31, 2009

Commodity contracts	Current Liabilities	$7,653,709	Long Term Liabilities	$5,073,006

As of December 31, 2008

Commodity contracts	Current Assets	$9,604,405	Other Assets	$9,549,697

13.	INTEREST RATE SWAP CONTRACT

In November 2008, the Company entered into an interest rate swap agreement to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the terms of the interest rate swap contract, the Company receives LIBOR and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from the Company. Under the terms of the interest rate swap, settlements began on March 31, 2009 and occur every three months thereafter until the contract expires on September 28, 2012.

This interest rate swap agreement is carried on the consolidated balance sheet at its estimated fair value. As these contracts were designated as cash flow hedges, changes to the fair value of this agreement is reflected in accumulated other comprehensive income (loss). An increase (decrease) in fair value in the amount of $94,841 and ($437,084) was recorded as other comprehensive income (loss) in the consolidated balance sheets as of December 31, 2009 and 2008, respectively. The amount deferred will be reclassified to the statement of operations upon the ultimate payment of the interest expense on the Company’s credit agreement with Nedbank or by declaration that the interest rate swap is ineffective. During 2009, the Company made payments of $366,874 under the terms of the interest rate swap, all of which was determined to be an effective hedge and classified as interest expense. As of December 31, 2009 and 2008, the estimated fair value of the derivative was a liability of ($342,243) and ($437,084), respectively. Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of December 31, 2009, approximately $(313,986) of the deferral in accumulated other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

Fair Value of Interest Rate Swap Derivative Instruments

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
As of December 31, 2009

Interest rate swap contracts	Current Liabilities	$313,986	Long Term Liabilities	$28,257

As of December 31, 2008
Interest rate swap contracts	Current Liabilities	$299,717	Long Term Liabilities	$137,367

14.	ACCOUNTING FOR CASH FLOW HEDGES

In accordance with the requisite disclosure provisions for derivatives and hedging activities, the following represents the results of the Company’s hedging activities for its copper price protection program and its interest rate swap contract for the years ended December 31, 2009 and 2008.

Copper Price Protection Program

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended	Year Ended
	December 31 2009	December 31 2008
Effective Portion
Net gain (loss) deferred in accumulated other comprehensive income (loss) (AOCI)	$(31,880,817)	$29,347,155
Net loss recognized in copper sales	$(643,287)	$–
Net gain capitalized as preproduction costs	$271,891	$–

Ineffective Portion
Net gains recognized in miscellaneous income	$1,366,908	$521,577

Interest Rate Swap Contract

	Year ended	Year ended
	December 31 2009	December 31 2008
Effective Portion
Net gain (loss) deferred in AOCI	$94,841	$(437,084)
Loss recognized in interest expense	$(366,874)	$–

15.	SALES AGREEMENT

The Company has entered into a long term cathode sales agreement effective February 1, 2008, with Red Kite Master Fund Limited ("Red Kite") for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite will accept delivery of the cathodes at the Johnson Camp Mine, and pricing will be based on the average monthly COMEX price for high–grade copper. Accordingly, during the year ended December 31, 2009 and 2008, the Company sold approximately 8,371,933 (3,799 metric tons) and 2,901,613 pounds (1,316 metric tons) of copper cathode, respectively, to Red Kite under the terms of the agreement which represented 100% of the Company’s copper sales. In addition, amounts due from Red Kite comprised 91% and 53% of total accounts receivable as of December 31, 2009 and 2008, respectively.

16.	INCOME TAXES

The components of the provision for income taxes as of December 31, 2009 and 2008 are as follows:

	2009	2008

Current:
Federal	$137,353	$–
State	19,622	–
Total current income tax expense	156,975	–

Deferred:
Federal	(137,353)	–
State	(19,622)	–
Total deferred income tax expense	(156,975)	–

Total	$–	$–

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008

Federal statutory rate	35%	35%
State income taxes, net of federal benefits	5%	5%
Valuation allowance	(40)%	(40)%

Total	–%	–%

Significant components of deferred income taxes as of December 31, 2009 and 2008 are as follows:

	2009	2008

Net operating loss carry forwards	$28,559,000	$33,248,000
Capital loss carry forward	3,618,000	3,618,000
Other tax credits	1,540,000	1,540,000
Stock based compensation	692,000	584,000
Deferred gain on cash flow hedges	–	405,000
Accrued payroll expense	252,000	273,000
Unrealized loss on cash flow hedges	5,247,000	175,000
Inventory	219,000	121,000
Accrued reclamation expense	63,000	58,000
Other	20,000	25,000
Valuation allowance	(39,650,000)	(31,791,000)

Total deferred tax asset	560,000	8,256,000

Unrealized gain on cash flow hedges	–	(7,690,000)
Depreciation and amortization	(560,000)	(566,000)

Total deferred tax liability	(560,000)	(8,256,000)

Net deferred tax asset	$–	$–

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2009 and 2008 as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance in 2009 and prior years to offset the entire deferred tax asset arising from the tax loss carry forward and other temporary differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The net change in the valuation allowance was an increase and a decrease of $(7,859,000) and $3,926,000 in 2009 and 2008, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The tax benefits associated with employee exercises of non–qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce income taxes currently payable. However, no benefits were recorded to additional paid–in–capital in 2009 or 2008 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit.

At December 31, 2009, the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $79,600,000 and $15,500,000, respectively. The Company also had a capital loss carry forward of approximately $9,000,000 which can be utilized to offset capital gains and expires in 2011.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The NOL carry forwards expire in the years 2010 through 2029, and 2010 through 2014, for federal and state purposes, respectively. The Company believes that a change of control in accordance with section 382 of the Internal Revenue Code occurred on or before November 5, 2009, therefore, the Company’s ability to fully utilize its net operating loss carry forward in computing its taxable income will be limited to an annual maximum of the value of the Company just prior to the change in control multiplied by the long term tax exempt rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2006 – 2009 remain open to examination by the Internal Revenue Service of the United States.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) for the Company include net realized and unrealized gains (losses), transfers of effective and ineffective cash flow hedges, and mark–to–market adjustments on cash flow hedges.

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008

Balance, beginning of year	$19,726,643	$(9,183,428)
Unrealized losses on cash flow hedges	(31,785,976)	(437,084)
Unrealized gains on cash flow hedges	–	28,337,530
Realized gains (losses) on effective cash flow hedges	(380,982)	1,531,202
Realized gains transferred to mine development costs	(271,897)	–
Transfer of realized losses on effective cash flow hedges	1,010,161	–
Transfer of realized gains on ineffective cash flow hedges	(1,366,908)	(521,577)

Balance, end of year	$(13,068,959)	$19,726,643

18.	STOCKHOLDERS’ EQUITY

Authorized Shares

In October 2007, the stockholders adopted a resolution approving an amendment to the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. On June 29, 2009, the Company increased the number of authorized shares of Common Stock from 100,000,000 to 200,000,000.

Common Stock

On November 5, 2009, the Company completed an unregistered brokered private placement of 40 million units (the “Units”) for total gross proceeds to the Company of $12,000,000. In connection with the offering, the Company paid the agents of the offering a commission equal to $600,000, or 5% of the gross proceeds of the offering. After deducting additional offering expenses of $162,191, the Company received net proceeds of $11,237,809. Each Unit, priced at $0.30 per Unit, consists of one common share (each a “Share”) and one common share purchase warrant (each a “Warrant”). Each Warrant entitles the holder

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to purchase one additional common share of the Company at a price of $0.38 per share until June 5, 2012. The Warrants provide for adjustments in the event of stock dividends, subdivisions, consolidations, and other forms of capital reorganization. As of December 31, 2009, the total 40,000,000 warrants are still outstanding.

During 2009, 356,670 stock options were exercised resulting in net proceeds of $51,268 During 2008, 250,000 stock options were exercised at an exercise price of $50,000.

Deferred Stock Units

During the years ended December 31, 2009 and 2008, certain equity–based fees were paid to the Company’s non–executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non–executive directors exercised such rights in respect of the equity–based fees payable to them for 2009 and 2008. Accordingly, during 2009 and 2008, the Company credited a total of 341,317 and 315,807 DSUs, respectively, to its non–executive directors, and recognized compensation expense of $130,000 and $130,000, respectively, related to the issuance of these DSUs. During 2009 and 2008, 78,952 and 44,411 DSUs, respectively, were converted into common shares. As of December 31, 2009 and 2008, there were 733,601 and 471,236 DSUs outstanding, respectively.

As of December 31, 2009 and 2008, there were a total of 56,064,830 and 15,413,350 warrants, respectively, to purchase common shares of the Company at an average exercise price of $0.58 and $1.10 per share, respectively. As of December 31, 2009, 55,333,350 warrants expire in June 2012, and 731,480 warrants expire in March 2011.

19.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants outstanding. Total outstanding stock options and warrants to purchase shares of the Company’s common stock were 61,620,505 and 23,395,025 as of December 31, 2009 and 2008, respectively. Outstanding options and warrants to purchase 18,782,357 and 23,395,025 shares of common stock for the years ended December 31, 2009 and 2008, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. For the year ended December 31, 2009, 2,106,668 options and 40,731,480 warrants were included in the calculation of weighted average diluted common shares outstanding.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2009 and 2008:

	2009	2008
Numerator:
Net income (loss) available for common stock holders	$392,438	$(5,038,374)

Denominator:
Basic
Weighted average outstanding shares of common stock	76,415,799	67,824,759
Diluted
Warrants	625,584	–
Stock options	1,328,887	–
Common stock and common stock equivalents	78,370,270	67,824,759

Earnings Per Share:
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)

20.	STOCK–BASED COMPENSATION

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Options

There are 5,555,675 stock options outstanding at December 31, 2009, of which 1,281,674 are non–qualified; non–plan stock options and 4,274,001 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2009 to 2017.

During 2009, the Company granted 600,000 stock options to employees and recognized $239,108 in compensation expense. During 2008, the Company granted 1,810,000 stock options to employees and directors, granted 106,674 stock options to persons other than employees and directors and recognized $471,137 in compensation expense.

The following table summarizes annual activity for all stock options for each of the two years in the period December 31, 2009:

		Weighted Average
	Number of Options	Exercise Price

Options outstanding at December 31, 2007	6,615,001	$.71
Granted	1,916,674.14
Exercised	(250,000)	.20
Cancelled/Expired	(300,000)	.75

Options outstanding at December 31, 2008	7,981,675.59
Granted	600,000.23
Exercised	(356,670)	.14
Cancelled/Expired	(2,669,330)	.72

Options outstanding at December 31, 2009	5,555,675	$.51

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of December 31, 2009:

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
	Outstanding	in Years	Exercise Price	Intrinsic Value

Total stock options	5,555,675	4.4	$.51	$794,717
Exercisable stock options	4,095,677	4.7	$.65	$234,105

The market price of the Company’s common stock on December 31, 2009 was $.51 per share. The weighted average exercise price of the total and exercisable stock options was $.51 and $.65, respectively. Accordingly, the intrinsic value of such total stock options and exercisable stock options on December 31, 2009 was $794,717 and $234,105, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2009 was $81,834.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in unvested stock options for the years ended December 31, 2009 and 2008:

		Weighted Average
		Grant Date
	Number of Options	Fair Value

Non–vested options outstanding at December 31, 2007	1,800,000	$.57
Granted	1,916,674.08
Vested	(1,140,007)	.58
Cancelled/Forfeited	–	–

Non–vested options outstanding at December 31, 2008	2,576,667.20
Granted	600,000.14
Vested	(1,053,334)	.19
Cancelled/Forfeited	(663,335)	.43

Non–vested Options outstanding at December 31, 2009	1,459,998	$.08

The total grant date fair value of options vested during the year ended December 31, 2009 was $202,073. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of December 31, 2009, 1,459,998 stock options remained unvested, resulting in $31,358 in compensation expense to be recognized over the next 5 quarters.

The Company uses the Black–Scholes option pricing model to estimate the fair value of stock options granted. The expected forfeiture rate of 8% in 2009 and 2008 was based on historical employee turnover rates and included actual forfeitures of stock options due to the resignation of one of the Company’s officers. Management believes that the historical forfeiture rate is reflective of expected future forfeitures. The expected life of the options granted is estimated using the formula set forth in Securities and Exchange Commission SAB No. 107. The risk–free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The fair values for the stock options granted during 2009 and 2008 were estimated at the respective dates of grant using the Black–Scholes option pricing model with the following assumptions:

	2009	2008
Risk–free interest rate	1.1% to 1.4%	1.4% to 2.3%
Expected life	2.8 to 3.0 years	3.0 to 3.1 years
Expected volatility	97% to 104%	78% to 91%
Expected dividend yield	0%	0%

21.	COMMITMENTS AND CONTINGENCIES

Effective June 1, 2006, the Company entered into a lease agreement for office space in Tucson, Arizona. The amount of the lease was $4,000 per month, subject to 3% escalation per annum and rental tax, has a term of 5 years, and includes a right to terminate the lease at the end of the third year.

The following is a schedule of future minimum lease payments at December 31, 2009 under the Company’s operating lease that have initial or remaining non–cancelable lease terms in excess of one year:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,
2010	53,765
2011	22,513

Total	$76,278

Rental expense charged to operations was $93,285 and $67,570 for the years ended December 31, 2009 and 2008, respectively.

401(k) Retirement Plan

Effective March 7, 2008, the Company adopted a 401(k) Plan for all of its employees. Under the 401(k) Plan, when an employee meets certain eligibility requirements, the Company will make non-elective contributions in an amount equal to up to 4% of such employee’s eligible compensation, pursuant to the tax deferral “safe harbor” provided for in section 401(k) of the Internal Revenue Code. The Company recognized $128,445 and $32,003 of expense related to the 401(k) plan during the year ended December 31, 2009 and 2008, respectively.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Arizona Mine

In July 2004, the Company entered into an option agreement to acquire a 100% interest in four unpatented mining claims in Cochise County, Arizona, known as the “Texas Arizona Mine”. The Company paid $980 to acquire the option and agreed to pay $10,000 within four years to acquire the Texas Arizona Mine. During 2008, the Company paid $10,000 to the owners of the Texas Arizona Mine. Both of the payments have been included in property and equipment in the accompanying consolidated balance sheet.

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

Performance Incentive Plan

During 2007, the Company adopted a performance incentive plan, or the Performance Plan, for the purpose of retaining and providing an incentive to certain key employees involved in restarting and commissioning the Johnson Camp Mine. In December 2008, the Company revised certain targets or milestones, lowered the potential payout and modified the effective period of the Performance Plan. The Performance Plan covered the period of time from July 1, 2007, to April 30, 2009 and based its payouts on the achievement of certain key targets and milestones associated with the restart and commissioning of the Johnson Camp Mine.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Compensation Committee is responsible for administering the Performance Plan, including selecting the employees eligible to participate therein, determining their participation level and establishing key target dates for payments to be made under the Performance Plan.

Under the Performance Plan, the achievement of targets or milestones is not on an “all or nothing” basis. If a milestone is achieved later than the target date set by the Compensation Committee, it will still have been achieved; however, it will have been achieved at less than 100%. The level of achievement reached with respect to the established targets or milestones will be determined by the Chief Executive Officer and President, subject to approval by the Compensation Committee

In June 2009, after a review of the milestones and the Company’s success in achieving them, the Compensation Committee determined the Performance Plan payout to be $417,141. During 2009 and 2008, the Company recognized ($141,656) and $199,958, respectively, in accrued compensation expense associated with the Performance Plan. As of December 31, 2009, the Company had not paid any of the amount due under this plan.

Royalty Obligations

Copper metal produced from the Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1,000,000. During 2009 and 2008, the Company accrued royalty expense of $164,849 and $58,032, respectively, and made payments of $130,405 and $36,075, respectively. As of December 31, 2009, the Company has incurred and paid a total of $222,881 and $166,480, respectively, under this commitment.

During March 2009, the Company sold a 2.5% royalty on the mineral production sold from the existing mineral rights at Johnson Camp to International Royalty Corporation, acting through its subsidiary, IRC Nevada Inc., for net proceeds of approximately $4,950,000. This amount was recorded on the consolidated balance sheet as deferred revenue and is being amortized to revenue over the life of the mine based on a “units of production method” basis. During 2009, the Company recognized $99,316 in related royalty income, accrued $489,150 in royalty expense and made payments thereon of $105,824.

Letters of Credit

As part of its ongoing business and operations, the Company is required to provide bank letters of credit as financial support for various purposes, including environmental reclamation and other general corporate purposes. As of December 31, 2009 and 2008, there was $686,476 of outstanding letters of credit. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the Company. Certain of these instruments are associated with operating sites with long–lived assets and will remain outstanding until closure.

22.	LITIGATION

Other than as set forth below, as of December 31, 2009, the Company knows of no material, existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. The Company does not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact its financial position, results of operations or cash flows. Furthermore, it is the Company’s policy to accrue for the legal expenses associated with contingencies as the expenses are incurred.

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

Patent Infringement Lawsuit

In January 2009, a lawsuit was filed by Corrosion IP Corp. and CTI Southwest, LLC against the Company alleging that certain containers for corrosive materials purchased by it from Novenco Consultants Limited infringe on three patents held by the plaintiffs, and further alleging that the Company has infringed on a copyrighted drawing owned by the plaintiffs. The Company has filed an answer denying all liability and have also filed a Third Party Complaint against Novenco. Prior to the Company’s purchase of the containers from Novenco, Novenco assured the Company that the containers did not infringe on any patents held by others and provided the Company with an indemnification agreement whereby Novenco agreed to indemnify the Company from any damages that might arise from a claim of patent infringement. The Company believes that the containers do not infringe on any patents held by the plaintiffs. The Company also believes that, in any event, Novenco will be held responsible for any possible damages. The Company is mitigating its risks associated with the litigation by assembling proof that the plaintiffs’ allegations are false and further through the Third Party Complaint against Novenco. The Company believes that if the plaintiffs are successful, the resulting award of damages against the Company, if any, will not be material to the financial condition of the Company.

Complaint by Former Employee

The Company received notice of Complaints filed with the U.S. Department of Labor and the Office of the Attorney General of the State of Arizona alleging discriminatory employment practices by our Company against a former employee in violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A and Arizona Civil Rights. The Company denies all material allegations set forth in the Complaints and has engaged legal counsel to respond to the Complaints and represent the Company with respect to the investigations. The Company intends to vigorously defend itself against these matters and it does not believe that it will

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be held liable for the alleged claims. The Company also believes that if the former employee is successful, the resulting award of damages (net of insurance reimbursement) against the Company, if any, will not be material to the financial condition of the Company.

23.	RELATED PARTY TRANSACTIONS

During 2008, the Company recorded $8,500 and paid $6,000 to Mr. John Cook, a Director of the Company, for consulting services related to reactivation of Johnson Camp Mine. During 2009, the Company did not engage Mr. Cook for consulting services.

24.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents a summary of the Company’s financial instruments as of December 31, 2009:

	Carrying	Estimated Fair
	Amount	Value

Financial Assets:
Cash and cash equivalents	$1,298,138	$1,298,138
Restricted marketable securities	686,476	686,476
Financial Liabilities:
Long–term debt	23,257,826	21,475,000
Derivative instruments	13,068,958	13,068,958

The carrying amounts for cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturities of these financial instruments. The Company’s derivative instruments are recorded at fair value.

Interest rate risk is the risk to the Company’s earnings that arises from fluctuations in interest rates and the degree of volatility of these rates. In November 2008, the Company entered into contracts to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the interest rate swap contract terms, the company pays fixed–rate interest at a rate of 2.48% and receives a floating–rate interest amount based on LIBOR. The program requires no cash margins, collateral or other security from the Company. Under the terms of the interest rate swap, settlements began on March 31, 2009 and occur every three months thereafter until the contract expires on September 28, 2012.

As of December 31, 2009, the Company believes the fair value of the Nedbank credit facility is approximately $21,475,000. In March 2009, the Company amended its agreement with Nedbank to its current terms and conditions. However, due to insufficient working capital, the Company was unable to make its debt service payment on September 30, 2009. The Company believes that the 3% interest rate surcharge charged by Nedbank while the payment remained outstanding represents the additional credit risk at this time. Accordingly, the Company utilized the forward three month LIBOR curve, as adjusted for the 6.06% stated margin on the credit facility and the 3% credit risk adjustment in determining the appropriate discount rate to utilize in its estimate of the fair value of the credit facility at December 31, 2009.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities, accounts receivable and derivatives. The Company places its cash, marketable securities and derivative contracts with high quality financial institutions and limits its credit exposure with any one financial institution. At times, the Company’s bank account balances may exceed federally insured limits. As of December 31, 2009 and 2008, 91% and 53%, respectively, of the Company’s total accounts receivable were from one customer to whom 100% of the Company’s copper production is sold.

The Company had no potential direct loss due to credit risk on its derivative instruments as of December 31, 2009 as all derivatives were in a liability position; however the counterparty to the liabilities, Nedbank, is also the senior leader on the Company’s long term debt, for which substantially all of the Company’s assets are held as collateral. Accordingly, in accordance with the related credit agreement, a default on the derivative contracts would trigger a cross default under the credit agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and credit agreement. Furthermore, under the credit agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations.

The Company neither deposited nor holds any collateral related to its derivative financial instruments. In addition, to date the Company has not required any of its counterparties or customers to post collateral.

26.	NON–CASH INVESTING AND FINANCING ACTIVITIES

Supplemental Disclosure of Non–cash Investing and Financing Activities:	2009	2008

Stock options issued for purchase of property	$–	$51,040
Stock options issued in connection with special warrant financing	–	–
Warrants issued in connection with debt facilities	100,000	–
Common stock issued for settlement of outstanding claims	200,000	–
Note payable issued in exchange for accounts payable	850,000	–
Common stock issued in exchange for deferred stock units	790	444
Mark to market gains (losses) from cash flow hedges	(31,785,976)	28,910,071
Capitalized interest	359,167	995,407
Acquisition of equipment under lease	–	79,310
Construction in progress financed by accounts payable	(6,518,085)	7,679,567
Gain on sale of copper hedges-effective portion allocated to mine
development costs	(271,897)	–
Depreciation expense allocated to inventory	1,551,156	–
Accrued interest added to long term debt	1,838,022	–

27.	SUBSEQUENT EVENTS

Appointment of Interim Chief Executive Officer

In February 2010, the Company announced that Randy Davenport, the company's Vice-President and Chief Operating Officer, has been appointed Chief Executive Officer. Mr. Davenport succeeds John Perry who resigned as President, Chief Executive Officer and a Director of the Company following his acceptance of a position with another company. Mr. Perry has agreed to continue working with the Company during a transition period.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments on Copper Hedge Program

On February 18, 2010, the Company received notice from Nedbank Capital Limited concerning the Company’s failure to fully pay the amount due on February 2, 2010 under the copper hedge agreement between the Company and Nedbank Capital Limited. At the time, the Company had paid $300,000 of the $674,895 amount due, and it was entitled to a curative period of 20 days within which to pay the outstanding balance of $374,895. The Company paid the balance of the payment due on February 2, 2010 under the copper hedge agreement in early March 2010. The Company received a further notice from Nedbank Capital Limited concerning its failure to make the $513,474 payment that was due on March 2, 2010 under the copper hedge agreement. This payment was made in full by mid-March 2010. An event of default under the copper hedge agreement, if any, would have triggered a cross-default under the $25 million secured loan facility with Nedbank Limited. In that case, Nedbank Limited would have been in a position to pursue any and all remedies under the secured loan agreement.

Credit Agreement, As Amended and Restated with Nedbank

The Company was unable to make the approximate $2,175,000 principal and interest payment due on March 31, 2010 under the terms of the as amended and restated credit agreement with Nedbank. Accordingly, the Company and Nedbank have entered into an unconditional forbearance and extension agreement dated March 30, 2010 that allows the Company a forbearance period of 21 days to negotiate an amendment to the credit agreement as it pertains to the March 31, 2010 payment and other terms therein. If upon the expiration of the 21 day period, the Company has not been successful in amending the credit agreement, Nedbank will have full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. During the forbearance period the interest rate on the outstanding debt and related accrued interest will be increased by 3.00%.

TSX Delisting

In connection with the unregistered offering of 40 million Units completed by the Company on November 5, 2009 for gross proceeds of $12,000, the Company received an exemption from certain shareholder approval requirements under the rules of the Toronto Stock Exchange (the “TSX”), on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that the Company continues to meet the TSX listing requirements. The Company has been informed by the TSX that the Continued Listings Committee has deferred its de-listing decision until after a meeting of the Committee scheduled to be held on April 21, 2010. The Company believes that it will be in compliance with the TSX’s continued listing requirements at that time.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 31, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Randy Davenport
Randy Davenport
(Principal Executive Officer)
Chief Executive Officer
Date: March 31, 2010

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer
Date: March 31, 2010

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 31, 2010

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: March 31, 2010

By:	/s/ T. Sean Harvey
T. Sean Harvey
Director
Date: March 31, 2010

By:	/s/ Douglas P. Hamilton
Douglas P. Hamilton
Director
Date: March 31, 2010

By:	/s/ John F. Cook
John F. Cook
Director
Date: March 31, 2010