Form 10-Q
period 2010-03-31
NORD RESOURCES CORP
filed 2010-05-17
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes [   ]    No [X]

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
Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 110,520,915 shares of common stock as of March 31, 2010.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2010

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to restructure our existing secured credit facility, the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2009, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation and its wholly-owned subsidiary Cochise Aggregates and Materials, Inc. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management the interim condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2009. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2009.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$425,423	$1,298,138
Accounts receivable	105,980	781,393
Inventories	13,105,998	15,685,103
Prepaid expenses and other	117,219	71,778

Total Current Assets	13,754,620	17,836,412

Property and Equipment, at cost:
Property and equipment	47,279,592	47,227,963
Less accumulated depreciation, depletion and amortization	(5,360,988)	(4,358,804)

Net Property and Equipment	41,918,604	42,869,159

Other Assets:
Restricted marketable securities	686,476	686,476
Stockpiles and ore on leach pads	9,951,926	-
Debt issuance costs, net of accumulated amortization	751,554	813,483

Total Other Assets	11,389,956	1,499,959

Total Assets	$67,063,180	$62,205,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(Continued)

	March 31,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$10,930,971	$7,952,694
Accrued expenses	2,364,216	1,900,720
Current portion of deferred revenue	264,900	306,117
Current maturities of accrued interest	584,311	185,802
Current maturities of long-term debt	8,950,492	7,160,394
Current maturities of derivative contracts	9,000,646	7,967,695
Current maturities of capital lease obligation	15,808	15,808
Long-term derivative contracts accelerated due to default	4,740,763	-
Long-term debt accelerated due to default	14,307,333	-

Total Current Liabilities	51,159,440	25,489,230

Long-Term Liabilities:
Derivative contracts, less current maturities	-	5,101,263
Long-term debt, less current maturities	-	16,097,432
Capital lease obligation, less current maturities	23,923	27,087
Deferred revenue, less current portion	4,553,863	4,544,567
Accrued reclamation costs	159,710	157,580
Other	875,596	884,987

Total Long-Term Liabilities	5,613,092	26,812,916

Total Liabilities	56,772,532	52,302,146

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 200,000,000 shares authorized, 110,520,915 and 110,435,586 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,105,209	1,104,356
Additional paid–in–capital	121,538,838	121,488,765
Accumulated deficit	(98,611,989)	(99,620,778)
Accumulated other comprehensive income (loss)	(13,741,410)	(13,068,959)

Total Stockholders’ Equity	10,290,648	9,903,384

Total Liabilities and Stockholders’ Equity	$67,063,180	$62,205,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

Net sales	$6,005,314	$1,417,419

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	3,360,695	991,662
General and administrative expenses (includes stock based compensation of $50,926 and $185,523, respectively)	582,044	783,372
Depreciation, depletion and amortization	396,893	184,409

Income (loss) from operations	1,665,682	(542,024)

Other income (expense):
Interest expense	(593,719)	(135,423)
Miscellaneous income (expense)	(63,174)	1,332,771

Total other income (expense)	(656,893)	1,197,348

Income before income taxes	1,008,789	655,324

Provision for income taxes	-	-

Net income	$1,008,789	$655,324

Net earnings per basic and diluted share of common stock:

Weighted average number of basic common shares outstanding	111,170,298	69,773,292
Basic earnings per share of common stock	$0.01	$0.01

Weighted average number of diluted common shares outstanding	115,930,964	70,462,737
Diluted earnings per share of common stock	$0.01	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

					Accumulated
			Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Common Stock		Capital	Deficit	Income (loss)	Equity
	Shares	Amount

Balance at December 31, 2009	110,435,586	$1,104,356	$121,488,765	$(99,620,778)	$(13,068,959)	$9,903,384
Comprehensive income:
Net income	-	-	-	1,008,789	-	1,008,789
Unrealized mark to market adjustment of cash flow hedges, net	-	-	-	-	(672,451)	(672,451)
Net realized losses from cash flow hedges	-	-	-	-	(1,922,054)	(1,992,054)
Effective portion of copper hedges transferred to net sales	-	-	-	-	1,886,237	1,886,237
Effective portion of interest rate swap transferred to interest expense	-	-	-	-	105,817	105,817
Comprehensive income	-	-	-	-	-	336,338

Compensation expense from issuance of stock options	-	-	18,426	-	-	18,426
Common stock issued for deferred stock units	85,329	853	(853)	-	-	-
Compensation expense from issuance of deferred stock units	-	-	32,500	-	-	32,500

Balance at March 31, 2010	110,520,915	$1,105,209	$121,538,838	$(98,611,989)	$(13,741,410)	$10,290,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net income	$1,008,789	$655,324
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation, depletion and amortization	396,893	184,409
Accretion expense on accrued reclamation costs	2,130	1,854
Amortization of debt issuance costs	62,576	59,943
Issuance of stock options for services rendered	18,426	153,023
Issuance of deferred stock units for services rendered	32,500	32,500
Gain on sale of hedges-effective portion	-	(572,966)
Gain on sale of hedges-ineffective portion	-	(1,261,239)
Proceeds from settlement of effective hedges	-	285,017
Changes in assets and liabilities:
Accounts receivable	675,413	313,505
Inventories	3,244,047	(1,418,132)
Stockpiles and ore on leach pads	(9,951,926)	-
Prepaid expenses and other assets	(45,441)	(154,721)
Accounts payable	2,909,496	51,098
Accrued expenses	463,496	298,538
Accrued interest	398,508	-
Deferred revenue	(31,921)	-
Other liabilities	(9,391)	(7,919)
Net Cash Used By Operating Activities	(826,405)	(1,379,766)

Cash Flows From Investing Activities:
Decrease in restricted marketable securities	-	1,533,662
Proceeds from sale of ineffective hedges	-	714,324
Capital expenditures	(42,499)	(7,750,447)
Net Cash Used By Investing Activities	(42,499)	(5,502,461)

Cash Flows From Financing Activities:
Debt issuance costs	(647)	(36,303)
Proceeds from exercise of options	-	6,000
Proceeds from sale of royalty interest	-	4,950,000
Principal payments on capital leases	(3,164)	(4,068)
Net Cash Provided (Used) By Financing Activities	(3,811)	4,915,629

Net Decrease in Cash and Cash Equivalents	(872,715)	(1,966,598)

Cash and Cash Equivalents at Beginning of Period	1,298,138	4,465,245

Cash and Cash Equivalents at End of Period	$425,423	$2,498,647

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$75,480
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Continued)

	2010	2009

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Warrants issued in connection with debt facilities	$-	$100,000
Common stock issued in exchange for deferred stock units	853	790
Mark to market of cash flow hedges	(672,451)	(9,900,914)
Change in property and equipment and construction in progress financed by accounts payable	68,781	3,387,047
Capitalized interest financed by accrued interest	-	357,660
Gain on sale of copper hedges-effective portion allocated to mine development costs	-	(271,897)
Change in depreciation expense allocated to inventory	664,942	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.        FINANCIAL STATEMENTS

Nord Resources Corporation and Subsidiary (the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. In July 2007, the Company commenced the reactivation of the Johnson Camp Mine. The Company commenced copper cathode production from leaching existing old dumps in January 2008 and commenced mining of new ore upon completion of the reactivation work in January 2009. The Company achieved commercial copper cathode production from newly-mined ore on April 1, 2009 following substantial completion of the testing and development phase.

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2010. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Nedbank, the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payment in the approximate amount of $2,150,000 that was due on March 31, 2010 under the Company’s $25,000,000 secured term-loan credit facility with Nedbank. The forbearance agreement expired at midnight on May 13, 2010. The Company is now in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal and accrued and unpaid interest must now be included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the payment of $697,869 due on April 6, 2010 under the Copper Hedge Agreement between the parties. The forbearance agreement expired at midnight on May 13, 2010. Accordingly, the Company is in default under the Copper Hedge Agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts must now be brought into current liabilities.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. The Company’s ramp up of production since the commencement of commercial production has been slower than originally forecasted, and at this time it does not appear that the targeted full production rate of 25 million pounds of copper per annum will be attained until the Company has transitioned the stacking of ore to the new leach pad, which is scheduled to be put into operation during the first quarter of 2011. The Company expects that, once the new leach pad comes online, copper production will increase to the targeted annual rate during the second quarter of 2011.

The Company is evaluating a variety of alternatives to improve its liquidity.

3.        ADOPTION OF RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2009, the FASB issued guidance on consolidation applicable to variable interest entities. The provisions of the standard significantly affect the overall consolidation analysis. The guidance was effective as of the beginning of the first fiscal year that begins after November 15, 2009. The guidance was effective for the Company beginning January 1, 2010. The Company adopted the provisions of this standard effective January 1, 2010 which did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued guidance on the fair value measurement of liabilities and provided clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The guidance is effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the provisions of this standard effective January 1, 2010 which did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2009, the FASB issued guidance changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design; and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company adopted the provisions of this standard effective January 1, 2010 which did not have a material impact on the Company’s condensed consolidated financial statements.

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

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of this standard on January 1, 2010 which did not have a material impact on its condensed consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements position or results of operations.

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

Production of Copper from Old Dumps

The Company commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Accordingly, the attainment of the production stage from residual leaching operations was achieved effective February 1, 2008. Until December 31, 2008, the capitalized costs incurred in the development and testing of the old dumps were being amortized on a straight-line basis over the expected life of production of existing ore on the old dumps which was estimated to be 5 years. In January 2009, management revised its estimate of the expected life of production from the old dumps to 3 years. Consequently the unamortized balance as of December 31, 2008 in the amount of $468,034 is being amortized on a straight-line basis over the remaining 2 years. During the three month periods ended March 31, 2010 and 2009, the Company amortized $58,504 and $58,504, respectively, in mine development costs from old dumps to cost of goods sold. The balance of the mine development costs, net of accumulated amortization, for old dumps was $175,513 as of March 31, 2010 and is included in property and equipment on the condensed consolidated balance sheet.

Production of Copper from Mining of New Ore

As a result of the development and testing of mining operations for the production of new ore, the Company began producing a nominal amount of copper cathode from newly-mined ore in February 2009. The Company achieved commercial production from the mining of new ore, which was based upon substantial completion of the testing and development phase, on April 1, 2009. Upon the achievement of commercial production from the mining of new ore, the costs to operate the mine were expensed as incurred and the capitalized mine development costs associated with the production of copper from the mining of new ore commenced being amortized over the life of the mine based on a “units of production” method which have been estimated at approximately 370,000,000 pounds of copper over the life of the mine. During 2009, the Company capitalized $1,526,317 of mine development costs which was net of revenues in the amount of $470,340 realized from the sale of 280,728 pounds of incidental copper cathode produced during the testing and development phase and $271,897 from the settlement of copper derivatives related to this nominal production. During the three month period ended March 31, 2010, the Company amortized $35,566 in mine development costs from development and testing of mining operation of new ore. The balance of the mine development costs, net of accumulated amortization, for development and testing of mining operations of new ore was $1,702,216 as of March 31, 2010, which is included in property and equipment on the condensed consolidated balance sheet.

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

There are 5,537,340 stock options outstanding at March 31, 2010, of which 1,281,674 are non-qualified non-plan stock options and 4,255,666 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2010 to 2017.

The Company did not grant any stock options during the three month period ended March 31, 2010. During the three month period ended March 31, 2010, the Company recognized $18,426 in compensation expense related to employee stock options that vest over time or those that were cancelled prior to vesting.

The Company granted 500,000 stock options during the three months ended March 31, 2009 and recognized $153,023 in compensation expense related to employee stock options that vest over time or those that were cancelled prior to vesting.

As summarized in the following tables, during the three month period ended March 31, 2010, there were no stock options granted, no stock options were exercised, and 18,335 were cancelled or forfeited.

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended March 31, 2010
Options outstanding at December 31, 2009	5,555,675	$.51
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(18,335)	.09

Options outstanding at March 31, 2010	5,537,340	$.52

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of March 31, 2010:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	5,537,340	4.2	$.52	$396,867
Exercisable stock
options	4,940,655	4.3	$.56	$284,831

The closing price of the Company’s common stock on the OTC Bulletin Board on March 31, 2010 was $0.33 per share. Accordingly, the intrinsic value of total stock options and exercisable stock options as of March 31, 2010 were $396,867 and $284,831, respectively.

The following tables summarize the unvested stock options outstanding as of March 31, 2010:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended March 31, 2010
Unvested options outstanding at December 31, 2009	1,459,998	$.08
Granted	-	-
Vested	(854,979)	.07
Cancelled/Forfeited	(8,334)	.05

Unvested Options outstanding at March 31, 2010	596,685	$.09

The total grant date fair value of options vested during the three month period March 31, 2010 was $57,329. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of March 31, 2010, 596,685 stock options remain unvested, which will result in $16,413 in compensation expense to be recognized over the next four quarters.

On November 26, 2008, John Perry, the Company’s former Chief Executive Officer, was granted a total of 450,000 non-qualified stock options, each entitling him to purchase one share of common stock of the Company at a price of $0.09 per share until November 23, 2013, subject to vesting. The options were granted to Mr. Perry pursuant to the Company’s 2006 Stock Incentive Plan. The options were to vest in three equal tranches on March 2, 2009, 2010 and 2011, respectively. During the first quarter of 2010, the Board of Directors determined that it is appropriate to accelerate the vesting date of the third tranche of 150,000 options to March 2, 2010, in light of Mr. Perry’s significant contributions to the Company as a senior officer and a director. Such acceleration did not have a material impact on the Company’s operations.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, there were no options granted during the three month period ended March 31, 2010. The expected forfeiture rate of 8% was based on historical employee turnover rates and included actual forfeitures of stock options due to the resignation of one of the Company’s officers as well as other forfeitures. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The fair values for the stock options granted during the three month period ended March 31, 2009 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months
Ended
March 31, 2009
Risk-free interest rate	1.1%
Expected life	3.0 years
Expected volatility	97%
Expected dividend yield	0%

Deferred Stock Units

During the three months ended March 31, 2010, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three months ended March 31, 2010. Accordingly, during that period, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 30,769 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee, received 25,000 deferred stock units; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 25,000 deferred stock units; and T. Sean Harvey received 19,231 deferred stock units. During the three months ended March 31, 2010, the Company recognized expense of $32,500 related to the issuance of the total 100,000 deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. During the three months ended March 31, 2010, 85,329 DSUs were converted into shares of the Company’s common stock. As of March 31, 2010, there were 748,272 deferred stock units outstanding.

During the three months ended March 31, 2009, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 33,898 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee, received 27,542 deferred stock units; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 27,542 deferred stock units; and T. Sean Harvey received 21,186 deferred stock units. During the three months ended March 31, 2009, the Company recognized expense of $32,500 related to the issuance of a total of 110,168 deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. During the three months ended March 31, 2009, 78,952 DSUs were converted into shares of the Company’s common stock. As of March 31, 2009, there were 502,453 deferred stock units outstanding.

6.        INVENTORY

Inventory is as follows:

	March 31, 2010	December 31,
		2009
Current Assets:	(unaudited)
Copper in process	$12,439,908	$15,072,292
Finished goods	67,160	64,967
Material, supplies and decorative rock	598,930	547,844
	13,105,998	15,685,103
Long-Term Assets:
Stockpiles and ore on leach pads	9,951,926	-
	$23,057,924	$15,685,103

The Company’s inventories are carried at the lower of cost or net realizable value. Copper in process and finished goods inventories are valued using the weighted average cost of production and include all costs of purchase, costs of conversion (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads. During the three month period ended March 31,

2010, $906,695 of costs incurred in excess of normal operating costs due to the fact the Company is ramping up production and was currently running at less than normal operating capacity have been included in costs applicable to sales on the condensed consolidated statement of operations.

7.        LONG-TERM DEBT

The Company was unable to make the payments of principal and interest, in the respective amounts of $1,790,099 and $362,852, due to Nedbank under the terms of the amended and restated credit agreement dated March 31, 2009 that was due on March 31, 2010. Accordingly, the Company and Nedbank entered into an unconditional forbearance and extension agreement dated March 30, 2010 that allowed the Company a forbearance period of 21 days, which was subsequently extended to May 13, 2010, to negotiate an amendment to the credit agreement as it pertains to the March 31, 2010 payment and other terms therein. On May 13, 2010, Nedbank informed the Company that it has declined to extend the forbearance agreement with respect to the scheduled principal and interest payment. The Company is now in default of its obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal of $23,257,825 and any accrued and unpaid interest must now be included in the Company’s current liabilities, together with any additional amounts payable under the credit agreement. Accordingly, the Company has reclassified $14,307,333 of long-term debt to current liabilities within its condensed consolidated balance sheet as of March 31, 2010. Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the March 31, 2010 principal and interest payment the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06% .

In accordance with the credit agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the credit agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and credit agreement. Furthermore, under the credit agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the $697,869 payment that was due to Nedbank on April 6, 2010 under the terms of its Copper Hedge Agreement. Accordingly, Nedbank entered into an unconditional forbearance agreement with the Company as it related to the amount due which also expired on May 13, 2010. As Nedbank informed the Company on May 13, 2010 that it has also declined to extend the forbearance agreement regarding the Company’s failure to make this payment, the Company is in default under the Copper Hedge Agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts must now be brought into current liabilities. Accordingly, the Company has reclassified $4,740,763 of long-term derivative liabilities to current liabilities within its condensed consolidated balance sheet as of March 31, 2010.

As of March 31, 2010, the Company believes the fair value of the credit facility is approximately $22,630,000. The Company believes that the 3% interest rate surcharge being charged by Nedbank under the terms of default represents the additional credit risk at this time. Accordingly, the Company utilized the forward three month LIBOR curve, as adjusted for the 6.06% stated margin on the credit facility and the 3% credit risk adjustment in determining the appropriate discount rate to utilize in its estimate of the estimated fair market value of the credit facility at March 31, 2010. However, certain actions taken by Nedbank under its rights and remedies related to the Company’s default could have a significant impact on the fair value of the outstanding commitment under the credit agreement.

As of September 1, 2009, Fisher Industries, the Company’s mining contractor, agreed to defer $850,000 due them for a period of three years. This balance is included in other long-term liabilities on the condensed consolidated balance sheet. The Company has agreed to pay Fisher, on a monthly basis, 12% per annum interest on the deferred payments. The Company may prepay the deferred payments at any time without penalty. As of March 31, 2010, the Company has accrued $85,000 of interest expense related to this debt.

8.        SALE OF ROYALTY

On March 31, 2009, the Company sold to Royal Gold (formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are being expensed in the period incurred. During the three months ended March 31, 2010, the Company recognized $31,921 in revenue and recorded $196,491 in royalty expense related to this royalty within the condensed consolidated statements of operations, respectively. Total deferred revenue is $4,818,763 as of March 31, 2010, of which $264,900 is expected to be amortized to revenue over the next twelve months. As of March 31, 2010, the total amount owed by the Company under the terms of the royalty agreement is $577,817. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $9,313 of interest as of March 31, 2010.

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

As of March 31, 2010, the estimated amount of copper production hedged was approximately 43% of the total estimated copper production for the nine months ending December 31, 2010, and 21% for the year ending December 31, 2011. As of March 31, 2010, the Company had in place forward contracts of 2,700 and 2,400 metric tons for 2010 and 2011, respectively, at a net forward price of $4,743 and $4,413 per metric ton for the same periods. The program also included the purchase of long call options for the same quantities thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of March 31, 2010, the average strike prices of the long call options were $8,452 and $8,723 per metric ton for the nine month period ending December 31, 2010, and for the year ending December 31, 2011, respectively.

Under ASC guidance for derivative instruments and hedging activities, these contracts are carried on the consolidated balance sheets at their fair value. As these contracts were designated as cash flow hedges, changes to the fair value of these contracts are reflected in accumulated other comprehensive income (loss). During the three month period ending March 31, 2010, the settlements of copper hedges amounted to $(1,886,237) and were classified as effective hedges. Accordingly, this amount is included in net sales in the condensed consolidated statement of operations. During the three month period ended March 31, 2010, decreases in fair value in the amount of $(666,138) were recorded as accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. The amounts in accumulated other comprehensive income (loss) will be reclassified to the statement of operations upon the ultimate sale of the underlying hedged copper cathode or at the determination that the hedge is ineffective. Although this estimate is subject to changes in the forward price curve of copper, as of March 31, 2010, $8,709,478 of the amount deferred in accumulated other comprehensive loss is expected to be reclassified to sales revenue within the next 12 months. Furthermore, due to the Company’s default under the terms of the copper hedge agreement, the Company has reclassified the long-term amount of $4,683,375 to current liabilities, and under the terms of the agreement may be required to unwind these positions prior to their scheduled settlement. However, as the Company has not received a formal notice of default from Nedbank or any additional information that would require the Company to settle the derivative positions prior to their scheduled settlement, the Company believes that the derivatives remain properly designated as effective cash flow hedges as of March 31, 2010.

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

Under ASC guidance for derivative instruments and hedging activities, this interest rate swap agreement is carried on the consolidated balance sheets at fair value. As this contract was designated as a cash flow hedge, changes in fair value are reflected in accumulated other comprehensive income (loss). During the three month periods ended March 31, 2010 and 2009, the Company recognized $105,817 and $66,095, respectively, in interest expense in the condensed consolidated statements of operations. In addition, changes in fair value in the amount of $(6,313) for the three month period ended March 31, 2010, were reflected in accumulated other comprehensive income (loss) and as reductions of the liability in the condensed consolidated balance sheet as of March 31, 2010. The amount deferred will be reclassified to the statement of operations upon the ultimate payment of the interest expense on the Company’s credit agreement with Nedbank or by declaration that the interest rate swap is ineffective.

Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of March 31, 2010, approximately $291,168 of the deferral in accumulated other comprehensive income (loss) is expected to be reclassified to interest expense within the next 12 months. In addition, due to the Company’s default under the credit agreement with Nedbank, the Company has reclassified the long-term amount of $57,388 to current liabilities.

Fair Value of Derivative Instruments

	Balance		Balance
	Sheet		Sheet
	Location	Fair Value	Location	Fair Value
As of March 31, 2010

Commodity contracts	Current Liabilities	$13,392,853

Interest rate swap contracts	Current Liabilities	$348,556

As of December 31, 2009

Commodity contracts	Current Liabilities	$7,653,709	Long Term Liabilities	$5,073,006

Interest rate swap contracts	Current Liabilities	$313,986	Long Term Liabilities	$28,257

Cash-Flow Hedges

The Company utilizes derivatives for the purpose of hedging forecasted cash flows related to the sale of copper and debt service requirements. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income (loss) (“OCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on the derivative representing either hedged components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the three months ended March 31, 2010 and 2009, the Company recognized the following gains (losses) related to its copper price protection and interest rate swap programs, respectively:

Three months ended
March 31, 2010
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(672,451)
Loss reclassified from accumulated OCI into net sales	$(1,866,237)
Loss recognized in interest expense	$(105,817)

Three months ended
March 31, 2009
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(11,007,575)
Gain reclassified from accumulated OCI into net sales	$572,966
Gain reclassified from accumulated OCI in pre-production costs	$271,897
Loss recognized in interest expense	$(66,095)

Ineffective Portion
Gain recognized in miscellaneous income	$1,261,239

Nedbank, the counterparty to all of the Company’s derivative contracts, is also the senior lender on the Company’s long-term debt, for which substantially all of the Company’s assets are held as collateral. Accordingly, in accordance with the related credit agreement, a default on the derivative contracts would trigger a cross default under the credit agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and credit agreement. Furthermore, under the credit agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company neither deposited nor holds any collateral related to its derivative financial instruments. In addition, to date the Company has not required any of counterparties or customers to post collateral.

Nedbank has declined to extend the forbearance agreement regarding the Company’s failure to make the payment of $697,869 due on April 6, 2010 under the copper hedge agreement between the parties which expired at midnight on May 13, 2010. Accordingly, the Company is in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts have been brought into current liabilities as of March 31, 2010.

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

The following table sets forth the Company’s financial assets and liabilities within the consolidated balance sheet as of March 31, 2010 and December 31, 2009 measured at fair value by level within the fair value hierarchy. As required by ASC guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2010	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative contracts – copper cash flow hedges, net	$(13,392,853)		$(13,392,853)
Derivative contract – interest rate swap contract	(348,556)		(348,556)

December 31, 2009	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative contracts – copper cash flow hedges, net	$(12,726,715)	-	$(12,726,715)	-
Derivative contract – interest rate swap contract	(342,243)	-	(342,243)	-

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

11.      BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 18,682,006 and 21,703,839 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2010	2009
Net income available for common stock holders	$1,008,789	$655,324

Weighted average outstanding shares of common stock	111,170,298	69,773,292
Dilutive effect of warrants and stock options	4,760,666	689,445
Common stock and common stock equivalents	115,930,964	70,462,737
Earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

12.      CONCENTRATIONS

The Company currently sells 100% of its copper cathode production to Red Kite Explorer Fund Limited under a definitive purchase and sale agreement dated February 2, 2008 with Red Kite, a large, well capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

13.      SUBSEQUENT EVENTS

On May 13, 2010, Nedbank informed the Company that it has declined to extend the forbearance agreement with respect to the scheduled principal and interest payment in the approximate amount of $2,150,000 that was due on March 31, 2010 under the Company’s $25,000,000 secured term-loan credit facility with Nedbank. The forbearance agreement expired at midnight on May 13, 2010. The Company is now in default of its obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal and accrued and unpaid interest as of March 31, 2010 must now be included in the Company’s current liabilities, together with any additional amounts payable under the credit agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the payment of $697,869 due on April 6, 2010 under the copper hedge agreement between the parties. The forbearance agreement expired at midnight on May 13, 2010. Accordingly, the Company is in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of March 31, 2010 must now be brought into current liabilities.

The Company received an exemption from certain shareholder approval requirements under the rules of the Toronto Stock Exchange (the “TSX”) in connection with the Company’s $12 million private placement completed in November 2009, on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that the Company continues to meet the TSX listing requirements. On April 30, 2010, the Company announced that the Continued Listings Committee of the TSX has decided to defer its announcement on it listing review decision to no later than May 31, 2010. The Company has been informed that the Committee will not provide any extensions beyond that date unless there is disclosure regarding an event that would allow the Company to comply with the TSX’s continued listing requirements. It is unclear whether Nedbank’s decision to not further extend the forbearance agreements with respect to the Company’s credit agreement and copper hedge agreement will accelerate the Continued Listings Committee’s decision on the de-listing review.

In April 2010, a lawsuit was filed in the Superior Court of the State of Arizona by R.A.M. Enterprise of Arizona (“RAM”) against the Company alleging breach of contract and unjust enrichment regarding services rendered and equipment sold to the Company during 2009 and 2010 in the amount of $221,771. The Company is in the process of filing an answer to the complaint accepting responsibility for the amount due. The amount in question has been properly included in accounts payable in the ordinary course of business. The Company is currently making payments on the outstanding liability. RAM has stated that so long as the Company continues to make payments as scheduled, the complaint will be withdrawn before it moves to trial.

Item 2.        Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three month periods ended March 31, 2010 and 2009 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three month periods ended March 31, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

Overview of Our Business

We are a copper mining company. Our principal asset is the Johnson Camp Mine located in Arizona. The Johnson Camp Mine is an integrated open pit copper mine and a production facility that uses the solvent extraction, electrowinning (SX-EW) process. The Johnson Camp Mine includes two open pits, namely the Burro and the Copper Chief bulk mining pits. As described in more detail below, we have commenced production of copper from new ore.

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

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we entered into our credit agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. As of March 31, 2010, we had drawn the entire credit facility. All of the funds available under such facility have been used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine.

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

We commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. We commenced mining of new ore upon completion of the reactivation work in January 2009 and achieved commercial copper cathode production from newly-mined ore on April 1, 2009 and entered the production stage, following substantial completion of the testing and development phase.

On November 5, 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total gross proceeds of $12,000,000. In connection with the offering, which was effected in an offshore transaction pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, we paid the placement agent a commission equal to $600,000, or 5% of the gross proceeds of the offering. Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. The proceeds of the offering were used to make the outstanding debt service payments that were due to Nedbank on September 30, 2009 and December 31, 2009, to purchase approximately $500,000 in additional equipment, to reduce accounts payable, and for general working capital purposes. As of March 31, 2010, none of the warrants issued as part of this private placement have been exercised.

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payment in the approximate amount of $2,150,000 that was due on March 31, 2010 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. The forbearance agreement expired at midnight on May 13, 2010. We are now in default of our obligations under the amended and restated credit agreement with Nedbank dated March 31, 2009, and the full amount of the outstanding principal and accrued and unpaid interest as of March 31, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement.

Nedbank has not served our Company with a formal notice of default under the credit agreement, which is a precondition to the exercise of Nedbank’s rights upon a default under the credit agreement, including the acceleration of the full amount due thereunder and institution of foreclosure proceedings against the security. However, the 3% surcharge that previously applied to the payment due on March 31, 2010 will now apply to the entire amount of the outstanding principal and interest under the credit agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the payment of $697,869 due on April 6, 2010 under the copper hedge agreement between the parties. The forbearance agreement expired at midnight on May 13, 2010. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of March 31, 2010 must now be brought into current liabilities.

Under applicable rules of the Toronto Stock Exchange (the “TSX”), we are required to obtain shareholder approval for an issuance of listed securities in excess of 25% of the current issued and outstanding share capital of our Company. Further, we are also required to obtain shareholder approval if a securities offering will have a material effect on the control of our Company. In connection with the private placement of the Units, we received an exemption from these shareholder approval requirements, on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continue to meet the TSX listing requirements. We have been informed by the TSX that the Continued Listings Committee has deferred its de-listing decision. The Committee expects to inform our Company of its decision no later than May 31, 2010. We have been informed that the Committee will not be able to provide any extensions beyond that date unless there is disclosure regarding an event that would allow the Company to comply with the TSX’s continued listing requirements. It is unclear whether Nedbank’s decision to not further extend the forbearance agreements with respect to the credit agreement and the copper hedge agreement will accelerate the Continued Listings Committee’s decision on the de-listing review.

Our Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current reactivation plan includes an estimated full production rate of 25 million pounds of copper cathode per annum.

Since reactivating the Johnson Camp Mine and commencing commercial production from newly mined ore in April 2009, we have made considerable progress both in our mining and processing operations. However, during this period, we have also encountered a number of challenges that have caused us to miss our targets with respect to copper output, earnings, and cash flow. Some of the challenges that we incurred are not unusual for a start-up or reactivation of a mining operation, but some were unexpected, such as the failure of a well casing in a primary water supply well in late October 2009 which contributed to several months of lower-than-forecasted flow rates of pregnant leach solution through our SX plant. This, together with unusually dry weather in the last quarter of 2009, resulted in lower-than-expected copper production. In early January 2010, we placed two new wells into operation at a capital cost of approximately $400,000. This resulted in significantly increased flow rates that now are at the levels that we forecasted as necessary to achieve our production targets. In the first quarter of 2010, however, we experienced periods of heavier-than-usual rainfall, which resulted in dilution of the leach solution and turbidity problems in the solvent extraction plant, again causing some lower-than-expected production.

In addition, forecasting copper production during a ramp-up period is difficult for any reactivation of a leaching operation where residual leaching was previously done for an extended period of time. During residual leaching, copper is extracted from ore that was retained in the pads during normal operations. When new ore is placed on top of these pads, some of this new copper is retained in the old pads until a more steady state is reached. This copper will eventually be extracted over time, but during a ramp-up period, it is difficult to forecast production. During the ramp up, we have underestimated the magnitude of copper that has been retained in the pads.

With the increase in flow rates of pregnant leach solution to our SX plant, and continual improvement in solution grades, we expect copper production to increase to a level that will enable us to achieve positive operating cash flow in the second quarter of 2010. This assumes that our copper production levels continue to rise as predicted, given the measures that we have taken to address the operational challenges that we have encountered, and on our assumption that current input costs and copper prices will remain constant over the relevant period. However, at this time it does not appear that we will reach our targeted full annual production rate of 25 million pounds of copper until we have transitioned the stacking of ore to the new leach pad, which is scheduled to be put into operation during the first quarter of 2011, with production expected to increase to our targeted annual rate during the second quarter of 2011.

Although we are now in default under our credit agreement with Nedbank and our copper hedge agreement with Nedbank Capital, we intend to continue with our operations in the ordinary course, as we aggressively pursue certain opportunities that we have generated to refinance our Company.

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

We estimate that we will incur an additional $12.5 million in capital costs in the next two years, primarily for the expansion of our existing leach pad capacity. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs.

Results of Operations – Three Months Ended March 31, 2010 and 2009

The following table sets forth our operating results for the three months ended March 31, 2010, as compared with our operating results for the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009	Change
	(unaudited)	(unaudited)	(unaudited)

Revenue	$6,005,314	$1,417,419	$4,587,895
Costs applicable to sales	3,360,695	991,662	2,369,033

Gross margin	2,644,619	425,757	2,218,862

General and administrative expenses	582,044	783,372	(201,328)
Depreciation, depletion and amortization	396,893	184,409	212,484

Income (loss) from operations	1,665,682	(542,024)	2,207,706

Other income (expense):
Interest expense	(593,719)	(135,423)	(458,296)
Miscellaneous income (expense)	(63,174)	1,332,771	(1,395,945)

Total other income (expense)	(656,893)	1,197,348	(1,854,241)

Income before income taxes	1,008,789	655,324	353,465

Provision for income taxes	-	-	-

Net income	$1,008,789	$655,324	$353,465

Revenue

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

For the three months ended March 31, 2010, we recorded revenues of $6,005,314 (including losses of ($1,886,238) from the settlement of copper hedges) from the sale of 2,421,936 pounds of copper cathode. The average realized price of copper sold, including copper hedges, during the period ended March 31, 2010 was $2.48 per pound.

For the three months ended March 31, 2009, we recorded revenues of $1,417,419 (including gains of $572,966 from the settlement of copper hedges) from the sale of 556,053 pounds of copper cathode. Additionally, revenues earned from the sale of 280,728 pounds of copper cathode produced prior to the commencement of commercial production in the amount of $742,237 (including gains of $271,897 from the settlement of copper hedges) were credited to development costs. The average realized price of copper sold during the period ending March 31, 2009 was $2.55 per pound.

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

For the three months ended March 31, 2010, we incurred $3,360,695 of costs applicable to sales (including $906,695 in ramp up expenses) from the sale of copper.

For the three months ended March 31, 2009, we incurred $991,662 of costs applicable to sales from the sale of copper produced from residual leaching. Operating costs incurred in excess of costs forecasted to occur once our Company reaches a steady state of production in the amount of $2,268,554 were capitalized, and are being amortized using the “units of production” method and over an estimated 370,000,000 pounds of copper which represents the estimated copper resource base of the Johnson Camp mine once the mine achieves commercial copper production levels from the mining of new ore.

General and Administrative Expenses

Our general and administrative expenses decreased to $582,044 for the three months ended March 31, 2010, compared to $783,372 for the three months ended March 31, 2009. The decrease was primarily due to a $134,597 reduction in payroll related to the amortization of stock options granted in prior periods.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses increased by $212,484 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The increase was primarily due to the increase in the amount of tons mined and the amount of copper produced in comparison to the same period in the prior year when the Company was just beginning the ramp up of mining new ore.

Interest Expense

Interest expense is primarily attributable to interest accrued on the Nedbank credit facility. With the placement of the mining assets into service on April 1, 2009, our Company is no longer capitalizing the related interest expense. Interest expense also includes the amortization of debt issuance costs and the quarterly settlements of our Company’s interest rate swap derivative contract.

Interest expense increased by $458,296 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily due to inclusion of interest accrued of $362,852 on the Nedbank facility and the reclassification of an interest rate swap settlement of $105,817 from accumulated other comprehensive income (loss) to interest expense resulting from the scheduled maturity of interest rate swap derivatives. During the same period in 2009, the interest accrued on the Nedbank facility was capitalized as part of the Nedbank principal.

Miscellaneous Income (Expense)

Miscellaneous income (expense) decreased by $1,395,945 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease was due primarily to reclassification of ineffective copper hedge contracts in the amount of $1,261,239 for the three months ending March 31, 2009 from accumulated other comprehensive income (loss) to miscellaneous income (expense).

Net Income

Operations resulted in net income of $1,008,789 for the three months ended March 31, 2010 as compared to net income of $655,324 for the three months ended March 31, 2009. The increase in net income between these periods is primarily related to:

  An increase in revenue in the amount of $4,587,895 and a corresponding increase in gross margin before DD&A of $2,369,033 resulting from a 191% increase in the volume of copper cathode produced and sold from the mining of new ore offset in part by a 2.7% decrease in the net realized price per pound of copper sold;

  A decrease in general and administration expenses in the amount of $201,328; offset in part by

  An increase in depreciation, depletion and amortization in the amount of $212,484 due to the increase in the amount ore mined and processed; and

  A decrease in miscellaneous income associated with the reclassification of copper hedges in the amount of $1,261,239 from cash flow hedges to trading securities in the three month period ended March 31, 2009.

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

In ramping up the production rate of new ore, our Company has experienced some short-term challenges that resulted in a total production rate that has been below management’s expectations. We have been placing newly crushed ore on top of the old ore on the old leach pads. Every pad has its own distinctive characteristics and can vary depending on whether the old material on the pad was run-of mine or crushed whether historic channeling occurred, and the depth of the old leach pad. To reduce this uncertainty, we contoured, compacted and installed a french drain on the largest pad and it has significantly reduced the time for solution to report directly to the SX-EW plant. In addition, during the fourth quarter 2009, the Company’s operations were also impacted by the failure of a well casing in one of the Company’s wells. While our Company was able to address the issue by early January 2010, the lack of pregnant leach solution flow rates during the early part of the first quarter of 2010 also resulted in lower than expected production during the quarter.

Based on a review of our leaching operations since the completion of the modifications to our largest leach pad described above, we now believe that we will not reach our targeted full production rate of 25 million pounds of copper per annum until we have transitioned the stacking of ore to the new leach pad, which is scheduled to be put into operation during the first quarter of 2011. Once the new leach pad has come online, we expect that copper production will increase to our annual targeted rate during the second quarter of 2011.

We are a party to an amended and restated credit agreement dated as of March 31, 2009 with Nedbank Limited, as the administrative agent and lead arranger, which provided a $25,000,000 secured term loan credit facility used by our Company to finance the reactivation of the Johnson Camp Mine. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including all patented mining claims, fee lands and unpatented mining claims in which we have an interest. Although we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the scheduled principal and interest payment that was due on March 31, 2010 in the approximate amount of $2,150,000.

Our Company and Nedbank had entered into an unconditional forbearance and extension agreement dated March 30, 2010 and amended on April 22, 2010 that allowed us a forbearance period until May 13, 2010 to negotiate an amendment to our secured credit agreement as it pertains to the March 31, 2010 payment and other terms therein. Nedbank has declined to extend the forbearance agreement, and, although we have not been served with a formal notice of default, we are now in default of our obligations under the credit agreement. As a result, the full amount of the outstanding principal and accrued and unpaid interest under the credit agreement as of March 31, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. Among other consequences, the 3% surcharge that previously applied to the payment due on March 31, 2010 will now apply to the entire amount of the outstanding principal and interest under the credit agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the payment of $697,869 due on April 6, 2010 under the copper hedge agreement between the parties. The forbearance agreement expired at midnight on May 13, 2010. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of March 31, 2010 must now be brought into current liabilities.

Cash and Working Capital

The following table sets forth our cash and working capital as of March 31, 2010 and December 31, 2009:

	As of		As of
	March 31, 2010		December 31, 2009
Cash reserves	$425,423	(1)	$1,298,138	(1)

Working capital surplus (deficiency)	$(37,404,820	)(2)	$(7,652,818	)(3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.

(2)

Includes $9,000,646 in current liability portion of derivative contracts, $9,550,611 in current portion of long term debt, capital lease obligations and accrued interest, and $4,740,763 and $14,307,333 of long-term derivative liabilities and long-term debt, respectively, that were classified as current liabilities due to our Company defaulting on the related agreements.

(3)	Includes $7,967,695 in current liability portion of derivative contracts and $7,362,004 in current portion of long term debt, capital lease obligations and accrued interest.

Cash Flows from Operating Activities

Our cash flows from operating activities during the three months ended March 31, 2010 and 2009 were ($826,405) and ($1,379,766), respectively. We commenced copper cathode production from leaching existing old dumps in January 2008 and from the mining and producing of new ore in January 2009. We completed the first sale of copper cathode produced from residual leaching operations in February 2008, and the first sale of copper cathode produced from newly mined ore in February 2009. While the Company was able recognize $1,008,789 and $655,324 in net income for the three month periods ended March 31, 2010 and 2009, respectively, cash flows from operating activities were severely impacted in both periods by the significant increase in amount of copper that remains in inventory. Cash used in the mining and processing of inventory amounted to $6,707,879 and $1,418,132 during the three month periods ending March 31, 2010 and 2009, respectively. Cash used by operating activities was offset in part by a $2,909,496 increase in accounts payable during the three month period ending March 31, 2010.

Cash Flows from Investing Activities

Our cash flows from investing activities during the three months ended March 31, 2010 were ($42,499) which primarily represents the purchase of equipment used in the Johnson Camp Mine operation.

Our cash flows from investing activities during the three months ended March 31, 2009 were ($5,502,461), which primarily reflects capital expenditures of $6,099,130 related to the reactivation of the Johnson Camp Mine during this time period, $1,651,317 (net of $742,237 of copper sold during the period which includes $271,897 of proceeds from the settlement of effective hedges) in pre-commercial production costs incurred prior to the commencement of commercial production from the mining and processing of new ore, $714,324 in proceeds from the sale of ineffective copper hedges, and the reclassification of $1,533,662 from restricted cash and marketable securities to cash and cash equivalents.

Cash Flows from Financing Activities

Our cash flows from financing activities during the three months ended March 31, 2010 was $(3,811) compared to $4,915,629 for the same period in 2009.

On March 31, 2009, the Company sold to IRC Nevada Inc. a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. Net proceeds from the sale were $4,950,000 and were used for working capital during the ramp-up of our mining operations.

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

We believe that our critical accounting policies and estimates include the accounting for inventories, marketable securities, long–lived assets, valuation of derivatives, stock options and warrants, income taxes, reclamation costs, and accounting for legal contingencies.

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

Nedbank, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payment in the approximate amount of $2,150,000 that was due on March 31, 2010 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank.

The forbearance agreement expired at midnight on May 13, 2010. We are now in default of our obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal and accrued and unpaid interest as of March 31, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the payment of $697,869 due on April 6, 2010 under the copper hedge agreement between the parties. The forbearance agreement expired at midnight on May 13, 2010. Accordingly, we are in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of March 31, 2010 must now be brought into current liabilities.

Our Company’s continuation as a going concern is dependent upon our ability to refinance our obligations under the credit agreement with Nedbank and the copper hedge agreement with Nedbank Capital, and on our ability to produce copper to sell at a level where the Company becomes profitable and achieves cash flows from operations. Our Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, we may find it necessary to dispose of assets, or undertake other actions as may be appropriate. Our Company’s ramp up of production since the commencement of commercial production has been slower than originally forecasted. Consequently, the Company has been required to raise additional capital through the sale of equity and the sale of a royalty interest in the Johnson Camp Mine. As of March 31, 2010, our Company has not reached the production level necessary to breakeven from a cash flow perspective. We are currently evaluating a variety of alternatives to improve liquidity.

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

Restricted Marketable Securities

Marketable securities at March 31, 2010 and December 31, 2009, consist of certificates of deposit (“CDs”) which are considered held-to-maturity securities and are stated at amortized cost of $686,476 on the consolidated balance sheet. The CDs expire in December 2010. The CDs carried a stated interest rate of .40% per annum. All marketable securities are defined as held-to-maturity securities, trading securities or available-for-sale securities under the applicable guidance related to the accounting for certain investments in debt and equity securities. Management determines the appropriate classification of the Company’s investments in marketable debt and equity securities at the time of each purchase and reevaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of March 31, 2010 and December 31, 2009.

Revenue Recognition

The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer.

Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories and classified as “inventories” on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of income (loss) from operations. The current portion of inventories is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads. The major classifications of inventories are as follows:

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

Ore on Leach Pads

The recovery of copper from certain copper oxide ores is achieved through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the copper contained in the ore. The resulting “pregnant” solution is further processed in a plant where the copper is recovered. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining operations are removed from ore on leach pads as pounds are recovered based on the average cost per estimated recoverable pound of copper on the leach pad.

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

Derivative Instruments and Hedging Activities

In connection with the Credit Agreement with Nedbank, the Company is required to maintain a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. These contracts are carried on the consolidated balance sheet at their estimated fair value. As these contracts have been designated as cash flow hedges, the changes to their fair value are currently reflected in accumulated other comprehensive income (loss) within the consolidated statement of changes in stockholders’ equity. As of March 31, 2010 and December 31, 2009, the fair values of the commodity contracts were $(13,392,853) and $(12,726,715), respectively. In order to continue to account for the commodity contracts as cash flow hedges, the Company must test the effectiveness of the contracts to properly hedge the volatility in the price of copper for which the Company sells its copper production. The Company performs this test on a quarterly basis with the unrealized and/or realized gains (losses) of hedges determined to be ineffective reclassified from other comprehensive income (loss) to miscellaneous income (loss) upon determination of their ineffectiveness.

During 2008, the Company entered into a contract to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the terms of the interest rate swap contract, the Company receives the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from the Company. The contract is carried on the consolidated balance sheet at its estimated fair value. As this contract was designated as a cash flow hedge, changes to the fair value of this contract are reflected in accumulated other comprehensive income (loss). As of March 31, 2010 and December 31, 2009, the carrying value of the interest rate swap derivative liability was $(348,556) and $(342,243), respectively. The decrease in fair value (increase in liability) from December 31, 2009 was recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. In order to continue to account for the interest rate swap as a cash flow hedge, the Company must test the effectiveness of the contract to properly hedge the interest rate risk associated with the Nedbank Credit Facility. The Company performs this test on a quarterly basis, and with the exception of the notional amount of the interest rate swap, which is currently less than the principal balance of the Nedbank Credit Facility, all other critical terms of the interest rate swap match those of the Facility. Accordingly, the Company has determined that 100% of the interest rate swap has functioned as an effective hedge since its inception, with the related quarterly settlements being transferred from accumulated other comprehensive income (loss) to interest expense and the changes in fair value of the interest rate swap deferred in accumulated other comprehensive income (loss).

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

The following table sets forth the Company’s financial assets and liabilities within the consolidated balance sheet as of March 31, 2010 and December 31, 2009 measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
March 31, 2010
Liabilities:
Derivative contracts – copper cash flow hedges, net	$(13,392,853)	-	$(13,392,853)	-
Derivative contract – interest rate swap contract	$(348,556)	-	$(348,556)	-

December 31, 2009
Liabilities:
Derivative contracts – copper cash flow hedges, net	$(12,726,715)	-	$(12,726,715)	-
Derivative contract – interest rate swap contract	$(342,243)	-	$(342,243)	-

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

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During the three month period ending March 31, 2009 the Company incurred debt issuance costs of $180,929, consisting of $100,000 which represented the estimated fair value of warrants issued to Nedbank upon the March 2009 debt modification and $80,929 of legal expenses. The debt issuance costs incurred are being amortized over the term of the related Nedbank financing facility using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs were $627,695 and $565,119 at March 31, 2010 and December 31, 2009, respectively. Unamortized debt issuance costs were $751,554 and $813,483 at March 31, 2010 and December 31, 2009, respectively.

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

Long–Lived Assets

The Company reviews and evaluates its long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the three month periods ended March 31, 2010 and 2009, or for the year ended December 31, 2009.

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

Net Loss per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants. Outstanding options, warrants and other dilutive securities to purchase 18,682,006 and 21,703,839 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options and warrants would be anti–dilutive.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $402,384 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our Company’s estimated credit-adjusted, risk free interest rate of 10%. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023-2024. Our Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity as we mine in the future. At March 31, 2010 and December 31, 2009, the recorded value of accrued reclamation costs were $159,710 and $157,580, respectively.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.       Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer, Randy Davenport, and our Chief Financial Officer, Wayne Morrison, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2010.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in prior annual reports on Form 10–K, the ADEQ issued a Compliance Order on September 7, 2002, requiring our Company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, we entered into a stipulated judgment with the ADEQ which assessed civil penalties against us in the amount of $4,325,000. The stipulated judgment can only be entered should a default notice issued pursuant to the Compliance Order not be cured within 45 days after notice is received. The Compliance Order further provides that any future violations of Arizona’s aquifer protection laws would subject us to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment. We meet with ADEQ on a regular basis to discuss permitting, submission of required reporting and NOV’s that have been previously disclosed.

On August 15, 2007, the ADEQ declared that all components necessary for the Aquifer Protection Permit (“APP”) application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process. Since then, the ADEQ has made subsequent requests for information and we have made additional submissions in response. The most recent request for information is dated July 31, 2009. On October 19, 2009, we submitted our technical response to this request. On April 21, 2010 we received the draft APP and Fact Sheet and have submitted our comments. It is expected the draft permit will be submitted for public comment in May 2010.

During this permitting process we are allowed to produce copper from the Johnson Camp Mine while we continue to comply with the mandates of the Compliance Order.

Patent Infringement Lawsuit

In January 2009, a lawsuit was filed by Corrosion IP Corp. and CTI Southwest, LLC (collectively known as “CTI”) against our Company alleging that certain containers for corrosive materials purchased by us from Novenco Consultants Limited infringe on three patents held by the plaintiffs, and further alleging that we have infringed on a copyrighted drawing owned by the plaintiffs. We have filed an answer denying all liability and have also filed a Third Party Complaint against Novenco. Prior to our purchase of the containers from Novenco, Novenco assured us that the containers did not infringe on any patents held by others and provided our Company with an indemnification agreement whereby Novenco agreed to indemnify our Company from any damages that might arise from a claim of patent infringement. In May 2010, the Company reached a tentative settlement of all claims with Novenco and CTI. The Company has accrued $25,000 in the three month period ending March 31, 2010 to cover its potential liability in the proceedings.

Complaint by Former Employee

In December 2009, the Company received notice of Complaints filed with the U.S. Department of Labor and the Office of the Attorney General of the State of Arizona alleging discriminatory employment practices by our Company against a former employee in violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A and Arizona Civil Rights. The Company denies all material allegations set forth in the Complaints and has engaged legal counsel to respond to the Complaints and represent the Company with respect to the investigations. The Company intends to vigorously defend itself against these matters and it does not believe that it will be held liable for the alleged claims. The Company also believes that if the former employee is successful, the resulting award of damages (net of insurance reimbursement) against the Company, if any, will not be material to the consolidated financial condition of the Company.

Breach of Contract Lawsuit

In April 2010, a lawsuit was filed in the Superior Court of the State of Arizona by R.A.M. Enterprise of Arizona (“RAM”) against our Company alleging breach of contract and unjust enrichment regarding services rendered and equipment sold to the Company during 2009 and 2010 in the amount of $221,771. We are in the process of filing an answer to the complaint accepting responsibility for the amount due. The amount in question has been properly included in accounts payable in the ordinary course of business. The Company is currently making payments on the outstanding liability. RAM has stated that so long as the Company continues to make payments as scheduled, the complaint will be withdrawn before it moves to trial.

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

We had net income of $1,008,789 for the three months ended March 31, 2010 and $392,438 for the year ended December 31, 2009. As of March 31, 2010, we had a working capital deficiency of $37,404,830. This deficiency includes current liabilities of $17,951,138 representing the current portions of our long term debt and derivative contracts, as well as $4,740,763 and $14,307,333 of long-term derivative liabilities and long-term debt, respectively, that were classified as current liabilities due to our Company defaulting on the related agreements.

We commenced production of copper from residual leaching in January 2008, mining of new ore in January 2009, and production of copper from new ore in February 2009. We achieved commercial copper cathode production from newly-mined ore on April 1, 2009 and entered the production stage, following substantial completion of the testing and development phase.

Although we have continued to make substantial progress in ramping up copper production, the rate of increase has been slower than expected. In late October 2009, the failure of a well casing in a primary water supply well contributed to several months of lower than forecasted flow rates of pregnant leach solution through our SX plant, which in turn has resulted in lower-than-expected copper production and operating cash flow. It now appears that the targeted full production rate of 25 million pounds of copper per annum will not be attained until we have transitioned the stacking of ore to the new leach pad, which is not scheduled to be put into operation until sometime during the first quarter of 2011. We cannot provide any assurance that we will ramp up to full production or have successful mining and processing operations on the Johnson Camp property in the future.

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

We estimate we will incur an additional $12 to $15 million in capital costs during the next two years, primarily for the development and construction of a new leach pad. We also expect to incur expenses in connection with further exploratory drilling on the Johnson Camp property. In addition, any delay in our planned ramp up to full production may cause an increase in costs for us and could have a material adverse effect on our financial condition or results of operations.

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

We have prepared estimates of future copper production; however, we cannot be certain that we will ever achieve these estimates. Our production estimates depend on, among other things: the accuracy of our reserve estimates; the accuracy of assumptions regarding ore grades and recovery rates; ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of mining and processing; and our ability to obtain and maintain all necessary permits at all levels of development and production. We are processing the copper mineralization using Leach-SX–EW technology. This techniques may not be as efficient or economical as we have projected. Our actual production may vary from our estimates if any of these assumptions prove to be incorrect, and we may never achieve our full production target rate of 25 million pounds of copper per annum.

A major increase in our input costs, such as those related to acid, electricity, fuel and supplies, may have an adverse effect on our financial condition.

Our operations are affected by the cost of commodities and goods such as electrical power, sulfuric acid, fuel, and supplies. The Technical Report includes an economic analysis of the Johnson Camp Mine based on the mine plan, capital and operating cost estimates current as of the second quarter of 2007. Management prepares its cost and production guidance and other forecasts based on its review of current and estimated future costs. A major increase in any of these costs may have an adverse impact on our financial condition. For example, we expect that sulfuric acid and energy, including electricity and diesel fuel, will represent a significant portion of production costs at our operations, and if the costs increase, we could be negatively affected.

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

Our mining operations require water for mining, ore processing and related support facilities. Production at the Johnson Camp Mine is dependent on continuous maintenance of our water rights. Under Arizona law groundwater outside an active management area may be withdrawn and used for reasonable and beneficial use. The character of the water right - that is groundwater versus surface water - may at some point become an issue and may be subject to adjudication to the extent certain water is determined to be surface water. We are not subject to any such adjudication claims at this time. However, we cannot predict our potential involvement in or the outcome of any adjudication proceedings which may occur impacting our water rights and uses.

Production water for the Johnson Camp Mine is currently supplied from three wells controlled or located on the Johnson Camp property and from two wells located on private land adjacent to our property. In late October 2009, the failure of a well casing in one of our wells that provides make-up water for our leaching operation resulted in several months of below forecasted pregnant leach solution flow rates through our SX plant, and copper production was adversely affected. By early January 2010, we had placed two new wells into operation which have resulted in significantly improved pregnant leach solution flow rates that now are at the levels that we had forecasted as necessary to achieve our production targets. However, it may be necessary to drill additional wells on our property in order to expand our leaching operation or in addition to make additional upgrades to existing wells.

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

The Johnson Camp Mine has limited operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Such estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed by third parties, the methodologies and results of which we have assumed - but cannot be assured - are reasonable and accurate. In addition, future operating costs are based in part on our operating experience during 2009 and the first quarter of 2010, which may not be indicative of future costs. Such information and certain other factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, interruptions in the operation could affect these project future operating results. Actual cash operating costs and economic returns based upon development of proven and probable ore reserves may differ significantly from those currently estimated. Until reserves are actually mined and processed, the quantity of reserves must be considered only as estimates.

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

Although we have secured a number of permits for the operation of the Johnson Camp Mine, we still need to obtain certain additional permits for long-term operation of the mine, including an aquifer protection permit. In addition, certain permits will require applications for renewal from time to time during the life of the project and certain permits may be suspended or require additional applications in the event of a significant or substantial change to the Johnson Camp Mine operations or prolonged inactivity. To the extent other approvals are required and not obtained, we may: (i) be prohibited from continuing mining and/or processing operations; (ii) forced to reduce the scale of or all of our mining operations; or (iii) be prohibited or restricted from proceeding with planned exploration or development of mineral properties. For example, we are currently producing copper under an ADEQ Compliance Order. However, we anticipate that we will be required to immediately halt all of our operations at the Johnson Camp Mine if our application for an aquifer protection permit is denied.

We have incurred substantial debt and have granted a security interest in our assets. We are in default of our credit agreement with Nedbank, and Netbank may take steps to realize upon its security by taking control of all or a portion of our assets.

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

While we made the scheduled principal and interest payment that was due under our amended and restated credit agreement with Nedbank on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the scheduled principal and interest payment that was due on March 31, 2010 in the approximate amount of $2,150,000. Accordingly, our Company and Nedbank entered into an unconditional forbearance and extension agreement dated March 30, 2010 and amended on April 22, 2010 that allowed us a forbearance period until May 13, 2010 to negotiate an amendment to the credit agreement as it pertains to the March 31, 2010 payment and other terms therein. Nedbank has declined to extend the forbearance agreement, and we are now in default of our obligations under the credit agreement. Accordingly, the full amount of the outstanding principal and accrued and unpaid interest as of March 31, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the payment of $697,869 due on April 6, 2010 under the copper hedge agreement between the parties. The forbearance agreement expired at midnight on May 13, 2010. Accordingly, we are in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of March 31, 2010 must now be brought into current liabilities.

Our Company’s continuation as a going concern is dependent upon our ability to refinance our obligations under the credit agreement with Nedbank. If Nedbank elects to exercise its rights under the credit agreement and the copper hedge agreement, including the acceleration of the full amount due there under and institution of foreclosure proceedings against the security. Any such actions could force us into bankruptcy or liquidation.

We will require additional financing to complete the ramp up of operations at the Johnson Camp Mine, the availability of which cannot be assured.

We will require additional financing to complete the ramp up of operations at Johnson Camp Mine, as we expect to incur an additional $12-$15 million in capital costs during the next three years, primarily for the development and construction of a new leach pad. We also expect to incur expenses in connection with further exploratory drilling on the Johnson Camp property. Our estimated capital costs and operating expenses may change with more operating experience as our mine plan is implemented. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

Our indebtedness, as well as the current global recession, disruption in financial markets and lower copper prices generally, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of March 31, 2010, the outstanding principal amount of our debt was $23,257,825. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. In addition, copper prices have been highly volatile. Over the past two years copper prices have fluctuated in a range between $1.27/lb to $4.08/lb. On March 31, 2010, the spot price of copper on the LME was $3.55/lb. These conditions have made it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

As of May 17, 2010, our officers and directors as a group beneficially own approximately 14.6% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

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

In connection with our $12,000,000 private placement of 40 million Units in November, 2009, we received an exemption from certain shareholder approval requirements under the rules of the Toronto Stock Exchange (the “TSX”), on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continue to meet the TSX listing requirements. We have been informed by the TSX that the Continued Listings Committee has deferred its de-listing decision until on or before May 31, 2010. There is no assurance that the review will be determined in our favor, in which event our common stock will be delisted from the TSX.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, during the period covered by this quarterly report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Item 3.         Defaults Upon Senior Securities

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payment in the approximate amount of $2,150,000 that was due on March 31, 2010 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. The forbearance agreement expired at midnight on May 13, 2010. We are now in default of our obligations under the amended and restated credit agreement with Nedbank dated March 31, 2009, and the full amount of the outstanding principal and accrued and unpaid interest as of March 31, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. Accordingly, our Company has reclassified $14,307,333 of long-term debt to current liabilities within our condensed consolidated balance sheet as of March 31, 2010.

Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceedings against the Johnson Camp Mine. Nedbank has not served our Company with a formal notice of default under credit agreement, which is a precondition to such exercise of Nedbank’s rights of acceleration and foreclosure. In accordance with the credit agreement, upon missing the March 31, 2010 principal and interest payment the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06% .

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the payment of $697,869 due on April 6, 2010 under the copper hedge agreement between the parties. The forbearance agreement expired at midnight on May 13, 2010. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of March 31, 2010 must now be brought into current liabilities. Accordingly, our Company has reclassified $4,740,763 of long-term derivative liabilities to current liabilities within our condensed consolidated balance sheet as of March 31, 2010.

Item 4.         (Removed and Reserved)

None.

Item 5.         Other Information

Not applicable.

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

10.68	Agreement to Purchase Royalty dated as of March 31, 2009 between Nord Resources Corporation and IRC Nevada Inc.(36)

10.69	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(36)

10.70	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010(36)

10.71	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(37)

10.72	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(38)

Subsidiaries of the Issuer

21.1	Subsidiaries of the Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(39)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(39)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(39)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 6, 2008.

(9)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(28)	Incorporated by reference from our Form SB–2, filed with the SEC on October 19, 2007.

(29)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(30)	Incorporated by reference from our current report on Form 8–K dated June 30, 2008 and filed with the SEC on July 7, 2008.

(31)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended June 30, 2008, filed with the SEC on August 14, 2008.

(32)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(33)	Incorporated by reference from our Post Effective No. 3 on Form S-1 dated October 24, 2008 and filed with the SEC on October 24, 2008.

(34)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(35)	Incorporated by reference from our current report on Form 8–K dated November 25, 2008 and filed with the SEC on November 28, 2008.

(36)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(37)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(38)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(39)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Randy L. Davenport
Randy L. Davenport
(Principal Executive Officer)
Chief Executive Officer

Date:	May 17, 2010

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	May 17, 2010