Form 10-Q
period 2010-06-30
NORD RESOURCES CORP
filed 2010-08-13
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 110,972,582 shares of common stock as of June 30, 2010.

NORD RESOURCES CORPORATION

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2010

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

It is the opinion of management the interim condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2009. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2009.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$335,120	$1,298,138
Accounts receivable	210,854	781,393
Inventories	8,046,042	15,685,103
Prepaid expenses and other	78,513	71,778

Total Current Assets	8,670,529	17,836,412

Property and Equipment, at cost:
Property and equipment	47,366,436	47,227,963
Less accumulated depreciation, depletion and amortization	(6,224,571)	(4,358,804)

Net Property and Equipment	41,141,865	42,869,159

Other Assets:
Restricted marketable securities	686,476	686,476
Stockpiles and ore on leach pads	20,150,363	-
Debt issuance costs, net of accumulated amortization	688,332	813,483

Total Other Assets	21,525,171	1,499,959

Total Assets	$71,337,565	$62,205,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(Continued)

	June 30,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5,035,121	$7,952,694
Accrued expenses	4,163,802	1,900,720
Current portion of deferred revenue	67,226	306,117
Current maturities of accrued interest	1,133,374	185,802
Current maturities of senior long-term debt	10,740,591	7,160,394
Current maturities of long-term debt	4,919,992	-
Current maturities of derivative contracts	5,494,151	7,967,695
Current maturities of capital lease obligation	15,808	15,808
Long-term derivative contracts accelerated due to default	2,401,549	-
Senior long-term debt accelerated due to default	12,517,235	-

Total Current Liabilities	46,488,849	25,489,230

Long-Term Liabilities:
Derivative contracts, less current maturities	-	5,101,263
Senior long-term debt, less current maturities	-	16,097,432
Long-term debt, less current maturities	3,274,129	-
Capital lease obligation, less current maturities	18,148	27,087
Deferred revenue, less current portion	4,715,564	4,544,567
Accrued reclamation costs	161,897	157,580
Other	24,729	884,987

Total Long-Term Liabilities	8,194,467	26,812,916

Total Liabilities	54,683,316	52,302,146

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 200,000,000 shares authorized, 110,972,582 and 110,435,586 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,109,726	1,104,356
Additional paid–in–capital	121,638,692	121,488,765
Accumulated deficit	(105,774,627)	(99,620,778)
Accumulated other comprehensive loss	(319,542)	(13,068,959)

Total Stockholders’ Equity	16,654,249	9,903,384

Total Liabilities and Stockholders’ Equity	$71,337,565	$62,205,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

Net sales	$14,708,392	$6,596,971

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	7,669,246	5,725,303
General and administrative expenses (includes stock based compensation of $114,647 and $248,115, respectively)	1,246,396	1,447,932
Depreciation, depletion and amortization	857,941	501,676

Income (loss) from operations	4,934,809	(1,077,940)

Other income (expense):
Interest expense	(1,486,343)	(777,399)
Unrealized loss on de-designation of copper hedges	(13,392,853)	-
Unrealized gain on derivatives classified as trading securities	5,816,694	-
Realized gain (loss) on derivatives classified as trading securities	(1,878,084)	1,373,237
Miscellaneous income (expense), net	(148,072)	(12,760)

Total other income (expense)	(11,088,658)	583,078

Loss before income taxes	(6,153,849)	(494,862)

Provision for income taxes	-	-

Net loss	$(6,153,849)	$(494,862)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	111,430,992	69,859,195
Basic and diluted loss per share of common stock	$(0.06)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

Net sales	$8,703,078	$5,179,552

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	4,308,551	4,800,221
General and administrative expenses (includes stock based compensation of $63,721 and $62,592, respectively)	664,352	664,560
Depreciation, depletion and amortization	461,048	317,267

Income (loss) from operations	3,269,127	(602,496)

Other income (expense):
Interest expense	(892,624)	(641,976)
Unrealized loss on de-designation of copper hedges	(13,392,853)	-
Unrealized gain on derivatives classified as trading securities	5,816,694	-
Realized gain (loss) on derivatives classified as trading securities	(1,878,084)	111,998
Miscellaneous income (expense), net	(84,898)	(17,712)

Total other income (expense)	(10,431,765)	(547,690)

Loss before income taxes	(7,162,638)	(1,150,186)

Provision for income taxes	-	-

Net loss	$(7,162,638)	$(1,150,186)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	111,688,821	69,944,154
Basic and diluted loss per share of common stock	$(0.06)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

					Accumulated
			Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Common Stock		Capital	Deficit	Income (loss)	Equity
	Shares	Amount

Balance at December 31, 2009	110,435,586	$1,104,356	$121,488,765	$(99,620,778)	$(13,068,959)	$9,903,384
Comprehensive income:
Net loss	-	-	-	(6,153,849)	-	(6,153,849)
Unrealized mark to market adjustment of cash flow hedges, net	-	-	-	-	(643,436)	(643,436)
Net realized losses from cash flow hedges	-	-	-	-	(2,087,730)	(2,087,730)
Effective portion of copper hedges transferred to net sales	-	-	-	-	1,886,237	1,886,237
Reclassification of copper derivatives to miscellaneous expense on de- designation of
cash flow hedges	-	-	-	-	13,392,853	13,392,853
Effective portion of interest rate swap transferred to interest expense	-	-	-	-	201,493	201,493
Comprehensive income	-	-	-	-	-	6,595,568

Compensation expense from issuance of stock options	-	-	49,647	-	-	49,647
Exercise of stock options	451,667	4,517	36,133			40,650
Common stock issued for deferred stock units	85,329	853	(853)	-	-	-
Compensation expense from issuance of deferred stock units	-	-	65,000	-	-	65,000

Balance at June 30, 2010	110,972,582	$1,109,726	$121,638,692	$(105,774,627)	$(319,542)	$16,654,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net loss	$(6,153,849)	$(494,862)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	857,941	501,676
Accretion expense on accrued reclamation costs	4,317	3,985
Amortization of debt issuance costs	125,151	119,544
Issuance of stock options for services rendered	49,647	183,115
Issuance of deferred stock units for services rendered	65,000	65,000
Gain on sale of hedges-effective portion	-	(1,492,289)
Gain on sale of hedges-ineffective portion	-	(1,373,237)
Proceeds from settlement of effective hedges	-	1,204,607
Unrealized loss on de-designation of copper derivatives as cash flow hedges	13,392,853	-
Unrealized gain on derivatives classified as trading securities	(5,816,694)	-
Changes in assets and liabilities:
Accounts receivable	570,539	(127,362)
Inventories	7,952,091	(3,627,762)
Stockpiles and ore on leach pads	(19,336,285)	-
Prepaid expenses and other assets	(6,735)	300,500
Accounts payable	4,655,194	3,531,560
Accrued expenses	2,263,082	147,436
Accrued interest	1,058,072	484,955
Deferred revenue	(67,894)	(27,284)
Other liabilities	(10,266)	(9,378)
Net Cash Used By Operating Activities	(397,836)	(609,796)

Cash Flows From Investing Activities:
Decrease in restricted marketable securities	-	1,533,662
Proceeds from sale of ineffective hedges	-	913,562
Capital expenditures	(596,893)	(10,734,839)
Net Cash Used By Investing Activities	(596,893)	(8,287,615)

Cash Flows From Financing Activities:
Debt issuance costs	-	(80,929)
Proceeds from exercise of options	40,650	6,300
Proceeds from sale of royalty interest	-	4,950,000
Principal payments on capital leases	(8,939)	(1,948)
Net Cash Provided By Financing Activities	31,711	4,873,423

Net Decrease in Cash and Cash Equivalents	(963,018)	(4,023,988)

Cash and Cash Equivalents at Beginning of Period	1,298,138	4,465,245

Cash and Cash Equivalents at End of Period	$335,120	$441,257

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$105,817	$163,091
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
(Continued)

	2010	2009

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Warrants issued in connection with debt facilities	$-	$100,000
Common stock issued in exchange for deferred stock units	853	790
Mark to market of cash flow hedges	(643,436)	(18,585,961)
Change in property and equipment financed by accounts payable	(339,138)	5,606,614
Capitalized interest financed by accrued interest	-	357,660
Gain on sale of copper hedges-effective portion allocated to mine development costs	-	(271,897)
Change in depreciation expense allocated to inventory	313,030	593,211
Change in depreciation expense allocated to stockpiles and ore on leach pads	814,078	-
Accrued interest capitalized to long term debt, less current maturities	-	1,347,883
Accrued interest capitalized to current maturities of long term debt	-	490,139
Refinancing of short term obligations with current maturities of long term debt	4,919,992	-
Refinancing of short term obligations with long term debt, less current maturities	3,274,129	-

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

On July 5, 2010, the Company announced that it is immediately implementing measures to reduce its costs, maximize cash flow, and improve its operating efficiencies. The Company is temporarily suspending the mining and crushing of ore at the Johnson Camp Mine and laid off 43 people, representing approximately half of its workforce at the mine. The Company will continue to produce copper through the leaching of ore already in place on its existing pads and the ongoing requirements of its SX-EW plant. The suspension will result in an immediate reduction of costs and enable the Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the Company’s existing pads and the operation of its SX-EW plant. It is forecasted that the production level of copper can continue near the current rate for the next few months and will then slowly decline until the resumption of mining and crushing operations. The suspension provides the Company with the opportunity to further evaluate its geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved data base and geologic block model will provide the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore and will improve the reliability of future copper production.

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2010. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Nedbank, the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments in the amounts of $2,152,951 and $2,358,081 that were due on March 31, 2010 and June 30, 2010, respectively, under the Company’s $25,000,000 secured term-loan credit facility with Nedbank. The Company is now in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal and accrued and unpaid interest must now be included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. Accordingly, as of June 30, 2010, the Company has reclassified $12,517,235 of long-term debt to current liabilities within the condensed consolidated balance sheet.

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the payments for the monthly settlements beginning in March of 2010 through June 30, 2010 in the aggregate amount of $2,575,953 due under the Copper Hedge Agreement between the parties. Accordingly, the Company is in default under the Copper Hedge Agreement and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts must now be brought into current liabilities. Accordingly, as of June 30, 2010, the Company has reclassified $2,317,033 of derivatives contracts under its Copper Hedge Agreement to current liabilities within the condensed consolidated balance sheet.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. The Company’s ramp up of production since the commencement of commercial production has been slower than originally forecasted. In July 2010, the Company implemented measures to reduce costs, maximize cash flow, and improve efficiencies. The measures included the temporary suspension of mining and crushing of ore; additional drilling, metallurgical testing and assaying to enhance the understanding of mineralogy and the distribution of acid-soluble grades in the block model; and, updating the mine plan to optimize production and increase operating efficiencies.

The Company is evaluating a variety of alternatives to improve its liquidity.

3.           ADOPTION OF RECENTLY ISSUED ACCOUNTING GUIDANCE

In August 2009, the FASB issued guidance on the fair value measurement of liabilities and provided clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The guidance is effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the provisions of this standard effective January 1, 2010; such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2009, the FASB issued guidance changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design; and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company adopted the provisions of this standard effective January 1, 2010, which did not have a material impact on the Company’s condensed consolidated financial statements.

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

In addition, the guidance clarifies the requirements of the following existing disclosures:

  For purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of this standard on January 1, 2010; such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statement position or results of operations.

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

Production of Copper from Old Dumps

The Company commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Accordingly, the attainment of the production stage from residual leaching operations was achieved effective February 1, 2008. Until December 31, 2008, the capitalized costs incurred in the development and testing of the old dumps were being amortized on a straight-line basis over the expected life of production of existing ore on the old dumps which was estimated to be 5 years. In January 2009, management revised its estimate of the expected life of production from the old dumps to 3 years. Consequently the unamortized balance as of December 31, 2008 in the amount of $468,034 is being amortized on a straight-line basis over the remaining 2 years. During the six month periods ended June 30, 2010 and 2009, the Company amortized $117,009 and $117,009, respectively, in mine development costs from old dumps to cost of goods sold. During the three month periods ended June 30, 2010 and 2009, the Company amortized $58,504 and $58,504, respectively, in mine development costs from old dumps to cost of goods sold. The balance of the mine development costs for old dumps, net of accumulated amortization, is $117,009 as of June 30, 2010 and is included in property and equipment on the condensed consolidated balance sheet.

Production of Copper from Mining of New Ore

As a result of the development and testing of mining operations for the production of new ore, the Company began producing a nominal amount of copper cathode from newly-mined ore in February 2009. The Company achieved commercial production from the mining of new ore, which was based upon substantial completion of the testing and development phase, on April 1, 2009. Upon the achievement of commercial production from the mining of new ore, the costs to operate the mine were expensed as incurred and the capitalized mine development costs associated with the production of copper from the mining of new ore commenced being amortized over the life of the mine based on a “units of production” method which have been estimated at approximately 374,000,000 pounds of copper over the life of the mine. During 2009, the Company capitalized $1,526,317 of mine development costs which was net of revenues in the amount of $470,340 realized from the sale of 280,728 pounds of incidental copper cathode produced during the testing and development phase, and $271,897 from the settlement of copper derivatives related to this nominal production. During the six month periods ended June 30, 2010 and 2009, the Company amortized $65,121 and $32,142, respectively, in mine development costs associated with the development and testing of mining operations to obtain new ore. During the three month periods ended June 30, 2010 and 2009, the Company amortized $29,555 and $19,745, respectively, in mine development costs from the development and testing of such mining operations. The balance of the mine development costs, net of accumulated amortization, for development and testing of new ore mining operations is $1,672,661 as of June 30, 2010, which is included in property and equipment on the condensed consolidated balance sheet.

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

There are 4,990,006 stock options outstanding at June 30, 2010, of which 781,674 are non-qualified non-plan stock options and 4,208,332 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2010 to 2017.

The Company granted 436,000 stock options during the three and six month periods ended June 30, 2010. During the three and six month periods ended June 30, 2010, the Company recognized $31,221 and $49,647, respectively, in compensation expense related to employee stock options that vest over time or those that were cancelled prior to vesting.

The Company did not grant any options during the three months ended June 30, 2009 and granted 500,000 stock options during the six months ended June 30, 2009. During the three and six month periods ended June 30, 2009, the Company recognized $30,092 and $183,115, respectively, in compensation expense related to employee stock options that vest over time or that were cancelled prior to vesting.

As summarized in the following tables, during the three month period ended June 30, 2010, there were 436,000 stock options granted, 451,667 stock options were exercised, and 531,667 were cancelled or forfeited. During the six month period ended June 30, 2010, there were 436,000 stock options granted, 451,667 stock options were exercised, and 550,002 were cancelled or forfeited.

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended June 30, 2010
Options outstanding at March 31, 2010	5,537,340	$.52
Granted	436,000.16
Exercised	(451,667)	.09
Cancelled/Forfeited	(531,667)	.40

Options outstanding at June 30, 2010	4,990,006	$.53

		Weighted
	Number of	Average
	Shares	Exercise Price
Six months ended June 30, 2010
Options outstanding at December 31, 2009	5,555,675	$.51
Granted	436,000.16
Exercised	(451,667)	.09
Cancelled/Forfeited	(550,002)	.39

Options outstanding at June 30, 2010	4,990,006	$.53

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of June 30, 2010:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	4,990,006	4.5	$.53	$9,717
Exercisable stock options	4,151,572	4.7	$.62	$6,067

The closing price of the Company’s common stock on the OTC Bulletin Board on June 30, 2010 was $0.10 per share. Accordingly, the intrinsic values of total stock options and exercisable stock options as of June 30, 2010 were $9,717 and $6,067, respectively.

The following tables summarize the unvested stock options outstanding as of June 30, 2010:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended June 30, 2010
Unvested options outstanding at March 31, 2010	596,685	$.09
Granted	436,000.10
Vested	(179,250)	14
Cancelled/Forfeited	(15,001)	.05

Unvested Options outstanding at June 30, 2010	838,434	$.09

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Six months ended June 30, 2010
Unvested options outstanding at December 31, 2009	1,459,998	$.08
Granted	436,000.10
Vested	(1,034,229)	.08
Cancelled/Forfeited	(23,335)	.05

Unvested Options outstanding at June 30, 2010	838,434	$.09

The total grant date fair value of options granted during the three and six month periods ended June 30, 2010 was $41,856. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of June 30, 2010, 838,434 stock options remain unvested, which will result in $24,735 in compensation expense to be recognized over the next four quarters.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, there were 436,000 options granted during the three and six month periods ended June 30, 2010. The expected forfeiture rate of 10.3% was based on the actual forfeitures of stock options due to the termination of one of the employees in the pool. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The fair values for the stock options granted during the six month periods ended June 30, 2010 and 2009 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Risk-free interest rate	1.1%	1.1%
Expected life	2.8 years	3.0 years
Expected volatility	105%	97%
Expected dividend yield	0%	0%

Deferred Stock Units

During the three and six months ended June 30, 2010, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three and six months ended June 30, 2010.

During the three and six months ended June 30, 2010, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 100,000 and 130,769 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 81,250 and 106,250 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 81,250 and 106,250 deferred stock units, respectively; and T. Sean Harvey received 62,500 and 81,731 deferred stock units, respectively. During the three and six months ended June 30, 2010, the Company recognized expense of $32,500 and $65,000, respectively, related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan, which forms part of the Company’s 2006 Stock Incentive Plan. During the three and six months ended June 30, 2010, 0 and 85,329 deferred stock units were converted into shares of the Company’s common stock, respectively. As of June 30, 2010, there were 1,073,272 deferred stock units outstanding.

During the three and six months ended June 30, 2009, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 24,096 and 57,994 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 19,578 and 47,120 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 19,578 and 47,120 deferred stock units, respectively; and T. Sean Harvey received 15,060 and 36,246 deferred stock units, respectively. During the three and six months ended June 30, 2009, the Company recognized expense of $32,500 and $65,000, respectively, related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan, which forms part of the Company’s 2006 Stock Incentive Plan. During the three and six months ended June 30, 2009, 0 and 78,952 deferred stock units were converted into shares of the Company’s common stock, respectively. As of June 30, 2009, there were 580,765 deferred stock units outstanding.

6.           INVENTORY

Inventory is as follows:

	June 30, 2010	December 31,
		2009
Current Assets:	(unaudited)
Copper in process	$7,680,071	$15,072,292
Finished goods	72,615	64,967
Material, supplies and decorative rock	293,356	547,844
	8,046,042	15,685,103
Long-Term Assets:
Stockpiles and ore on leach pads	20,150,363	-
	$28,196,405	$15,685,103

The Company’s inventories are carried at the lower of cost or net realizable value. Copper in process and finished goods inventories are valued using the weighted average cost of production and include all costs of purchase, costs of conversion (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads. During the three and six month periods ended June 30, 2010 and 2009, $920,065 and $1,826,760 and $0 and $3,000,839, respectively, of costs incurred in excess of normal operating costs due to the fact the Company is ramping up production and is currently running at less than normal operating capacity have been included in costs applicable to sales on the condensed consolidated statement of operations.

On July 5, 2010, the Company announced that it is temporarily suspending the mining and crushing of ore at the Johnson Camp Mine. The Company will continue to produce copper through the leaching of ore already in place on its existing pads and the ongoing operations of its SX-EW plant. It is forecasted that the production level can continue near the current rate for the next few months and then will slowly decline until the resumption of mining and crushing operations. The suspension provides the Company with the opportunity to further evaluate its geologic data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved data base and geologic block model will provide the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore and will improve the reliability of future copper production.

7.           LONG-TERM DEBT

The Company was unable to make the payments of principal in the amounts of $1,790,099 that were due on March 31 and June 30, 2010, respectively and interest payments of $362,852 and $567,982 that were due on March 31, 2010 and June 30, 2010, respectively, to Nedbank under the terms of the amended and restated credit agreement dated March 31, 2009. The Company is now in default of its obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 and any accrued and unpaid interest must now be included in the Company’s current liabilities, together with any additional amounts payable under the credit agreement. Accordingly, the Company has reclassified $12,517,235 of long-term debt to current liabilities within its condensed consolidated balance sheet as of June 30, 2010. Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the March 31, 2010 and June 30, 2010 principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06%.

In accordance with the credit agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the credit agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and credit agreement. Furthermore, under the credit agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and July 6, 2010 under the terms of its Copper Hedge Agreement. As of June 30, 2010, the total amount due to Nedbank as a result of these missed payments is $2,575,953 and is included in accrued expenses on the condensed consolidated balance sheet. Accordingly, the Company is in default under the Copper Hedge Agreement and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts must now be brought into current liabilities. Given this default the Company has reclassified $2,317,033 of long-term derivative liabilities to current liabilities within its condensed consolidated balance sheet as of June 30, 2010.

Given the current situation with the Company’s lender, and the related default as of June 30, 2010, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the value as of June 30, 2010 is considered to be impracticable.

On September 1, 2009, Fisher Sand & Gravel Company, the Company’s mining contractor, agreed to defer $850,000 due to it for a period of three years. As December 31, 2009, this balance is included in other long-term liabilities on the condensed consolidated balance sheet. Pursuant to that agreement, from April 1, 2010 through June 30, 2011, the Company had agreed to pay Fisher, on a monthly basis, 12% per annum interest on the deferred payments. The Company retained the right to prepay the deferred payments at any time without penalty. As of June 30, 2010, the Company had accrued $110,500 of interest expense related to this debt. On July 29, 2010, the Company announced that it had reached an agreement with Fisher to convert $8.2 million of unsecured trade payables, including the former note due to Fisher in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the agreement, beginning in August 2010, Fisher Sand & Gravel Company will receive weekly payments on the note that are based on a formula related to the weekly level of copper sales made by the Company as well as the realized price received for the copper sold. Accordingly, as of June 30, 2010, the Company has reclassified $7,233,629, $110,500, and $849,992 of accounts payable, accrued interest and other long-term liabilities, respectively to current maturities of long-term debt and long-term debt, less current maturities in the respective amounts of $4,919,992 and $3,274,129, as reflected in the condensed consolidated balance sheet.

8.           SALE OF ROYALTY

On March 31, 2009, the Company sold to Royal Gold (formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are being expensed in the period incurred. During the three and six months ended June 30, 2010, the Company recognized $35,973 and $67,894 in revenue and recorded $216,678 and $413,168 in royalty expense related to this royalty within the condensed consolidated statements of operations, respectively. Total deferred revenue is $4,782,790 as of June 30, 2010, of which $67,226 is expected to be amortized to revenue over the next twelve months. As of June 30, 2010, the total amount owed by the Company under the terms of the royalty agreement is $783,495 and is included in accounts payable on the condensed consolidated balance sheet. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $31,104 of interest as of June 30, 2010.

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

Under ASC guidance for derivative instruments and hedging activities, these contracts are carried on the consolidated balance sheets at their fair value which as of June 30, 2010 and December 31, 2009 was $(7,576,158) and $(12,726,715), respectively. From the period of inception of the derivative contracts through March 31, 2010, these contracts were designated as cash flow hedges with changes to the fair value of these contracts being reflected in accumulated other comprehensive income (loss). However, due to the Company’s inability to make the required payments as the copper derivative contracts matured, the Company reclassified the outstanding hedge contracts from cash flow hedges to trading securities. Consequently, commencing on April 1, 2010, the changes in estimated fair value of these contracts are reflected in other income (expense) on the condensed consolidated statement of operations. During the three and six month periods ended June 30, 2010, the settlements of hedges for 0 and 1,984,161 pounds of copper amounted to $0 and $(1,886,237), respectively, and were classified as effective hedges. Accordingly, these amounts are included in net sales in the condensed consolidated statement of operations. During the three and six month periods ended June 30, 2010, decreases in fair value in the amounts of $0 and $(666,138) were recorded as accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.

As noted above, as of June 30, 2010, the Company is in default of the related Copper Hedge Agreement as it failed to make the requisite monthly payments (March 31, 2010 through June 30, 2010 settlements) related to the settlement of the derivative contracts. As of June 30, 2010, the total amount owed to Nedbank as a result of these missed payments is $2,575,953. Accordingly, given that the Company is not performing under the terms of the underlying Copper Hedge Agreement, as of April 1, 2010, the Company de-designated 100% of the derivatives previously classified as cash-flow hedges and reclassified the estimated fair value of $(13,392,853) of the derivatives from accumulated other comprehensive income (loss) to other income (expense), recognizing an unrealized loss for the amount. During the three month period ended June 30, 2010, the Company recognized a realized loss of $(1,878,084) on the monthly settlements of a total of 1,984,161 pounds of copper for the derivatives now classified as trading securities. The Company also recognized an unrealized gain of $5,816,694 during the three month period ended June 30, 2010 related to the mark to market of the derivatives classified as trading securities. As of June 30, 2010, 100% of the Company’s derivatives related to the forward sales of copper cathode are classified as trading securities with no remaining derivatives classified as cash-flow hedges.

During the three and six month periods ended June 30, 2009, contracts representing approximately 161 (354,944 pounds) and 740 (1,631,421 pounds) metric tons, respectively, of copper originally designated as cash flow hedges were reclassified to trading securities because the Company’s forecasted production of copper during these periods no longer matched its hedged position, and, as such, the underlying derivative contracts were deemed to be ineffective. Accordingly, the realized gains from the sale of these contracts in the amounts of $111,998 and $1,373,237 for the three and six month periods ended June 30, 2009, respectively, have been reclassified from accumulated other comprehensive income and reported within the condensed consolidated statement of operations as other income. Furthermore, the decreases in estimated fair value of $7,660,164 and $18,709,700 for the contracts classified as effective cash flow hedges that occurred during the three and six months ended June 30, 2009, respectively, were deferred in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

In addition, during the three and six month periods ended June 30, 2009 the Company transferred $919,323 and $1,492,289, respectively, of realized gains to copper sales and $0 and $271,897, respectively, of realized gains to capitalized mine development costs. These amounts were the result of effective hedges of copper for which the underlying copper contracts were settled during the three and six month periods ended June 30, 2009, and related to sales of 2,070,034 and 2,626,087, respectively, pounds of copper, and 0 and 280,728, respectively, pounds of copper from the residual production of copper during the testing and development stage of the mine.

As of June 30, 2010, the estimated amount of copper production covered by economic hedges (derivatives no longer classified as cash flow hedges for accounting purposes) classified as trading securities was approximately 98% of the total estimated copper production for the six months ending December 31, 2010, and 165% for the year ending December 31, 2011. As of June 30, 2010, the Company had in place forward contracts of 1,800 (3,968,321 pounds) and 2,400 (5,291,095 pounds) metric tons for 2010 and 2011, respectively, at a net forward price of $4,646 ($2.11 per pound) and $4,413 ($2.00 per pound) per metric ton for the same periods. The program also included the purchase of long call options for the same quantities thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of June 30, 2010, the average strike prices of the long call options were $8,380 ($3.80 per pound) and $8,723 ($3.96 per pound) per metric ton for the six month period ending December 31, 2010, and for the year ending December 31, 2011, respectively.

Furthermore, due to the Company’s default under the terms of the Copper Hedge Agreement, the Company has reclassified the long-term amount of $2,317,033 to current liabilities, and under the terms of the agreement may be required to unwind these positions prior to their scheduled settlement. Although this estimate is subject to changes in the forward price curve for copper, the estimated amount of the copper derivatives that will settle over the next twelve months in accordance with their normal operating terms stated in the contracts is $5,259,125.

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

Under ASC guidance for derivative instruments and hedging activities, this interest rate swap agreement is carried on the consolidated balance sheets at fair value which was estimated as $(319,542) and $(342,243) as of June 30, 2010 and December 31, 2009, respectively. As this contract was designated as a cash flow hedge, changes in fair value are reflected in accumulated other comprehensive income (loss). During the three and six month periods ended June 30, 2010, the Company recognized $95,676 and $201,493, respectively, in interest expense in the condensed consolidated statements of operations. During the three and six month periods ended June 30, 2009, the Company recognized $77,215 and $143,310, respectively, in interest expense in the condensed consolidated statements of operations. In addition, changes in fair value in the amount of $22,701 and $123,739 for the six month periods ended June 30, 2010 and 2009, respectively, were reflected in accumulated other comprehensive income (loss) and as reductions of the liability in the condensed consolidated balance sheets. The amount deferred will be reclassified to the statement of operations upon the ultimate payment of the interest expense on the Company’s credit agreement with Nedbank or by declaration that the interest rate swap is ineffective. Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of June 30, 2010, approximately $235,026 of the deferral in accumulated other comprehensive income (loss) is expected to be reclassified to interest expense within the next twelve months. In addition, due to the Company’s default under the credit agreement with Nedbank, and therefore, it’s cross default under the terms of the interest rate swap, the Company has reclassified the long-term amount of $84,516 to current liabilities. However, the Company is still performing under the stated terms of the interest rate swap and it is deemed to be an effective cash flow hedge as of June 30, 2010.

Fair Value of Derivative Instruments

	Balance		Balance
	Sheet		Sheet
	Location	Fair Value	Location	Fair Value
As of June 30, 2010 Instruments not designated as hedges under ASC 815:

Commodity contracts	Current Liabilities	$7,576,158	Long Term Liabilities	$-

Instruments designated as hedges under ASC 815:

Interest rate swap contracts	Current Liabilities	$319,542	Long Term Liabilities	$-

As of December 31, 2009 Instruments designated as hedges under ASC 815:

Commodity contracts	Current Liabilities	$7,653,709	Long Term Liabilities	$5,073,006

Interest rate swap contracts	Current Liabilities	$313,986	Long Term Liabilities	$28,257

Cash-Flow Hedges

The Company utilizes derivatives for the purpose of hedging forecasted cash flows related to the sale of copper and debt service requirements. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income (loss) (“OCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on the derivative representing either hedged components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. As of April 1, 2010, due to the Company’s inability to make the required payments as the copper derivative contracts matured, the Company de-designated 100% of its cash flow hedges related to its copper price hedging program and reclassified the estimated fair value to trading securities. Consequently, commencing on April 1, 2010, the changes in fair value of these contracts are reflected in other income (expense) on the condensed consolidated statements of operations. During the three and six months ended June 30, 2010 and 2009, the Company recognized the following gains (losses) related to its copper price protection and interest rate swap programs:

Three months ended
June 30, 2010
Effective Portion
Net gain recognized in other comprehensive income (loss) (OCI)	$29,014
Loss recognized in interest expense	$(95,676)

Ineffective Portion
Unrealized loss on de-designation of copper hedges	$(13,392,853)

Three months ended
June 30, 2009
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(8,597,641)
Gain reclassified from accumulated OCI into net sales	$919,323
Loss recognized in interest expense	$(77,215)

Ineffective Portion
Gain recognized in miscellaneous income	$111,998

Six months ended
June 30, 2010
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(643,436)
Loss reclassified from accumulated OCI into net sales	$(1,886,237)
Loss recognized in interest expense	$(201,493)

Ineffective Portion
Unrealized loss on de-designation of copper hedges	$(13,392,853)

Six months ended
June 30, 2009
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(19,605,216)
Gain reclassified from accumulated OCI into net sales	$1,492,289
Gain reclassified from accumulated OCI in pre-production costs	$271,897
Loss recognized in interest expense	$(143,130)

Ineffective Portion
Gain recognized in miscellaneous income	$1,373,237

Nedbank, the counterparty to all of the Company’s derivative contracts, is also the senior lender on the Company’s long-term debt, for which substantially all of the Company’s assets are held as collateral. Accordingly, in accordance with the related credit agreement, a default on the derivative contracts has triggered a cross default under the credit agreement which has put Nedbank in a position to pursue any and all remedies under the related derivative contracts and credit agreement. Furthermore, under the credit agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company neither deposited nor holds any collateral related to its derivative financial instruments. In addition, to date the Company has not required any of its counterparties or customers to post collateral.

The Company has failed to make payments due to Nedbank in the amount of $2,575,953 on copper derivative contracts which matured between April 6, 2010 and July 6, 2010. Accordingly, the Company is in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts have been brought into current liabilities as of June 30, 2010.

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

The following table sets forth the Company’s financial assets and liabilities within the condensed consolidated balance sheet as of June 30, 2010 and consolidated balance sheet as of December 31, 2009 measured at fair value by level within the fair value hierarchy. As required by ASC guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2010	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative contracts – copper trading securities, net	$(7,576,158)	-	$(7,576,158)	-
Derivative contract – interest rate swap contract	(319,542)	-	(319,542)	-

December 31, 2009	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative contracts – copper cash flow hedges, net	$(12,726,715)	-	$(12,726,715)	-
Derivative contract – interest rate swap contract	(342,243)	-	(342,243)	-

The Company’s derivative instruments, which include forward contracts for the sale of copper (synthetic put structure including forward contracts and call options on copper) and an interest rate swap, are valued using pricing models. The Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

11.         BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 61,054,836 and 21,953,836, shares of common stock for the six months ended June 30, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. Outstanding options, warrants and other dilutive securities to purchase 61,054,836 and 21,953,836 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

12.         CONCENTRATIONS

The Company currently sells 100% of its copper cathode production to Red Kite Explorer Fund Limited under a definitive purchase and sale agreement dated February 2, 2008 with Red Kite, a large, well capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

13.         COMMITMENTS

In June 2010, the Company engaged FTI Consulting (“FTI”), Inc, to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company has agreed to pay FTI a success fee ranging between from 0.75% to 3.5% of the capital raised for the Company during the twelve month period ending May 31, 2011 as well as certain amounts payable should other specified transactions occur. As of June 30, 2010, the Company had paid FTI $50,000 and no amounts were payable under the success portions of the Agreement.

14.         SUBSEQUENT EVENTS

Suspension of Mining - On July 5, 2010, the Company announced that it immediately implemented measures to reduce its costs, maximize cash flow, and improve its operating efficiencies. The Company temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off 43 people, representing approximately half of its workforce at the mine. The Company is continuing to produce copper through the leaching of ore already in place on its existing pads and the ongoing operations of its SX-EW plant. The suspension has resulted in an immediate reduction of costs and has enabled the Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on our existing pads and the operation of its SX-EW plant. It is forecasted that the production level of copper can continue near the current rate for the next few months and will then slowly decline until the resumption of mining and crushing operations. The suspension provides the Company with the opportunity to further evaluate its geologic data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved data base and geologic block model will provide the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore and will improve the reliability of future copper production.

Conversion of Payable into a Two Year Note – On July 29, 2010, the Company announced that it had reached an agreement with Fisher Sand & Gravel Company, its largest unsecured trade creditor, to convert $8.2 million of unsecured trade payables, including the former note due to Fisher Industries in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the agreement, beginning in August 2010, Fisher will receive weekly payments on the note that are based on a formula related to the weekly level of copper sales made by the Company as well as the realized price received for the copper sold. Accordingly, as of June 30, 2010, the Company has reclassified $7,233,629, $110,500, and $849,992 of accounts payable, accrued interest and other long-term liabilities, respectively to current maturities of long-term debt and long-term debt, less current maturities in the respective amounts of $4,919,992 and $3,274,129, as reflected in the condensed consolidated balance sheet.

Delisting of Common Stock from Toronto Stock Exchange – On July 29, 2010, the Company announced that after further consideration, it had decided not to pursue at this time a new listing on a Canadian-based stock exchange. As previously announced, at the close of the market on July 30, 2010, the Toronto Stock Exchange delisted the Company’s common stock. Shares of the Company’s common stock will continue to trade in the United States on the OTC Bulletin Board.

Item 2.           Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six month periods ended June 30, 2010 and 2009 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and six month periods ended June 30, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we entered into our credit agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. As of June 30, 2010, we had drawn the entire credit facility. All of the funds available under such facility have been used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine.

We commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. We commenced mining of new ore upon completion of the reactivation work in January 2009 and achieved commercial copper cathode production from newly-mined ore on April 1, 2009 and entered the production stage, following substantial completion of the testing and development phase. On July 2, 2010, we temporarily suspended the mining and crushing of new ore. All other operations, including leaching, SX-EW and copper production, are continuing.

On November 5, 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total gross proceeds of $12,000,000. In connection with the offering, which was effected in an offshore transaction pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, we paid the placement agent a commission equal to $600,000, or 5% of the gross proceeds of the offering. Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. The proceeds of the offering were used to make the outstanding debt service payments that were due to Nedbank on September 30, 2009 and December 31, 2009, to purchase approximately $500,000 in additional equipment, to reduce accounts payable, and for general working capital purposes. As of June 30, 2010, none of the warrants issued as part of this private placement have been exercised.

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payment in the approximate amount of $2,150,000 that was due on March 31, 2010 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. The forbearance agreement expired at midnight on May 13, 2010. We are now in default of our obligations under the amended and restated credit agreement with Nedbank dated March 31, 2009, and the full amount of the outstanding principal and accrued and unpaid interest as of June 30, 2010 of $24,284,336 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement.

Nedbank has not served our Company with a formal notice of default under the credit agreement, which is a precondition to the exercise of Nedbank’s rights upon a default under the credit agreement, including the acceleration of the full amount due there under and institution of foreclosure proceedings against the security. However, in accordance with the credit facility, we have accrued a 3% annual surcharge to the entire amount of the outstanding principal and interest under the credit agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the outstanding payments of $2,575,953 as of July 6, 2010 under the copper hedge agreement between the parties. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the copper hedge agreement and $2,317,033 formerly eligible for treatment as amounts payable under long-term derivative contracts as of June 30, 2010 must now be brought into current liabilities.

Under applicable rules of the Toronto Stock Exchange (the “TSX”), we were required to obtain shareholder approval for an issuance of listed securities in excess of 25% of the current issued and outstanding share capital of our Company. Further, we were also required to obtain shareholder approval if a securities offering would have a material effect on the control of our Company. In connection with the private placement of the Units, we received an exemption from these shareholder approval requirements, on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continued to meet the TSX listing requirements. We were unable to meet the TSX listing requirements and, effective July 30, 2010, our Company’s common stock has been delisted from the TSX. Our Company’s stock continues to be quoted on the OTC Bulletin Board (OTCBB).

In June 2010, the Company engaged FTI Consulting (“FTI”), Inc, to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company has agreed to pay FTI a success fee ranging between from 0.75% to 3.5% of the capital raised for the Company during the twelve month period ending May 31, 2011. As of June 30, 2010, the Company had paid FTI $50,000.

Subsequent to the quarter ended June 30, 2010, we entered into a settlement agreement dated July 28, 2010 (the "Settlement Agreement') with Fisher Sand & Gravel Company ("Fisher"), our largest unsecured trade creditor, to convert approximately $8.2 million of payables owing to Fisher and its affiliated company, F5 Equipment Inc., to a two-year unsecured note (the "Note") bearing interest on the outstanding principal and interest at the rate of approximately 6% per annum. Fisher is the mining contractor who has been conducting mining operations at our Johnson Camp Mine.

The Settlement Agreement provides for an additional $200,000 cash payment to Fisher which has been paid.

Under the Settlement Agreement, Fisher will receive monthly payments on the Note with the amounts based on a formula related to the level of copper sales made by our company. The key terms of the Note, dated July 28, 2010, are as follows:

o	Maker: Nord Resources Corporation

o	Holder: Fisher Sand & Gravel Co., a North Dakota corporation with its principal place of business in Tempe, Arizona

o	Principal Amount: $8,200,000

o	Maturity Date: July 31, 2012

o	Interest Rate: The principal sum and any interest outstanding from time to time under the Note shall bear interest at .115% per week.

o

Payments: Nord shall make weekly payments as set forth below. Payments shall first be applied to interest and then to principal. Payment for any particular week shall be made by the Friday of the following week (or the subsequent business day should any Friday for which payment is due fall on a federal holiday). The first payment shall be for the week beginning on July 26, 2010, and due on August 6, 2010.

o	Payment Calculation: For any specific week, Nord shall make payments based on the following formulas:

If Nord ships four (4) or more loads of copper, the weekly payment shall be:

$100,000	x	Weekly Realized Price
$3.00

If Nord ships three (3) loads of copper, the weekly payment shall be:

$75,000	x	Weekly Realized Price
$3.00

If Nord ships two (2) or fewer loads of copper, the weekly payment shall be:

Note Balance	x	.00115

"Weekly Realized Price" means the price received by Nord for sales during a given week.

"Note Balance" means the outstanding principal balance of the Note at the beginning of a given week.

Further, in an effort to reduce its costs, maximize cash flow, and improve its operating efficiencies our Company has temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and has laid off 43 people, representing approximately half of its workforce at the mine. We are continuing to produce copper through the leaching of ore already in place on its existing pads and the ongoing operations of its SX-EW plant.

Our Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current reactivation plan includes estimated full production rate of 25 million pounds of copper cathode per annum.

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

Due to continued copper recovery issues with the existing leach pads combined with a reduction in the amount of mining activity stemming from inadequate capital, we were unable to become cash flow positive in the second quarter as anticipated. As a result, On July 2, 2010, we temporarily suspended the mining and crushing of new ore operations to increase cash flow with the goal of building a new leach pad that is not built on the pre-existing leach pads. All other operations, including leaching, SX-EW and copper production, are continuing.

Although we are now in default under our credit agreement with Nedbank and our copper hedge agreement with Nedbank Capital, we intend to continue with our operations in the ordinary course, as we aggressively pursue certain opportunities that we have generated to refinance and/or recapitalize our Company.

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

We estimate that we will incur an additional $14 million in capital costs in the next two years, primarily for the expansion of our existing leach pad capacity. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. The estimated start-up date for the new pad is subject to the Company’s ability to complete our current effort to restructure our capital structure and to obtain additional financing in the third quarter of 2010 or shortly thereafter.

Results of Operations – Three and Six Months Ended June 30, 2010 and 2009

The following table sets forth our operating results for the three and six months ended June 30, 2010, as compared with our operating results for the three and six months ended June 30, 2009.

	Three Months Ended			Six Months Ended
			Change			Change
	June 30,	June 30,	(Increase/	June 30,	June 30,	(Increase/
	2010	2009	Decrease)	2010	2009	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$8,703,078	$5,179,552	$3,523,526	$14,708,392	$6,596,971	$8,111,421

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	4,308,551	4,800,221	(491,670)	7,669,246	5,725,303	1,943,943
General and administrative expenses	664,352	664,560	(208)	1,246,396	1,447,932	(201,536)
Depreciation, depletion and amortization	461,048	317,267	143,781	857,941	501,676	356,265

Income (loss) from operations	3,269,127	(602,496)	3,871,623	4,934,809	(1,077,940)	6,012,749

Other income (expense): Interest expense	(892,624)	(641,976)	(250,648)	(1,486,343)	(777,399)	(708,944)

	Three Months Ended			Six Months Ended
			Change			Change
	June 30,	June 30,	(Increase/	June 30,	June 30,	(Increase/
	2010	2009	Decrease)	2010	2009	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Unrealized loss on de- designation of copper hedges	(13,392,853)	-	(13,392,853)	(13,392,853)	-	(13,392,853)
Unrealized gain on derivatives classified as trading securities	5,816,694	-	5,816,694	5,816,694	-	5,816,694
Realized gain (loss) on derivatives classified as trading securities	(1,878,084)	111,998	(1,990,082)	(1,878,084)	1,373,237	(3,251,321)
Miscellaneous income (expense), net	(84,898)	(17,712)	(67,186)	(148,072)	(12,760)	(135,312)

Total other income (expense)	(10,431,765)	(547,690)	(9,884,075)	(11,088,658)	583,078	(11,671,736)

Loss before income taxes	(7,162,638)	(1,150,186)	(6,012,452)	(6,153,849)	(494,862)	(5,658,987)

Provision for income taxes	-	-	-	-	-	-

Net loss	$(7,162,638)	$(1,150,186)	$(6,012,452)	$(6,153,849)	$(494,862)	$(5,658,987)

Basic loss per share of common stock:

Weighted average number of basic and diluted common shares outstanding	111,688,821	69,944,154		111,430,992	69,859,195
Basic and diluted loss per share of common stock	$(0.06)	$(0.02)		$(0.06)	$(0.01)

Revenue

We commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We entered the production stage as we achieved commercial copper cathode production from newly-mined ore on April 1, 2009.

In February 2008, we entered into a long term cathode sales agreement with Red Kite Explorer Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine. Pricing is based on the average daily COMEX price for high–grade copper as determined at the end of the day of settlement.

We recorded revenues of $8,703,078 (including $35,973 in amortization of deferred revenue) from the sale of 2,729,194 pounds of copper cathode for the three months ended June 30, 2010 and revenues of $14,708,392 (including losses of ($1,866,237) from the settlement of copper hedges and $67,894 in amortization of deferred revenue) from the sale of 5,151,130 pounds of copper cathode for the six months ended June 30, 2010. Revenues during the three month period ending June 30, 2010, do not include the impact of copper hedge activity in the amount of ($1,878,084) as these hedges were de-designated as cash flow hedges and consequently not included as an element of revenue. The average realized price of copper sold during the three and six month periods ending June 30, 2010 was $3.19 and $2.86 per pound, respectively. The average realized price of copper sold during the three and six month periods ending June 30, 2010 would have been $2.50 and $2.49 per pound, respectively, if the copper hedges would have remained classified as cash flow hedges.

We recorded revenues of $5,179,552 (including $919,323 from the settlement of copper hedges and $27,284 in amortization of deferred revenue) from the sale of 2,070,034 pounds of copper cathode for the three months ended June 30, 2009 and revenues of $6,596,971 (including $1,492,289 from the settlement of copper hedges and $27,284 in amortization of deferred revenue) from the sale of 2,626,087 pounds of copper cathode for the six months ended June 30, 2009. Additionally, for the six month period ending June 30, 2009, revenues earned from the sale of 280,728 pounds of copper cathode produced during the testing and development stage of the mine in the amount of $742,237 (including $271,897 from the settlement of copper hedges) were credited to mine development costs. The average realized price of copper sold during the three and six month periods ending June 30, 2009 was $2.50 and $2.51 per pound, respectively.

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

For the three months ended June 30, 2010, we incurred $4,308,551 (including $920,065 in ramp up expenses) of costs applicable to sales from the sale of copper. For the six months ended June 30, 2010, we incurred $7,669,246 (including $1,826,760 in ramp up expenses) of costs applicable to sales from the sale of copper.

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

General and Administrative Expenses

Our general and administrative expenses decreased slightly to $664,352 for the three months ended June 30, 2010, as compared to $664,560 for the three months ended June 30, 2009. Total wages increased in the three months ended June 30, 2010 by $114,149 from the same period in 2009. The wages in 2009 were lower primarily due to a $156,321 decrease in employee compensation primarily resulting from a reduction in performance incentive bonus accruals. Wages excluding the performance incentive bonus decreased in 2010 from 2009 by $46,144 in this same time period. This increase in wages was offset in part by a decrease in professional fees of $125,535 in the three months period ending 2010 as compared to the same period in 2009.

Our general and administrative expenses decreased to $1,246,396 for the six months ended June 30, 2010, compared to $1,447,932 for the six months ended June 30, 2009. Total wages during the six months ended June 30, 2010 decreased by $55,319 from the same period in 2009. The wages in 2009 were lower primarily due to a $141,102 decrease in employee compensation primarily resulting from a reduction in performance incentive bonus accruals. Wages, excluding the performance incentive bonus, decreased in the six months ended June 30, 2010, compared to the same period in 2009 by $50,203 during the same time period. Professional fees decreased by $163,454 in the six months period ending 2010 as compared to the same period in 2009.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses increased by $143,781 and $356,265, respectively, for the three and six month periods ended June 30, 2010, as compared to the three and six months periods ended June 30, 2009. The increases were primarily due to the increase in the tons mined and the copper produced in the comparison period to the same period in the prior year when the Company was just beginning the ramp up of mining new ore

Other Income (Expense)

For the three month period ended June 30, 2010 in comparison to the three month period ended June 30, 2009, other income (expense) decreased by ($9,884,075) primarily resulting from the de-designation of copper hedges from cash flow hedges to trading securities ($13,392,853); the unrealized gains of $5,816,694 and the realized losses of ($1,878,084) in comparison to realized gains of $111,998 for the three months ended June 30, 2009. In addition, increase interest expense by $250,648 primarily due to the 3% surcharge on the Nedbank Credit facility resulting from the fact that the Company is in default on the loan and from interest charges of $100,910 on the outstanding balance due to Fisher Industries, the company’s mining contractor.

The decrease in other income (expense) of ($11,671,736) for the six month period ended June 30, 2010 in comparison to the six month period ended June 30, 2009 was primarily resulting from the de-designation of copper hedges from cash flow hedges to trading securities ($13,392,853); the unrealized gains in the fair market value of $5,816,694; the realized losses of ($1,878,084) in comparison to realized gains of $1,373,237 for the six months ended June 30, 2009 and the $708,944 increase in interest expense resulting from the inclusion of interest for both quarters of 2010 versus only one quarter in 2009. Interest incurred during the first quarter of 2009 was capitalized as part of the Company’s property and equipment during the development and testing phase of the mine.

Net Income

Operations resulted in net loss of $7,162,638 for the three months ended June 30, 2010 as compared to net loss of $1,150,186 for the three months ended June 30, 2009. The increase in net loss between these periods is primarily related to:

  A decrease in other income (expense) of ($9,884,075) primarily resulting from the de-designation of copper hedges from cash flow hedges to trading securities ($13,392,853); the unrealized gains of $5,816,694 and the realized losses of ($1,878,084) in comparison to realized gains of $111,998 for the three months ended June 30, 2009;

  An increase in depreciation, depletion and amortization in the amount of $143,781 due to the increase in the amount ore mined and processed; offset in part by

  An increase in gross margin before depreciation, depletion and amortization of $4,015,196, primarily resulting from a 32% increase in the quantity of copper sold combined with a 28% increase in the realized price of copper.

Operations resulted in net loss of $6,153,849 for the six months ended June 30, 2010 as compared to net loss of $494,862 for the six months ended June 30, 2009. The increase in net loss between these periods is primarily related to:

  A decrease in other income (expense) of ($11,671,736) primarily resulting from the de-designation of copper hedges from cash flow hedges to trading securities ($13,392,853); the unrealized gains in the fair market value of $5,816,694; the realized losses of ($1,878,084) in comparison to realized gains of $1,373,237 for the same time period in the prior on these derivatives during the first six months of 2009 and the $708,944 increase in interest expense resulting from the inclusion of interest for both quarters of 2010 versus only one quarter in 2009. The interest incurred during the first quarter of 2009 was capitalized as part of the Nedbank principal;

  An increase in depreciation, depletion and amortization in the amount of $356,265 due to the increase in the amount ore mined and processed; offset in part by

  An increase in gross margin before depreciation, depletion and amortization of $6,167,478, primarily resulting from a 96% increase in the quantity of copper sold combined with a 14% increase in the realized price of copper.

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

We are a party to an amended and restated credit agreement dated as of March 31, 2009 with Nedbank Limited, as the administrative agent and lead arranger, which provided a $25,000,000 secured term loan credit facility used by our Company to finance the reactivation of the Johnson Camp Mine. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including all patented mining claims, fee lands and unpatented mining claims in which we have an interest. Although we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the scheduled principal and interest payments that were due on March 31 and June 30, 2010 in the approximate amounts of $2,150,000 and $2,350,000, respectively.

Our Company and Nedbank had entered into an unconditional forbearance and extension agreement dated March 30, 2010 and amended on April 22, 2010 that allowed us a forbearance period until May 13, 2010 to negotiate an amendment to our secured credit agreement as it pertains to the March 31, 2010 payment and other terms therein. Nedbank has declined to extend the forbearance agreement, and, although we have not been served with a formal notice of default, we are now in default of our obligations under the credit agreement. As a result, the full amount of the outstanding principal and accrued and unpaid interest under the credit agreement as of June 30, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. Among other consequences, since April 1, 2010, the Company has incurred a 3% interest rate surcharge to the entire amount of the outstanding principal and interest under the credit agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the payments under the copper hedge agreement between the parties. The forbearance agreement expired at midnight on May 13, 2010. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of June 30, 2010 must now be brought into current liabilities.

On September 1, 2009, Fisher Sand & Gravel Company (“Fisher”), the Company’s mining contractor and largest unsecured trade creditor, agreed to defer $850,000 due to it for a period of three years. As December 31, 2009, this balance is included in other long-term liabilities on the condensed consolidated balance sheet. Pursuant to that agreement, from April 1, 2010 through June 30, 2011, the Company had agreed to pay Fisher, on a monthly basis, 12% per annum interest on the deferred payments. The Company retained the right to prepay the deferred payments at any time without penalty. As of June 30, 2010, the Company had accrued $110,500 of interest expense related to this debt. On July 29, 2010, the Company announced that it had reached an agreement with Fisher to convert $8.2 million of unsecured trade payables, including the former note due to Fisher in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the agreement, beginning in August 2010, Fisher will receive weekly payments on the note that are based on a formula related to the weekly level of copper sales made by the Company as well as the realized price received for the copper sold. Accordingly, as of June 30, 2010, the Company has reclassified $7,233,629, $110,500, and $849,992 of accounts payable, accrued interest and other long-term liabilities, respectively to current maturities of long-term debt and long-term debt, less current maturities in the respective amounts of $4,919,992 and $3,274,129, as reflected in the condensed consolidated balance sheet.

Cash and Working Capital

The following table sets forth our cash and working capital as of June 30, 2010 and December 31, 2009:

	As of		As of
	June 30, 2010		December 31, 2009
Cash reserves	$335,120	(1)	$1,298,138	(1)
Working capital surplus (deficiency)	$(37,818,230)	(2)	$(7,652,818)	(3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.

(2)

Includes $5,494,151 in current liability portion of derivative contracts, $10,740,591 in current portion of long term debt, and $2,401,549 and $12,517,235 of long-term derivative liabilities and long-term debt, respectively, that were classified as current liabilities due to our Company defaulting on the related agreements.

(3)	Includes $7,967,695 in current liability portion of derivative contracts and $7,362,004 in current portion of long term debt, capital lease obligations and accrued interest.

Cash Flows from Operating Activities

Our cash flows from operating activities during the six months ended June 30, 2010 and 2009 were ($397,836) and ($609,796), respectively. We commenced copper cathode production from leaching existing old dumps in January 2008 and from the mining and producing of new ore in January 2009. We completed the first sale of copper cathode produced from residual leaching operations in February 2008, and the first sale of copper cathode produced from newly mined ore in February 2009. Our Company has recognized net losses of $6,153,849 and $494,862 for the six month periods ended June, 2010 and 2009, respectively. The net loss incurred for the six month period ending 2010 was significantly impacted by the unrealized loss in the amount of $13,392,853 on the de-designation of copper derivatives cash flow hedges partially offset by the unrealized gain of $5,816,694 on derivatives classified as trading securities. The cash flows from operating activities were also severely impacted in both periods by the significant increase in amount of copper that remains in inventory. Cash used in the mining and processing of inventory amounted to $11,384,194 and $3,627,762 during the six month periods ending June 30, 2010 and 2009, respectively. Cash used by operating activities was offset in part by a $7,976,348 increase in accounts payable, accrued expenses and accrued interest during the six month period ending June 30, 2010.

Cash Flows from Investing Activities

Our cash flows from investing activities during the six months ended June 30, 2010 were ($596,893) which primarily represents the purchase of equipment used in the Johnson Camp Mine operation and preliminary engineering on a new leach pad.

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

Cash Flows from Financing Activities

Our cash flows from financing activities during the six months ended June 30, 2010 was $31,711 compared to $4,873,423 for the same period in 2009.

During the six month period ended June 30, 2010, our Company realized proceeds in the amount of $40,650 from the exercise of 451,667 stock options.

On March 31, 2009, our Company sold to Royal Gold (formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. Net proceeds from the sale were $4,950,000 and are being used for working capital during the ramp up of our mining operations.

During the six month period ended June 30, 2009, our Company incurred debt issuance costs of $80,929 related to an agreement to amend and restate our credit agreement with Nedbank and realized proceeds in the amount of $6,300 from the exercise of 70,002 stock options. In addition, we issued 731,480 warrants valued at $100,000 to Nedbank as a fee to amend and restate the credit agreement.

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

Nedbank, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payment in the approximate amounts of $2,150,000 and $2,350,000 that were due on March 31, 2010 and June 30, 2010, respectively, under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal and accrued and unpaid interest as of June 30, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the payment of $697,869 due on April 6, 2010 under the copper hedge agreement between the parties. The forbearance agreement expired at midnight on May 13, 2010. The Company has since failed to make the required monthly settlement payments under the copper hedge agreement and owes a total of $2,575,953 to Nedbank related to these settlements as of June 30, 2010. Accordingly, we are in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of June 30, 2010 must now be brought into current liabilities.

Our Company’s continuation as a going concern is dependent upon our ability to refinance our obligations under the credit agreement with Nedbank and the copper hedge agreement with Nedbank Capital, and on our ability to produce copper to sell at a level where the Company becomes profitable and achieves cash flows from operations. Our Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, we may find it necessary to dispose of assets, or undertake other actions as may be appropriate. Our Company’s ramp up of production since the commencement of commercial production has been slower than originally forecasted. Consequently, our Company has been required to raise additional capital through the sale of equity and the sale of a royalty interest in the Johnson Camp Mine. As of June 30, 2010, our Company had not reached the production level necessary to breakeven from a cash flow perspective.

On July 2, 2010, our Company announced that it had temporarily suspended its mining and crushing operations at Johnson Camp Mine. In conjunction with the suspension, we laid off 43 people, representing approximately half of its workforce at the mine. Nord will continue to produce copper through the leaching of ore already in place on its existing pads and the ongoing operations of its SX-EW plant. These actions will result in an immediate reduction of our costs and enable us to maximize operating cash flow from the production of copper achieved through continued leaching of ore on our existing pads and the operation of our SX-EW plant. Our production level can continue near the current rate for the next few months and then will slowly decline until the resumption of mining and crushing operations. In addition, the suspension provides us the opportunity to further evaluate our geologic data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved data base and geologic block model are expected to provide us with the necessary tools to optimize our mine plan by focusing on higher grade acid-soluble ore, and should improve the reliability of future copper production. Our Company is also proceeding with the engineering work required to develop a new leach pad. As previously announced, it intends to begin using this pad by late first quarter 2011.

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

Restricted Marketable Securities

Marketable securities at June 30, 2010 and December 31, 2009, consist of certificates of deposit (“CDs”) which are considered held-to-maturity securities and are stated at amortized cost of $686,476 on the consolidated balance sheet. The CDs expire in December 2010. The CDs carried a stated interest rate of .40% per annum. All marketable securities are defined as held-to-maturity securities, trading securities or available-for-sale securities under the applicable guidance related to the accounting for certain investments in debt and equity securities. Management determines the appropriate classification of the Company’s investments in marketable debt and equity securities at the time of each purchase and reevaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which our Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Accounts Receivable

Our Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. Our Company does not accrue finance or interest charges. On a periodic basis, our Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of June 30, 2010 and December 31, 2009.

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

Stockpiles

Stockpiles represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tons added to the stockpile, the number of contained pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

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

The estimates of recoverable copper on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover the majority of the recoverable pounds in the first year of leaching.

Although the quantities of recoverable copper placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of copper cathode produced (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write–downs to net realizable value are accounted for on a prospective basis.

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

Derivative Instruments and Hedging Activities

In connection with the Credit Agreement with Nedbank, our Company is required to maintain a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. These contracts are carried on the consolidated balance sheet at their estimated fair value. Until March 31, 2010, these contracts have been designated as cash flow hedges with the changes to their fair value reflected in accumulated other comprehensive income (loss) within the consolidated statement of changes in stockholders’ equity. Effective, April 1, 2010, due to our Company’s inability to fulfill its payment obligations for maturing contracts, we reclassified these contracts to trading securities. As of June 30, 2010 and December 31, 2009, the fair values of the commodity contracts were $(7,576,158) and $(12,726,715), respectively.

During 2008, we entered into a contract to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the terms of the interest rate swap contract, our Company receives the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from our Company. The contract is carried on the consolidated balance sheet at its estimated fair value. As this contract was designated as a cash flow hedge, changes to the fair value of this contract are reflected in accumulated other comprehensive income (loss). As of June 30, 2010 and December 31, 2009, the carrying value of the interest rate swap derivative liability was $(319,542) and $(342,243), respectively. The increase in fair value (decrease in liability) of $22,701 from December 31, 2009 was recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. In order to continue to account for the interest rate swap as a cash flow hedge, we must test the effectiveness of the contract to properly hedge the interest rate risk associated with the Nedbank Credit Facility. We perform this test on a quarterly basis, and with the exception of the notional amount of the interest rate swap, which is currently less than the principal balance of the Nedbank Credit Facility, all other critical terms of the interest rate swap match those of the Facility. Accordingly, our Company has determined that 100% of the interest rate swap has functioned as an effective hedge since its inception, with the related quarterly settlements being transferred from accumulated other comprehensive income (loss) to interest expense and the changes in fair value of the interest rate swap deferred in accumulated other comprehensive income (loss).

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The provisions of this guidance were adopted by our Company on January 1, 2008. In February 2008, the FASB staff issued additional guidance which delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted those provisions that relate to nonfinancial assets and liabilities on January 1, 2009.

In October 2008, the FASB issued guidance for determining the fair value of a financial asset when the market for that asset is not active. This guidance states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, new observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. This guidance was effective upon issuance and did not have a material impact on our Company.

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

The following table sets forth the Company’s financial assets and liabilities within the consolidated balance sheet as of June 30, 2010 and December 31, 2009 measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
June 30, 2010
Instruments Not Designated as Hedges Under ASC 815:
Liabilities:
Derivative contracts – copper trading securities, net	$(7,576,158)	-	$(7,576,158)	-

Instruments Designated as Hedges Under ASC 815:
Liabilities:

Derivative contract – interest rate swap contract	$(319,542)	-	$(319,542)	-

December 31, 2009
Instruments Designated as Hedges Under ASC 815:
Liabilities:
Derivative contracts – copper cash flow hedges, net	$(12,726,715)	-	$(12,726,715)	-
Derivative contract – interest rate swap contract	$(342,243)	-	$(342,243)	-

Our Company’s derivative instruments, copper cash flow hedges, copper trading securities and an interest rate swap contract, are valued using pricing models, and our Company generally uses similar models to value similar instruments. Where possible, our Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. Our derivatives generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

Shipping and Handling Costs

Our Company includes shipping and handling costs related to the transport of finished goods in operating expenses.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During the three and six month periods ending June 30, 2010, we incurred debt issuance costs of $0 and $180,929, including $100,000 which represented the estimated fair value of warrants issued to Nedbank upon the March 2009 debt modification and $80,929 of legal expenses. The debt issuance costs incurred are being amortized over the term of the related Nedbank financing facility using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs were $690,271 and $565,119 at June 30, 2010 and December 31, 2009, respectively. Unamortized debt issuance costs were $688,332 and $813,483 at June 30, 2010 and December 31, 2009, respectively.

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

Long–Lived Assets

Our Company reviews and evaluates its long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the three and six month periods ended June 30, 2010 and 2009, or for the year ended December 31, 2009.

Stock Based Compensation

Our Company accounts for its awards of stock based compensation under the fair value recognition provisions of applicable GAAP. We have granted incentive non–qualified stock options, and deferred stock units to our employees and directors under the terms of our 2006 Stock Incentive Plan. Our Company has also granted non–qualified, non–plan stock options, which have been authorized by our Company’s board of directors. Stock options are granted at an exercise price equal to or greater than the quoted market price on the date of grant.

Net Loss per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants. Outstanding options, warrants and other dilutive securities to purchase 61,054,836 and 21,953,836 shares of common stock for the six months ended June 30, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. Outstanding options, warrants and other dilutive securities to purchase 61,054,836 and 21,953,836 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $402,384 for the Johnson Camp Mine. To calculate the fair value of this obligation, the projected cash flows were discounted at our Company’s estimated credit-adjusted, risk free interest rate of 10%. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023-2024. Our Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity as we mine in the future. At June 30, 2010 and December 31, 2009, the recorded value of accrued reclamation costs was $161,897 and $157,580, respectively.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in prior annual reports on Form 10–K, the ADEQ issued a Compliance Order on September 7, 2002, requiring our Company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, we entered into a stipulated judgment with the ADEQ which assessed civil penalties against us in the amount of $4,325,000. The stipulated judgment can only be entered should a default notice issued pursuant to the Compliance Order not be cured within 45 days after notice is received. The Compliance Order further provides that any future violations of Arizona’s aquifer protection laws would subject us to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment. We meet with ADEQ on a regular basis to discuss permitting, submission of required reporting and Notices of Violation (“NOV’s”) that have been previously disclosed.

On August 15, 2007, the ADEQ declared that all components necessary for the Aquifer Protection Permit (“APP”) application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process. Since then, the ADEQ has made subsequent requests for information and we have made additional submissions in response. The most recent request for information is dated July 31, 2009. On October 19, 2009, we submitted our technical response to this request. On April 21, 2010 we received the draft APP and Fact Sheet and have submitted our comments. The draft APP was submitted for public comment on July 7, 2010. After a 30 day period for public comment and if ADEQ determines there are not any substantive comments, the permit will be issued within 15 days. During this permitting process we are allowed to produce copper from the Johnson Camp Mine while we continue to comply with the mandates of the Compliance Order.

Patent Infringement Lawsuit

In January 2009, a lawsuit was filed by Corrosion IP Corp. and CTI Southwest, LLC (collectively known as “CTI”) against our Company alleging that certain containers for corrosive materials purchased by us from Novenco Consultants Limited infringe on three patents held by the plaintiffs, and further alleging that we have infringed on a copyrighted drawing owned by the plaintiffs. We have filed an answer denying all liability and have also filed a Third Party Complaint against Novenco. Prior to our purchase of the containers from Novenco, Novenco assured us that the containers did not infringe on any patents held by others and provided our Company with an indemnification agreement whereby Novenco agreed to indemnify our Company from any damages that might arise from a claim of patent infringement. In June 2010, the Company reached a settlement of all claims with Novenco and CTI. Under the settlement agreement, the Company is obligated to pay CTI a total of $25,000, $3,125 upon the execution of the agreement and $3,125 per month for the subsequent seven months. As of June 30, 2010, the Company owes CTI $18,750.

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

Breach of Contract Lawsuit

In April 2010, a lawsuit was filed in the Superior Court of the State of Arizona by R.A.M. Enterprise of Arizona (“RAM”) against our Company alleging breach of contract and unjust enrichment regarding services rendered and equipment sold to the Company during 2009 and 2010 in the amount of $221,771. We are in the process of filing an answer to the complaint accepting responsibility for the amount due. The amount in question has been properly included in accounts payable in the ordinary course of business. In July 2010, the Company reached a tentative settlement with Ram.

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

We had net loss of $6,153,849 for the six months ended June 30, 2010 and $392,438 for the year ended December 31, 2009. As of June 30, 2010, we had a working capital deficiency of $37,818,230. This deficiency includes current liabilities of $16,234,742 representing the current portions of our long term debt and derivative contracts, as well as $2,401,549 and $12,517,235 of long-term derivative liabilities and long-term debt, respectively, that were classified as current liabilities due to our Company defaulting on the related agreements.

We have temporarily suspended the mining and crushing of ore at the Johnson Camp Mine, with the result that copper production will slowly decline over time until the resumption of mining and crushing operations.

On July 5, 2010, our Company temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off 43 people, representing approximately half of its workforce at the mine. Our Company will continue to produce copper through the leaching of ore already in place on its existing pads and the ongoing operations of its SX-EW plant. The suspension will result in an immediate reduction of costs and enable our Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on our existing pads and the operation of our SX-EW plant. It is forecasted that the production level can continue near the current rate for the next few months and then will slowly decline until the resumption of mining and crushing operations.

Our targeted full production rate of 25 million pounds of copper per annum will not be attained until we have transitioned the stacking of ore to the new leach pad, which is not expected to be operational until the first quarter of 2011.

It now appears that the targeted full production rate of 25 million pounds of copper per annum will not be attained until we have transitioned the stacking of ore to the new leach pad, which is not scheduled to be put into operation until sometime during the first quarter of 2011. The estimated start-up date for the new pad is subject to our ability to complete in the 2010 third quarter or shortly thereafter our current efforts regarding the Company's capital structure and to obtain additional financing. We cannot provide any assurance that we will ramp up to full production or have successful mining and processing operations on the Johnson Camp property in the future.

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

We have prepared estimates of future copper production; however, we cannot be certain that we will ever achieve these estimates. Our production estimates depend on, among other things: the accuracy of our reserve estimates; the accuracy of assumptions regarding ore grades and recovery rates; ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of mining and processing; and our ability to obtain and maintain all necessary permits at all levels of development and production. We are processing the copper mineralization using Leach-SX–EW technology. This technique may not be as efficient or economical as we have projected. Our actual production may vary from our estimates if any of these assumptions prove to be incorrect, and we may never achieve our full production target rate of 25 million pounds of copper per annum.

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

In August 2010, we entered into an agreement with a nearby rancher for the purchase of water from any of his three wells that have a capacity of approximately 500 to 600 gallons per minute which is currently approximately 150% more than is required at this time. The contract is for five years at a rate of $1.00 per 1,000 gallons of water.

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

We have incurred substantial debt and have granted a security interest in our assets. We are in default of our credit agreement with Nedbank, and Nedbank may take steps to realize upon its security by taking control of all or a portion of our assets.

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

As disclosed elsewhere in this Quarterly Report, we are now in default of our obligations under the credit agreement. Accordingly, the full amount of the outstanding principal and accrued and unpaid interest as of June 30, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement.

We are also in default under our copper hedge agreement with Nedbank Capital, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of June 30, 2010 must now be brought into current liabilities.

Our Company’s continuation as a going concern is dependent upon our ability to refinance our obligations under the credit agreement with Nedbank. If Nedbank elects to exercise its rights under the credit and copper hedge agreements, it would result in the acceleration of the full amount due there under and the institution of foreclosure proceedings against the security. Any such actions could force us into bankruptcy or liquidation.

We will require additional financing to complete the ramp up of operations at the Johnson Camp Mine, the availability of which cannot be assured.

We estimated that we will incur an additional $14 million in capital costs during the next two years, primarily for the development and construction of a new leach pad that is scheduled to be operational in the latter part of the first quarter of 2011. The estimated start-up date for the new pad is subject to the Company’s ability to complete our current effort to restructure our capital structure and to obtain additional financing in the third quarter 2010 or shortly thereafter. We also expect to incur expenses in connection with further exploratory drilling on the Johnson Camp property. Our estimated capital costs and operating expenses may change with more operating experience as our mine plan is implemented. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

Our indebtedness, as well as the current global recession, disruption in financial markets and lower copper prices generally, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of June 30, 2010, the outstanding principal amount of our debt was $23,257,826. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. In addition, copper prices have been highly volatile. Over the past two years copper prices have fluctuated in a range between $1.27/lb to $4.08/lb. On June 30, 2010, the spot price of copper on the LME was $2.96/lb. These conditions have made it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

When we are in full operations, we need to maintain a workforce at the Johnson Camp Mine of approximately 80 employees as well as various contractors. This requirement places substantial demands on our Company and our management. We will be required to hire, retain, motivate and manage our employees. We will also have to adopt and implement new systems in all aspects of our operations. We have no assurance that we will be able to retain and recruit the personnel required to execute our programs or to manage these changes successfully.

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

As of August 13, 2010, our officers and directors as a group beneficially own approximately 14.6% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

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

The securities markets in the United States have experienced a high level of price and volume volatility recently, and the market price of our securities has also experienced wide fluctuations. There can be no assurance that continual fluctuations in our share price will not occur.

Recently, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, including ours, has experienced wide fluctuations in price which have not necessarily been related to operating performance, underlying asset values or prospects. There can be no assurance that fluctuations in our share price will not continue to occur during the foreseeable future.

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

Our reliance on the financial hardship exemption from certain stockholder approval requirements of the Toronto Stock Exchange in connection with our recent $12,000,000 private placement triggered an automatic TSX de-listing review. On July 30, 2010, our common stock was delisted from the TSX.

In connection with our $12,000,000 private placement of 40 million Units in November, 2009, we received an exemption from certain shareholder approval requirements under the rules of the Toronto Stock Exchange (the “TSX”), on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continue to meet the TSX listing requirements. We were unable to meet the financial requirements of the TSX. Therefore, effective July 30, 2010, our common stock was delisted from the TSX.

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

Item 3.           Defaults Upon Senior Securities

Our Company was unable to make the payments of principal in the amounts of $1,790,099 that were due on March 31 and June 30, 2010, respectively, and interest payments of $362,852 and $567,982 that were due on March 31, 2010 and June 30, 2010, respectively, to Nedbank under the terms of the amended and restated credit agreement dated March 31, 2009. Our Company is now in default of its obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 and any accrued and unpaid interest must now be included in our current liabilities, together with any additional amounts payable under the credit agreement. Accordingly, our Company has reclassified $12,517,235 of long-term debt to current liabilities within its condensed consolidated balance sheet as of June 30, 2010. Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the March 31, 2010 and June 30, 2010 principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06%.

Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceedings against the Johnson Camp Mine. Nedbank has not served our Company with a formal notice of default under credit agreement, which is a precondition to such exercise of Nedbank’s rights of acceleration and foreclosure. In accordance with the credit agreement, upon missing the March 31 and June 30, 2010 principal and interest payments the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06%.

In accordance with the credit agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the credit agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and credit agreement. Furthermore, under the credit agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. Our Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and July 6, 2010 under the terms of its Copper Hedge Agreement. As of June 30, 2010, the total amount due to Nedbank as a result of these missed payments is $2,575,953 and is included in accrued expenses on the condensed consolidated balance sheet. Accordingly, our Company is in default under the Copper Hedge Agreement and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts must now be brought into current liabilities. Given this default, our Company has reclassified $2,317,033 of long-term derivative liabilities to current liabilities within its condensed consolidated balance sheet as of June 30, 2010.

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

10.68	Agreement to Purchase Royalty dated as of March 31, 2009 between Nord Resources Corporation and IRC Nevada Inc.(36)

10.69	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(36)

10.70	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010(36)

10.71	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(37)

10.72	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(38)

10.73	Settlement Agreement among Nord Resources Corporation, Fisher Sand & Gravel Co. and F5 Equipment Inc. dated July 28, 2010(39)

10.74	Promissory Note of Nord Resources Corporation dated July 28, 2010 and payable to Fisher Sand & Gravel Co. in the principal sum of $8,200,000(39)

Subsidiaries of the Issuer

21.1	Subsidiaries of the Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(40)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(40)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(40)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 6, 2008.

(9)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(28)	Incorporated by reference from our Form SB–2, filed with the SEC on October 19, 2007.

(29)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(30)	Incorporated by reference from our current report on Form 8–K dated June 30, 2008 and filed with the SEC on July 7, 2008.

(31)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended June 30, 2008, filed with the SEC on August 14, 2008.

(32)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(33)	Incorporated by reference from our Post Effective No. 3 on Form S-1 dated October 24, 2008 and filed with the SEC on October 24, 2008.

(34)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(35)	Incorporated by reference from our current report on Form 8–K dated November 25, 2008 and filed with the SEC on November 28, 2008.

(36)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(37)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(38)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(39)	Incorporated by reference from our current report on Form 8-K dated July 29, 2010 and filed with the SEC on July 29, 2010.

(40)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Randy L. Davenport
Randy L. Davenport
(Principal Executive Officer)
Chief Executive Officer

Date:	August 13, 2010

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	August 13, 2010