Form 10-Q
period 2010-09-30
NORD RESOURCES CORP
filed 2010-11-12
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 111,677,489 shares of common stock as of September 30, 2010.

NORD RESOURCES CORPORATION

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
September 30, 2010

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

It is the opinion of management the interim condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2009. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2009.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,276,721	$1,298,138
Accounts receivable	614,626	781,393
Inventories	5,686,799	15,685,103
Prepaid expenses and other	181,220	71,778

Total Current Assets	7,759,366	17,836,412

Property and Equipment, at cost:
Property and equipment	47,347,932	47,227,963
Less accumulated depreciation, depletion and amortization	(6,394,850)	(4,358,804)

Net Property and Equipment	40,953,082	42,869,159

Other Assets:
Deposits	123,090	-
Restricted marketable securities	686,476	686,476
Stockpiles and ore on leach pads	20,287,068	-
Debt issuance costs, net of accumulated amortization	801,145	813,483

Total Other Assets	21,897,779	1,499,959

Total Assets	$70,610,227	$62,205,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Continued)

	September 30,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,306,391	$7,952,694
Accrued expenses	6,005,708	1,900,720
Accrued interest	1,792,236	185,802
Current portion of deferred revenue	54,166	306,117
Current maturities of senior long-term debt	12,530,689	7,160,394
Current maturities of long-term debt	183,113	-
Current maturities of derivative contracts	8,126,861	7,967,695
Current maturities of capital lease obligation	15,808	15,808
Long-term derivative contracts accelerated due to default	1,683,329	-
Senior long-term debt accelerated due to default	10,727,136	-

Total Current Liabilities	45,425,437	25,489,230

Long-Term Liabilities:
Derivative contracts, less current maturities	-	5,101,263
Senior long-term debt, less current maturities	-	16,097,432
Long-term debt, less current maturities	7,140,475	-
Capital lease obligation, less current maturities	14,196	27,087
Deferred revenue, less current portion	4,697,077	4,544,567
Accrued reclamation costs	164,230	157,580
Other	23,845	884,987

Total Long-Term Liabilities	12,039,823	26,812,916

Total Liabilities	57,465,260	52,302,146

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 200,000,000 shares authorized, 111,677,489 and 110,435,586 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,116,775	1,104,356
Additional paid–in–capital	121,733,946	121,488,765
Accumulated deficit	(109,705,754)	(99,620,778)
Accumulated other comprehensive loss	-	(13,068,959)

Total Stockholders’ Equity	13,144,967	9,903,384

Total Liabilities and Stockholders’ Equity	$70,610,227	$62,205,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Net sales	$22,604,645	$13,118,107

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	13,345,989	10,303,422
General and administrative expenses (includes stock based compensation of $216,950 and $318,528, respectively)	1,572,901	2,081,682
Depreciation, depletion and amortization	1,328,262	1,043,834

Income (loss) from operations	6,357,493	(310,831)

Other income (expense):
Interest expense	(2,360,840)	(1,450,946)
Unrealized loss on de-designation of cash flow hedges	(13,712,395)	-
Unrealized gain on derivatives classified as trading securities	3,902,204	-
Realized gain (loss) on derivatives classified as trading securities	(4,129,056)	1,367,595
Miscellaneous income (expense), net	(142,382)	(7,841)

Total other income (expense)	(16,442,469)	(91,192)

Loss before income taxes	(10,084,976)	(402,023)

Provision for income taxes	-	-

Net loss	$(10,084,976)	$(402,023)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	111,720,671	70,211,630
Basic and diluted loss per share of common stock	$(0.09)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Net sales	$7,896,253	$6,521,136

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	5,676,743	4,578,119
General and administrative expenses (includes stock based compensation of $102,303 and $70,413, respectively)	326,505	633,750
Depreciation, depletion and amortization	470,321	542,158

Income from operations	1,422,684	767,109

Other income (expense):
Interest expense	(874,497)	(673,547)
Unrealized loss on de-designation of cash flow hedge	(319,542)	-
Unrealized loss on derivatives classified as trading securities	(1,914,491)	-
Realized loss on derivatives classified as trading securities	(2,250,972)	(5,642)
Miscellaneous income (expense), net	5,691	4,919

Total other income (expense)	(5,353,811)	(674,270)

Income (loss) before income taxes	(3,931,127)	92,839

Provision for income taxes	-	-

Net income (loss)	$(3,931,127)	$92,839

Net income (loss) per basic and diluted share of common stock:

Weighted average number of basic common shares outstanding	112,290,583	70,511,842
Basic income (loss) per share of common stock	$(0.04)	$0.00

Weighted average number of diluted common shares outstanding	112,290,583	71,761,210
Diluted income (loss) per share of common stock	$(0.04)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

					Accumulated
			Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Common Stock		Capital	Deficit	Income (Loss)	Equity
	Shares	Amount

Balance at December 31, 2009	110,435,586	$1,104,356	$121,488,765	$(99,620,778)	$(13,068,959)	$9,903,384
Comprehensive income:
Net loss	-	-	-	(10,084,976)	-	(10,084,976)
Unrealized mark to market adjustment of cash flow hedges, net	-	-	-	-	(643,436)	(643,436)
Net realized losses from cash flow hedges	-	-	-	-	(2,087,730)	(2,087,730)
Effective portion of copper hedges transferred to net sales	-	-	-	-	1,886,237	1,886,237
Reclassification of interest rate swap to miscellaneous expense on de- designation of cash flow hedges	-	-	-	-	13,392,853	13,392,853
Reclassification of copper derivatives to miscellaneous expense on de- designation of cash flow hedges	-	-	-	-	319,542	319,542
Effective portion of interest rate swap transferred to interest expense	-	-	-	-	201,493	201,493
Comprehensive income	-	-	-	-	-	2,983,983
Compensation expense from issuance of stock options	-	-	71,847	-	-	71,847
Compensation expense from issuance of common stock	484,035	4,840	49,013	-	-	53,853
Exercise of stock options	451,667	4,517	36,133	-	-	40,650
Common stock issued for deferred stock units	306,201	3,062	(3,062)	-	-	-
Compensation expense from issuance of deferred stock units	-	-	91,250	-	-	91,250

Balance at September 30, 2010	111,677,489	$1,116,775	$121,733,946	$(109,705,754)	$-	$13,144,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net loss	$(10,084,976)	$(402,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	1,328,262	1,043,834
Accretion expense on accrued reclamation costs	6,650	7,454
Amortization of debt issuance costs	203,671	179,144
Issuance of stock options for services rendered	71,847	221,028
Issuance of common stock for services rendered	53,853	-
Issuance of deferred stock units for services rendered	91,250	97,500
Gain on sale of hedges-effective portion	-	(992,296)
Gain on sale of hedges-ineffective portion	-	(1,367,595)
Proceeds from settlement of effective hedges	-	682,093
Unrealized loss on de-designation of derivatives as cash flow hedges	13,712,395	-
Unrealized gain on derivatives classified as trading securities	(3,902,204)	-
Changes in assets and liabilities:
Accounts receivable	166,767	(134,185)
Inventories	10,192,442	(8,807,715)
Stockpiles and ore on leach pads	(19,594,499)	-
Prepaid expenses and other assets	(109,434)	276,843
Deposits	(123,090)	-
Accounts payable	4,152,121	7,730,832
Accrued expenses	4,104,988	734,972
Accrued interest	1,606,434	941,950
Deferred revenue	(99,441)	(62,147)
Other liabilities	(11,158)	(10,634)
Net Cash Provided By Operating Activities	1,765,878	139,055

Cash Flows From Investing Activities:
Decrease in restricted marketable securities	-	1,533,662
Proceeds from sale of ineffective hedges	-	940,070
Capital expenditures	(747,308)	(11,672,112)
Net Cash Used By Investing Activities	(747,308)	(9,198,380)

Cash Flows From Financing Activities:
Debt issuance costs	(191,333)	(80,929)
Proceeds from exercise of stock options	40,650	50,518
Proceeds from sale of royalty interest	-	4,950,000
Principal payments on long-term debt	(876,413)	-
Principal payments on capital leases	(12,891)	(5,910)
Net Cash Provided (Used) By Financing Activities	(1,039,987)	4,913,679

Net Decrease in Cash and Cash Equivalents	(21,417)	(4,145,646)

Cash and Cash Equivalents at Beginning of Period	1,298,138	4,465,245

Cash and Cash Equivalents at End of Period	$1,276,721	$319,599

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$186,584	$330,234
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
(Continued)

	2010	2009

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued to settle outstanding claims	$-	$200,000
Accounts payable reclassified to other long-term liabilities	-	850,000
Warrants issued in connection with debt facilities	-	100,000
Common stock issued in exchange for deferred stock units	3,062	790
Mark to market of cash flow hedges	(643,436)	(25,530,845)
Change in property and equipment financed by accounts payable	(448,416)	6,556,614
Capitalized interest financed by accrued interest	-	357,660
Gain on sale of copper hedges-effective portion allocated to mine development costs	-	(271,897)
Change in depreciation expense allocated to inventory	194,138	972,527
Change in depreciation expense allocated to stockpiles and ore on leach pads	692,569	-
Accrued interest capitalized to long-term-debt, less current maturities	-	612,674
Accrued interest capitalized to current maturities of long-term debt	-	1,225,348
Refinancing of accounts payable with long-term debt	7,350,008	-
Refinancing of other long-term liability with long-term debt	849,992	-

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

On July 5, 2010, the Company announced that it is immediately implementing measures to reduce its costs, maximize cash flow, and improve its operating efficiencies. The Company has temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off 43 people, representing approximately half of its workforce at the mine. The Company continues to produce copper through the leaching of ore already in place on its existing pads and the processing the solution through the SX-EW plant. The suspension has resulted in an immediate reduction of costs and has enabled the Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the Company’s existing pads and the operation of its SX-EW plant. The suspension provides the Company with the opportunity to further evaluate its geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model will provide the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore.

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2010. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to the current condensed consolidated financial statement presentation.

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

The Company is currently in the process of performing a series of tests to further understand the copper recovery rate by rock type at the Johnson Camp Mine. At such time that the these tests are completed and analyzed, there may be a material change in the estimated recovery rate which could materially impact the valuation of inventories and stockpiles and ore on leach pads and consequently, cost of goods sold. It is estimated that these tests and the analysis thereof will be completed during the fourth quarter 2010.

Going Concern

Nedbank, the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments in the amounts of $2,152,951, $2,358,081 and $2,373,679 that were due on March 31, 2010, June 30, 2010 and September 30, 2010, respectively, under the Company’s $25,000,000 secured term-loan credit facility with Nedbank. The Company is now in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal and accrued and unpaid interest must now be included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. Accordingly, as of September 30, 2010, the Company has reclassified $10,727,136 of long-term debt to current liabilities within the condensed consolidated balance sheet.

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through September 30, 2010 in the aggregate amount of $5,000,019 due under the copper derivatives and interest rate swap agreements between the parties. Accordingly, the Company is in default under these agreements and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts must now be brought into current liabilities. Accordingly, as of September 30, 2010, the Company has reclassified $1,683,329 of derivative contracts under its copper derivative and interest rate swap agreements to current liabilities within the condensed consolidated balance sheet.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to resume full operations and achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. The Company’s ramp-up of production since the commencement of commercial production has been slower than originally forecasted. In July 2010, the Company implemented measures to reduce costs, maximize cash flow, and improve efficiencies. The measures included the temporary suspension of mining and crushing of ore; additional drilling, metallurgical testing and assaying to enhance the understanding of mineralogy and the distribution of acid-soluble grades in the block model; and, updating the mine plan to optimize production and increase operating efficiencies.

The Company is evaluating a variety of alternatives to improve its liquidity. There can be no assurance that the Company will be able to improve its liquidity.

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

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or results of operations.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosure requirements in FASB ASC 310, Receivables. The amended disclosures are designed to provide more information to financial statement users about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.

Specifically, the amendments require all creditors, including public and nonpublic entities, to disclose information that enables financial statement users to understand the following about a creditor’s portfolio of financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and its allowance for losses:

  The nature of the credit risk inherent in the receivables

  How the entity analyzes and assesses credit risk to estimate the allowance for credit losses

  The changes and reasons for those changes in both the receivables and the allowance for credit losses

That amendment is effective for interim or annual periods ending after December 15, 2010. Management believes that the adoption of this guidance will not have a material impact on the Company’s condensed consolidated financial statements or results of operations.

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

Production of Copper from Old Dumps

The Company commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Accordingly, the attainment of the production stage from residual leaching operations was achieved effective February 1, 2008. Until December 31, 2008, the capitalized costs incurred in the development and testing of the old dumps were being amortized on a straight-line basis over the expected life of production of existing ore on the old dumps which was estimated to be 5 years. In January 2009, management revised its estimate of the expected life of production from the old dumps to 3 years. Consequently the unamortized balance as of December 31, 2008 in the amount of $468,034 is being amortized on a straight-line basis over the remaining 2 years. During the nine month periods ended September 30, 2010 and 2009, the Company amortized $175,512 and $175,512, respectively, in mine development costs from old dumps to cost of goods sold. During the three month periods ended September 30, 2010 and 2009, the Company amortized $58,504 and $58,504, respectively, in mine development costs from old dumps to cost of goods sold. The balance of the mine development costs for old dumps, net of accumulated amortization, is $58,505 as of September 30, 2010 and is included in property and equipment on the condensed consolidated balance sheet.

Production of Copper from Mining of New Ore

As a result of the development and testing of mining operations for the production of new ore, the Company began producing a nominal amount of copper cathode from newly-mined ore in February 2009. The Company achieved commercial production from the mining of new ore, which was based upon substantial completion of the testing and development phase, on April 1, 2009. Upon the achievement of commercial production from the mining of new ore, the costs to operate the mine were expensed as incurred and the capitalized mine development costs associated with the production of copper from the mining of new ore commenced being amortized over the life of the mine based on a “units of production” method which have been estimated at approximately 374,000,000 pounds of copper over the life of the mine. During 2009, the Company capitalized $1,526,317 of mine development costs which was net of revenues in the amount of $470,340 realized from the sale of 280,728 pounds of incidental copper cathode produced during the testing and development phase, and $271,897 from the settlement of copper derivatives related to this nominal production. During the nine month periods ended September 30, 2010 and 2009, the Company amortized $66,136 and $59,379, respectively, in mine development costs associated with the development and testing of mining operations to obtain new ore. During the three month periods ended September 30, 2010 and 2009, the Company amortized $1,015 and $27,237, respectively, in mine development costs from the development and testing of such mining operations. The balance of the mine development costs, net of accumulated amortization, for development and testing of new ore mining operations is $1,671,646 as of September 30, 2010, which is included in property and equipment on the condensed consolidated balance sheet.

5.        STOCK-BASED COMPENSATION

Stock Options

The Company has granted incentive and non-qualified stock options to its directors under terms of its 2006 Stock Incentive Plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors. Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant. In October 2010, the Company filed a Form S-8 registration statement which increased the common shares available for distribution under the 2006 Stock Incentive Plan from 6,000,000 to 11,000,000.

There are 5,144,421 stock options outstanding at September 30, 2010, of which 781,674 are non-qualified non-plan stock options and 4,362,747 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2010 to 2017.

The Company granted 419,000 and 855,000 stock options during the three and nine month periods ended September 30, 2010, respectively. During the three and nine month periods ended September 30, 2010, the Company recognized $22,200 and $71,847, respectively, in compensation expense related to employee stock options that vest over time or those that were cancelled prior to vesting.

The Company granted 100,000 stock options during the three months ended September 30, 2009 and granted 600,000 stock options during the nine months ended September 30, 2009. During the three and nine month periods ended September 30, 2009, the Company recognized $37,913 and 221,028, respectively, in compensation expense related to employee stock options that vest over time or that were cancelled prior to vesting.

As summarized in the following tables, during the three month period ended September 30, 2010, there were 419,000 stock options granted, no stock options were exercised, and 264,585 were cancelled or forfeited. During the nine month period ended September 30, 2010, there were 855,000 stock options granted, 451,667 stock options exercised, and 814,587 cancelled or forfeited.

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended September 30, 2010
Options outstanding at June 30, 2010	4,990,006	$.53
Granted	419,000.10
Exercised	-	-
Cancelled/Forfeited	(264,585)	.12

Options outstanding at September 30, 2010	5,144,421	$.52

		Weighted
	Number of	Average
	Shares	Exercise Price
Nine months ended September 30, 2010
Options outstanding at December 31, 2009	5,555,675	$.51
Granted	855,000.13
Exercised	(451,667)	.09
Cancelled/Forfeited	(814,587)	.30

Options outstanding at September 30, 2010	5,144,421.52

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of September 30, 2010:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	5,144,421	4.3	$.52	$-
Exercisable stock
options	4,413,416	4.4	$.59	$-

The closing price of the Company’s common stock on the OTC Bulletin Board on September 30, 2010 was $0.06 per share. Accordingly, there was no intrinsic value of total stock options and exercisable stock options as of September 30, 2010.

The following tables summarize the unvested stock options outstanding as of September 30, 2010:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended September 30, 2010
Unvested options outstanding at June 30, 2010	838,434	$.09
Granted	419,000.06
Vested	(288,509)	.07
Cancelled/Forfeited	(237,920)	.05

Unvested Options outstanding at September 30, 2010	731,005	$.09

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Nine months ended September 30, 2010
Unvested options outstanding at December 31, 2009	1,459,998	$.08
Granted	855,000.08
Vested	(1,322,738)	.08
Cancelled/Forfeited	(261,255)	.05

Unvested Options outstanding at September 30, 2010	731,005	$.09

The total grant date fair value of options granted during the three and nine month periods ended September 30, 2010 was $26,207 and $68,063. The Company recognizes compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of September 30, 2010, 731,005 stock options remain unvested, which will result in $15,156 in compensation expense to be recognized over the next three quarters.

On November 26, 2008, John Perry, the Company’s former Chief Executive Officer, was granted a total of 450,000 non-qualified stock options, each entitling him to purchase one share of common stock of the Company at a price of $0.09 per share until November 23, 2013, subject to vesting. The options were granted to Mr. Perry pursuant to the Company’s 2006 Stock Incentive Plan. The options were to vest in three equal tranches on March 2, 2009, 2010 and 2011, respectively. During the first quarter of 2010, the Board of Directors determined that it is appropriate to accelerate the vesting date of the third tranche of 150,000 options to March 2, 2010, in light of Mr. Perry’s significant contributions to the Company as a senior officer and a director. Such acceleration did not have a material impact on the Company’s results from operations.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, there were 419,000 and 855,000 options granted during the three and nine month periods ended September 30, 2010, respectively. The expected forfeiture rates of 10.3% for the options granted in the quarter ending June 30, 2010 and 8% for the options granted in the quarter ending September 30, 2010 were based on the actual forfeitures of stock options due to the termination of one of the employees in the pool and historical employee turnover rates. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The fair values for the stock options granted during the nine month periods ended September 30, 2010 and 2009 were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months Ended	Nine months Ended
	September 30, 2010	September 30, 2009
Risk-free interest rate	0.7% to 1.1%	1.1% to 1.4%
Expected life	2.6 to 2.8 years	2.8 to 3.0 years
Expected volatility	105% to 106%	97% to 104%
Expected dividend yield	0%	0%

Common Stock

During the three and nine month period ended September 30, 2010, the Company issued 484,035 shares of common stock valued at $53,853 to two executives as payment for services previously provided to the Company. The stock grants vested immediately.

Deferred Stock Units

During the three and nine months ended September 30, 2010, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three and nine months ended September 30, 2010. At the Company’s 2010 Annual General Meeting held on June 17, 2010, Sean Harvey did not stand for reelection to the board.

During the three and nine months ended September 30, 2010, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 142,857 and 273,626 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 116,071 and 222,321 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 116,071 and 222,321 deferred stock units, respectively; and T. Sean Harvey received 0 and 81,731 deferred stock units, respectively. During the three and nine months ended September 30, 2010, the Company recognized expense of $26,250 and $91,250, respectively, related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan, which forms part of the Company’s 2006 Stock Incentive Plan. During the three and nine months ended September 30, 2010, 220,872 and 306,201 deferred stock units were converted into shares of the Company’s common stock, respectively. As of September 30, 2010, there were 1,227,399 deferred stock units outstanding.

During the three and nine months ended September 30, 2009, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 25,974 and 83,968 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 21,104 and 68,224 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 21,104 and 68,224 deferred stock units, respectively; and T. Sean Harvey received 16,234 and 52,480 deferred stock units, respectively. During the three and nine months ended September 30, 2009, the Company recognized expense of $32,500 and $97,500, respectively, related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan, which forms part of the Company’s 2006 Stock Incentive Plan. During the three and nine months ended September 30, 2009, 0 and 78,952 deferred stock units were converted into shares of the Company’s common stock, respectively. As of September 30, 2009, there were 665,181 deferred stock units outstanding.

6.        INVENTORY

Inventory is as follows:

	September 30,	December 31,
	2010	2009
Current Assets:	(unaudited)
Copper in process	$5,300,656	$15,072,292
Finished goods	37,764	64,967
Material, supplies and decorative rock	348,379	547,844
	5,686,799	15,685,103
Long-Term Assets:
Stockpiles and ore on leach pads	20,287,068	-
	$25,973,867	$15,685,103

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

As of September 30, 2010, the estimated amount of copper to be processed within the next twelve months is based upon the current state of operations wherein the Company has ceased the mining and crushing of new ore. This estimate is subject to change based upon changes made to the Company’s mining operations.

During the three and nine month periods ended September 30, 2010 and 2009, $2,849,091 and $4,675,851 and $1,265,927 and $4,266,766 respectively, of costs incurred in excess of normal operating costs (costs incurred at a normalized production level of 25,000,000 pounds of copper cathode per annum), or “abnormal costs”, due to the fact the Company was either ramping up production or running at less than normal operating capacity have been included in costs applicable to sales on the condensed consolidated statement of operations.

7.        LONG-TERM DEBT

The Company was unable to make the payments of principal in the amounts of $1,790,099 that were due on March 31, June 30 and September 30, 2010, respectively and interest payments of $362,852, $567,982 and $583,580 that were due on March 31, June 30 and September 30, 2010, respectively, to Nedbank under the terms of the amended and restated credit agreement dated March 31, 2009. The Company is now in default of its obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal of $23,257,825 must now be included in the Company’s current liabilities. Accordingly, the Company has reclassified $10,727,136 of long-term debt to current liabilities within its condensed consolidated balance sheet as of September 30, 2010. Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the March 31, June 30 and September 30, 2010 principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06% .

In accordance with the credit agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the credit agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and credit agreement. Furthermore, under the credit agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and October 6, 2010 under the terms of its Copper Hedge Agreement. As of September 30, 2010, the total amount due to Nedbank as a result of these missed payments is $4,826,924 and is included in accrued expenses on the condensed consolidated balance sheet. Accordingly, the Company is in default under the Copper Hedge Agreement and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts must now be brought into current liabilities. Given this default, the Company has reclassified $1,683,329 of long-term derivative liabilities to current liabilities within its condensed consolidated balance sheet as of September 30, 2010.

On September 1, 2009, Fisher Sand & Gravel Company, the Company’s mining contractor, agreed to defer $850,000 due to it for a period of three years. As of December 31, 2009, this balance is included in other long-term liabilities on the condensed consolidated balance sheet. Pursuant to that agreement, from April 1, 2010 through September 30, 2011, the Company had agreed to pay Fisher, on a monthly basis, 12% per annum interest on the deferred payments. The Company retained the right to prepay the deferred payments at any time without penalty. As of June 30, 2010, the Company had accrued $110,500 of interest expense related to this debt. On July 29, 2010, the Company reached an agreement with Fisher to convert $8.2 million of unsecured trade payables, including the former note due to Fisher in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum.

Under the Settlement Agreement, Fisher will receive monthly payments on the Note with the amounts based on a formula related to the level of copper sales made by the Company. The key terms of the Note, dated July 28, 2010, are as follows:

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

As of September 30, 2010, the current maturities of long-term debt and long-term debt, less current maturities in the respective amounts of $183,113 and $7,140,475, are reflected in the condensed consolidated balance sheet. As of September 30, 2010, the amount within current maturities of long-term debt is based upon the current state of operations wherein the Company has ceased the mining and crushing of new ore. This estimate is subject to change based upon changes made to the Company’s mining operations.

8.        SALE OF ROYALTY

On March 31, 2009, the Company sold to Royal Gold (formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are being expensed in the period incurred. During the three and nine months ended September 30, 2010, the Company recognized $31,547 and $99,441 in revenue and recorded $196,618 and $609,786 in royalty expense related to this royalty within the condensed consolidated statements of operations, respectively. Total deferred revenue is $4,751,243 as of September 30, 2010, of which $54,166 is expected to be amortized to revenue over the next twelve months. This estimate is based upon the total expected copper production for the next twelve months which is based upon the current state of the Company’s operations wherein the mining and crushing of new ore has ceased. This estimate is subject to change based upon changes to the Company’s mining operations. As of September 30, 2010, the total amount owed by the Company under the terms of the royalty agreement is $920,113 and is included in accounts payable on the condensed consolidated balance sheet. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $50,774 of interest as of September 30, 2010.

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

Under ASC guidance for derivative instruments and hedging activities, these contracts are carried on the consolidated balance sheets at their fair value which as of September 30, 2010 and December 31, 2009 was $(9,515,027) and $(12,726,715), respectively. The September 30, 2010 balance includes a credit valuation adjustment of $514,487 which is reported in unrealized gain (loss) on derivatives classified as trading securities within the condensed consolidated statements of operations for the three and nine month periods ending September 30, 2010. From the period of inception of the derivative contracts through March 31, 2010, these contracts were designated as cash flow hedges with changes to the estimated fair value of these contracts being reflected in accumulated other comprehensive income (loss). However, due to the Company’s inability to make the required payments as the copper derivative contracts matured, the Company reclassified the outstanding hedge contracts from cash flow hedges to trading securities. Consequently, commencing on April 1, 2010, the changes in estimated fair value of these contracts are reflected in unrealized gain (loss) on derivatives classified as trading securities within the condensed consolidated statement of operations. During the three and nine month periods ended September 30, 2010, the settlements of hedges for 0 and 1,984,161 pounds of copper amounted to $0 and ($1,886,237), respectively, and were classified as effective hedges. Accordingly, these amounts are included in net sales in the condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2010, decreases in estimated fair value in the amounts of $0 and ($666,138) were recorded as accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.

As noted above, as of September 30, 2010, the Company is in default of the related Copper Hedge Agreement as it failed to make the requisite monthly payments (March 31, 2010 through September 30, 2010 settlements) related to the settlement of the derivative contracts. As of September 30, 2010, the total amount owed to Nedbank as a result of these missed payments is $4,826,924. Accordingly, given that the Company is not performing under the terms of the underlying Copper Hedge Agreement, as of April 1, 2010, the Company de-designated 100% of the derivatives previously classified as cash-flow hedges and reclassified the estimated fair value of ($13,392,853) of the derivatives from accumulated other comprehensive income (loss) to other income (expense), recognizing an unrealized loss for the amount. During the three and nine month periods ended September 30, 2010, the Company recognized a realized loss of ($2,250,972) and ($4,129,056) on the monthly settlements of a total of 1,984,161 and 3,968,322 pounds of copper for the derivatives now classified as trading securities. The Company also recognized an unrealized loss of ($1,938,869) and an unrealized gain of $3,877,826 during the three and nine month periods ended September 30, 2010, respectively, related to the mark to market of the derivatives classified as trading securities. As of September 30, 2010, 100% of the Company’s copper derivatives are classified as trading securities with no remaining derivatives classified as cash-flow hedges.

During the three and nine month periods ended September 30, 2009, decreases in fair value in the amount of $6,858,892 and $25,568,592, respectively, were recorded as other comprehensive loss in the consolidated balance sheets. During the three and nine month periods ended September 30, 2009, contracts representing approximately 0 and 740 metric tons (1,631,444 pounds), respectively, of copper originally designated as cash flow hedges were reclassified to trading securities because the Company’s forecasted production of copper during these periods no longer matched its hedged position, and, as such, the underlying derivative contracts were deemed to be ineffective. Accordingly, the realized gains (losses) from the sale of these contracts in the amounts of ($5,642) and $1,367,595 for the three and nine month periods ended September 30, 2009, respectively, have been reclassified from accumulated other comprehensive income and reported within the condensed consolidated statement of operations as other income. In addition, during the three and nine month periods ended September 30, 2009, the Company transferred ($499,993) and $992,296, respectively, of realized gains (losses) to copper sales and $0 and $271,897, respectively, of realized gains to capitalized mine development costs. These amounts were the result of effective hedges of copper for which the underlying copper contracts were settled during the three and nine month periods ended September 30, 2009, and related to sales of 2,645,093 and 5,271,180 pounds of copper, and 0 and 280,728 pounds of copper from the residual production of copper during the testing and development stage of the mine.

As of September 30, 2010, the estimated amount of copper production covered by economic hedges (derivatives no longer classified as cash flow hedges for accounting purposes) classified as trading securities was approximately 134% of the total estimated copper production for the three months December 31, 2010 and 166% for the year ending December 31, 2011. As of September 30, 2010, the Company had in place forward contracts of 900 (1,984,161 pounds) and 2,400 (5,291,095 pounds) metric tons for 2010 and 2011, respectively, at a net forward price of $4,549 ($2.06 per pound) and $4,413 ($2.00 per pound) per metric ton for the same periods. The program also includes the purchase of long call options for the same quantities thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of September 30, 2010, the average strike prices of the long call options were $8,309 ($3.77 per pound) and $8,723 ($3.96 per pound) per metric ton for the three month period ending December 31, 2010, and for the year ending December 31, 2011, respectively.

Furthermore, due to the Company’s default under the terms of the Copper Hedge Agreement, the Company has reclassified the long-term amount of $1,615,317 to current liabilities, and under the terms of the agreement the Company may be required to unwind these positions prior to their scheduled settlement. Although this estimate is subject to changes in the forward price curve for copper, the estimated amount of the copper derivatives that will settle over the next twelve months in accordance with their normal operating terms stated in the contracts is $8,242,147 ($7,899,710 after proportionate credit valuation adjustment).

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

Under ASC guidance for derivative instruments and hedging activities, this interest rate swap agreement is carried on the consolidated balance sheets at fair value which was estimated at ($295,163) and ($342,243) as of September 30, 2010 and December 31, 2009, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in fair value reflected in accumulated other comprehensive income (loss). As noted above, the Company continues to be in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period from March 30, 2010 to September 30, 2010. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank Credit Facility. effective July 1, 2010, the Company de-designated 100% of the interest rate swap previously classified as a cash-flow hedge and reclassified the estimated fair value of ($319,542) of the interest rate swap from accumulated other comprehensive income (loss) to other income (expense), recognizing an unrealized loss for the amount.

During the three and nine month periods ended September 30, 2010, the Company recognized $77,419 and $278,912, respectively, in interest expense in the condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2009, the Company recognized $107,893 and $251,203, respectively, in interest expense in the condensed consolidated statements of operations. In addition, changes in fair value in the amounts of ($85,992) and $37,747 for the three and nine months ended September 30, 2009, respectively, were reflected in accumulated other comprehensive income (loss) and as reductions of the liability in the consolidated balance sheet as of September 30, 2009.

The September 30, 2010 estimated fair value balance includes a credit valuation adjustment of $18,986 which is reported in unrealized gain (loss) on derivatives classified as trading securities within the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2010.

Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of September 30, 2010, the estimated amount of the interest rate swap derivatives that will settle over the next twelve months in accordance with their normal operating terms stated in the contracts is $238,264 ($227,151 after proportionate credit valuation adjustment). In addition, due to the Company’s default under the credit agreement with Nedbank, and therefore, it’s cross default under the terms of the interest rate swap, the Company has reclassified the long-term amount of $68,012 to current liabilities.

Fair Value of Derivative Instruments

	Balance		Balance
	Sheet		Sheet
	Location	Fair Value	Location	Fair Value
As of September 30, 2010 Instruments not designated as hedges under ASC 815:

Commodity contracts	Current Liabilities	$9,515,027	Long-Term Liabilities	$-

Interest rate swap contracts	Current Liabilities	$295,163	Long-Term Liabilities	$-

As of December 31, 2009 Instruments designated as hedges under ASC 815:

Commodity contracts	Current Liabilities	$7,653,709	Long-Term Liabilities	$5,073,006

Interest rate swap contracts	Current Liabilities	$313,986	Long-Term Liabilities	$28,257

Cash-Flow Hedges

The Company utilized derivatives for the purpose of hedging forecasted cash flows related to the sale of copper and debt service requirements. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income (loss) (“OCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on the derivatives representing either hedged components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings.

Effective April 1, 2010, due to the Company’s inability to make the required payments as the copper derivative contracts matured, the Company de-designated 100% of its cash flow hedges related to its copper price hedging program and reclassified the estimated fair value to trading securities. Consequently, commencing on April 1, 2010, the changes in fair value of these contracts are reflected in other income (expense) on the condensed consolidated statements of operations.

Effective July 1, 2010, due to the Company’s inability to make the required debt service payments under the Nedbank Credit Facility, the Company de-designated 100% of its cash flow hedges related to its interest rate swap program and reclassified the estimated fair value to trading securities. Consequently, commencing on July 1, 2010, the changes in fair value of these contracts are reflected in other income (expense) on the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2010 and 2009, the Company recognized the following gains (losses) related to its copper price protection and interest rate swap programs:

Three months ended
September 30, 2010
Ineffective Portion
Unrealized loss on de-designation of interest rate swap	$(319,542)

Three months ended
September 30, 2009
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(6,935,254)
Loss reclassified from accumulated OCI into net sales	$(499,993)
Loss recognized in interest expense	$(107,893)

Ineffective Portion
Loss recognized in other income (expense)	$(5,642)

Nine months ended
September 30, 2010
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(643,436)
Loss reclassified from accumulated OCI into net sales	$(1,886,237)
Loss recognized in interest expense	$(201,493)

Ineffective Portion
Unrealized loss on de-designation of copper hedges	$(13,392,853)
Unrealized loss on de-designation of interest rate swap	$(319,542)

Nine months ended
September 30, 2009
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(26,540,470)
Gain reclassified from accumulated OCI into net sales	$992,296
Gain reclassified from accumulated OCI in pre-production costs	$271,897
Loss recognized in interest expense	$(251,203)

Ineffective Portion
Gain recognized in other income (expense)	$1,367,595

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

The Company has failed to make payments due to Nedbank in the amount of $5,000,019 on copper derivative contracts and interest rate swap settlements which matured between April 6, 2010 and October 6, 2010. Accordingly, the Company is in default under these agreements, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts have been brought into current liabilities as of September 30, 2010.

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

The following table sets forth the Company’s financial assets and liabilities within the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 measured at estimated fair value by level within the fair value hierarchy. In light of the fact that the Company is currently in default on its Nedbank Credit Facility and Copper Hedge Agreement, the Company has recorded a credit risk adjustment on both its copper hedge and interest rate swap derivative liabilities as of September 30, 2010. In determining the magnitude of the adjustment, the Company utilized a discount factor of 9.06% on the estimated market values of the settlements as they mature which is consistent with the default rate of interest being charged by Nedbank on the Company’s senior long-term debt. As a result, for the three and nine periods ended September 30, 2010, the Company recorded a credit risk adjustment of $514,487 and $18,986 on the copper hedge and interest rate swap derivatives, respectively, and recorded a gain in the amount of $533,473 in other income on the condensed consolidated statements of operations. As required by ASC guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2010	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative contracts – copper trading securities, net	$(9,515,027)	-	$(9,515,027)	-
Derivative contract – interest rate swap contract	(295,163)	-	(295,163)	-

December 31, 2009	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative contracts – copper cash flow hedges, net	$(12,726,715)	-	$(12,726,715)	-
Derivative contract – interest rate swap contract	(342,243)	-	(342,243)	-

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

11.      BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 61,209,281 and 21,665,504, shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. Outstanding options, warrants and other dilutive securities to purchase 61,209,281 and 18,782,357 shares of common stock for the three months ended September 30, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

Components of basic and diluted income (loss) per share were as follows:

	Three Months Ended September 30,
	2010	2009
Net income (loss) available for common stock holders	$(3,931,127)	$92,839

Weighted average outstanding shares of common stock	112,290,583	70,511,842
Dilutive effect of warrants and stock options	-	1,249,368
Common stock and common stock equivalents	112,290,583	71,761,210
Income (loss) per share:
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00

	Nine Months Ended September 30,
	2010	2009
Net loss available for common stock holders	$(10,084,976)	$(402,023)

Weighted average outstanding shares of common stock	111,720,671	70,211,630
Dilutive effect of warrants and stock options	-	-
Common stock and common stock equivalents	111,720,671	70,211,630
Loss per share:
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)

12.      CONCENTRATIONS

The Company currently sells 100% of its copper cathode production to Red Kite Explorer Fund Limited under a definitive purchase and sale agreement dated February 2, 2008 with Red Kite, a large, well capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

13.      COMMITMENTS

In June 2010, the Company engaged FTI Consulting (“FTI”), Inc, to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 3.5% of the capital raised for the Company during the twelve month period ending May 31, 2011 as well as certain amounts payable should other specified transactions occur. As of September 30, 2010, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher Industries.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in an actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results.

The following table presents a summary of the Company’s financial instruments as of September 30, 2010:

	Carrying		Estimated Fair
	Amount		Value

Financial Assets:
Cash and cash equivalents	$1,276,721		$1,276,721
Restricted marketable securities	686,476		686,476
Accounts receivable	614,626		614,626
Financial Liabilities:
Accounts payable	$4,306,391	$	***
Accrued expenses	6,005,708		***
Accrued interest	1,792,236		***
Long-term debt	7,323,588		***
Senior long–term debt	23,257,825		***
Derivative instruments	9,810,190		9,810,190

The carrying amounts for cash and cash equivalents, restricted marketable securities and accounts receivable approximate fair value because of the short maturities of these financial instruments. As noted above, the Company’s derivatives are carried on the condensed consolidated balance sheet at estimated fair value. As of September 30, 2010, the fair value of the derivatives included a credit valuation adjustment of $533,473.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of September 30, 2010 is considered impracticable. In addition, due the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, an estimate of the fair value of accounts payable, accrued expenses, accrued interest and long-term debt as of September 30, 2010 is also considered impracticable.

15.      SUBSEQUENT EVENTS

On October 6, 2010, the Company issued 137,363 shares of common stock to a director of the Company at a deemed issuance price of $0.07 per share to settle outstanding compensation owed to the director.

On October 13, 2010, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission registering an additional 5,000,000 shares of the Company’s common stock for use under the Company’s 2006 Stock Incentive Plan. The Plan now has 11,000,000 shares of the Company’s common stock registered for distribution.

In October 2010 and November 2010, the Company made payments to its senior lender, Nedbank, of $300,000 and $400,000, respectively. These amounts were applied against the Company's obligations with Nedbank including the amounts owed under the terms of the interest rate swap and copper hedge agreements and the senior long-term debt under the related credit agreement, as amended.

Item 2.           Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine month periods ended September 30, 2010 and 2009 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and nine month periods ended September 30, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

On June 5, 2007, we completed an unregistered private placement offering of 30,666,700 special warrants for aggregate proceeds of approximately $23 million (net proceeds of approximately $21.3 million). In addition, we entered into our credit agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. As of September 30, 2010, we had drawn the entire credit facility. All of the funds available under such facility have been used by us to finance the construction, start-up and operation of mining and metal operations at the Johnson Camp Mine.

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

On November 5, 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total gross proceeds of $12,000,000. In connection with the offering, which was effected in an offshore transaction pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, we paid the placement agent a commission equal to $600,000, or 5% of the gross proceeds of the offering. Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. The proceeds of the offering were used to make the outstanding debt service payments that were due to Nedbank on September 30, 2009 and December 31, 2009, to purchase approximately $500,000 in additional equipment, to reduce accounts payable, and for general working capital purposes. As of September 30, 2010, none of the warrants issued as part of this private placement have been exercised.

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments due on March 31, June 30 and September 30, 2010 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the amended and restated credit agreement with Nedbank dated March 31, 2009, and the full amount of the outstanding principal and accrued and unpaid interest as of September 30, 2010 of $25,050,061 must now be included in our Company’s current liabilities.

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

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the outstanding payments of $4,826,924 as of October 6, 2010 under the copper hedge agreement between the parties. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the copper hedge agreement and $1,615,317 formerly eligible for treatment as amounts payable under long-term derivative contracts as of September 30, 2010 must now be brought into current liabilities.

In connection with the private placement of the Units, in November 2009, we received an exemption from these shareholder approval requirements, on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continued to meet the TSX listing requirements. We were unable to meet the TSX listing requirements and, effective July 30, 2010, our Company’s common stock has been delisted from the TSX. Our Company’s stock continues to be quoted on the OTC Bulletin Board (OTCBB).

In June 2010, the Company engaged FTI Consulting (“FTI”), Inc, to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company has agreed to pay FTI a success fee ranging between from 0.75% to 3.5% of the capital raised for the Company during the twelve month period ending May 31, 2011. As of September 30, 2010, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher Industries.

On July 5, 2010, the Company announced that it is immediately implementing measures to reduce its costs, maximize cash flow, and improve its operating efficiencies. The Company has temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off 43 people, representing approximately half of its workforce at the mine. The Company continues to produce copper through the leaching of ore already in place on its existing pads and processing the solution through the SX-EW plant. The suspension has resulted in an immediate reduction of costs and has enabled the Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the Company’s existing pads and the operation of its SX-EW plant. The suspension provides the Company with the opportunity to further evaluate its geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model will provide the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore.

We entered into a settlement agreement dated July 28, 2010 (the "Settlement Agreement') with Fisher Sand & Gravel Company ("Fisher"), our largest unsecured trade creditor, to convert approximately $8.2 million of payables owing to Fisher and its affiliated company, F5 Equipment Inc., to a two-year unsecured note (the "Note") bearing interest on the outstanding principal and interest at the rate of approximately 6% per annum. Under the agreement, beginning in August 2010, Fisher Sand & Gravel Company began receiving weekly payments on the note that are based on a formula related to the weekly level of copper sales made by the Company as well as the realized price received for the copper sold. As of September 30, 2010, the Company had paid the $200,000 due Fisher at the closing, $876,413 in principal and $80,767 interest. As of September 30, 2010 the remaining principal balance due Fisher is $7,323,587.

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

Due to continued copper recovery issues with the existing leach pads combined with a reduction in the amount of mining activity stemming from inadequate capital, we were unable to become cash flow positive in the second quarter as anticipated. As a result, on July 2, 2010, we temporarily suspended the mining and crushing of new ore operations to increase cash flow with the goal of building a new leach pad. All other operations, including leaching, SX-EW and copper production, are continuing.

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

We estimate that we will incur an additional $15 million in capital costs in the next six months, primarily for the construction of a leach pad. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. The estimated start-up date for the new pad is subject to the Company’s ability to complete our current effort to restructure our capital structure and to obtain additional financing in the fourth quarter of 2010.

Results of Operations – Three and Nine months Ended September 30, 2010 and 2009

The following table sets forth our operating results for the three and nine months ended September 30, 2010, as compared with our operating results for the three and nine months ended September 30, 2009.

	Three Months Ended			Nine months Ended
	September	September	Change	September	September	Change
	30,	30,	(Increase/	30,	30,	(Increase/
	2010	2009	Decrease)	2010	2009	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$7,896,253	$6,521,136	$1,375,117	$22,604,645	$13,118,107	$9,486,538

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	5,676,743	4,578,119	1,098,624	13,345,989	10,303,422	3,042,567
General and administrative expenses	326,505	633,750	(307,245)	1,572,901	2,081,682	(508,781)
Depreciation, depletion and amortization	470,321	542,158	(71,837)	1,328,262	1,043,834	284,428

Income (loss) from operations	1,422,684	767,109	655,575	6,357,493	(310,831)	6,668,324

Other income (expense):

Interest expense	(874,497)	(673,547)	(200,950)	(2,360,840)	(1,450,946)	(909,894)
Unrealized loss on de- designation of derivatives	(319,542)	-	(319,542)	(13,712,395)	-	(13,712,395)
Unrealized gain (loss) on derivatives classified as trading securities	(1,914,491)	-	(1,914,491)	3,902,204	-	3,902,204
Realized gain (loss) on derivatives classified as trading securities	(2,250,972)	(5,642)	(2,245,330)	(4,129,056)	1,367,595	(5,496,651)
Miscellaneous income (expense), net	5,691	4,919	772	(142,382)	(7,841)	(134,541)

Total other income
(expense)	(5,353,811)	(674,270)	(4,679,541)	(16,442,469)	(91,192)	(16,351,277)

Gain (loss) before income taxes	(3,931,127)	92,839	(4,023,966)	(10,084,976)	(402,023)	(9,682,953)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$(3,931,127)	$92,839	$(4,023,966)	$(10,084,976)	$(402,023)	$(9,682,953)

Basic and diluted income (loss)
per share of common stock:

Weighted average number of basic common shares outstanding	112,290,583	70,511,842		111,720,671	70,211,630
Basic income (loss) per share of common stock	$(0.04)	$0.00		$(0.09)	$(0.01)

Weighted average number of diluted common shares outstanding	112,290,583	71,761,210		111,720,671	70,211,630
Diluted income (loss) per share of common stock	$(0.04)	0.00		(0.09)	(0.01)

Revenue

We commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We entered the production stage as we achieved commercial copper cathode production from newly-mined ore on April 1, 2009.

In February 2008, we entered into a long-term cathode sales agreement with Red Kite Explorer Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine. Pricing is based on the average daily COMEX price for high–grade copper as determined at the end of the day of settlement.

Due to continued copper recovery issues with the existing leach pads combined with a reduction in the amount of mining activity stemming from inadequate capital, we were unable to become cash flow positive in the second quarter as anticipated. As a result, On July 2, 2010, we temporarily suspended the mining and crushing of new ore operations to increase cash flow with the goal of building a new leach pad. All other operations, including leaching, SX-EW and copper production, are continuing.

We recorded revenues of $7,896,253 (including $31,548 in amortization of deferred revenue) from the sale of 2,393,591 pounds of copper cathode for the three months ended September 30, 2010 and revenues of $22,604,645 (including losses of ($1,866,237) from the settlement of copper hedges and $99,441 in amortization of deferred revenue) from the sale of 7,544,721 pounds of copper cathode for the nine months ended September 30, 2010. Revenues during the three and nine month periods ending September 30, 2010, do not include the impact of copper hedge activity in the amounts of ($2,250,972) and ($4,129,056), respectively, as these hedges were de-designated as cash flow hedges and consequently not included as an element of revenue. The average realized price of copper sold during the three and nine month periods ending September 30, 2010 was $3.29 and $2.99 per pound, respectively. The average realized price of copper sold during the three and nine month periods ended September 30, 2010 would have been $2.35 and $2.44 per pound, respectively, if the copper derivatives would have remained classified as cash flow hedges.

We recorded revenues of $6,521,136 (including $(496,006) from the settlement of copper hedges and $34,863 in amortization of deferred revenue) from the sale of 2,645,093 pounds of copper cathode for the three months ended September 30, 2009 and revenues of $13,118,107 (including $992,296 from the settlement of copper hedges and $62,147 in amortization of deferred revenue) from the sale of 5,271,180 pounds of copper cathode for the nine months ended September 30, 2009. Additionally, for the nine month period ended September 30, 2009, revenues earned from the sale of 280,728 pounds of copper cathode produced during the testing and development stage of the mine in the amount of $742,237 (including $271,897 from the settlement of copper hedges) were credited to mine development costs. The average realized price of copper sold during the three and nine month periods ended September 30, 2009 was $2.47 and $2.49 per pound, respectively.

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

For the three months ended September 30, 2010, we incurred $5,676,743 (including $2,849,091 in abnormal costs due to the under utilization of plant capacity) of costs applicable to sales from the sale of copper. For the nine months ended September 30, 2010, we incurred $13,345,989 (including $4,675,851 in abnormal costs due to the under utilization of plant capacity) of costs applicable to sales from the sale of copper. The average cost per pound of copper sold during the three and nine month periods ending September 30, 2010 was $2.37 and $1.77 per pound, respectively. The average cost per pound excluding abnormal costs of copper sold during the three and nine month periods ended September 30, 2010 was $1.18 and $1.15 per pound, respectively.

For the three months ended September 30, 2009, we incurred $4,578,119 of costs applicable to sales (including $1,265,927 in ramp up expenses) from the sale of copper. For the nine months ended September 30, 2009, we incurred $10,303,422 of costs applicable to sales (including $4,266,766 in ramp up expenses) from the sale of copper. Direct costs incurred in the development and testing phase of the ramp up in the amount of $1,841,080 (net of pre-commercial revenue) were capitalized and are being amortized using the units of production method over an estimated 374,000,000 pounds of copper which represents the estimated copper reserve base of the Johnson Camp mine. The average cost per pound of copper sold during the three and nine month periods ending September 30, 2009 was $1.73 and $1.95 per pound, respectively. The average cost per pound excluding abnormal costs of copper sold during the three and nine month periods ended September 30, 2009 was $1.25 and $1.15 per pound, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased to $326,505 for the three months ended September 30, 2010, as compared to $633,750 for the three months ended September 30, 2009. Total compensation decreased in the three months ended September 30, 2010 by $328,336 from the same period in 2009. This decrease was primarily due to a $292,351 reversal in performance incentive bonus accruals.

Our general and administrative expenses decreased to $1,572,901 for the nine months ended September 30, 2010, compared to $2,081,682 for the nine months ended September 30, 2009. Total compensation decreased in the nine months ended September 30, 2010 by $383,655 from the same period in 2009. This decrease was primarily due to a $292,351 reversal in performance incentive bonus accruals and a $21,157 decrease in contract labor. The decrease in general and administrative expenses was also due to a $60,006 decrease in professional fees (primarily accounting fees) and a $24,581 decrease in travel expenses.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses decreased by $71,837 for the three month period ended September 30, 2010 and increased by $284,428 for the nine month period ended September 30, 2010, as compared to the three and nine months periods ended September 30, 2009. The decrease in the three month period ended September 30, 2010 is primarily due to the suspension of mining new ore discussed above. The increase in the nine month period ended September 30, 2010 was primarily due to the increase in the tons mined and the copper produced in the comparison period to the same period in the prior year when the Company was just beginning the ramp up of mining new ore

Other Income (Expense)

For the three month period ended September 30, 2010 in comparison to the three month period ended September 30, 2009, other income (expense) decreased by ($4,679,541) primarily resulting from the de-designation of interest rate swaps from cash flow hedges to trading securities ($319,542); the unrealized losses on derivatives classified as trading securities of ($1,914,491) and the realized losses of ($2,250,972) on derivatives classified as trading securities in comparison to the three months ended September 30, 2009. In addition, interest expense increased by $200,950 due primarily to the 3% surcharge on the Nedbank Credit facility resulting from the fact that the Company is in default on the loan and from interest charges of $80,767 on the outstanding balance due on the Fisher Industries Promissory Notes, the company’s mining contract.

The decrease in other income (expense) of ($16,351,277) for the nine month period ended September 30, 2010 in comparison to the nine month period ended September 30, 2009 was primarily due to the de-designation of copper hedge and interest rates swaps from cash flow hedges to trading securities ($13,712,395); the unrealized gains on derivatives classified as trading securities $3,902,204; the realized losses of ($4,129,056) on derivatives classified as trading securities in comparison to realized gains of $1,367,595 on derivatives classified as trading securities for the nine months ended September 30, 2009 and the $909,894 increase in interest expense resulting from the inclusion of interest for the nine month period ended September 30, 2010 versus only two quarters in 2009. Interest incurred during the first quarter of 2009 was capitalized as part of the Company’s property and equipment during the development and testing phase of the mine.

Net Income

Operations resulted in net loss of $3,931,127 for the three months ended September 30, 2010 as compared to net income of $92,839 for the three months ended September 30, 2009. The increase in net loss between these periods is primarily related to:

  A decrease in other income (expense) of ($4,679,541) primarily resulting from the de- designation of interest rates swaps from cash flow hedges to trading securities ($319,542); the unrealized losses of ($1,914,491) and the realized losses of ($2,250,972) in comparison to the three months ended September 30, 2009; offset in part by

  An increase in gross margin before depreciation, depletion and amortization of $276,493, primarily resulting from the de-designation of copper hedges previously considered cash flow hedges; and

  A decrease to $326,505 in general and administrative expenses primarily due to a $292,351 reduction in performance incentive bonus accruals.

  A decrease in depreciation, depletion and amortization in the amount of $71,837 primarily due to the suspension of the mining of new ore on July 2, 2010;

Operations resulted in net loss of $10,084,976 for the nine months ended September 30, 2010 as compared to net loss of $402,023 for the nine months ended September 30, 2009. The increase in net loss between these periods is primarily related to:

  A decrease in other income (expense) of ($16,351,277) primarily resulting from the de- designation of copper hedges and interest rate swaps from cash flow hedges to trading securities ($13,712,395); the unrealized gains on derivatives classified as trading securities of $3,902,204; the realized losses of ($4,129,056) on derivatives classified as trading securities in comparison to realized gains of $1,367,595 for the same time period in the prior year and the $909,894 increase in interest expense resulting from the inclusion of interest for the three quarters of 2010 versus only two quarters in 2009. The interest incurred during the first quarter of 2009 was capitalized as part of the Nedbank principal;

  An increase in depreciation, depletion and amortization in the amount of $284,428 due to the increase in the amount ore mined and processed; offset in part by

  An increase in gross margin before depreciation, depletion and amortization of $6,443,971, primarily resulting from an increase of 2,273,541 in the number of copper cathode pounds sold and the de-designation of copper derivatives previously considered cash flow hedges; and

  A decreased to $508,781 in general and administrative expenses primarily due to a $292,351 reduction in performance incentive bonus accruals and a $60,006 decrease in professional fees

Liquidity and Financial Resources

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

We are a party to an amended and restated credit agreement dated as of March 31, 2009 with Nedbank Limited, as the administrative agent and lead arranger, which provided a $25,000,000 secured term loan credit facility used by our Company to finance the reactivation of the Johnson Camp Mine. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including all patented mining claims, fee lands and unpatented mining claims in which we have an interest. Although we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the scheduled principal and interest payments that were due on March 31, June 30 and September 30, 2010 in the approximate amounts of $2,150,000, $2,350,000, and $2,375,000, respectively.

Our Company and Nedbank had entered into an unconditional forbearance and extension agreement dated March 30, 2010 and amended on April 22, 2010 that allowed us a forbearance period until May 13, 2010 to negotiate an amendment to our secured credit agreement as it pertains to the March 31, 2010 payment and other terms therein. Nedbank has declined to extend the forbearance agreement, and, although we have not been served with a formal notice of default, we are now in default of our obligations under the credit agreement. As a result, the full amount of the outstanding principal and accrued and unpaid interest under the credit agreement as of September 30, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. Among other consequences, since April 1, 2010, the Company has incurred a 3% interest rate surcharge to the entire amount of the outstanding principal and interest under the credit agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the payments under the copper hedge agreement between the parties. The forbearance agreement expired at midnight on May 13, 2010. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of September 30, 2010 must now be brought into current liabilities.

On September 1, 2009, Fisher Sand & Gravel Company (“Fisher”), the Company’s mining contractor and largest unsecured trade creditor, agreed to defer $850,000 due to it for a period of three years. As December 31, 2009, this balance is included in other long-term liabilities on the condensed consolidated balance sheet. Pursuant to that agreement, from April 1, 2010 through September 30, 2011, the Company had agreed to pay Fisher, on a monthly basis, 12% per annum interest on the deferred payments. The Company retained the right to prepay the deferred payments at any time without penalty. As of June 30, 2010, the Company had accrued $110,500 of interest expense related to this debt. On July 29, 2010, the Company announced that it had reached an agreement with Fisher to convert $8.2 million of unsecured trade payables, including the former note due to Fisher in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the agreement, beginning in August 2010, Fisher will receive weekly payments on the note that are based on a formula related to the weekly level of copper sales made by the Company as well as the realized price received for the copper sold. Accordingly, as of September 30, 2010, the Company has reclassified $7,233,629, $110,500, and $849,992 of accounts payable, accrued interest and other long-term liabilities, respectively to current maturities of long-term debt and long-term debt, less current maturities in the respective amounts of $183,118 and $7,140,475, as reflected in the condensed consolidated balance sheet.

As discussed herein, in order to resume full operations the Company will need to develop and construct a new leach pad at an estimated cost of $15 million. The construction of the pad is subject to our ability to obtain additional financing on commercially reasonable terms. No assurances can be made that the Company will be successful in these endeavours.

Cash and Working Capital

The following table sets forth our cash and working capital (deficiency) as of September 30, 2010 and December 31, 2009:

	As of		As of
	September 30, 2010		December 31, 2009
Cash reserves	$1,276,721	(1)	$1,298,138	(1)
Working capital surplus (deficiency)	$(37,666,071)	(2)	$(7,652,818)	(3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.
(2)

Includes $8,126,861 in current liability portion of derivative contracts, $12,530,689 in current portion of long-term debt, and $1,683,329 and $10,727,136 of long-term derivative liabilities and long-term debt, respectively, that were classified as current liabilities due to our Company defaulting on the related agreements.

(3)	Includes $7,967,695 in current liability portion of derivative contracts and $7,362,004 in current portion of long-term debt, capital lease obligations and accrued interest.

Cash Flows from Operating Activities

Our cash flows from operating activities during the nine months ended September 30, 2010 and 2009 were $1,765,878 and $139,055, respectively. We commenced copper cathode production from leaching existing old dumps in January 2008 and from the mining and producing of new ore in January 2009. We completed the first sale of copper cathode produced from residual leaching operations in February 2008, and the first sale of copper cathode produced from newly mined ore in February 2009. On July 2, 2010, the Company temporarily suspended the mining and crushing of new ore. Our Company has recognized net losses of $10,084,976 and $402,023 for the nine month periods ended September, 2010 and 2009, respectively. The net loss incurred for the nine month period ending 2010 was significantly impacted by the unrealized loss in the amount of $13,712,395 on the de-designation of copper and interest rate swap derivatives as cash flow hedges partially offset by the unrealized gain of $3,902,204 on derivatives classified as trading securities. The cash flows from operating activities were also significantly impacted in both periods by the increase in amount of copper that remains in inventory. Cash used in the mining and processing of inventory amounted to $9,402,057 and $8,807,715 during the nine month periods ended September 30, 2010 and 2009, respectively. Cash used by operating activities was offset by an increase of $9,863,543 and $9,407,754, respectively, in accounts payable, accrued expenses and accrued interest during the nine month periods ending September 30, 2010 and 2009.

Cash Flows from Investing Activities

Our cash flows from investing activities during the nine months ended September 30, 2010 were ($747,308) which primarily represents the purchase of equipment used in the Johnson Camp Mine operation and preliminary engineering on a new leach pad.

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

Cash Flows from Financing Activities

Our cash flows from financing activities during the nine months ended September 30, 2010 was ($1,039,987) compared to $4,913,679 for the same period in 2009.

During the nine month period ended September 30, 2010, our Company realized proceeds in the amount of $40,650 from the exercise of 451,667 stock options. In addition, the Company incurred $191,333 in debt issuance costs related to the closing of the Promissory Note with Fisher Industries and made principal payments thereon of $876,413.

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

Nedbank, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payment in the approximate amounts of $2,150,000, $2,350,000 and $2,375,000 that were due on March 31, June 30 and September 30, 2010, respectively, under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal and accrued and unpaid interest as of September 30, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement.

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the payments of under the copper hedge agreement between the parties between April 6, 2010 and October 6, 2010. The forbearance agreement expired at midnight on May 13, 2010. The Company owes a total of $4,826,924 to Nedbank related to these settlements as of September 30, 2010. Accordingly, we are in default under the copper hedge agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of September 30, 2010 must now be brought into current liabilities.

Our Company’s continuation as a going concern is dependent upon our ability to refinance our obligations under the credit agreement with Nedbank and the copper hedge agreement with Nedbank Capital, our ability to raise sufficient capital to construct a new pad and finance working capital requirements, and on our ability to produce copper to sell at a level where the Company becomes profitable and achieves cash flows from operations. Our Company’s continued existence is dependent upon its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, we may find it necessary to dispose of assets, or undertake other actions as may be appropriate. Our Company’s ramp up of production since the commencement of commercial production has been slower than originally forecasted. Consequently, our Company has been required to raise additional capital through the sale of equity and the sale of a royalty interest in the Johnson Camp Mine. As of September 30, 2010, our Company had not reached the production level necessary to breakeven from a cash flow perspective.

On July 2, 2010, our Company temporarily suspended its mining and crushing operations at Johnson Camp Mine. In conjunction with the suspension, we laid off 43 people, representing approximately half of its workforce at the mine. Nord will continue to produce copper through the leaching of ore already in place on its existing pads and the ongoing operations of its SX-EW plant. These actions will result in an immediate reduction of our costs and enable us to maximize operating cash flow from the production of copper achieved through continued leaching of ore on our existing pads and the operation of our SX-EW plant. Our production level will slowly decline until the resumption of mining and crushing operations. In addition, the suspension provides us the opportunity to further evaluate our geologic block model data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model are expected to provide us with the necessary tools to optimize our mine plan by focusing on higher grade acid-soluble ore, and should improve the reliability of future copper production. Our Company is also proceeding with the engineering work required to develop a new leach pad. As previously announced, we intend to begin using this pad by late first quarter 2011 subject to the completion of the requisite financing in the fourth quarter of 2010. No assurance can be made that the Company will be able to obtain the requisite financing at commercially reasonable terms or at all.

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

The Company is currently in the process of performing a series of tests to further understand the copper recovery rate by rock type at the Johnson Camp Mine. At such time that the these tests are completed and analyzed, there may be a material change in the estimated recovery rate which could materially impact the valuation of inventories and stockpiles and ore on leach pads and consequently, cost of goods sold. It is estimated that these tests and analysis thereof will be completed during the first quarter of 2011.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, our Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Marketable Securities

Restricted marketable securities at September 30, 2010 and December 31, 2009, consist of certificates of deposit (“CDs”) which are considered held-to-maturity securities and are stated at amortized cost of $686,476 on the consolidated balance sheet. The CDs expire in December 2010. The CDs carried a stated interest rate of .40% per annum. All marketable securities are defined as held-to-maturity securities, trading securities or available-for-sale securities under the applicable guidance related to the accounting for certain investments in debt and equity securities. Management determines the appropriate classification of the Company’s investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which our Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Accounts Receivable

Our Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. Our Company does not accrue finance or interest charges. On a periodic basis, our Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of September 30, 2010 and December 31, 2009.

Revenue Recognition

Our Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer.

Inventories

As described below, costs that are incurred in or benefit the production process are accumulated as stockpiles, ore on leach pads and inventories and classified as “inventories” on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of income (loss) from operations. The current portion of inventories is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads. The major classifications of inventories are as follows:

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

Derivative Instruments and Hedging Activities

In connection with the Credit Agreement with Nedbank, our Company is required to maintain a hedging program with respect to a specified percentage of copper output from the Johnson Camp Mine. These contracts are carried on the consolidated balance sheet at their estimated fair value. Until March 31, 2010, these contracts have been designated as cash flow hedges with the changes to their fair value reflected in accumulated other comprehensive income (loss) within the consolidated statement of changes in stockholders’ equity. Effective, April 1, 2010, due to our Company’s inability to fulfill its payment obligations for maturing contracts, we reclassified these contracts to trading securities. As of September 30, 2010 and December 31, 2009, the estimated fair values of the commodity contracts were $(9,513,027) and $(12,726,715), respectively.

During 2008, we entered into a contract to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the terms of the interest rate swap contract, our Company receives the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from our Company. The contract is carried on the consolidated balance sheet at its estimated fair value. Until June 30, 2010, as this contract was designated as a cash flow hedge, changes to the fair value of this contract were reflected in accumulated other comprehensive income (loss).

As noted above, as of September 30, 2010, the Company is in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period between March 30, 2010 and September 30, 2010. As of September 30, 2010, the total amount owed to Nedbank as a result of these missed payments is $25,050,061. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank Credit Facility, as of July 1, 2010, the Company de-designated 100% of the interest rate swap derivatives previously classified as cash-flow hedges and reclassified the estimated fair value of $(319,542) of the derivatives from accumulated other comprehensive income (loss) to other income (expense), recognizing an unrealized loss for the amount.

As of September 30, 2010 and December 31, 2009, the estimated fair value of the interest rate swap derivative liability was $(295,163) and $(342,243), respectively. The increase in fair value (decrease in liability) of $22,701 from December 31, 2009 through June 30, 2010 was recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. The increase in fair value (decrease in liability) of $24,379 from July 1, 2010, through September 30, 2010 was recorded in other income on the condensed consolidated statements of operations.

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

The following table sets forth the Company’s financial assets and liabilities within the consolidated balance sheet as of September 30, 2010 and December 31, 2009 measured at estimated fair value by level within the fair value hierarchy. In light of the fact that the Company is currently in default on its Nedbank Credit Facility and Copper Hedge Agreement, the Company has recorded a credit risk adjustment on both its copper derivative and interest rate swap derivative liabilities as of September 30, 2010. In determining the magnitude of the adjustment, the Company utilized a credit risk adjustment discount factor of 9.06% on the settlements which is consistent with the default rate of interest being charged by Nedbank on the Company’s senior long-term debt. As a result, for the three and nine periods ended September 30, 2010, the company recorded a credit risk adjustment of $514,487 and $18,986 on the copper derivative and interest rate swap derivative, respectively, and recorded an unrealized gain in the amount of $533,473 in other income on the condensed consolidated statement of operations. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the estimated fair value measurement.

	Total	Level 1	Level 2	Level 3
September 30, 2010
Instruments Not Designated as Hedges Under ASC 815:
Liabilities:
Derivative contracts – copper trading securities, net	$(9,515,027)	-	$(9,515,027)	-
Derivative contract – interest rate swap contract	$(295,163)	-	$(295,163)	-

December 31, 2009
Instruments Designated as Hedges Under ASC 815:
Liabilities:
Derivative contracts – copper cash flow hedges, net	$(12,726,715)	-	$(12,726,715)	-
Derivative contract – interest rate swap contract	$(342,243)	-	$(342,243)	-

Our Company’s derivative instruments are valued using pricing models, and our Company generally uses similar models to value similar instruments. Where possible, our Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. Our derivatives generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

Shipping and Handling Costs

Our Company includes shipping and handling costs related to the transport of finished goods in operating expenses.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During the three and nine month periods ending September 30, 2010, we incurred debt issuance costs of $191,333 to pay FTI Consulting for their assistance in the closing of the Fisher Industries Promissory Note. During the three and nine month periods ending September 30, 2009, we incurred debt issuance costs of $0 and $80,929. The debt issuance costs incurred are being amortized over the term of the related financing facility using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs were $768,791 and $565,119 at September 30, 2010 and December 31, 2009, respectively. Unamortized debt issuance costs were $801,145 and $813,483 at September 30, 2010 and December 31, 2009, respectively.

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

Long–Lived Assets

Our Company reviews and evaluates its long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the three and nine month periods ended September 30, 2010 and 2009, or for the year ended December 31, 2009.

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

Net Loss per Share of Common Stock

Basic earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants. Outstanding options, warrants and other dilutive securities to purchase 61,209,281 and 21,665,504 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. Outstanding options, warrants and other dilutive securities to purchase 61,209,281 and 18,782,357 shares of common stock for the three months ended September 30, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

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

We have estimated our asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes. We estimated the aggregate undiscounted obligation to be approximately $402,384 for the Johnson Camp Mine. To calculate the estimated fair value of this obligation, the projected cash flows were discounted at our Company’s estimated credit-adjusted, risk free interest rate of 10%. The majority of cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023-2024. Our Company will recognize an increase to the asset retirement obligation concurrent with the impact from mining activity as we mine in the future. At September 30, 2010 and December 31, 2009, the recorded value of accrued reclamation costs was $164,230 and $157,580, respectively.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

Other than as set forth below, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact our consolidated financial position, results of operations or cash flows.

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

On August 15, 2007, the ADEQ declared that all components necessary for the Aquifer Protection Permit (“APP”) application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process. Since then, the ADEQ has made subsequent requests for information and we have made additional submissions in response. The most recent request for information is dated July 31, 2009. On October 19, 2009, we submitted our technical response to this request. On April 21, 2010 we received the draft APP and Fact Sheet and submitted our comments. On October 19, 2010, the Company was issued an Aquifer Protection Permit (APP) for the Johnson Camp Mine property.

Patent Infringement Lawsuit

In January 2009, a lawsuit was filed by Corrosion IP Corp. and CTI Southwest, LLC (collectively known as “CTI”) against our Company alleging that certain containers for corrosive materials purchased by us from Novenco Consultants Limited infringe on three patents held by the plaintiffs, and further alleging that we have infringed on a copyrighted drawing owned by the plaintiffs. We have filed an answer denying all liability and have also filed a Third Party Complaint against Novenco. Prior to our purchase of the containers from Novenco, Novenco assured us that the containers did not infringe on any patents held by others and provided our Company with an indemnification agreement whereby Novenco agreed to indemnify our Company from any damages that might arise from a claim of patent infringement. In June 2010, the Company reached a settlement of all claims with Novenco and CTI. Under the settlement agreement, the Company is obligated to pay CTI a total of $25,000, $3,125 upon the execution of the agreement and $3,125 per month for the subsequent seven months. As of September 30, 2010, the Company owes CTI $15,625.

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

Breach of Contract Lawsuit

In April 2010, a lawsuit was filed in the Superior Court of the State of Arizona by R.A.M. Enterprise of Arizona (“RAM”) against our Company alleging breach of contract and unjust enrichment regarding services rendered and equipment sold to the Company during 2009 and 2010 in the amount of $221,771. The amount in question has been properly included in accounts payable in the ordinary course of business. In August 2010, the Company reached a settlement with Ram. The Company agreed to pay and paid RAM $82,000 toward the outstanding balance. In addition, the Company agreed to pay the remaining balance at a rate of $5,000 per month until the amount outstanding has been paid. At September 30, 2010, the outstanding balance due RAM was $134,771.

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

We had net loss of ($10,084,976) for the nine months ended September 30, 2010 and net income of $392,438 for the year ended December 31, 2009. As of September 30, 2010, we had a working capital deficiency of $37,666,071. This deficiency includes current liabilities of $20,657,550 representing the current portions of our long-term debt and derivative contracts, as well as $1,683,329 and $10,727,136 of long-term derivative liabilities and long-term debt, respectively, that were classified as current liabilities due to our Company defaulting on the related agreements.

We have temporarily suspended the mining and crushing of ore at the Johnson Camp Mine, with the result that copper production will slowly decline over time until the resumption of mining and crushing operations.

On July 2, 2010, our Company temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid-off 43 people, representing approximately half of its workforce at the mine. Our Company continues to produce copper through the leaching of ore already in place on its existing pads and the ongoing operations of its SX-EW plant. The suspension resulted in an immediate reduction of costs and has enabled our Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on our existing pads and the operation of our SX-EW plant. It is forecasted that the production level will slowly decline until the resumption of mining and crushing operations.

Our targeted full production rate of 25 million pounds of copper per annum will not be attained until we have transitioned the stacking of ore to the new leach pad, which is not expected to be operational until the end of the first quarter of 2011.

The targeted full production rate of 25 million pounds of copper per annum will not be attained until we have transitioned the stacking of ore to the new leach pad, which is not scheduled to be put into operation until sometime toward the end of the first quarter of 2011. The estimated start-up date for the new pad is subject to our ability to complete our current efforts regarding the Company's capital structure and to obtain additional financing in the 2010 fourth quarter. We cannot provide any assurance that we will ramp up to full production or have successful mining and processing operations on the Johnson Camp property in the future.

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

Production water for the Johnson Camp Mine is currently supplied from three wells controlled or located on the Johnson Camp property and from two wells located on private land adjacent to our property. In late October 2009, the failure of a well casing in one of our wells that provides make-up water for our leaching operation resulted in several months of below forecasted pregnant leach solution flow rates through our SX plant, and copper production was adversely affected. By early January 2010, we had placed two new wells into operation which have resulted in significantly improved pregnant leach solution flow rates that now are at the levels necessary to achieve our production targets. However, it may be necessary to drill additional wells on our property in order to expand our leaching operation or in addition to make additional upgrades to existing wells.

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

The Johnson Camp Mine has limited operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Such estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed by third parties, the methodologies and results of which we have assumed - but cannot be assured - are reasonable and accurate. In addition, future operating costs are based in part on our operating experience during 2009 and the first half of 2010, which may not be indicative of future costs. Such information and certain other factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, interruptions in the operation could affect these project future operating results. Actual cash operating costs and economic returns based upon development of proven and probable ore reserves may differ significantly from those currently estimated. Until reserves are actually mined and processed, the quantity of reserves must be considered only as estimates.

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

Although we have secured a number of permits for the operation of the Johnson Camp Mine, we still need to obtain certain additional permits for long-term operation of the mine. In addition, certain permits will require applications for renewal from time to time during the life of the project and certain permits may be suspended or require additional applications in the event of a significant or substantial change to the Johnson Camp Mine operations or prolonged inactivity. To the extent other approvals are required and not obtained, we may: (i) be prohibited from continuing mining and/or processing operations; (ii) forced to reduce the scale of or all of our mining operations; or (iii) be prohibited or restricted from proceeding with planned exploration or development of mineral properties. For example, we have received our aquifer protection permit (APP); however, the operation of the new leach pad requires the approval of an amendment to the APP.

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

As disclosed elsewhere in this Quarterly Report, we are now in default of our obligations under the credit agreement. Accordingly, the full amount of the outstanding principal and accrued and unpaid interest as of September 30, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. We are also in default under our copper hedge agreement with Nedbank Capital, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts as of September 30, 2010 must now be brought into current liabilities.

Our Company’s continuation as a going concern is dependent upon our ability to refinance our obligations under the credit agreement with Nedbank. If Nedbank elects to exercise its rights under the credit and copper hedge agreements, it would result in the acceleration of the full amounts due there under and the institution of foreclosure proceedings against the security. Any such actions could force us into bankruptcy or liquidation.

We will require additional financing to resume to full operations at the Johnson Camp Mine, the availability of which cannot be assured.

We estimated that we will incur an additional $15 million in capital costs during the next six months, primarily for the development and construction of a new leach pad that is scheduled to be operational in the latter part of the first quarter of 2011. The estimated start-up date for the new pad is subject to the Company’s ability to complete our current effort to restructure our capital structure and to obtain additional financing in the fourth quarter 2010. We also expect to incur expenses in connection with further exploratory drilling on the Johnson Camp property. Our estimated capital costs and operating expenses may change with additional detailed engineering and more operating experience as our mine plan is implemented. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

Our indebtedness, as well as the current global recession, disruption in financial markets and lower copper prices generally, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of September 30, 2010, the outstanding principal amount of our debt was $23,257,825. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. In addition, copper prices have been highly volatile. Over the past two years copper prices have fluctuated in a range between $1.27/lb to $4.08/lb. On September 30, 2010, the spot price of copper on the LME was $3.65/lb. These conditions have made it difficult for us to obtain, or increased our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

In order to be successful during and after the resumption of full operations, we will have to expand our workforce. We may not be successful in recruiting the necessary personnel, or in managing the new challenges that we will face with any significant growth.

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

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. If we are unable to assert that our internal controls over financial reporting are adequate, certain customers or suppliers may be discouraged from doing business with us, cause downgrades in our debt ratings leading to higher borrowing costs and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital. Further, such an occurrence could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or to incur substantially higher costs to obtain the same or similar coverage. It could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, on committees of our board of directors, or as executive officers.

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

As of September 30, 2010, our officers and directors as a group beneficially own approximately 12.2% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

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

At December 31, 2009, our Company had federal and state net operating loss carry forwards of approximately $79,600,000 and $15,500,000, respectively. We believe that for the purposes of section 382 of the Internal Revenue Code, a change of control occurred on or before November 5, 2009. However, we have not obtained a formal tax opinion to that effect. If any change of control is deemed to have occurred – for example, either during the time preceding the completion of our unregistered special warrant offering in September 2007, immediately following conversion of the special warrants into the underlying shares of common stock and warrants, or immediately following the completion of our unregistered $12 million unit offering in November 2009 – or if a change of control occurs at any time in the future, our Company’s ability to fully utilize its net operating loss carry forwards in computing its taxable income will be limited to an annual maximum of the value of our Company just prior to the change in control multiplied by the long-term tax exempt rate.

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

In North America there are organizations opposed to mining, particularly to open pit mines such as the Johnson Camp Mine. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is still the possibility that those opposed to the operation of the Johnson Camp Mine will attempt to interfere with the operation of the Johnson Camp Mine, whether by legal process, regulatory process or otherwise. Such interference could have an impact on our ability to operate the Johnson Camp Mine in the manner that is most efficient or appropriate or at all and any such impact would have a material adverse effect on our financial condition and results of operations.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2010, we issued 211,539 shares of common stock to one of our directors, Ronald Hirsch, at a deemed issuance price of $0.10 per share to settle outstanding compensation owed to the director. We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Rule 506 of Regulation D thereunder.

On August 25, 2010, we issued 272,496 shares of common stock to one of our officers, Wayne Morrison, at a deemed issuance price of $0.12 per share to settle outstanding compensation owed to the officer. We relied on an exemption from the registration requirements of the Securities Act under Rule 506 of Regulation D thereunder.

On October 6, 2010, we issued 137,363 shares of common stock to one of our directors, Ronald Hirsch, at a deemed issuance price of $0.07 per share to settle outstanding compensation owed to the director. We relied on an exemption from the registration requirements of the Securities Act under Rule 506 of Regulation D thereunder.

We did not issue any other securities that were not registered under the Securities Act of 1933, as amended, during the period covered by this quarterly report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

Our Company was unable to make the payments of principal in the amounts of $1,790,099 that were due on March 31, June 30 and September 30, 2010, respectively, and interest payments of $362,852, $567,982, and $583,580 that were due on March 31, June 30 and September 30, 2010, respectively, to Nedbank under the terms of the amended and restated credit agreement dated March 31, 2009. Our Company is now in default of its obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal of $23,257,825 and any accrued and unpaid interest must now be included in our current liabilities, together with any additional amounts payable under the credit agreement. Accordingly, our Company has reclassified $10,727,136 of long-term debt to current liabilities within its condensed consolidated balance sheet as of September 30, 2010. Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the March 31, June 30 and September 30, 2010 principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06% .

Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceedings against the Johnson Camp Mine. Nedbank has not served our Company with a formal notice of default under credit agreement, which is a precondition to such exercise of Nedbank’s rights of acceleration and foreclosure. In accordance with the credit agreement, upon missing the March 31, June 30 and September 30, 2010 principal and interest payments the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06% .

The Company has failed to make payments due to Nedbank in the amount of $5,000,019 on copper derivative contracts and interest rate swap settlements which matured between April 6, 2010 and October 6, 2010. Accordingly, the Company is in default under the copper hedge agreement and interest rate swap agreement, and amounts formerly eligible for treatment as amounts payable under long-term derivative contracts have been brought into current liabilities as of September 30, 2010.

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

4.72	Special Warrant Indenture among Nord Resources Corporation, Blackmont Capital Inc. and Computershare Trust Company of Canada, as special warrant trustee, dated June 5, 2007(27)

4.73	Warrant Indenture between Nord Resources Corporation and Computershare Trust Company of Canada, as warrant agent, dated June 5, 2007(27)

4.74	Registration Rights Agreement among Nord Resources Corporation, Blackmont Capital Inc. and Salman Partners Inc. dated June 5, 2007(27)

4.75	Agent’s Option Certificate issued to Blackmont Capital Inc., dated June 5, 2007 27)

4.76	Agent’s Option Certificate issued to Salman Partners Inc., dated June 5, 2007 (27)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Waiver Agreement between Nord Resources Corporation and Ronald A. Hirsch dated February 15, 2006(3)

10.3	Executive Employment Agreement between Nord Resources Corporation and Erland Anderson dated January 2, 2004(1)

10.4	Waiver Agreement and Amendment of Employment Agreement between Nord Resources Corporation and Erland Anderson dated February 15, 2006(3)

10.5	Nord Resources Corporation Stock Option granted to Erland Anderson February 1, 2006(3)

10.6	Executive Employment Agreement between Nord Resources Corporation and John Perry dated April 18, 2005(1)

10.7	Waiver Agreement between Nord Resources Corporation and John Perry dated February 15, 2006(3)

10.8	Letter Agreement between Nord Resources Corporation and Nicholas Tintor regarding employment matters dated February 15, 2006(3)

10.9	Option to Purchase the “Coyote Springs” property from Thornwell Rogers, South Branch Resources LLC and MRPGEO LLC to Nord Resources Corporation dated January 28, 2004(1)

10.10	First Amendment to Option to Purchase Coyote Springs property among Thornwell Rogers, South Branch Resources LLC, MRPGEO LLC and Nord Resources Corporation dated December 14, 2004(1)

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

10.59

Long-Term Cathode Sales Agreement effective February 1, 2008, with Red Kite Explorer Fund Limited (Portions of this document have been omitted and filed separately with the SEC pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b–2) (29)

10.60	Twelfth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated January 31, 2008(29)

10.61	Thirteenth Amendment to the Agreement for Purchase and Sale of Waste Rock from the Johnson Camp Mine dated April 30, 2008(31)

10.62

Amended and Restated Credit Agreement dated as of September 30, 2008 among Nord Resources Corporation, Cochise Aggregates and Materials Inc., Nedbank Limited and the Lenders from time to time party thereto(30)

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

10.68	Agreement to Purchase Royalty dated as of March 31, 2009 between Nord Resources Corporation and IRC Nevada Inc.(36)

10.69	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(36)

10.70	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010(36)

10.71	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(37)

10.72	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(38)

10.73	Settlement Agreement among Nord Resources Corporation, Fisher Sand & Gravel Co. and F5 Equipment Inc. dated July 28, 2010(39)

10.74	Promissory Note of Nord Resources Corporation dated July 28, 2010 and payable to Fisher Sand & Gravel Co. in the principal sum of $8,200,000(39)

Subsidiaries of the Issuer

21.1	Subsidiaries of the Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(40)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(40)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(40)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on September 30, 2006.

(8)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 6, 2008.

(9)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2007, filed with the SEC on August 14, 2007.

(28)	Incorporated by reference from our Form SB–2, filed with the SEC on October 19, 2007.

(29)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(30)	Incorporated by reference from our current report on Form 8–K dated September 30, 2008 and filed with the SEC on July 7, 2008.

(31)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended September 30, 2008, filed with the SEC on August 14, 2008.

(32)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(33)	Incorporated by reference from our Post Effective No. 3 on Form S-1 dated October 24, 2008 and filed with the SEC on October 24, 2008.

(34)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(35)	Incorporated by reference from our current report on Form 8–K dated November 25, 2008 and filed with the SEC on November 28, 2008.

(36)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(37)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(38)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(39)	Incorporated by reference from our current report on Form 8-K dated July 29, 2010 and filed with the SEC on July 29, 2010.

(40)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Randy L. Davenport
Randy L. Davenport
(Principal Executive Officer)
Chief Executive Officer

Date:	November 12, 2010

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Financial Officer and Principal Accounting Officer)
Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	November 12, 2010