Form 10-K
period 2010-12-31
NORD RESOURCES CORP
filed 2011-03-31
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
[   ] Yes     [X] No

The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant as of June 30, 2010, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.10 per share) on that date, was approximately $11,097,258.

The registrant had 112,040,264 shares of common stock outstanding as of March 15, 2011.

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

We note, in particular, that commencing in July 2010, we temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We continue to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. The suspension resulted in an immediate reduction of costs and enabled our Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the Company’s existing pads and the operation of its SX-EW plant. We caution that our operating results realized during the period when our mining and crushing activities are temporarily suspended will not be indicative of our future performance.

In addition, the Johnson Camp Mine has limited recent operating history upon which to base estimates of future cash flows and operating costs. These and other estimates or projections (including our expectations with respect to annual copper production from our planned operations at the Johnson Camp Mine) are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed in accordance with industry standards by third parties, the methodologies and results of which we have assumed are reasonable and accurate, which results form the basis for, and constitute a fundamental variable in, the feasibility study and technical report completed by Bikerman Engineering & Technology Associates which we have relied on. The sampling data produced by third parties and amounts of metallurgical testing are less extensive than normal and our expected copper recovery rates at the Johnson Camp Mine significantly exceed historical experience at the Johnson Camp property. There is no assurance that we will be able to meet these expectations and projections at an operational level.

Our Company’s continuation as a going concern depends on its ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, its ability to produce copper to sell at a level where our Company becomes profitable and generates cash flow from operations, and its ability to achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, we may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

For further information, you should carefully read and consider the section of this annual report entitled “Risk Factors” beginning on page 5.

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

PART I

ITEM 1.           BUSINESS

Overview

We are a copper mining company and our principal asset is the Johnson Camp property located in Dragoon, Arizona. The Johnson Camp property includes the Johnson Camp Mine, an integrated open pit copper mine and a production facility that uses the solvent extraction, electrowinning (SX–EW) process. The Johnson Camp Mine includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits. As described in more detail below, we commenced production of copper from new ore in February 2009 and achieved commercial copper cathode production from newly-mined ore on April 1, 2009. In July 2010, we announced that in order to reduce costs, maximize cash flow, and improve our operating efficiencies, we had temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off 43 people, representing approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant.

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

In January 2008 we commenced copper cathode production from leaching old leach pads, and during 2008, we produced approximately 2,901,613 million pounds of copper from residual leaching.

In February 2008, we entered into a long-term cathode sales agreement with Red Kite Master Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing is based on the COMEX price for high–grade copper on the date of sale.

In August 2008, we received the Air Quality permit necessary to enable us to complete the construction related to the reactivation of the Johnson Camp Mine.

We commenced mining of new ore upon completion of the reactivation work in January 2009, and we commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We achieved commercial copper cathode production from newly-mined ore on April 1, 2009 and entered the production stage.

Although we have temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine, we continue to produce copper through the leaching of ore already in place on the existing pads and processing the solution through the SX-EW plant. The suspension resulted in an immediate reduction of costs and enabled our Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the existing pads and the operation of our SX-EW plant. The suspension provides our Company with the opportunity to further evaluate its geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model are expected to provide us with the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore.

We are continuing to target a production rate of 25 million pounds of copper per year. However, we now believe that we cannot achieve this until we have completed and put into full operation our planned new leaching pad. We expect that the new pad, which will be about double the size of two of our existing three pads, could be operational approximately 150 days after we have obtained the financing needed to build it (which cannot be assured at this time), assuming that the permitting that we applied for in the fall of 2010 is also in place by that time. We estimate that we would incur approximately $18 million in capital costs for the development and construction of the new leach pad.

In the interim, we have developed an alternative plan that is under active consideration, which should enable us to move back into mining new ore to increase our copper production and operating cash flow in the short term. This plan would require only about a $6 million investment to place a liner on our existing three pads, which would enable us to productively leach new ore there. This approach does not require any additional permits, but remains contingent on our ability to raise additional financing to cover the cost of the new liner and provide working capital for the approximate 60 day period it would take to complete the work, resume our mining and crushing operations and commence leaching new ore. If we are able to proceed on this basis, we plan to apply at least some of the increased cash flow to financing the construction of the new pad.

Financing Activities

In June 2008, we entered into an Amended and Restated Credit Agreement with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. All of the funds available under such facility have been used by us to finance the construction, start–up and operation of mining and metal operations at the Johnson Camp Mine. As of December 31, 2010, this facility was fully drawn and the outstanding balance of the credit facility was $23,257,826.

In March 2009, we sold a 2.5% royalty on the mineral production sold from the existing mineral rights at the Johnson Camp Mine for net proceeds of approximately $4,950,000.

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

In connection with the private placement of the Units, we received an exemption from certain shareholder approval requirements under the rules of the Toronto Stock Exchange (the “TSX”), on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continue to meet the TSX listing requirements. In June 2010, the Company announced that it was unable to meet the continued listing requirements of the TSX and subsequently delisted from the TSX effective at the close of the market on July 30, 2010.

Default Under Secured Credit Agreement with Nedbank

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. While we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the payments of principal in the amounts of $1,790,099 that were due on March 31, June 30, September 30, and December 31 2010, respectively, and the related interest payments of $362,852, $567,982, $583,580 and $590,256 that were due on those dates. We do not have a forbearance agreement with Nedbank and Nedbank has the full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest has been increased by 3.00% to LIBOR plus 9.06% .

Given our default under the credit agreement, the full amount of the outstanding principal of $23,257,826 must now be included in our Company’s current liabilities. Accordingly, we have reclassified $8,937,038 of senior long-term debt to current liabilities within our consolidated balance sheet as of December 31, 2010.

Default Under Copper Derivatives Agreements with Nedbank Capital

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through December 31, 2010 in the aggregate amount of $7,660,508 due under the copper derivatives agreements between the parties. However, 100% of the related copper derivatives mature during the year ending December 31, 2011 and are therefore already classified as current liabilities. Derivative contracts with a fair market value of ($8,677,926), which includes the long-term portion of the Company’s interest rate swap with Nedbank of $(30,153) that was accelerated into current liabilities due to the Company’s default, are scheduled to mature during the next twelve months.

Conversion of Fisher Sand & Gravel Company Payables to Two-Year Note

In July 2010, we reached an agreement with our largest unsecured trade creditor to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the agreement, the creditor, mining contractor Fisher Sand & Gravel Company (“Fisher”), will receive weekly payments on the note with the amounts based on a formula related to the weekly level of copper sales made by our Company.

As a result of our agreement with Fisher, as of December 31, 2010, the current maturities of long-term debt and long-term debt, less current maturities, are $0 and $6,495,428, respectively, and are reflected in the consolidated balance sheet. As of December 31, 2010, the $0 amount within current maturities of long-term debt is based upon the current state of operations wherein the Company has ceased the mining and crushing of new ore. Accordingly, in our Company’s estimate of copper production for the next twelve months, the weekly level of copper sales is such that the payments to Fisher, as determined in accordance with the agreement, will be comprised of interest only. However, this estimate is subject to change based upon changes made to the Company’s mining operations - namely, the resumption of the mining of new ore.

Other Operations

The Johnson Camp property includes decorative and structural stone operations, which produce landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Until January 31, 2009 we leased the landscape and aggregate rock operations to a third party in exchange for sliding scale royalties. Between February 2009 and March 2010, we managed the landscape rock operation; the aggregate rock operation continues to be leased to a third party. Effective April 2010, our Company leased the landscape rock operations to a third party in exchange for royalties. We do not believe that the landscape and aggregate rock operations are now nor will be material to our consolidated financial results of operations in the future.

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

We had net loss of ($21,205,410) and net income of $392,438 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had a working capital deficiency of $(39,929,666). This deficiency includes current liabilities of $22,968,561 representing the current portions of our long-

term debt and derivative contracts, as well as $30,153 and $8,937,038 of long-term derivative liabilities and senior long-term debt, respectively, that were classified as current liabilities due to our Company defaulting on the related agreements.

We have temporarily suspended the mining and crushing of ore at the Johnson Camp Mine, with the result that copper production will slowly decline over time until the resumption of mining and crushing operations.

In July 2010, our Company temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off 43 people, representing approximately half of its workforce at the mine. Our Company continues to produce copper through the leaching of ore already in place on its existing pads and the ongoing operations of its SX-EW plant. The suspension resulted in an immediate reduction of costs and has enabled our Company to maximize operating cash flow from the production of copper. However, we expect that the production level will slowly decline until the resumption of mining and crushing operations.

Our targeted full production rate of 25 million pounds of copper per annum will not be attained until we have transitioned the stacking of ore to the new leach pad, which is not expected to be operational until 90 days after we obtain additional financing.

The targeted full production rate of 25 million pounds of copper per annum will not be attained until we have transitioned the stacking of ore to the new leach pad which is scheduled to be in operation 90 days after we obtain additional financing. We cannot provide any assurance that we will be able to obtain the necessary financing for the new leach pad, ramp up to full production, or have successful mining and processing operations at the Johnson Camp property in the future.

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

Sulfuric acid supply for SX–EW projects in the southwestern U.S. is produced primarily as a smelter byproduct at smelters in the southwest U.S. and in Mexico. We have an agreement in place with a broker of acid to supply us with sulfuric acid through the end of 2011. However, we cannot be assured that the broker will be able to provide us with an adequate supply of sulfuric acid without interruptions and we continue to remain subject to market fluctuations in the price of sulfuric acid.

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

Production water for the Johnson Camp Mine is currently supplied from three wells controlled or located on the Johnson Camp property and from two wells located on private land adjacent to our property. In late October 2009, the failure of a well casing in one of our wells that provides make-up water for our leaching operation resulted in several months of below forecasted pregnant leach solution flow rates through our SX plant, and copper production was adversely affected. By early January 2010, we had placed two new wells into operation which have resulted in significantly improved pregnant leach solution flow rates that now are at the levels necessary to achieve our production targets when fully operational. However, it may be necessary to drill additional wells on our property in order to expand our leaching operation or make additional upgrades to existing wells.

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

The Johnson Camp Mine has limited operating history upon which to base estimates of proven and probable ore reserves and estimates of future cash operating costs. Such estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques performed by third parties, the methodologies and results of which we have assumed - but cannot be assured - are reasonable and accurate. In addition, future operating costs are based in part on our operating experience during 2009 and the first half of 2010, which may not be indicative of future costs. Such information and certain other factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, interruptions in the operation could affect these projected future operating results. Actual cash operating costs and economic returns based upon development of proven and probable ore reserves may differ significantly from those currently estimated. Until reserves are actually mined and processed, the quantity of reserves must be considered only as estimates.

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

We are a party to an amended and restated credit agreement dated as of March 31, 2009 with Nedbank Limited, as the administrative agent and lead arranger, which provided a $25,000,000 secured term loan credit facility used by our Company to finance the reactivation of the Johnson Camp Mine. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including all patented mining claims, fee lands and unpatented mining claims in which we have an interest. The lenders are entitled to realize upon their security interests and seize our assets as we are currently unable to repay or refinance the loans as they become due. In addition, pursuant to the terms of the credit agreement, we are required to meet specified financial tests any time that any loan proceeds remain outstanding under the credit agreement. As of December 31, 2010 we were not in compliance with these restrictive financial covenants.

As disclosed elsewhere in this Annual Report, we are now in default of our obligations under the credit agreement. Accordingly, the full amount of the outstanding principal and accrued and unpaid interest as of December 31, 2010 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. We are also in default under our copper hedge agreement with Nedbank Capital. Our Company’s continuation as a going concern is dependent upon our ability to refinance our obligations under the credit agreement with Nedbank. If Nedbank elects to exercise its rights under the credit and copper hedge agreements, it would result in the acceleration of the full amounts due thereunder and the institution of foreclosure proceedings against the security. Any such actions could force us into bankruptcy or liquidation.

We will require additional financing to resume to full operations at the Johnson Camp Mine, the availability of which cannot be assured.

We estimate that we will incur an additional $18 to $24 million in capital costs during the next year, primarily for the development and construction of new leach pads that are scheduled to be operational in 2011 or early 2012. The estimated start-up date for the new pads is subject to our Company’s ability to complete our current efforts to refinance our Company. Our estimated capital costs and operating expenses may change with additional detailed engineering and more operating experience as our mine plan is implemented. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

Our indebtedness, as well as the current global recession, disruption in financial markets and volatile copper prices, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of December 31, 2010, the outstanding principal amount of our debt was $23,257,826. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. In addition, copper prices have been highly volatile. Over the past two years copper prices have fluctuated in a range between $1.39/lb. to $4.41/lb. On December 31, 2010, the spot price of copper on the LME was $4.41/lb. These conditions have made it difficult for us to obtain, or increased our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

The Johnson Camp property consists of 59 patented lode mining claims, 102 unpatented lode mining claims and 617 acres of fee simple lands. The copper processing facilities and the Copper Chief and Burro bulk mining pits that serve as focal points for our mine plan are located on the patented mining claims or fee simple parcels. However, we may, in the future, mine areas that are on unpatented mining claims. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the United States General Mining Law, including the requirement of a proper physical discovery of a valuable lode mineral within the boundaries of each claim and proper compliance with physical staking requirements. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of United States federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.

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

Our success depends on Wayne Morrison, who is currently our principal executive officer and principal financial officer, and on certain operating personnel at the Johnson Camp Mine. We face intense competition for qualified personnel, and the loss of the services of one or more of such key personnel could have a material adverse effect on our business or operations. Our ability to manage administration, production, exploration and development activities, and hence our success, will depend in large part on the efforts of these individuals. We cannot be certain that we will be able to retain such personnel or attract a high caliber of personnel in the future.

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

The costs of reclamation included in the feasibility study are estimates only and may not represent the actual amounts which will be required to complete all reclamation activity. It is not possible to determine the exact amount that will be required, and the amount that we will be required to spend could be materially different than current estimates. Reclamation bonds or other forms of financial assurance represent only a portion of the total amount of money that will be spent on reclamation over the life of the Johnson Camp Mine operation. Any additional amounts required to be spent on reclamation may have a material adverse effect on our financial condition and results of operations.

Our directors and officers may have conflicts of interest.

Some of our directors serve currently, and have served in the past, as officers and directors for other companies engaged in natural resource exploration and development, and may also serve as directors and/or officers of other companies involved in natural resource exploration and development in the future. We do not believe that any of our directors currently has any conflicts of interest of this nature.

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

We are now subject to the ongoing internal control provisions of Section 404 of the Sarbanes–Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal controls over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including Wayne Morrison, our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision–making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

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

In addition, we have one other shareholder who, according to reports filed by the company under the Securities Exchange Act of 1934, as amended, beneficially owns 7.3% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock held by persons other than the relevant officer, director or 10% shareholder).

As of December 31, 2010, our officer and directors as a group beneficially own approximately 14.0% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

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

In connection with our $12,000,000 private placement of 40 million Units in November, 2009, we received an exemption from certain shareholder approval requirements under the rules of the Toronto Stock Exchange (the “TSX”), on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continue to meet the TSX listing requirements. We were unable to meet the continued listing requirements of the TSX. Therefore, effective as of the close of the market on July 30, 2010, our common stock was delisted from the TSX.

Our common stock has been de-listed from the OTCBB due to quoting inactivity.

On February 23, 2011, our common stock was de-listed from the OTC Bulletin Board (the “OTCBB”), and now trades exclusively on the OTC Pink Market. According to the notice published on the OTCBB website (www.otcbb.com), our common stock is no longer eligible for quotation on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. The stock will remain ineligible for quotation on the OTCBB until the Financial Industry Regulatory Authority, Inc. accepts a Form 211 filed pursuant to SEC Rule 15c2-11 by a market maker who wishes to resume quotations in the stock on the OTCBB. Our Company has no control over this process and there is no assurance that our quotation of our common stock will resume on the OTCBB in the near future or at all.

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

At December 31, 2010, our Company had federal and state net operating loss carry forwards of approximately $75,200,000 and $17,200,000, respectively. We believe that for the purposes of section 382 of the Internal Revenue Code, a change of control occurred on or before November 5, 2009. However, we have not obtained a formal tax opinion to that effect. If any change of control is deemed to have occurred – for example, either during the time preceding the completion of our unregistered special warrant offering in September 2007, immediately following conversion of the special warrants into the underlying shares of common stock and warrants, or immediately following the completion of our unregistered $12 million unit offering in November 2009 – or if a change of control occurs at any time in the future, our Company’s ability to fully utilize its net operating loss carry forwards in computing its taxable income will be limited to an annual maximum of the value of our Company just prior to the change in control multiplied by the long-term tax exempt rate.

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

Our mining, processing, development and mineral exploration activities, if any, are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be applied in such a manner as to limit or curtail our exploration, production or development. Amendments to current laws and regulations governing operations and activities of exploration, development, mining and milling or more stringent implementation of these laws could have a material adverse effect on our business and financial condition and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production (assuming we achieve production) or require abandonment or delays in development of new mining properties.

Certain groups opposed to mining may interfere with our efforts to resume mining operations the Johnson Camp Mine.

In North America there are organizations opposed to mining, particularly to open pit mines such as the Johnson Camp Mine. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is still the possibility that those opposed to the operation of the Johnson Camp Mine will attempt to interfere with our efforts to resume mining operations at the Johnson Camp Mine, whether by legal process, regulatory process or otherwise. Such interference could have an impact on our ability to operate the Johnson Camp Mine in the manner that is most efficient or appropriate or at all and any such impact would have a material adverse effect on our financial condition and results of operations.

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

Our operations at the Johnson Camp Mine involve the use of hazardous materials. Should these materials leak or otherwise be discharged from their containment systems, we may become subject to liability for hazards or cleanup work that are not covered by our insurance.

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

Description and Location

We currently have one development property, the Johnson Camp property, which is located in Cochise County, approximately 65 miles (105 kilometers) east of Tucson, in Cochise County, Arizona, one mile north of the Johnson Road exit off of Interstate Highway 10 between the towns of Benson and Wilcox in all or parts of Sections 22, 23, 24, 25, 26, 27, 35 and 36, Township 15 South, Range 22 West. (See Figure 1: Location Map).

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

Our workforce at the Johnson Camp Mine is approximately 80 employees when fully operational. We utilize contractors under our supervision for mining, drilling, blasting, loading and hauling the mined material. We manage all other activities at the Johnson Camp Mine.

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

Figure 4: Copper Chief Deposit

Historic Copper Production

From 1975 to 1986, Cyprus mined approximately 15,000,000 tons of ore grading approximately 0.6 percent total copper from the Burro pit. In addition, approximately 12,000,000 tons of waste rock was produced. All ore placed on the heaps was ROM, run–of–mine, (that is, not crushed). In total, approximately 107,000,000 pounds of cathode copper were produced by SX–EW methods. After the closure, Cyprus dismantled the SX–EW plant and moved the plant to another mine. Cyprus continued to maintain ownership of the Johnson Camp property until 1989, when it sold its holdings in the district to Arimetco.

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

In 1996, based on metallurgical testing it conducted, Arimetco added a crushing plant to reduce the particle size of ore placed on the heaps in an effort to improve recoveries. The metallurgical test work indicated improved recoveries from crushed ore. Nord Resources believed that the initial results from leaching of crushed ore placed on a new liner system installed by Arimetco were an increase in leach solution copper grade and an improvement in recoveries to the point where they matched the metallurgical test work performed on certain ore at a similar crush size. However, crushed ore represented less than 25 percent of the total ore that Arimetco had under leach. According to the Technical Report these operating results, along with the column leach test results, clearly support the need to crush the ore to obtain reasonable recoveries under heap leach conditions.

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

Reserves

Our Company is currently in the process of revising its estimate of the proven and probable reserves at the Johnson Camp Mine. As our Company has allocated $0 to proven and probable reserves on the consolidated balance sheet as of December 31, 2010 and 2009, a revision, if an when it occurs, is not expected to have a material impact on our Company’s consolidated financial statements. Furthermore, under current market conditions, we do not believe that a revision will trigger an impairment analysis for our Company’s long lived assets. A revision to the estimate of proven and probable reserves, when and if it occurs, will be accounted for on a prospective basis and will impact those items that are amortized via the units of production method; specifically property and equipment and deferred revenue.

Summary of Reserve Estimates

A summary of the Johnson Camp proven and probable reserves as of December 31, 2010 are presented in the table below. Further details on the Johnson Camp property can be found in the Technical Report.

Johnson Camp Mine
Summary of Proven and Probable Reserves

	Tons Of Ore		Copper	Recoverable Copper
Description	(mm)	Grade (% Cu)	(millions of lb.)	(mm lb.)
Proven Reserves	49.6	0 340	337	256
Probable Reserves	16.6	0.327	109	83
Total	66.2	0.336	446	339

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
  No new resource or reserve estimates were performed in the calendar year 2010; therefore, these reserves were calculated by subtracting the material volumes reported as mined in 2010.

Rom Leach Reserves

ROM (Run-of-Mine - not crushed) leach ore included in the proven and probable reserves is generally mineral resource in the measured or indicated classification that must be mined but is uneconomical for the complete crushing agglomerating process. ROM ore is hauled by mine trucks directly to the leach pad for leaching. Copper recovery is less than the fully processed crush and agglomerated ore but provides additional revenue to offset the total mining cost. All Cyprus ore placed on the heaps from 1975 to 1986 was ROM, and Arimetco ore placed ROM on the heaps from 1991 through 1995. All Lower Abrigo ore is mined as ROM. The physical characteristics of the Lower Abrigo are to fragmentize into small particles by blasting and thus additional crushing is unnecessary.

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

These drill results have been incorporated into a new block model for both the Burro and Copper Chief pits and new economic analysis and mine plans completed in 2010 and are the basis for end of year 2010 reserves and pit limits.

We completed 6 holes of a planned 15 drill hole exploration program in the fall of 2010. The drilling tested the continuation of the geology between the Burro and the Copper Chief pits. The results confirmed that the geology in the area between the pits is similar to the geology within the pits. The results of the drill program were complete too late to be included in the new resources model and mine plan.

Mining Operations

Based on the Technical Report, we expect the Johnson Camp Mine to produce approximately 25 million pounds of copper per year, for an anticipated mine life of approximately 13 years.

The current operating plan for the crushed ore is as follows: The ore is crushed to a P-80 of one inch (80% is less than one inch) and sulfuric acid is added to the ore in the agglomerator, where the leaching kinetics begin. The ore is stacked on existing leach pads at a height of 20 feet and a raffinate solution is applied at varying application rates and leached for approximately 150 days. Once the new material has been placed on the large, existing pads and leached for approximately 150 days, a second 20-foot lift is placed on the pads.

Based on our stacking plan, the existing leach pads have sufficient surface area for approximately one more year at which time a new leach pad and pond will have to be constructed. We expect that the new pad, which will be about double the size of two of our existing three pads, could be operational approximately 150 days after we have obtained the financing needed to build it (which cannot be assured at this time), assuming that the permitting that we applied for in the fall of 2010 is also in place by that time. We estimate that we would incur approximately $18 million in capital costs for the development and construction of the new leach pad.

In the interim, we have developed an alternative plan that is under active consideration, which should enable us to move back into mining new ore to increase our copper production and operating cash flow in the short term. This plan would require only about a $6 million investment to place a liner on our existing three pads, which would enable us to productively leach new ore there. This approach does not require any additional permits, but remains contingent on our ability to raise additional financing to cover the cost of the new liner and provide working capital for the approximate 60 day period it would take to complete the work, resume our mining and crushing operations and commence leaching new ore. If we are able to proceed on this basis, we plan to apply at least some of the increased cash flow to financing the construction of the new pad.

The open pit mining process encounters a fair amount of low grade material that does not contain sufficient recoverable copper to justify the crushing and agglomerating costs however it does contain sufficient recoverable copper to help offset mining costs. Early in 2010, the Johnson Camp Mine began sending low grade ore directly to the heap leach dumps without crushing to minus a P-80 of 1 inch. The process for run-of-mine ore is as follows: The ore is hauled with mine haul trucks directly to leach dump and stacked in 20 foot lifts. A raffinate solution is applied at varying application rates and leached. New run-of-mine ore in stacked on top as space is required.

Use of Total Copper Assays

For the reasons discussed below, the previous estimate of ore reserves at the Johnson Camp Mine was based on total copper assays and recoveries rather than soluble copper assays and recoveries.

Total copper values were available for both the Copper Chief and Burro deposits. The database of acid soluble copper values for the Burro deposit reflects two different analytical techniques: (a) a conventional acid soluble method used by Cyprus for 94 of the holes included in the drill hole database; and (b) a more aggressive methodology used by Arimetco for the other 48 drill holes included in the database for the purpose of estimating the ultimate recoveries that may be experienced in the heaps at the Johnson Camp Mine. In summary, total copper assays were the only common denominator for all drill hole assays included in the drill hole database. A reserve estimate based on total copper is an indirect measurement of the amount of copper that is metallurgically available for recovery. Accordingly, there is a risk that reserves model based on total copper values may have over-estimated the amount of recoverable copper. (See “Risk Factors – Risks Related to Our Company”).

Resource Classification

Resource blocks are assigned resource categories using a measurement of the drill spacing throughout the deposits. The drill spacing required for measured, indicated, and inferred resources is based on the, ranges observed in variograms for the different rock formations. Measured resource required 5 samples from a minimum of 3 octants with a search radius of 0-250 ft. indicated resource required two samples from different quadrants with a search radius of 251-375 ft. Inferred resource required one sample within a search radius of 500 feet.

Mine reserves are run on measured and indicated resource classification only. Proven mine reserves are measured resource blocks within an economic mine plan. Probable mine reserves are indicated resource blocks within an economic mine plan.

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

Independent sampling of remaining core to compare with historical assays was attempted, however a large portion of the split core from Cyprus drilling is no longer available and assays for samples that have been archived for over 20 years are not a good comparison with the originally fresh core samples. However, Bikerman Engineering & Technology Associates has concluded that of the limited number of samples collected, individual sample variances occur, but globally the grades do not differ much.

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

In May 2006, the consultant visited our Company’s offices in Tucson, Arizona for the purpose of completing an exhaustive audit of the Copper Chief and Burro Pit deposit electronic database. The consultant verified geologic drill hole logs for the model and verified assay certificates to the electronic database. Bikerman Engineering & Technology Associates considered the results of the verification to be quite positive. For example, the consultant checked and confirmed approximately 40% of the Copper Chief electronic database and found two typographical errors, and he checked approximately 20% of the Burro Pit electronic data base and found one omission.

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

Metallurgical Test Work

Metallurgical testing has been completed in three programs and is ongoing. The first was authorized by Arimetco in May 1995 and was completed at an independent laboratory. The two ore samples that were subjected to testing were collected at the Johnson Camp Mine by Arimetco personnel and consisted of, respectively, approximately 2,000 pounds of run–of–mine schist/shale ore and 8,500 pounds of run–of–mine Diabase ore. Seven column tests were used to evaluate the influence of crush size on copper extraction and each ore was tested at a nominal crush size of three inches and a nominal crush size of one inch. The results of the tests showed that when leached for 60 days, crushing the ore significantly increased the copper extraction for both sizes of crushed ore. The ore was still leaching copper when the test program was stopped at 60 days.

The second test program was authorized by Summo in August 1998 and was completed at another independent laboratory. Summo personnel collected the bulk ore samples from the Burro and Copper Chief pits. The locations of the bulk samples were based on preliminary channel sampling. The rock types chosen for sampling from the Burro pit included Lower Abrigo Formation, Bolsa Quartzite and two types of Diabase ore. Only one bulk sample of oxidized Diabase was obtainable to represent the Copper Chief ore, but a study of polished mineralogical sections prepared from core and/or reverse circulation drill cuttings indicated that the Diabase samples taken from the Burro pit were representative of the Diabase material contained in the Copper Chief deposit.

The third test program was authorized by our Company in August 2010 and was completed at a column leach test facility constructed on the mine site. Leach Inc., an independent contractor, supervised all phases of the column leach tests. Nord personnel collected the bulk ore samples from the Burro and Copper Chief pits. One sample of each of the four major rock formations was taken from each of the two pits. One sample of the Lower Abrigo Formation, Bolsa Quartzite, Diabase and Pioneer Shale were taken from the Burro Pit and the same rock formations were taken from the Copper Chief Pit. The locations of the eight bulk samples were based on preliminary channel sampling. The samples were crushed to P/80 minus one inch agglomerated, and loaded into eight-8 inch test columns 20 ft. in height. After a three day cure, leach solution made up of JCM raffinate to which acid had been added was pumped to each column at the rate of 0.0043 gpm/ft2. PLS from each column was collected daily, analyzed, and both copper recovery and acid consumption calculated. The column tests ran for up to 111 days. The data suggests that the current assay method for determining acid soluble copper significantly underestimated the percentage of the copper which is actually soluble under the operating conditions at the Johnson Camp mine. The Company has decided not to make adjustments at this time to the existing mine but will monitor results and make appropriate adjustments when it restarts the mining of new ore.

Copper mineralogy varies within the deposits. In the Burro pit, approximately 76.5% of the total estimated ore reserve tonnage is located above a depth of 4,560 feet in a zone dominated by the copper oxide minerals chrysocolla and malachite. Some native copper has been observed disseminated throughout this range. In addition to copper oxide mineralization, copper sulfide mineralization is evident below an elevation of 4,600 feet “in a mixed zone”. Sulfide minerals, which typically convert to oxides on exposure to oxygen, are not as amenable to heap leach copper recovery techniques as oxides. The new reserve block model is based only on acid soluble copper assays which indicate copper oxide minerals amenable to leaching.

In the Copper Chief pit, the oxide copper mineralization is similar to that of the Burro pit. The entire Copper Chief pit ore reserve is located above the 4,560 elevation in the zone dominated by the copper oxide minerals chrysocolla and malachite. We do not expect that the recovery of copper from this deposit will be materially affected by sulfide mineralization.

In summary, the new reserve block model is based on acid soluble copper assays and should more accurately predict recoverable pounds of copper from ore placed on the leach pads.

The forecasted recoveries of copper that were reviewed by Bikerman Engineering & Technology Associates in preparing their technical report are based on the column tests and are dependent on the crushing of the ore to a nominal size of one inch. The Arimetco test program indicated the importance of this parameter. Cyprus operated the Johnson Camp Mine for a run–of–mine operation whereby non–crushed ore was placed on the leach pads. Arimetco also ran the Johnson Camp Mine as a run–of–mine operation until late 1995 at which time it began crushing the ore to approximately 3 inches. Our current copper recovery estimates provide for extracting 100 percent of the acid soluble copper content of the ore mined, with crushing to a nominal size of one inch.

According to Cyprus’ records, it achieved copper extraction of up to 80 percent of the acid soluble copper from uncrushed, run–of–mine material. However, the Arimetco operation, which leached new run–of–mine ore, old Cyprus run–of–mine ore, and 4,300,000 tons of ore reported to have been crushed to a nominal size of three inches, achieved copper recovery (from 1991 through 1998) of 43 percent of total copper. Arimetco records do not distinguish between copper extracted from old Cyprus material, new run–of–mine ore, and new crushed ore.

In preparing its technical report, Bikerman Engineering & Technology Associates reviewed the metallurgical test work and concurred with the metallurgical recovery estimates. As indicated above, however, the increase in projected copper recovery rates over the historic copper recovery rates is premised on ensuring that the ore is crushed to a nominal size of one inch prior to being placed on the leach pads. This is consistent with Arimetco initial results from leaching of crushed ore placed on a new liner system – namely, an increase in leach solution copper grade and an improvement in recoveries to the point where they matched the metallurgical test work performed on certain ore at a similar crush size.

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

Royalty Obligations

Arimetco

Copper metal produced from the Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1,000,000. During 2010 and 2009, the Company accrued royalty expense of $181,630 and $164,849, respectively, and made payments thereon of $85,500 and $130,405, respectively. As of December 31, 2010, the Company has incurred and paid a total of $404,511 and $251,980, respectively, under this commitment. Accordingly, total amount accrued under this obligation as of December 31, 2010 is $152,531 and is included within accounts payable on the consolidated balance sheet.

Royal Gold

During March 2009, the Company sold a 2.5% royalty on the mineral production sold from the existing mineral rights at Johnson Camp to International Royalty Corporation, acting through its subsidiary, IRC Nevada Inc. (currently Royal Gold), for net proceeds of approximately $4,950,000. This amount was recorded on the consolidated balance sheet as deferred revenue and is being amortized to revenue over the life of the mine based on a “units of production method” basis. During 2010 and 2009, the Company recognized $119,696 and $99,316 in related royalty income, accrued $760,359 and $489,150 in royalty expense and made payments thereon of $148,000 and $105,824, respectively. Accordingly, the total amount accrued under this obligation as of December 31, 2010 and 2009 is $995,686 and $383,226 and is included within accounts payable on the consolidated balance sheets.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2010, included in accrued interest on the consolidated balance sheet is $73,528 related thereto.

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

In October 2010, the Arizona Department of Environmental Quality (ADEQ) issued an Aquifer Protection Permit (APP) for the Johnson Camp Mine property. As a result, Nord has received an APP which is effective (barring unexpected events) for the life of the facility including closure and post-closure periods.

In addition, the ADEQ issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the APP Program and indicating that certain violations constituted non–compliance with the Compliance Order APP–1 14–02. We timely responded to the Notice of Violation by submittal dated August 7, 2008, indicating that no such violations occurred. In addition, we performed certain remedial type actions with respect to various areas referenced in the ADEQ’s Notice of Violation. The ADEQ responded, indicating that it was not completely satisfied with our Company’s position and response. The parties conferred and we submitted additional information dated January 15, 2009 in accordance with the parties’ discussions. On March 26, 2009 ADEQ issued a letter to the Company indicating that the documenting compliance requirements of the Notice of Violation had been met.

In November 2010, Nord and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notice of Violations for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. The cost of these improvements is estimated to be approximately $400,000 and completed by June of 2011. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters has been finalized and agreed to by the parties, and should be formally entered into within the next 60 days.

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

Our closure plan includes measures to be taken to prevent discharges of pollutants from the facility after operations cease, the methods that we will use to secure the facility, and any other measures needed to protect groundwater resources, including post–closure monitoring and maintenance as needed. Mine closure costs from existing and future impacts of the contemplated operations have been estimated to total approximately $13,000,000, based on 2010 dollars The Company projects that these costs to be predominately incurred in 2023 and 2024, at the end of the Johnson Camp Mine’s estimated useful life.

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

Permit	Status

Air Quality Permit	In August 2008, an air quality permit was issued from the ADEQ which permitted construction and further mining and crushing operations at the Johnson Camp Mine.

Hazardous Material Transport and Storage	None Required. Material Safety Data Sheets are maintained on property.

Explosives Storage and Use	Mining Contractor is responsible for use and storage of explosives and is permitted accordingly.

Weights and Measures	Site is licensed by the Arizona Department of Weights and Measures for the weighing of cathode copper for shipment and sale.

Aquifer Protection Permit (APP)	In October 2010, an APP was issued from ADEQ.

Storm Water National Pollutant Discharge Elimination System	Permit number AZR05B377 issued on March 7, 2001. A Storm Water Pollution Prevention Plan has been fully developed and was revised and updated in December 2008.

Water Supply

4 existing wells are permitted: Moore Mine (#36–66376), Republic Mine (#36–66377), Black Prince Mine (#36–66378) and Section 19 Well (#36–66379). Nord is currently working with its engineering consultant and ADEQ for approval of an on–site drinking water system.

Reclamation and Mine Closure Plan	A Revised and Updated Reclamation and Mine Closure Plan with adequate financial assurances was submitted to the Arizona State Mine Inspectors Office in March 2011. The Plan is under review.

Landscape and Aggregate Rock Operation

The Johnson Camp property includes decorative and structural stone operations, which produce landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Until January 31, 2009, we leased the landscape rock operation to JC Rock, LLC and the aggregate rock operation to Texas Canyon Rock & Sand Inc. in exchange for sliding scale royalties. Between February 2009 and March 2010, we managed the landscape rock operation although the landscape rock is processed by a third party; the aggregate rock operation continues to be leased to Texas Canyon Rock & Sand. Effectively April 2010, we leased the landscape rock operation to Texas Canyon Rock & Sand in exchange for royalty payments based on tons sold.

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

ITEM 3.          LEGAL PROCEEDINGS

Other than as set forth below, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. Except for as discussed below, the outcome of open unresolved legal proceedings is presently indeterminable. Therefore, any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact our financial position, results of operations or cash flows.

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in prior annual reports on Form 10–KSB, the ADEQ issued a Compliance Order on September 7, 2002, requiring our Company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, we entered into a stipulated judgment with the ADEQ which assessed civil penalties against us in the amount of $4,325,000. The stipulated judgment could only be entered should a default notice issued pursuant to the Compliance Order not be cured within 60 days after notice was received. The Compliance Order further provided that any future violations of Arizona’s aquifer protection laws would subject us to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment. See the discussion in Item 2, under the heading “Properties - United States Mining and Environmental Laws: U.S. Federal and State Environmental Law,” for additional information regarding the Compliance Order.

On August 15, 2007, the ADEQ declared that all components necessary for our Company’s Aquifer Protection Permit (“APP”) application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process.

The ADEQ issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the APP Program and indicating that certain violations constituted non–compliance with the Compliance Order. We timely responded to the Notice of Violation by submittal dated August 7, 2008, indicating that no such violations occurred. In addition, we performed certain remedial type actions with respect to various areas referenced in the ADEQ’s Notice of Violation. The ADEQ responded, indicating that it was not completely satisfied with our Company’s position and response. The parties conferred and we submitted additional information dated January 15, 2009 in accordance with the parties’ discussions. On March 26, 2009 ADEQ issued a letter to our Company indicating that we had met the documenting compliance requirements of the Notice of Violation.

In November 2010, our Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements are expected to be completed by June of 2011 at an estimated cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters has been finalized and agreed to by the parties, and should be formally entered into within the next 60 days.

Patent Infringement Lawsuit

In January 2009, a lawsuit was filed by Corrosion IP Corp. and CTI Southwest, LLC against our Company alleging that certain containers for corrosive materials purchased by us from Novenco Consultants Limited infringe on three patents held by the plaintiffs, and further alleging that we had infringed on a copyrighted drawing owned by the plaintiffs. We filed an answer denying all liability and also filed a Third Party Complaint against Novenco. Prior to the purchase of the containers from Novenco, Novenco assured us that the containers did not infringe on any patents held by others and provided our Company with an indemnification agreement whereby Novenco agreed to indemnify us from any damages that might arise from a claim of patent infringement.

In June 2010, we reached a settlement of all claims with Novenco and CTI. Under the settlement agreement, our Company is obligated to pay CTI a total of $25,000, $3,125 upon the execution of the agreement and $3,125 per month for the subsequent seven months. As of December 31, 2010, our Company owes CTI $3,125.

Complaint by Former Employee

Our Company received notice of complaints filed with the U.S. Department of Labor and the Office of the Attorney General of the State of Arizona alleging discriminatory employment practices by our Company against a former employee in violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A and the Arizona Civil Rights. The Company denies all material allegations set forth in the complaints and has engaged legal counsel to respond to the Complaints and represent the Company with respect to the investigations.

In January 2011, we received notification that the Office of the Attorney General of the State of Arizona has dismissed the Charge of Discrimination finding that there was no evidence to establish a violation of the Arizona civil rights statute and that further investigation is not likely to produce any such evidence.

The complaint filed with the U.S. Department of Labor remains outstanding. Our Company intends to vigorously defend itself and does not believe that it will be held liable for these claims. We also believe that if the former employee is successful, the resulting award of damages (net of insurance reimbursement) against our Company, if any, will not be material to the financial condition of our Company.

ITEM 4.           (Removed and Reserved)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded on the New York Stock Exchange from September 1985 until November 18, 1999. Thereafter, it was traded on the Over–The–Counter Bulletin Board until May 31, 2001 and Pink OTC Markets Inc. (formerly, Pink Sheets, LLC) until March 4, 2008. Our common stock commenced trading on the Toronto Stock Exchange (TSX), in Canadian dollars, under the symbol “NRD” on January 21, 2008, and on the OTC Bulletin Board under the symbol “NRDS” on March 5, 2008.

Our common stock was delisted from the TSX with effect from the close of market on July 30, 2010 due to our Company’s inability to meet the continued listing requirements of the TSX.

On February 23, 2011, our common stock was de-listed from the OTC Bulletin Board (the “OTCBB”), and now trades exclusively on the OTC Pink Market. According to the notice published on the OTCBB website (www.otcbb.com), our common stock is no longer eligible for quotation on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. The stock will remain ineligible for quotation on the OTCBB until the Financial Industry Regulatory Authority, Inc. accepts a Form 211 filed pursuant to SEC Rule 15c2-11 by a market maker who wishes to resume quotations in the stock on the OTCBB.

The following table sets forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the Pink Sheets LLC (now the Pink OTC Markets Inc.), the TSX until its suspension from trading and the OTC Bulletin Board. The prices relating to the OTC markets reflect inter–dealer prices, without retail mark–up, markdown or commission and may not represent actual transactions.

OTC Bulletin Board

	2010	2009
1st Quarter	$0.27 – 0.53	$0.15 – 0.32
2nd Quarter	0.09 – 0.39	0.29 – 0.64
3rd Quarter	0.04 – 0.13	0.32 – 0.48
4th Quarter	0.06 – 0.16	0.36 – 0.56

Toronto Stock Exchange

	2010	2009
1st Quarter	CDN$0.30 – 0.51	CDN$0.18 – 0.30
2nd Quarter	0.12 – 0.33	0.35 – 0.68
3rd Quarter(1)	0.09 – 0.11	0.41 – 0.49
4th Quarter	N/A	0.42 – 0.59

1) Effective as of the close of market on July 30, 2010, our common stock was delisted from the TSX

Holders

The number of record holders of our common stock, $0.01 par value, as of March 15, 2011 was 1,957.

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

A total of 11,000,000 shares of common stock have been reserved for issuance under all awards that may be granted under the Amended and Restated 2006 Stock Incentive Plan. “Eligible Participants” who are entitled to participate in the Amended and Restated 2006 Stock Incentive Plan consist of employees, directors and consultants of (a) our Company or (b) any of the following entities: (i) any “parent corporation” as defined in section 424(e) of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) any “subsidiary corporation” as defined in section 424(f) of the Code; or (iii) any business, corporation, partnership, limited liability company or other entity in which our Company, a parent corporation or a subsidiary corporation holds a substantial ownership interest, directly or indirectly.

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

Under the Amended and Restated 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options under section 422 of the Code and the related regulations, or as non–incentive stock options under section 83 of the Code. As of December 31, 2010, we have granted a total of 6,965,000 non–qualified stock options, 1,934,490 DSUs and 200,000 incentive stock options under the Amended and Restated 2006 Stock Incentive Plan. In addition, 2,566,663 previously issued non–qualified stock options have been cancelled.

We have also granted non–qualified stock options under individual compensation arrangements, which have been authorized by our board of directors. Such options have been granted outside of, and are therefore not subject to, the Amended and Restated 2006 Stock Incentive Plan.

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2010.

The following table provides a summary of the number of stock options and deferred stock units under equity compensation plans outstanding as at December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,012,827 (1)	0.44(3)	4,987,173
Equity compensation plans not approved by security holders	781,674	0.57	N/A
Total(2)	6,794,501(1)	0.47	4,987,173

Notes:

(1)

Includes 3,770,000 shares of common stock reserved for issuance in connection with stock options granted under the 2006 Stock Incentive Plan, and 1,414,900 shares of common stock reserved for issuance in connection with deferred stock units granted to our Company’s non–executive directors under the 2006 Stock Incentive Plan and 519,591 common shares issued pursuant to the conversion of deferred stock units. A total of 187,501 deferred stock units were not issued until January, 2011, but are included in this table as they were issued to our non–executive directors in respect of services rendered during the quarter ended December 31, 2010.

(2)

Includes certain options granted to executive officers pursuant to employment agreements described in more detail under the caption “Employment Contracts and Termination of Employment and Change–In–Control Arrangements.”

(3)	The deferred stock units are disregarded for purposes of calculating the weighted average exercise price of outstanding options.

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act of 1933, as amended, during our fiscal year ended December 31, 2010 on the following quarterly reports on Form 10–Q, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Annual Report on Form 10–K for the year ended December 31, 2009	March 31, 2010
Quarterly Report on Form 10–Q for the quarterly period ended March 31, 2010	May 17, 2010
Quarterly Report on Form 10–Q for the quarterly period ended June 30, 20010	August 13, 2010
Quarterly Report on Form 10–Q for the quarterly period ended September 30, 2010	November 12, 2010

During the year ended December 31, 2010, we issued the following securities without registration under the Securities Act of 1933, as amended, which have not been reported on the Annual Report on Form 10–K and the Quarterly Reports on Form 10–Q described above:

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors has exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2010. Our non–executive directors earned the following additional deferred stock units during the year ended December 31, 2010: John Cook, the Chairman of the Compensation Committee, earned 280,357 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, earned 345,055 deferred stock units; Stephen Seymour, the Chairman of our Corporate Governance and Nominating Committee earned 280,357 deferred stock units; and T. Sean Harvey who elected not to stand for reelection at the Company’s Annual General Meeting held in June 2010 earned 81,731 deferred stock units. We issued these securities to the directors, each of whom is an accredited investor, relying on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Subsequent to the year ended December 31, 2010, on January 5, 2011, we issued 82,418 fully-paid and non-assessable shares of common stock to Ronald Hirsch in payment and satisfaction of certain outstanding compensation owed to him in his capacity as the Chairman of our Board of Directors, . The shares were issued at a deemed issue price of $0.14 per share (the total deemed issue price being $11,538), relying on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2010.

ITEM 6.           SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2010 and 2009 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2010 and 2009, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward–looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Overview of Our Business

We are a copper mining company and our principal asset is the Johnson Camp property located in Dragoon, Arizona. The Johnson Camp property includes the Johnson Camp Mine, an integrated open pit copper mine and a production facility that uses the solvent extraction, electrowinning (SX–EW) process.

The Johnson Camp Mine includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits. As described in more detail below, we commenced production of copper from new ore in February 2009 and achieved commercial copper cathode production from newly-mined ore on April 1, 2009. In July 2010, we announced that in order to reduce costs, maximize cash flow, and improve our operating efficiencies, we had temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off 43 people, representing approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant.

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

In February 2008, we entered into a long-term cathode sales agreement with Red Kite Master Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing is based on the COMEX price for high–grade copper on the date of sale.

In August 2008, we received the Air Quality permit necessary to enable us to complete the construction related to the reactivation of the Johnson Camp Mine.

We commenced mining of new ore upon completion of the reactivation work in January 2009, and we commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We achieved commercial copper cathode production from newly-mined ore on April 1, 2009 and entered the production stage.

Although we have temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine, we continue to produce copper through the leaching of ore already in place on the existing pads and processing the solution through the SX-EW plant. The suspension resulted in an immediate reduction of costs and enabled our Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the existing pads and the operation of our SX-EW plant. The suspension provides our Company with the opportunity to further evaluate its geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model are expected to provide us with the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore.

Financing Activities

In June 2008, we entered into an Amended and Restated Credit Agreement with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. All of the funds available under such facility have been used by us to finance the construction, start–up and operation of mining and metal operations at the Johnson Camp Mine. As of December 31, 2010, this facility was fully drawn and the outstanding balance of the credit facility was $23,257,826.

In March 2009, we sold a 2.5% royalty on the mineral production sold from the existing mineral rights at the Johnson Camp Mine for net proceeds of approximately $4,950,000.

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

Default Under Secured Credit Agreement with Nedbank

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. While we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the payments of principal in the amounts of $1,790,099 that were due on March 31, June 30, September 30, and December 31 2010, respectively, and the related interest payments of $362,852, $567,982, $583,580 and $590,256 that were due on those dates. We do not have a forbearance agreement with Nedbank and Nedbank has the full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest has been increased by 3.00% to LIBOR plus 9.06% .

Given our default under the credit agreement, the full amount of the outstanding principal of $23,257,826 must now be included in our Company’s current liabilities. Accordingly, we have reclassified $8,937,038 of senior long-term debt to current liabilities within our consolidated balance sheet as of December 31, 2010.

Default Under Copper Derivatives Agreements with Nedbank Capital

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through December 31, 2010 in the aggregate amount of $7,660,508 due under the copper derivatives agreements between the parties. However, 100% of the related copper derivatives mature during the year ending December 31, 2011 and are therefore already classified as current liabilities. Derivative contracts with a fair market value of ($8,677,926), which includes the long-term portion of the Company’s interest rate swap with

Nedbank of $(30,153) that was accelerated into current liabilities due to the Company’s default, are scheduled to mature during the next twelve months.

Conversion of Fisher Sand & Gravel Company Payables to Two-Year Note

In July 2010, we reached an agreement with our largest unsecured trade creditor to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the agreement, the creditor, mining contractor Fisher Sand & Gravel Company (“Fisher”), will receive weekly payments on the note with the amounts based on a formula related to the weekly level of copper sales made by our Company.

As a result of our agreement with Fisher, as of December 31, 2010, the current maturities of long-term debt and long-term debt, less current maturities, are $0 and $6,495,428, respectively, and are reflected in the consolidated balance sheet. As of December 31, 2010, the $0 amount within current maturities of long-term debt is based upon the current state of operations wherein the Company has ceased the mining and crushing of new ore. Accordingly, in our Company’s estimate of copper production for the next twelve months, the weekly level of copper sales is such that the payments to Fisher, as determined in accordance with the agreement, will be comprised of interest only. However, this estimate is subject to change based upon changes made to the Company’s mining operations - namely, the resumption of the mining of new ore.

Financial Advisory and Consulting Services Agreement with FTI Consulting Inc.

In June 2010, the Company engaged FTI Consulting, Inc. (“FTI”), to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company has agreed to pay FTI a success fee ranging between from 0.75% to 3.5% of the capital raised for the Company during the twelve month period ending May 31, 2011. As of December 31, 2010, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher Industries.

Delisting From TSX and OTCBB

In connection with the private placement of the Units, in November 2009, we received an exemption from these shareholder approval requirements, on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continued to meet the TSX listing requirements. We were unable to meet the TSX’s continued listing requirements and, effective as of the close of the market on July 30, 2010, our Company’s common stock was delisted from the TSX.

On February 23, 2011, our common stock was de-listed from the OTC Bulletin Board (the “OTCBB”), and now trades exclusively on the OTC Pink Market. According to the notice published on the OTCBB website (www.otcbb.com), our common stock is no longer eligible for quotation on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. The stock will remain ineligible for quotation on the OTCBB until the Financial Industry Regulatory Authority, Inc. accepts a Form 211 filed pursuant to SEC Rule 15c2-11 by a market maker who wishes to resume quotations in the stock on the OTCBB.

Other Operations

The Johnson Camp property includes decorative and structural stone operations, which produce landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Until January 31, 2009 we leased the landscape and aggregate rock operations to a third party in exchange for sliding scale royalties. Between February 2009 and March 2010, we managed the landscape rock operation; the aggregate rock operation continues to be leased to a third party. Effective April 1, 2010, the Company leased the landscape rock operations to a third party in exchange for royalties. We do not believe that the landscape and aggregate rock operations are now nor will be material to our consolidated financial results of operations in the future.

Our Plan of Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current operational plan includes resumption of mining and crushing activities at the Mine with the view to realizing our estimated full production rate of 25 million pounds of copper cathode per annum. However, our operational plan is subject to availability of sufficient financing to cover the estimated $18 to $24 million in capital costs that we expect we would have to incur during the next year, primarily for the development and construction of new leach pads.

Since reactivating the Johnson Camp Mine and commencing commercial production from newly mined ore in April 2009, we made considerable progress both in our mining and processing operations. However, we have also encountered a number of challenges that have caused us to miss our targets with respect to copper output, earnings, and cash flow. Some of the challenges that we incurred are not unusual for a start-up or reactivation of a mining operation, but some were unexpected, such as the failure of a well casing in a primary water supply well in late October 2009 which contributed to several months of lower-than-forecasted flow rates of pregnant leach solution through our SX plant. This, together with unusually dry weather in the last quarter of 2009, resulted in lower-than-expected copper production.

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

Due to continued copper recovery issues with the existing leach pads combined with a reduction in the amount of mining activity stemming from inadequate capital, we were unable to become cash flow positive in the second quarter as anticipated. As a result, on July 2, 2010, we temporarily suspended the mining and crushing of new ore to increase cash flow with the goal of building a new leach pad. All other operations, including leaching, SX-EW and copper production, are continuing.

Effective December 31, 2010, based upon the historical results of the Johnson Camp Mine, with specific focus on the recovery rates of copper mined from January 1, 2009 – June 30, 2010, we revised our metallurgical recovery rate from 76.5% to 60%. Accordingly, based upon this estimate change, we took a one-time non-cash charge to cost applicable to copper sales for $8,551,783 due to the reduction of an estimated 7,260,159 pounds of recoverable copper in the current leach heaps.

Although we are now in default under our credit agreement with Nedbank and our copper hedge agreement with Nedbank Capital, we intend to continue with our operations in the ordinary course, as we aggressively pursue certain opportunities that we have generated to refinance and/or recapitalize our Company.

We are continuing to target a production rate of 25 million pounds of copper per year. However, we now believe that we cannot achieve this until we have completed and put into full operation our planned new leaching pad. We expect that the new pad, which will be about double the size of two of our existing three pads, could be operational approximately 150 days after we have obtained the financing needed to build it (which cannot be assured at this time), assuming that the permitting that we applied for in the fall of 2010 is also in place by that time. We estimate that we would incur approximately $18 million in capital costs for the development and construction of the new leach pad.

In the interim, we have developed an alternative plan that is under active consideration, which should enable us to move back into mining new ore to increase our copper production and operating cash flow in the short term. This plan would require only about a $6 million investment to place a liner on our existing three pads, which would enable us to productively leach new ore there. This approach does not require any additional permits, but remains contingent on our ability to raise additional financing to cover the cost of the new liner and provide working capital for the approximate 60 day period it would take to complete the work, resume our mining and crushing operations and commence leaching new ore. If we are able to proceed on this basis, we plan to apply at least some of the increased cash flow to financing the construction of the new pad.

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

We estimate we will incur an additional $18 million in capital costs during the next year, primarily for the development and construction of a new leach pad as described above. If we decide, in the interim, to place a liner on top of the three existing pads, we estimate that we will incur an additional $6 million in capital costs for the new liner. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. In addition, the Company must raise a portion of this capital from external sources and we cannot be assured that we will be successful in our endeavors.

Liquidity and Financial Resources

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations, all of which is uncertain. If management cannot refinance its obligations or achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. Our consolidated financial statements contain additional note disclosures to this effect, and the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Working Capital

The following table sets forth our cash and working capital as of December 31, 2010 and 2009:

	As of		As of
	December 31,		December 31,
	2010		2009

Cash reserves	$1,120,023	(1)	$1,298,138	(1)

Working capital surplus (deficiency)	$(39,929,666	) (2)	$(7,652,818	) (3)

Notes:

(1)	Excludes $686,476 being held in conjunction with two letters of credit.
(2)

Includes $14,320,788 in current portion of senior long-term debt, $7,660,508 in copper derivatives settlement payable, $8,677,926 in current maturities of derivative contracts and $8,937,038 in senior long-term debt accelerated due to default.

(3)	Includes $7,176,202 in current portion of long-term debt and capital lease obligations and $7,967,695 in current maturities of derivative contracts.

Special Warrant Financing

We completed an offering of 30,666,700 special warrants on June 5, 2007. The special warrants were offered and sold at a price of $0.75 per special warrant, for aggregate gross proceeds of $23,000,025. Our net proceeds after payment of the costs of the offering, including agents’ commissions, were $21,334,368.

Credit Agreement with Nedbank Limited, as Lead Arranger

We entered into a Credit Agreement dated as of June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. The Credit Agreement was amended and restated as of June 30, 2008, and provided for a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our Company, with the aggregate amount of all term loans being $25 million. As of December 31, 2010, all of the $25,000,000 had been drawn down on the loan. The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company from incurring certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants, as defined in the amended and restated credit agreement. Proceeds from the loan have been used to fund the purchase and installation of equipment associated with the reactivation of the Johnson Camp Mine.

In March 2009, we agreed to further amend and restate our $25 million credit agreement with Nedbank. Although payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013, the payments scheduled to be paid on March 31 and June 30, 2009 (the “Deferred Payments”) have been deferred until December 31, 2012 and March 31, 2013, respectively. The loan, in a non-default status, bears interest at an annual rate equal to LIBOR for the interest period in effect plus a margin of 6.06% . The margin will be reduced by 1.75% if we prepay the deferred payments, and will be reduced by an additional 0.5% upon meeting the requirements under the completion test of the Johnson Camp Mine, as defined in the amended and restated credit agreement. However, the preceding terms are based upon the Company being in good standing with Nedbank and not in default with the terms of the credit agreement, as amended and restated.

The Company was unable to make the payments of principal in the amounts of $1,790,099 that were due on March 31, June 30, September 30, and December 31 2010, respectively and interest payments of $362,852, $567,982, $583,580 and $590,256 that were due on March 31, June 30, September 30 and December 31, 2010, respectively, to Nedbank under the terms of the amended and restated credit agreement dated March 31, 2009. The Company is now in default of its obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 must now be included in the Company’s current liabilities. Accordingly, the Company has reclassified $8,937,038 of long-term debt to current liabilities within its consolidated balance sheet as of December 31, 2010. Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the March 31, June 30,

September 30 and December 31, 2010 principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06% .

In accordance with the credit agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the credit agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and credit agreement. Furthermore, under the credit agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and March 6, 2011 under the terms of its Copper Hedge Agreement. As of December 31, 2010, the total amount due to Nedbank as a result of these missed payments is $7,660,508 and is included in copper derivatives settlement payable on the consolidated balance sheet.

Sale of a Royalty

In March 2009, our Company sold to Royal Gold, formerly International Royalty Corporation, acting through its subsidiary IRC Nevada Inc., a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds from the sale were $4,950,000. The royalty is payable in cash on a quarterly basis. During 2010 and 2009, the Company accrued royalty expense of $760,359 and $489,150 and made payments of $148,000 and $105,824, respectively. Accordingly, the total amount accrued under this obligation as of December 31, 2010 and 2009 is $995,686 and $383,226, respectively, and is included within accounts payable on the consolidated balance sheets.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2010, included in accrued interest on the consolidated balance sheet is $73,528 related thereto.

Private Placement

In November 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total gross proceeds of $12,000,000. In connection with the offering, which was effected in an offshore transaction pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, we paid the placement agent a commission equal to $600,000, or 5% of the gross proceeds of the offering. Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. The proceeds of the offering were used to make debt service payments under Nedbank credit facility, to purchase approximately $500,000 in additional equipment, to reduce accounts payable, and for general working capital purposes. As of December 31, 2010, none of the warrants issued in conjunction with this offering had been exercised.

Results of Operations – Years Ended December 31, 2010 and 2009

The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2010 and 2009.

Consolidated Income (Loss) From Operations

	Year Ended December 31
	2010	2009
Net sales	$28,647,819	$19,909,753

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	17,977,538	14,506,182
Costs applicable to sales – charge for change in estimated recovery rate	8,551,783	–
General and administrative expenses	2,231,434	2,830,264
Depreciation, depletion and amortization	1,709,473	1,431,040
Income (loss) from operations	$(1,822,409)	$1,142,267

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

We recorded revenues of $28,647,819 (including losses of ($1,886,237) from the settlement of copper hedges and $119,696 in amortization of deferred revenue) from the sale of 9,081,475 pounds of copper cathode for the year ended December 31, 2010. Revenues during year ended December 31, 2010, do not include the impact of the settlement of copper derivatives that occurred from April 1, 2010 through December 31, 2010 due to the de-designation of the related cash flows hedges as a result of the Company’s inability to make the requisite cash payments upon settlement. Accordingly, realized losses in the amount of ($7,346,671) were excluded from net copper sales and included in other income (expenses) for the year ended December 31, 2010. The average realized price of copper sold during the year ended December 31, 2010 was $3.15 per pound. The average realized price of copper sold during the year ended December 31, 2010 would have been $2.35 per pound if the copper derivatives would have remained classified as cash flow hedges.

We recorded revenues of $19,909,753 (including losses of ($643,287) from the settlement of copper hedges and $99,316 in amortization of deferred revenue) from the sale of 8,091,205 pounds of copper cathode for the year ended December 31, 2009. Additionally, during 2009, revenues earned from the sale of 280,728 pounds of copper cathode produced during the testing and development stage of the mine in the amount of $742,237 (including gains of $281,897 from the settlement of copper hedges) were excluded from revenues and credited to mine development costs. The average realized price of copper sold during the year ended December 31, 2009 was $2.46. The average realized price of copper sold during the year ended December 31, 2009 would have been $2.43 per pound if the net revenues during the testing and development stage were credited to revenues.

Costs Applicable to Sales

Costs applicable to sales represents the costs incurred in converting the ore present in existing leach pads into salable copper cathode. The conversion process includes leaching of stockpiles, solvent extraction and electrowinning. Costs include labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore. The cost applicable to sales excludes depreciation, depletion and amortization, and the write-down of inventory to net realizable value.

During 2010, we incurred $26,529,321 of costs applicable to sales from the sale of copper (including $7,354,596 in abnormal production costs due to the under-utilization of plant capacity and a one-time non-cash $8,551,783 charge resulting from a change metallurgical recovery estimate on copper currently stacked on existing leach pads from 76.5% to 60%). The average cost per pound of copper sold during the year ended December 31, 2010 was $2.92 per pound. The average cost per pound of copper sold excluding abnormal production costs and the one-time charge related to the change in metallurgical recovery estimate was $1.17 per pound. The increase in the normalized average cost per pound relative to that in the prior year is primarily due to an increase in cost of mining and crushing throughout the first half of 2010. The increase in abnormal production costs is primarily related to the temporary suspension of mining and crushing of new ore in July 2010, and the resulting furlough of approximately 50% of the workforce at the Johnson Camp Mine. The change in the metallurgical recovery estimate resulted in an estimated decrease of 7,260,159 pounds of recoverable copper in the existing leach pads.

During 2009, we incurred $14,506,182 of costs applicable to sales from the sale of copper (including $5,899,057 in abnormal production costs due to the underutilization of plant capacity). Direct costs incurred in the development and testing phase of the ramp up in the amount of $1,651,317 (net of pre-commercial revenue of $742,237) were capitalized and are being amortized using the units of production method over the estimated copper reserve base of the Johnson Camp mine. The average cost per pound of copper sold during the year ended December 31, 2009 was $1.79 per pound. The average cost per pound of copper sold excluding abnormal production costs during year ended December 31, 2009 was $1.06.

General and Administrative Expenses

Our general and administrative expenses decreased to $2,231,434 during 2010 as compared to $2,830,264 in 2009. The decrease in general and administrative expenses is primarily due to $427,855 decrease in employee and director compensation primarily due to the $292,351 reversal of the amounts formerly payable under the 2007 Performance Incentive Plan and a $49,596 decrease in stock based compensation, and a $182,908 decrease in legal and accounting fees.

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

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization expenses (“DD&A”) increased by $278,433 in 2010, as compared to 2009. The increase was primarily due to an increase in tons mined and copper produced in the current period as compared to the same period in the prior year when the Company was in the ramp up phase of mining new ore.

Our depreciation, depletion and amortization expenses (“DD&A”) increased by $1,179,553 in 2009, as compared to 2008. The increase was primarily due to the transferring of approximately $41,300,000 in mining equipment from construction in progress to property and equipment during 2009 and the DD&A of these assets during the year.

Other Income (Expense)

The following table sets forth our other income (expense) during the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31
	2010	2009
Other income (expense)
Interest expense	$(3,271,690)	$(2,142,005)
Unrealized loss on de-designation of cash flow hedges	(13,712,395)	–
Unrealized gain on derivatives classified as trading securities	5,034,468	–
Realized gain (loss) on derivatives classified as trading securities	(7,346,671)	1,366,908
Miscellaneous income (expense)	(86,713)	25,268
Total other income (expense)	$(19,383,001)	$(749,829)

The decrease in other income (expense) of ($18,633,172) for the year ended December 31, 2010 in comparison to the same period in the prior year was primarily due to the de-designation of copper hedges and interest rates swaps from cash flow hedges to trading securities of ($13,712,395); the unrealized gains on copper derivatives classified as trading securities $5,034,468; the realized losses of ($7,346,671) on derivatives classified as trading securities in comparison to realized gains of $1,366,908 on derivatives classified as trading securities for the year ended December 31, 2009 and the $1,129,685 increase in interest expense resulting from the inclusion of interest for the year ended December 31, 2010 versus only three quarters in 2009 and a 3% increase in the interest rate spread above LIBOR due to the Company default status on the facility. Interest incurred during the first quarter of 2009 was capitalized as part of the Company’s property and equipment during the development and testing phase of the mine.

Net Loss

The following table reflects our net loss for the years ended December 31, 2010 and 2009, after taking into account the amounts recognized as other income or expenses.

	Year Ended December 31
	2010	2009
Income (loss) from operations	$(1,822,409)	$1,142,267
Other income (expense)	(19,383,001)	(749,829)
Provision for income taxes	–	–
Net income (loss)	$(21,205,410)	$392,438

We recorded a net loss of $21,205,410 for the year ended December 31, 2010 as compared to a net income of $392,438 for the year ended December 31, 2009. The decrease in net income between these periods is primarily related to:

A decrease in other income (expense) of ($18,633,172) primarily resulting from the de-designation of copper hedges and interest rate swaps from cash flow hedges to trading securities ($13,712,395); the unrealized gains on copper derivatives classified as trading securities of $5,034,468; the realized losses of ($7,346,571) on derivatives classified as trading securities in comparison to realized gains of $1,366,908 for the same time period in the prior year and the $1,129,685 increase in interest expense resulting from the inclusion of interest for the four quarters of 2010 versus only three quarters in 2009 an the 3% increase in the interest rate spread above LIBOR due to the Company default status on the facility. Interest incurred during the first quarter of 2009 was capitalized as part of the Company’s property and equipment during the development and testing phase of the mine;

  A decrease in gross margin before depreciation, depletion and amortization of $(3,285,073), primarily resulting from an increase of $1,455,539 in abnormal costs and a one-time non- cash charge to cost of copper sold of $8,551,783 due to the change in estimate in the metallurgical recovery rate from 76.5% to 60%; partially offset by an increase of 990,270 in the number of copper cathode pounds sold and an increase of $.69 in the realized sales price per pound of copper sold, both of which were partially offset by an increase of $.11 in the normalized production per pound cost of copper sold; and

  An increase in depreciation, depletion and amortization in the amount of $278,433 due to the increase in the amount ore mined and processed; partially offset by

  A decrease in general and administrative expenses of $598,830; primarily due to a $292,351 reduction in performance incentive bonus accruals and a $182,908 decrease in professional fees.

Cash Flows From Operating Activities

Our cash flows from operating activities during 2010 were $2,697,004. Our cash flows from operating activities for 2010 include a net loss of $(21,205,410), $1,709,473 in depreciation, depletion and amortization, an unrealized loss of $13,712,395 from the de-designation of copper hedges and interest rate swaps from cash flow hedges to trading securities, ($5,034,468) in unrealized gains from derivatives classified as trading securities, $4,075,155 from a decrease in accounts payable as a result of the temporary suspension of mining at the Johnson Camp Mine, $6,988,436 from an increase on amounts owed from the settlement of copper derivative contracts and $1,576,907 from an increase in accrued interest.

Our cash flows from operating activities during 2009 were ($5,487,764). Our cash flows from operating activities for 2009 include net income of $392,438, $1,431,040 in depreciation, depletion and amortization, an increase in inventory of ($13,912,676), a $5,826,063 increase in accounts payable as a result of the reactivation of the Johnson Camp Mine and a $2,041,699 increase in accrued interest and other accrued expenses and liabilities.

Cash Flows From Investing Activities

Our cash flows from investing activities during 2010 were ($1,103,021) due to the investment of additional equipment used in the production of copper at the Johnson Camp Mine.

We estimate that we will incur an additional $18 to $24 million in capital costs during the next year, primarily for the development and construction of new leach pads that are scheduled to be operational in 2011. The estimated start-up date for the new pads is subject to the Company’s ability to raise the requisite capital thus completing our current effort to restructure our capital structure.

Our cash flows from investing activities during 2009 were ($10,247,180) primarily due to $12,653,359 in construction costs related to the reactivation of the Johnson Camp Mine. This amount was offset in part by the decrease in restricted cash and marketable securities in the amount of $1,533,662 and the proceeds from the sale of cash flow hedges in the amount of $872,517.

Cash Flows From Financing Activities

Our cash flows from financing activities during 2010 were $(1,772,098) compared to $12,567,837 for the same period in 2009.

In July 2010, the Company reached an agreement with Fisher to convert $8.2 million of unsecured trade payables, including the former note due to Fisher in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. During 2010, we made principal payments of $(1,704,572) on the note.

During 2010, option holders exercised 451,667 options with an average exercise price of $0.09 into 451,667 shares of our Company’s common stock, resulting in proceeds to our Company of $40,650.

As noted above, we estimate that we will incur an additional $18 to $24 million in capital costs during the next year, primarily for the development and construction of new leach pads that are scheduled to become operational in 2011. However, our ability to complete these capital projects is contingent upon our ability to raise the requisite external capital. We are currently exploring various opportunities for external financing; however, there is no assurance that we will be successful in our endeavors.

During 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total proceeds of $11,237,809 (net of $762,191 in fees). Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. A portion of the proceeds of the offering were used to make principal payments of $3,580,196 on the Nedbank credit facility.

During 2009, we sold a 2.5% royalty interest in the Johnson Camp Mine to International Royalty Corporation in exchange $4,950,000 (net of $50,000 in fees).

During 2009, option holders exercised 356,670 options with an average exercise price of $0.14 into 356,670 shares of our Company’s common stock, resulting in proceeds to our Company of $51,268.

Critical Accounting Policies And Estimates

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company is currently in default on its Credit Agreement, as amended, with Nedbank and its Copper Hedge Agreement with Nedbank Capital; however, as of the date of these consolidated financial statements, Nedbank has not exercised its rights under the Credit Agreement to provide notification of such condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, thus curing the current state of default under the respective agreements, raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to resume full operations and achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. The Company’s ramp-up of production since the commencement of commercial production has been slower than originally forecasted. In July 2010, the Company implemented measures to reduce costs, maximize cash flow, and improve efficiencies. The Company immediately suspended the mining and crushing of ore. In addition, the Company initiated additional drilling, metallurgical testing and assaying to enhance the understanding of mineralogy and the distribution of acid-soluble grades in the block model; and, updating the mine plan to optimize production and increase operating efficiencies.

The Company is evaluating a variety of alternatives to improve its liquidity. There can be no assurance that the Company will be able to improve its liquidity.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserve estimation, the metallurgical recovery rate and estimates of recoverable copper in stockpiles and ore on leach pads of the Johnson Camp Mine that are the basis for future cash flow estimates; estimates of costs to produce a pound of copper under normalized production levels (“standard costs); useful asset lives for depreciation, depletion and amortization; reclamation and closure cost obligations; asset impairment (including long–lived assets), including estimates used to derive future cash flows associated with those assets; deferred taxes and valuation allowances; disclosures and reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

During the year ended December 31, 2010, the Company made the following changes to estimates having a material impact on the current and/or future consolidated financial statements: a) as of December 31, 2010, based upon the historical results of the Johnson Camp Mine, and results of the independent column leach tests commissioned, the Company revised its estimate for the metallurgical recovery rate from 76.5% to 60%, thus taking a charge to costs of goods sold for $8,551,783, or $.08 per basic and diluted common share, and reduced the estimated amount of copper currently in the leach heaps by approximately 7,260,159 pounds; and b) as of December 31, 2010, based upon the results of independent third party estimates commissioned, the Company revised the estimate of the costs to reclaim the Johnson Camp Mine at the end of the Mine’s life to approximately $13,000,000 (based upon 2010 dollars), thus increasing the asset retirement obligation and related accrued reclamation liability by approximately $3,766,300.

The Company is currently in the process of revising its estimate of the proven and probable reserves at the Johnson Camp Mine. As the Company has allocated $0 to proven and probable reserves on the consolidated balance sheet as of December 31, 2010 and 2009, a revision, if an when it occurs, is not expected to have a material impact on the Company’s consolidated financial statements. Furthermore, under current market conditions, the Company does not believe that a revision will trigger an impairment analysis for its long lived assets. A revision to the estimate of proven and probable reserves, when and if it occurs, will be accounted for on a prospective basis and will impact those items that are amortized via the units of production method; specifically property and equipment and deferred revenue.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As required by the Credit Agreement with Nedbank Limited (“Nedbank”) dated June 28, 2007 (the “Credit Agreement”), the Company is required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. The Company believes that it is not required to maintain the Debt Service Reserve Balance until it is in the financial position to fund such an account. The Company did not maintain any restricted cash balances under this requirement at December 31, 2010 and 2009, respectively.

Restricted marketable securities held as collateral for power and environmental obligations at December 31, 2010 and 2009, consist of certificates of deposit (“CDs”) which are considered held-to-maturity securities and are stated at amortized cost of $686,476 on the consolidated balance sheets. The CDs expired in December 2010 and were simultaneously renewed for a 12 month period, extending their maturity date to December 2011. The CDs carried a stated interest rate of 2.03% per annum which was dropped to .40% upon renewal. All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under the applicable guidance related to the accounting for certain investments in debt and equity securities. Management determines the appropriate classification of the Company’s investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2010 and 2009.

Revenue Recognition

The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer.

Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories and classified as such on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of income (loss) from operations. Abnormal production costs, which are costs incurred in excess of “standard”, or the average cost to produce a pound of copper at normalized production capacity, are expensed as incurred. During the years ended December 31, 2010 and 2009, abnormal production costs were $7,354,596 and $5,899,057, respectively, and are included in cost of goods sold within the statements of operations.

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

Finished Goods Inventory

Finished goods represent saleable copper cathodes. Finished goods are valued at the average cost of source material or net realizable value.

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

Under ASC guidance for derivative instruments and hedging activities, these contracts are carried on the consolidated balance sheets at their estimated fair value which as of December 31, 2010 and 2009 was $(8,455,156) and $(12,726,715), respectively. The December 31, 2010 balance includes a credit valuation adjustment of $390,638 which is reported in unrealized gain (loss) on derivatives classified as trading securities within the consolidated statement of operations. From the period of inception of the derivative contracts through March 31, 2010, these contracts were designated as cash flow hedges with changes to their estimated fair value deferred in accumulated other comprehensive income (“AOCI”) until the related hedged item (forecasted copper sales) effected earnings. However, due to the Company’s inability to make the required payments as the copper derivative contracts matured, on April 1, 2010, the Company reclassified the estimated fair value of these contracts of $(13,392,853) from AOCI to unrealized loss on de-designation of cash flow hedges within the consolidated statement of operations. Consequently, commencing on April 1, 2010, these contracts are classified as trading securities with changes in estimated fair value of $4,937,696 reflected in unrealized gains on derivatives classified as trading securities within the consolidated statement of operations. Furthermore, the Company recognized $(7,346,671) of realized losses on the monthly settlements of copper derivatives classified as trading securities during the year ended December 31, 2010.

During the years ended December 31, 2010 and 2009, the settlements of contracts classified as effective cash flow hedges for 1,984,161 and 7,887,334 pounds of copper amounted to ($1,886,237) and ($643,287), respectively, and are included in net sales in the consolidated statements of operations. Prior to the de-designation of the cash flow hedges on April 1, 2010, the Company assessed the effectiveness of the related cash flow hedges on a quarterly basis and at each financial reporting date. Accordingly, during the years ended December 31, 2010 and 2009, the derivatives that were not covered by requisite copper production, due to shortfalls in estimated copper production, were determined to be ineffective cash flows hedges with the resulting fair value being immediately recognized in earnings. During the years ended December 31, 2010 and 2009, the Company recognized $0 and $1,366,908 in gains related to derivatives that were determined to be ineffective cash flow hedges. The resulting amounts are included in realized gains on derivatives classified as trading securities. Decreases in estimated fair value of derivatives classified as cash flows hedges in the amounts of ($666,137) and ($31,880,817) were deferred and recorded as accumulated other comprehensive income (loss) during the years ended December 31,

2010 and 2009, respectively. As of December 31, 2010, 100% of the Company’s copper derivatives are classified as trading securities with no remaining derivatives classified as cash-flow hedges.

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

Under ASC guidance for derivative instruments and hedging activities, the interest rate swap agreement is carried on the consolidated balance sheets at estimated fair value which was ($222,770) and ($342,243) as of December 31, 2010 and 2009, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in fair value reflected in accumulated other comprehensive income (loss). As noted above, the Company continues to be in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period from March 31, 2010 to December 31, 2010. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank credit facility, effective July 1, 2010, the Company de-designated 100% of the interest rate swap previously classified as a cash-flow hedge and reclassified the estimated fair value of ($319,542) of the interest rate swap from accumulated other comprehensive income (loss) to unrealized loss on de-designation of cash flow hedges. During the years ended December 31, 2010 and 2009, the Company recognized $356,296 and $366,874, respectively, in interest expense in the consolidated statements of operations related to the quarterly settlements under the terms of the interest rate swap. In addition, the Company recognized an unrealized gain of $96,772 related to the changes in estimated fair value of the interest rate swap that occurred during 2010 subsequent to the swap being de-designated as a cash flow hedge.

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

The following table sets forth the financial assets and liabilities within the consolidated balance sheets as of December 31, 2010 and 2009 that are measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
December 31, 2010
Assets:
Derivative contracts–call options on copper forwards	$3,316,157	–	$3,316,157	–
Liabilities:
Derivative contracts – copper forward contracts	$(11,771,313)	–	$(11,771,313)	–
Derivative contract – interest rate swap contract	$(222,770)	–	$(222,770)	–

December 31, 2009
Assets:
Derivative contracts–call options on copper forwards	3,359,741	–	$3,359,741	–
Liabilities:
Derivative contracts – copper cash flow hedges	$(16,086,456)	–	$(16,086,456)	–
Derivative contract – interest rate swap contract	$(342,243)	–	$(342,243)	–

The Company’s copper forward contracts, call options on copper forward contracts and interest rate swap contracts are valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

As of December 31, 2010, the estimated fair values for the Company’s copper forward contracts and interest rate swap liabilities include a credit valuation adjustment of $390,638 and $13,827, respectively, which are based upon the Company’s estimated credit risk adjustment of 9.06% above the risk free rate.

The Company’s copper forward contracts and call options on copper forward contracts are covered under a master netting agreement with the counterparty, Nedbank, and, as such, are netted within the consolidated balance sheets and reported as a net liability of $(8,455,156) and $(12,726,715) as of December 31, 2010 and 2009, respectively.

The following table sets forth the financial assets and liabilities within the consolidated balance sheet as of December 31, 2010 that are measured at fair value on a non-recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not have any non-recurring fair value measurements of assets and liabilities during the year ended December 31, 2009.

	Total	Level 1	Level 2	Level 3
December 31, 2010
Liabilities:
Asset retirement obligation	$(3,766,300)	–	–	$(3,766,300)

The Company revised its reclamation plan for the Johnson Camp Mine effective December 31, 2010. In the process, the Company commissioned an independent third party to estimate the gross amount of costs to be incurred to reclaim the mine. As the mine has an estimated remaining life of 13 years, the Company expects the estimated costs to reclaim the mine will be incurred approximately 50% in 2023 and 50% in 2024. Furthermore, the Company applied an estimated 2.5% inflation rate per annum to the estimated gross costs to be incurred of approximately $13,000,000. The Company then discounted the inflation adjusted costs using its estimated credit risk adjusted risk free rate of 12.36% .. The rate was based upon the Company’s credit risk adjustment on its senior long term debt of 9.06%. The resulting increase in the estimated asset retirement obligation was $3,766,300 as of December 31, 2010.

Shipping and Handling Costs

The Company includes shipping and handling costs related to the transport of finished goods in operating expenses.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During 2010 and 2009, the Company incurred debt issuance costs of $191,333 and $180,929. The 2010 costs were incurred in connection with the long-term debt agreement closed with the Company’s mining contractor. The 2009 costs consisted primarily of $100,000 representing the estimated fair value of warrants issued to Nedbank upon the March 2009 debt modification. The debt issuance costs are being amortized over the term of the related financing facility using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $855,282 and $565,119 at December 31, 2010 and 2009, respectively. Unamortized debt issuance costs were $714,653 and $813,483 at December 31, 2010 and 2009, respectively.

Property and Equipment

Property and equipment are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at exploration, development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after the existence of proven and probable reserves have been established. Development costs include costs incurred resulting from mine preproduction activities undertaken to gain access to proven and probable reserves including ramps, permanent excavations, infrastructure, removal of overburden and the substantial completion of the testing phase of the mining and ore processing activities. Additionally, interest expense allocable to the cost of developing mining properties and of constructing new facilities is capitalized until the assets are ready for their intended use. Accordingly, the Company capitalized $0 and $359,167 of interest costs incurred during the years ended December 31, 2010 and 2009, respectively.

Construction in progress represents costs capitalized to refurbish and complete the reactivation of the Johnson Camp Mine and to get it ready for its intended use. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of a primary stage crusher, and the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment; and (d) other project-related items. In February 2009, upon placing these assets in service and the commencement of production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine, approximately $41.3 million of construction in progress was reclassified into property and equipment.

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

Long–Lived Assets

The Company reviews and evaluates its long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2010 and 2009.

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

Net Income (Loss) per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants. Outstanding options and warrants to purchase 60,616,504 and 18,782,357 shares of common stock for the years ended December 31, 2010 and 2009, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti–dilutive.

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

The Company adopted the requisite components of the standard on January 1, 2010 which did not have a material impact on its consolidated financial statements and will adopt the remaining requirements effective January 1, 2011. These requirements are not expected to have a material impact on its consolidated financial statements.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2010 and 2009 and for the each of the two years in the period ended December 31, 2010, and the related notes to the consolidated financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer, and Chief Financial Officer, Wayne Morrison, is responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2010, John Perry and Randy Davenport resigned as Chief Executive Officers of the Company. Effective November 30, 2010, Wayne Morrison, our current Chief Financial Officer accepted the additional responsibilities of the Chief Executive Officer. Management does not believe that these changes in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Ronald A. Hirsch(1) Laguna Beach, CA	67	Director and Chairman	September 7, 2000

Stephen D. Seymour Baltimore, MD	69	Director	October 15, 2003

T. Sean Harvey(5) Port Carling, ON, Canada	51	Former Director	June 11, 2007

Douglas P. Hamilton North Chatham, MA	69	Director	February 15, 2006

John F. Cook Roslin, ON, Canada	71	Director	February 15, 2006

Wayne M. Morrison(3) Tucson, AZ	53	Chief Executive Officer, Chief Financial Officer and Secretary	N/A

Randy L. Davenport(2) Tucson, AZ	55	Former Chief Executive Officer	N/A

John T. Perry(4) Tucson, AZ	43	Former Director, President and Chief Executive Officer	June 11, 2007

Notes

(1)	Mr. Hirsch also held the position of Chief Executive Officer of our Company until February 15, 2006.

(2)

Mr. Davenport replaced Erland A. Anderson as our Vice–President and Chief Operating Officer on January 12, 2009. Effective February 16, 2010, Mr. Davenport was appointed as our Chief Executive Officer, upon the resignation of John Perry as President, Chief Executive Officer and a Director of our Company on that date. Mr. Davenport resigned as Chief Executive Officer or our Company on November 30, 2010 to accept a position with another company

(3)

On November 30, 2010, Mr. Morrison was appointed our Chief Executive Officer, upon the resignation of Randy Davenport. Mr. Morrison continues to hold the positions of Secretary and Chief Financial Officer since his appointment on January 8, 2008.

(4)	Mr. Perry resigned as President, Chief Executive Officer and a Director of our Company on February 16, 2010, to accept a position with another company.

(5)	Mr. Harvey elected not to stand for re-election to Board at the annual general meeting held on June 17, 2010.

The following is a description of the business background of the directors, director nominees and executive officers of our Company:

Ronald A. Hirsch – Mr. Hirsch has been a director of our Company since September 7, 2000 and Chairman since October 20, 2003. He was also Chief Executive Officer from October 20, 2003 until February 15, 2006. Mr. Hirsch has over 30 years of experience in the investment and corporate finance community. From January 2000 to October 2003, he was the President of Hirsch Enterprises, a private investment firm based in Laguna Beach, California. Until 1997, Mr. Hirsch was Senior Vice President –Investments with Lehman Brothers in New York where he was employed for 20 years and previous to that was with Dean Witter for five years. He holds a bachelor’s degree in economics from Michigan State University and pursued advanced studies in Finance at New York University.

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

Board Experience

Prior service on our Company’s Board of Directors as Chairman since October 20, 2003 and as a member of the Board since September 7, 2000

Stephen D. Seymour – Mr. Seymour was appointed a director of our Company on October 15, 2003. He has over 30 years of experience in sales, marketing and finance. Mr. Seymour has owned and been employed by Rockland Investments since 1986. He spent 15 years with Westinghouse Broadcasting where he was head of all television sales and marketing and a member of the board of the Broadcasting Division. Since 1980, he has specialized in leveraged buy outs, turnaround situations and under managed and undercapitalized ventures. Mr. Seymour holds an undergraduate degree from Rutgers University and an MBA from Columbia University.

We believe that the following experience, qualifications, attributes and skills possessed by Mr. Seymour lend themselves to service as a director of our Company:

CEO/Executive Management Skills

15 years of experience with Westinghouse Broadcasting where he was head of all television sales and marketing.

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

T. Sean Harvey – Mr. Harvey was appointed as a director of our Company on June 11, 2007 and elected not to stand for re-election at the Company’s Annual General Meeting held on June 17, 2010. He is a co–founder and, since January 2004, has served as the Non–Executive Chairman of Andina Minerals, Inc., a Toronto–based exploration–stage mining company listed on the TSX Venture Exchange. Mr. Harvey also served as the President, Chief Executive Officer and a director of Orvana Minerals Corp. (April 2005 – May 2006), a mining company listed on the Toronto Stock Exchange, and as the President, Chief Executive Officer and a director of Atlantico Gold Inc. (May 2003 – January 2004), a private company that acquired the Amapari gold project in Brazil in 2003, and that was subsequently acquired by Wheaton River Minerals Ltd. Prior to that, Mr. Harvey served as: the President, Chief Executive Officer, Chief Operating Officer and a director of TVX Gold Inc. (April 2001 – January 2003), a mining company listed on the Toronto and New York Stock Exchanges; a financial consultant to the EBX Group of Companies based in Rio de Janeiro (April 2000 – March 2001); a Director at Deutsche Bank Securities Limited (August 1998 – March 2000) in Toronto, where he was a member of the Investment Banking Group and the Global Mining and Metals team; a Director at Nesbitt Burns Inc. (Burns Fry Ltd.) (February 1990 –July 1998) in Toronto, where he was a member of the Investment Banking Group; a Financial Analyst at IBM Canada Limited (February 1989 – February 1990); and an Assistant Manager, CIBC (March 1988 –February 1989). Mr. Harvey holds an Honors Bachelor of Arts degree (Economics and Geography) and a Master of Arts degree (Economics) from Carleton University, a Bachelor of Laws degree from the University of Western Ontario and an MBA from the University of Toronto. He is also a member of the Law Society of Upper Canada.

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

Wayne M. Morrison – Mr. Morrison was appointed Chief Executive Officer on November 30, 2010 replacing Randy Davenport who resigned from the Company to accept a position with another mining company. Mr. Morrison continues to act as Chief Financial Officer which he was appointed on January 8, 2008. Prior to that, he served as our Controller from December 3, 2007 to January 8, 2008. Prior to joining our Company, Mr. Morrison was Vice President, Finance and Administration of AmpliMed Corp., a privately–held biotech company, from March 2005 until December 2007. From February 2002 to October 2004, Mr. Morrison held the position of Vice President and Chief Financial Officer of Fastrac 24/7, a privately–held information processing company, and from October 1997 to January 2002, he was President of Par One Golf Ventures, a privately–held golf promotion company. Mr. Morrison’s experience also includes past employment as a Certified Public Accountant with PricewaterhouseCoopers for four years. He earned a Bachelor of Science Degree in Accounting from the University of Delaware and an MBA from the Kenan–Flagler Business School of the University of North Carolina.

Randy L. Davenport – Mr. Davenport was Chief Executive Officer from February 16, 2010 until his resignation from the Company on November 30, 2010. Mr. Davenport previously had been appointed as our Company’s Vice President and Chief Operating Officer on January 12, 2009. Prior to joining our Company, Mr. Davenport held the position of Vice President, Resource Development, Freeport–McMorRan Copper & Gold Inc. from 2007 to 2008. In addition, he had previously held a number of senior positions during two decades with Phelps Dodge Corporation, then the world’s second–largest copper producer, which was acquired by Freeport–McMorRan in 2007. In his career at Phelps Dodge, Mr. Davenport’s responsibilities included managing large copper mining operations, overseeing major mining construction projects, several feasibility and scoping studies, and directing the expansion of established operations and the start–up of green–field projects and acquisitions. Mr. Davenport’s career at Phelps Dodge also included five years as President of Sociedad Minera Cerro Verde, a Peruvian company majority owned and operated by Phelps Dodge and based in Arequipa, Peru, with a fully integrated open pit mining and solvent extraction electrowinning facility, the same process that our Company is using at its Johnson Camp Mine. Mr. Davenport earned a Bachelor of Science degree in Mining Engineering from the University of Idaho.

John T. Perry – Mr. Perry was a director of our Company from June 11, 2007 until his resignation from the Company on February 16, 2010, and President and Chief Executive Officer from April 23, 2007 until February 16, 2010. Mr. Perry was appointed as our Senior Vice President and Chief Financial Officer on April 1, 2005 and Secretary and Treasurer in September 2005 and acted as such until January 2008. Mr. Perry has over 17 years (1989 to present) of mining and metals industry experience. Before joining our Company, Mr. Perry was Vice President, Director with CB Richard Ellis, International Mining and Metals Group from December 2003 to August 2005. Prior to that, he held various positions with BHP Billiton Base Metals and BHP Copper Inc., including Vice President Finance with BHP Billiton Base Metals from August 2002 to November 2003, President, BHP Copper, Inc. from August 1999 to August 2002, and Vice President Finance and Administration for BHP Copper, Inc. He is a Certified Public Accountant and holds an undergraduate degree in Accounting and Finance as well as an MBA from the University of Arizona. He is also a director of Homeland Uranium Incorporated.

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

Audit Committee

Our Audit Committee has been structured to comply with Rule 10A–3 under the Securities Exchange Act of 1934, as amended. Our Audit Committee is comprised of Douglas P. Hamilton and John F. Cook. T. Sean Harvey also served on the Audit Committee until he decided not to stand for reelection to the Board on June 17, 2010. Douglas P. Hamilton is the Chairman of the Audit Committee and our board of directors has determined that he satisfies the criteria for an audit committee financial expert under Item 407(d)(5) of Regulation S–K of the rules of the Securities and Exchange Commission. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows.

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

Compensation Committee

The Compensation Committee of our board of directors is comprised of Douglas P. Hamilton and John F. Cook. T. Sean Harvey also served on the Compensation Committee until he decided not to stand for reelection to the Board on June 17, 2010. John F. Cook is the Chairman of the Compensation Committee. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of directors, executive officers and providing advice on compensation structures in the various jurisdictions in which our Company operates. In addition, the Compensation Committee reviews our overall salary objectives and any significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and proposes any awards of stock options and incentive and deferred compensation benefits.

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

Environmental, Safety and Health Committee

The Environmental, Safety and Health Committee of our board of directors is comprised of John F. Cook and Stephen D. Seymour. The Environmental, Safety and Health Committee is responsible for reviewing and making recommendations on policies and procedures related to environmental, safety and health issues in its mining operations.

The Environmental, Safety and Health Committee operates pursuant to a written charter, adopted by the Board of Directors in March 2011.

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

On September 23, 2009 Sandab Communications LP II filed for Chapter 11 protection in the New England District Court. Sandab owns and operates 4 Radio station. During 2010, Sandab Communications LP II emerged from bankruptcy with all liabilities due to any government agency paid in full. The president of the General Partnership is Stephen D. Seymour who is also a director of Nord Resources.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal years ended December 31, 2010 and 2009, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2010	No. of Late Reports During the Fiscal Year Ended December 31, 2009
Ronald Hirsch	Nil	Nil
John Perry	Nil	Nil
Sean Harvey	Nil	Nil
Wayne Morrison	Nil	Nil
Douglas Hamilton	Nil	1
Stephen Seymour	Nil	Nil
John Cook	Nil	Nil
Geologic Resource Partners, LLC	Nil	Nil

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

No substantive amendments were made to our Company’s Code of Ethics during the fiscal year ended December 31, 2010, and no waivers of our Company’s Code of Ethics were granted to any principal officer of the Company or any person performing similar functions during the fiscal year ended December 31, 2010.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2010;

(b)

each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2010, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2010;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)(5)	Total ($)
Ronald A. Hirsch Chairman	2010 2009	46,154(6) 96,154	– –	– –	– –	– –	– –	– –	46,154 96,154
John T. Perry Former President, Chief Executive Officer, Secretary and Treasurer(3)	2010 2009	80,236 193,292	– –	– –	– –	– –	– –	923 7,692	81,159 200,984
Randy L. Davenport Former Chief Executive Officer, Vice– President and Chief Operating Officer(2)	2010 2009	230,000 212,307	– –	– –	47,200 62,533	– –	– –	5,561 4,954	282,761 279,794
Wayne M. Morrison Chief Executive and Chief Financial Officer, Secretary and Treasurer(4)	2010 2009	229,144(7) 145,925	– –	– –	47,200 –	– –	– –	4,706 4,958	281,050 150,883

Notes:

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2010 and 2009 financial years for the fair value of stock options granted to each Named Executive Officer. The Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service– based vesting conditions. For additional information on the valuation assumptions with respect to the options, refer to Note 20 under the heading “Stock–Based Compensation” in our consolidated financial statements.

(2)

Mr. Davenport was appointed Vice President and Chief Operating Officer effective January 12, 2009 and appointed Chief Executive Officer on February 16, 2010. Mr. Davenport resigned from the Company on November 30, 2010

(3)	Mr. Perry resigned as Chief Financial Officer, Secretary and Treasurer effective January 8, 2008 and as Chief Executive Officer on February 16, 2010.

(4)	Mr. Morrison was appointed Vice President, Chief Financial Officer, Secretary and Treasurer effective January 8, 2008 and Chief Executive Officer on November 30, 2010.

(5)	Represents the dollar amount of the Company’s contribution to the Named Executive Officer’s 401(K) Retirement Plan.

(6)	Mr. Hirsch received 211,539 shares of Nord common stock valued at $30,769 in lieu of cash compensation.

(7)	Mr. Morrison received 272,491 shares of Nord common stock valued at $32,699 in lieu of cash compensation.

Outstanding Equity Awards as of December 31, 2010

The following table summarizes the outstanding equity awards as of December 31, 2010 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Hirsch	100,000 275,000 33,334	N/A N/A 33,333	N/A N/A N/A	$0.68 $0.85 $0.09	6/11/2017 7/11/2017 11/26/2013	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Wayne M. Morrison	133,333 83,334 375,000	N/A 83,333 125,000	N/A N/A N/A	$1.10 $0.09 $0.14	12/3/2012 11/26/2013 10/25/2015	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Randy L. Davenport	166,667 375,000	N/A N/A	N/A N/A	$0.21 $0.14	1/12/2014 10/25/2015	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Equity Compensation Plans

As disclosed in more detail under the heading “Market For Common Equity And Related Shareholder Matters – Equity Compensation Plans”, we have granted options under the Amended and Restated 2006 Stock Incentive Plan. We have also granted stock options under individual compensation arrangements, and under the Coyote Springs option.

There are 4,551,674 stock options outstanding at December 31, 2010, of which 781,674 are non–qualified; non–plan stock options and 3,770,000 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2009 to 2017.

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2010.

Compensation of Directors

The following table summarizes the compensation of our Company’s directors for the year ended December 31, 2010:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards ($)(3)	Non–Equity Incentive Plan Compen– sation ($)	Non–qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation ($)	Total ($)
T. Sean Harvey(5)	–	12,500(4)	–	–	–	–	12,500
Doug Hamilton	4,500	40,000(4)	–	–	–	–	44,500
Stephen Seymour	4,500	32,500(4)	–	–	–	–	37,000
John Cook	4,500	32,500(4)	–	–	–	–	37,000

Notes:

(1)	Ronald Hirsch a member of our board of directors is a Named Executive Officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2010 fiscal year for the fair value of deferred stock units, or DSUs, granted in 2010. Fair value is calculated using the average of the high and low price of our stock on the trading day prior to the date of grant. The outstanding DSUs for the directors at December 31, 2010 are as follows: Douglas Hamilton (633,478 DSUs), Stephen Seymour (501,065 DSUs), and John Cook (280,357 DSUs).

(3)	This column represents the fair value of the options awarded in 2010. Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures related to service based vesting conditions.

(4)	Fair value of deferred stock units issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan.

(5)	Mr. Harvey elected not to stand for re-election to the Board at the annual general meeting held on June 17, 2010.

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

To date, the equity–based fees have been payable in shares of our common stock pursuant to our 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in DSUs. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for 2010 and 2009. Accordingly, all retainer fees paid during 2010 and 2009 were paid in DSUs. The DSUs are subject to the Amended and Restated 2006 Stock Incentive Plan. DSUs are awarded on a quarterly basis at the end of March, June, September and December, or as otherwise determined by the administrator of the Amended and Restated 2006 Stock Incentive Plan. The number of DSUs awarded each quarter is calculated by dividing the total fees payable to each director for that quarter by the fair market value of our common stock, determined in accordance with the Amended and Restated 2006 Stock Incentive Plan. Each DSU is the economic equivalent of one share of our common stock. The DSUs will be converted into shares of common stock upon the director’s termination of service, or as otherwise provided in their individual deferral election.

During 2010, T. Sean Harvey received 81,731 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, received 345,055 deferred stock units; John Cook, the Chairman of our Compensation Committee, received 280,357 deferred stock units; and Stephen Seymour, the Chairman of our Corporate Governance and Nominating Committee received 280,357 deferred stock units. During 2010, 85,329 DSUs issued to John Cook and 220,872 DSU’s issued to T. Sean Harvey were converted into common shares. The deferred stock units are subject to the Amended and Restated 2006 Deferred Stock Unit Plan.

We paid cash fees to our non–executive directors totaling $13,500 during the year ended December 31, 2010 as follows:

Amount of Cash
Name	Fees Paid
Doug Hamilton	4,500
John Cook	4,500
Stephen Seymour	4,500
$13,500

Employment Contracts and Termination of Employment and Change–In–Control Arrangements

Ronald Hirsch

Ronald Hirsch serves as Chairman of our Company’s board of directors pursuant to an executive employment agreement dated January 2, 2004. The executive employment agreement originally governed the terms of Mr. Hirsch’s employment as our Chief Executive Officer, until his resignation from that position effective February 15, 2006. The original term of this executive employment agreement was for three years, expiring on January 2, 2007. The executive employment agreement has been renewed until January 2, 2012, and is subject to automatic renewals for successive one year periods unless cancelled by either of the parties.

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

Wayne Morrison

Wayne Morrison was appointed as our Company’s Chief Executive Officer effective November 30, 2010 upon the resignation of Randy Davenport who resigned to take a position with another firm. Mr. Morrison continues to serve as our Company’s Chief Financial Officer, a position he has held since January 8, 2008. Our Company and Mr. Morrison are parties to a letter agreement dated December 3, 2007, whereby Mr. Morrison was offered the position of Controller of our Company, effective December 1, 2007, with a view toward Mr. Morrison’s appointment as Vice President and Chief Financial Officer upon confirmation of acceptability of Mr. Morrison as an executive officer from the Toronto Stock Exchange.

Effective January 19, 2011, we entered into a revised and restated executive employment agreement with Mr. Morrison to cover his duties and responsibilities as our Chief Executive and Chief Financial Officer. Mr. Morrison will has agreed to perform the duties and responsibilities set out in the agreement, as well as those duties that our board of directors may from time to time reasonably determine and assign.

In consideration for Mr. Morrison’s services, we have agreed to:

  to pay Mr. Morrison an annual salary in the amount of $250,000;

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

  we will pay Mr. Morrison an amount equal to $600,000 in a lump sum within 60 days;

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

Mr. Morrison’s term of employment under the executive employment agreement will end on January 18, 2014. The executive employment agreement is subject to automatic extension for successive periods of one additional year unless either our Company or Mr. Morrison provides written notice of an intention not to renew the agreement no later than 90 days prior to the end of the then–current term of the agreement.

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

Randy L. Davenport

Randy Davenport served as our Company’s Chief Executive Officer until his resignation effective November 30, 2010. Until that time, he was subject to the executive employment agreement with our Company dated November 11, 2009, pursuant to which he has acted as our Vice President and Chief Operating Officer.

Mr. Davenport was initially engaged as our Vice President and Chief Operating Officer pursuant to the terms of a letter agreement dated January 12, 2009. Under the letter agreement, Mr. Davenport was entitled to a salary of $230,000 per annum. In addition Mr. Davenport was granted 500,000 stock options on January 12, 2009 pursuant to the Corporation’s 2006 Stock Incentive Plan, of which 166,667 vested on each of April 11, 2009 and January 12, 2010. The remaining 166,666 stock options will vest on January 12, 2011. The stock options have an exercise price of $0.205 per share and expire on January 12, 2014. During 2009, Mr. Davenport exercised 166,667 stock options. Upon his resignation on November 30, 2010, the 166,666 unvested stock options were cancelled.

Our letter agreement with Mr. Davenport was superseded by the formal executive employment agreement effective November 11, 2009. Pursuant to the terms of the executive employment agreement, Mr. Davenport agreed to continue to serve as our Vice President and Chief Operating Officer, and to perform such duties and responsibilities as our board of directors may from time to time reasonably determine and assign, as is customarily performed by persons in an executive position.

In consideration for Mr. Davenport's services, we agreed to:

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

  to pay Mr. Perry an annual salary in the amount of $200,000;

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

During 2010, the Company made payments totaling $124,790 to various employees under this Plan. The Compensation Committee determined that due to the financial condition of the Company the remaining amount accrued under the Plan ($292,351) should be reversed.

2010-2011 Bonus Plan

In November 2010, we adopted a new bonus plan, or the 2010-2011 Bonus Plan, for the purpose of retaining and providing an incentive to certain key employees involved in recapitalizing the Company, in the construction of the new pads, and the restart of mining operations at the Johnson Camp Mine. Should all of these milestones be achieved in accordance with the 2010-2011 Bonus Plan, a total of $550,000 would be paid out to the participants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 15, 2011 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 173,038,262shares of common stock outstanding as of March 15, 2011.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 15, 2011, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of March 15, 2011
Name and Address of Beneficial Owner(1)	Shares		Percent
Named Executive Officers and Directors(2)

Ronald A. Hirsch Chairman	9,346,739	(4)	8.3%

Stephen D. Seymour Director	5,803,020	(5)	5.1%

Douglas P. Hamilton Director	366,666	(6)	0.3%

John F. Cook Director	952,796	(7)	0.8%

Wayne M. Morrison(3) Chief Executive, Chief Financial Officer, Secretary and Treasurer	1,342,496	(8)	1.2%

Directors and Executive Officer as a Group (Five Persons)	17,811,717	(11)	15.8%

Notes

(1)

Under Rule 13d–3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on March 15, 2011.

(2)	The address of the executive officers and directors is c/o Nord Resources Corporation, 1 West Wetmore Road, Suite 203, Tucson, Arizona, 85705.

(3)	Mr. Morrison was appointed Chief Executive Officer on November 30, 2010.

(4)

Includes 408,334 shares of common stock that may be acquired pursuant to options exercisable within 60 days and 312,500 shares which may be required pursuant to the conversion of a $50,000 convertible note

(5)

Includes 458,334 shares of common stock that may be acquired pursuant to options exercisable within 60 days and 312,500 shares which may be required pursuant to the conversion of a $50,000 convertible note. Also includes 1,575,000 shares of common stock held by Mr. Seymour as a co–trustee of a trust, and 36,300 owned by his spouse. Mr. Seymour disclaims beneficial ownership of the 36,300 shares of common stock owned by his spouse.

(6)	Includes 333,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(7)

Includes 141,491 outstanding shares of common stock, all of which are owned by Tormin Resources Limited, a company owned and controlled by Mr. Cook. Also includes 366,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(8)	Includes 966,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

The following table sets forth, as of March 15, 2011, certain information regarding beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

		Common Stock Beneficially Owned
Name and Address Of Beneficial			Percent of
Owner	Title of Class	Number of Shares	Class(1)

Ross J. Beaty	Common Stock	68,500,000(2)	46.8%
864930 B. C. Ltd.
1550-625 Howe Street
Vancouver, B.C. Canada
V6C 2T6

Riaz Shariff	Common Stock	11,470,000(3)	9.8%
1704 Al Moosa Tower 1
Sheikh Zayed Road
Dubai, U.A.E.

Sprott Asset Management	Common Stock	8,953,300 (4)	7.7%
South Tower Royal Bank Plaza
200 Bay Street SL Level
Toronto, ON
Canada, M5J 2J5

Notes

(1)

Applicable percentage of ownership is based on 173,038,262 shares of common stock outstanding as of March 15, 2011 together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2010, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2010, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 34,250,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

(3)	Includes 5,750,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

(4)	Includes 3,731,000 shares of common stock that may be acquired upon exercise of outstanding common stock purchase warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

We appointed Mayer Hoffman McCann P.C. to serve as our independent auditors for the years ended December 31, 2010 and December 31, 2009. We have not retained the services of any other independent auditors. Mayer Hoffman McCann P.C. performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2010 and December 31, 2009:

Audit Fees

20010	2009
$315,905	$386,850

Audit Related Fees

2010	2009
None	None

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

Tax Fees

2010	2009
$16,300	$70,095

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2010	2009
None	None

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

10.63	Amended and Restated Executive Employment Agreement between the Company and John Perry dated September 9, 2008. (32)

10.64	Executive Employment Agreement between the Company and Wayne Morrison dated September 9, 2008. (32)

10.65	Processing Agreement with Texas Canyon Rock & Sand, Inc., dated October 31, 2008(33)

10.66	Fourteenth Amendment to the Agreement for Purchase and Sale of Waste Rock from theJohnson Camp Mine dated November 25, 2008(34)

Amended and Restated Credit Agreement dated as of March 31, 2009 among Nord

10.67	Resources Corporation, Cochise Aggregates and Materials Inc., Nedbank Limited and the Lenders from time to time party thereto(35)

10.68	Agreement to Purchase Royalty dated as of March 31, 2009 between Nord Resources Corporation and IRC Nevada Inc.(35)

10.69	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(35)

10.70	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010(36)

10.71	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(37)

10.72	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(38)

10.73	Settlement Agreement among Nord Resources Corporation, Fisher Sand & Gravel Co. and F5 Equipment Inc. dated July 28, 2010(39)

10.74	Promissory Note of Nord Resources Corporation dated July 28, 2010 and payable to Fisher Sand & Gravel Co. in the principal sum of $8,200,000(39)

10.75	Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011. (40)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Consents of Experts and Counsel

23.1	Consent of Mayer Hoffman McCann P.C. (41)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(41)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(41)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002(41)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(27)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on March 28, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 11, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006.

(6)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(7)	Incorporated by reference from Amendment No. 1 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on June 30, 2006.

(8)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 6, 2008.

(9)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 8, 2006.

(10)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on August 14, 2006.

(11)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006.

(12)	Incorporated by reference from Amendment No. 3 to our annual report on Form 10–KSB for the year ended December 31, 2005, filed with the SEC on August 23, 2006.

(13)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on September 28, 2006.

(14)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 2, 2006.

(15)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 4, 2006.

(16)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(17)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 25, 2006.

(18)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(20)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on December 26, 2006.

(21)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on January 16, 2007.

(22)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 5, 2007.

(23)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(24)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2006, filed with the SEC on March 28, 2007.

(25)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on February 26, 2007.

(26)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(27)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(28)	Incorporated by reference from our Form SB–2, filed with the SEC on October 19, 2007.

(29)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(30)	Incorporated by reference from our current report on Form 8–K dated June 30, 2008 and filed with the SEC on July 7, 2008.

(31)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended June 30, 2008, filed with the SEC on August 14, 2008.

(32)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(33)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(34)	Incorporated by reference from our current report on Form 8–K dated November 25, 2008 and filed with the SEC on November 28, 2008.

(35)	Incorporated by reference from our annual report on Form 10–K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.

(36)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(37)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(38)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(39)	Incorporated by reference from our current report on Form 8-K dated July 29, 2010 and filed with the SEC on July 29, 2010.

(40)	Incorporated by reference from our amended current report on Form 8-K/A dated November 30, 2010 and filed with the SEC on January 25, 2010.

(41)	Filed herewith

FINANCIAL STATEMENTS FILED AS PART OF
THIS ANNUAL REPORT ON FORM 10–K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nord Resources Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Nord Resources Corporation and Subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Nord Resources Corporation and Subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company reported a net loss of $(21,205,410) during the year ended December 31, 2010 and net income of $392,438 during the year ended December 31, 2009. In addition, as of December 31, 2010 and 2009, the Company reported a deficit in net working capital of $(39,929,666) and $(7,652,818), respectively, and reported net cash provided (used) by operating activities of $2,697,004 and $(5,487,764) for the years ended December 31, 2010 and 2009, respectively. As discussed in Note 2 to the consolidated financial statements, the Company’s significant historical operating losses, lack of liquidity, and inability to make the requisite principal and interest payments due under the terms of the Amended and Restated Credit Agreement with its senior lender raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.
Mayer Hoffman McCann P.C.
Phoenix, Arizona
March 31, 2011

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$1,120,023	$1,298,138
Accounts receivable	442,403	781,393
Inventories	4,685,599	15,685,103
Prepaid expenses and other assets	146,534	71,778

Total Current Assets	6,394,559	17,836,412

Property and Equipment, at cost:
Property and equipment	51,096,100	47,227,963
Less accumulated depreciation, depletion, and amortization	(5,639,197)	(4,358,804)

	45,456,903	42,869,159

Other Assets:
Deposits	123,093	–
Restricted cash and marketable securities	686,476	686,476
Debt issuance costs, net of accumulated amortization	714,653	813,483
Stockpiles and ore on leach pads	10,228,475	–

Total Other Assets	11,752,697	1,499,959

Total Assets	$63,604,159	$62,205,530

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Continued)

	At December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,915,011	$7,952,694
Accrued expenses	894,389	1,228,648
Accrued interest	1,762,709	185,802
Copper derivatives settlement payable	7,660,508	672,072
Current maturities of senior long–term debt	14,320,788	7,160,394
Current maturities of derivative contracts	8,677,926	7,967,695
Senior long-term debt accelerated due to default	8,937,038	–
Other current liabilities	155,856	321,925

Total Current Liabilities	46,324,225	25,489,230

Long–Term Liabilities:
Derivative contracts, less current maturities	–	5,101,263
Senior long–term debt, less current maturities	–	16,097,432
Long-term debt	6,495,428	–
Deferred revenue, less current portion	4,690,940	4,544,567
Accrued reclamation costs	3,932,966	157,580
Other long-term liabilities	33,505	912,074

Total Long–Term Liabilities	15,152,839	26,812,916

Total Liabilities	61,477,064	52,302,146

Commitments and contingencies

Stockholders’ Equity:
Common stock: $.01 par value, 200,000,000 shares authorized, 111,814,852 and 110,435,586 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	1,118,149	1,104,356
Additional paid–in–capital	121,835,134	121,488,765
Accumulated deficit	(120,826,188)	(99,620,778)
Accumulated other comprehensive loss	–	(13,068,959)

Total Stockholders’ Equity	2,127,095	9,903,384

Total Liabilities and Stockholders’ Equity	$63,604,159	$62,205,530

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Net sales	$28,647,819	$19,909,753

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	17,977,538	14,506,182
Costs applicable to sales – change in estimated recovery rate	8,551,783	–
Operating expenses (includes stock based compensation of $319,512 and $369,108, respectively)	2,231,434	2,830,264
Depreciation, depletion and amortization	1,709,473	1,431,040

Income (loss) from operations	(1,822,409)	1,142,267

Other income (expense):
Interest expense	(3,271,690)	(2,142,005)
Unrealized loss on de-designation of cash flow hedges	(13,712,395)	–
Unrealized gain on derivatives classified as trading securities	5,034,468	–
Realized gain (loss) on derivatives classified as trading securities	(7,346,671)	1,366,908
Miscellaneous income (expense)	(86,713)	25,268

Total other income (expense)	(19,383,001)	(749,829)

Income (loss) before income taxes	(21,205,410)	392,438

Provision for income taxes	–	–

Net income (loss)	$(21,205,410)	$392,438

Net income (loss) per basic and diluted share of common stock:

Weighted average number of basic common shares outstanding	112,149,570	76,415,799

Basic earnings (loss) per share of common stock	$(0.19)	$0.01

Weighted average number of diluted common shares outstanding	112,149,570	78,370,270

Diluted earnings (loss) per share of common stock	$(0.19)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Accumulated
			Additional		Other Com-	Total
			Paid-in	Accumulated	prehensive	Stockholders’
	Common Stock		Capital	Deficit	Income (loss)	Equity

	Shares	Amount

Balance at December 31, 2008	69,493,635	$694,936	$109,940,000	$(100,013,216)	$19,726,643	$30,348,363
Comprehensive loss:
Net income	-	-	-	392,438	-	392,438
Unrealized mark to market adjustment of cash flow hedges, net					(31,785,976)	(31,785,976)
Net realized losses from cash flow hedges	-	-	-	-	(380,982)	(380,982)
Effective portion of copper hedges transferred to net sales	-	-	-	-	643,287	643,287
Effective portion of copper hedges transferred to capitalized mine development costs	-	-	-	-	(271,897)	(271,897)
Ineffective portion of copper hedges transferred to miscellaneous income	-	-	-	-	(1,366,908)	(1,366,908)
Effective portion of interest rate swap transferred to interest expense	-	-	-	-	366,874	366,874
Comprehensive loss						(32,403,164)

Compensation expense from issuance of stock options	-	-	239,108	-	-	239,108
Exercise of stock options	356,670	3,567	47,701	-	-	51,268
Common stock issued to settle outstanding claims	506,329	5,063	194,937	-	-	200,000
Common stock issued in private placement (net of offering costs of $762,191)	40,000,000	400,000	10,837,809	-	-	11,237,809
Common stock issued for deferred stock units	78,952	790	(790)	-	-	-
Issuance of warrants to Nedbank Limited	-	-	100,000	-	-	100,000
Compensation expense from issuance of deferred stock units	-	-	130,000	-	-	130,000

Balance at December 31, 2009	110,435,586	1,104,356	121,488,765	(99,620,778)	(13,068,959)	9,903,384
Comprehensive income (loss):
Net loss	-	-	-	(21,205,410)	-	(21,205,410)
Unrealized mark to market adjustment of cash flow hedges, net	-	-	-	-	(643,436)	(643,436)
Net realized losses from cash flow hedges	-	-	-	-	(2,087,730)	(2,087,730)
Effective portion of copper hedges transferred to net sales	-	-	-	-	1,886,237	1,886,237
Reclassification of copper hedges to miscellaneous expense on de-designation of cash flow hedges	-	-	-	-	13,392,853	13,392,853
Reclassification of interest rate swap to miscellaneous expense on de-designation of cash flow hedges	-	-	-	-	319,542	319,542
Effective portion of interest rate swap transferred to interest expense	-	-	-	-	201,493	201,493
Comprehensive loss						(8,136,451)

Compensation expense from issuance of stock options	-	-	134,422	-	-	134,422
Compensation expense from issuance of common stock	621,398	6,214	61,376	-	-	67,590
Exercise of stock options	451,667	4,517	36,133	-	-	40,650
Common stock issued for deferred stock units	306,201	3,062	(3,062)	-	-	-
Compensation expense from issuance of deferred stock units	-	-	117,500	-	-	117,500

Balance at December 31, 2010	111,814,852	$1,118,149	$121,835,134	$(120,826,188)	$-	$2,127,095

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(21,205,410)	$392,438
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	1,709,473	1,431,040
Accretion expense on accrued reclamation costs	9,086	13,324
Amortization of debt issuance costs	290,163	244,695
Issuance of deferred stock units for services rendered	117,500	130,000
Issuance of stock options for services rendered	134,422	239,108
Issuance of common stock for services rendered	67,590	–
Unrealized loss on de-designation of cash flow hedges	13,712,395	–
Unrealized gain on derivatives classified as trading securities	(5,034,468)	–
Gain on sale of cash flow hedges – ineffective portion	–	(1,366,908)
Loss on settlement of cash flow hedges – effective portion	–	643,287
Payments on settlement of effective cash flow hedges	–	(886,625)
Changes in assets and liabilities:
Accounts receivable	338,990	(460,900)
Inventories, stockpiles and ore on leach pads	580,303	(13,912,676)
Prepaid expenses and other assets	(74,756)	289,123
Accounts payable	4,075,155	5,826,063
Deferred revenue	(119,696)	(99,316)
Accrued interest	1,576,907	1,028,417
Accrued expenses and other liabilities	(345,993)	329,094
Copper derivatives settlement payable	6,988,436	672,072
Deposits	(123,093)	–

Net Cash Provided (Used) By Operating Activities	2,697,004	(5,487,764)

Cash Flows From Investing Activities:
Decrease in restricted cash and marketable securities	–	1,533,662
Capital expenditures	(1,103,021)	(12,653,359)
Proceeds from the sale of ineffective cash flow hedges	–	872,517

Net Cash Used By Investing Activities	(1,103,021)	(10,247,180)

Cash Flows From Financing Activities:
Debt issuance costs	(191,333)	(80,929)
Principal payments on senior long-term debt	–	(3,580,196)
Principal payments on long-term debt	(1,704,572)	–
Proceeds from issuance of notes payable-related party	100,000	–
Proceeds from the sale of royalty interest	–	4,950,000
Proceeds from issuance of common stock and warrants	–	11,237,809
Principal payments on capital lease	(16,843)	(10,115)
Proceeds from exercise of stock options	40,650	51,268

Net Cash Provided (Used) By Financing Activities	(1,772,098)	12,567,837

Net Decrease in Cash and Cash Equivalents	(178,115)	(3,167,107)

Cash and Cash Equivalents at Beginning of Year	1,298,138	4,465,245

Cash and Cash Equivalents at End of Year	$1,120,023	$1,298,138

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,071,634	$1,080,741
Income taxes	–	–

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          NATURE OF OPERATIONS

Nord Resources Corporation and Subsidiary (the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. In July 2007, the Company commenced the reactivation of the Johnson Camp Mine. The Company commenced copper cathode production from leaching existing dumps in January 2008. The Company commenced mining of new ore upon completion of the reactivation work in January 2009, and commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. The Company achieved commercial copper cathode production from newly-mined ore on April 1, 2009 and entered the production stage, following substantial completion of the testing and development phase.

On July 5, 2010, the Company announced that it was implementing measures to reduce its costs, maximize cash flow, and improve its operating efficiencies. As part of this program, the Company temporarily suspended the mining and crushing of ore at the Johnson Camp Mine. The Company continues to produce copper through the leaching of ore already in place on its existing pads and processing the solution through the SX-EW plant. The suspension has resulted in an immediate reduction of costs and has enabled the Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the Company’s existing pads and the operation of its SX-EW plant. The suspension has provided the Company with the opportunity to further evaluate its geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model will provide the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company is currently in default on its Credit Agreement, as amended, with Nedbank and its Copper Hedge Agreement with Nedbank Capital; however, as of the date of these consolidated financial statements, Nedbank has not exercised its rights under the Credit Agreement to provide notification of such condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, thus curing the current state of default under the respective agreements, raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to resume full operations and achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. The Company’s ramp-up of production since the commencement of commercial production has been slower than originally forecasted. In July 2010, the Company implemented measures to reduce costs, maximize cash flow, and improve efficiencies. The Company immediately suspended the mining and crushing of ore. In addition,

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company initiated additional drilling, metallurgical testing and assaying to enhance the understanding of mineralogy and the distribution of acid-soluble grades in the block model; and, updating the mine plan to optimize production and increase operating efficiencies.

The Company is evaluating a variety of alternatives to improve its liquidity. There can be no assurance that the Company will be able to improve its liquidity.

Reclassifications

Certain items included in the 2009 consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserve estimation, the metallurgical recovery rate and estimates of recoverable copper in stockpiles and ore on leach pads of the Johnson Camp Mine that are the basis for future cash flow estimates; estimates of costs to produce a pound of copper under normalized production levels (“standard costs); useful asset lives for depreciation, depletion and amortization; reclamation and closure cost obligations; asset impairment (including long–lived assets), including estimates used to derive future cash flows associated with those assets; deferred taxes and valuation allowances; disclosures and reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

During the year ended December 31, 2010, the Company made the following changes to estimates having a material impact on the current and/or future consolidated financial statements: a) as of December 31, 2010, based upon the historical results of the Johnson Camp Mine, and results of the independent column leach tests commissioned, the Company revised its estimate for the metallurgical recovery rate from 76.5% to 60%, thus taking a charge to costs of goods sold for $8,551,783, or $.08 per basic and diluted common share, and reduced the estimated amount of copper currently in the leach heaps by approximately 7,260,159 pounds; and b) as of December 31, 2010, based upon the results of independent third party estimates commissioned, the Company revised the estimate of the costs to reclaim the Johnson Camp Mine at the end of the Mine’s life to approximately $13,000,000 (based upon 2010 dollars), thus increasing the asset retirement obligation and related accrued reclamation liability by approximately $3,766,300.

The Company is currently in the process of revising its estimate of the proven and probable reserves at the Johnson Camp Mine. As the Company has allocated $0 to proven and probable reserves on the consolidated balance sheet as of December 31, 2010 and 2009, a revision, if an when it occurs, is not expected to have a material impact on the Company’s consolidated financial statements. Furthermore, under current market conditions, the Company does not believe that a revision will trigger an impairment analysis for its long lived assets. A revision to the estimate of proven and probable reserves, when and if it occurs, will be accounted for on a prospective basis and will impact those items that are amortized via the units of production method; specifically property and equipment and deferred revenue.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As required by the Credit Agreement with Nedbank Limited (“Nedbank”) dated June 28, 2007 (the “Credit Agreement”), the Company is required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. The Company believes that it is not required to maintain the Debt Service Reserve Balance until it is in the financial position to fund such an account. The Company did not maintain any restricted cash balances at December 31, 2010 and 2009, respectively.

Restricted marketable securities held as collateral for power and environmental obligations at December 31, 2010 and 2009, consist of certificates of deposit (“CDs”) which are considered held-to-maturity securities and are stated at amortized cost of $686,476 on the consolidated balance sheets. The CDs expired in December 2010 and were simultaneously renewed for a 12 month period, extending their maturity date to December 2011. The CDs carried a stated interest rate of 2.03% per annum which was dropped to .40% upon renewal. All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under the applicable guidance related to the accounting for certain investments in debt and equity securities. Management determines the appropriate classification of the Company’s investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2010 and 2009.

Revenue Recognition

The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories and classified as such on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of income (loss) from operations. Abnormal production costs, which are costs incurred in excess of “standard”, or the average cost to produce a pound of copper at normalized production capacity, are expensed as incurred. During the years ended December 31, 2010 and 2009, abnormal production costs were $7,354,596 and $5,899,057, respectively, and are included in cost of goods sold within the consolidated statements of operations.

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

Finished Goods Inventory

Finished goods represent saleable copper cathodes. Finished goods are valued at the average cost of source material or net realizable value.

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

Under ASC guidance for derivative instruments and hedging activities, these contracts are carried on the consolidated balance sheets at their estimated fair value which as of December 31, 2010 and 2009 was $(8,455,156) and $(12,726,715), respectively. The December 31, 2010 balance includes a credit valuation adjustment of $390,638 which is reported in unrealized gain (loss) on derivatives classified as trading securities within the consolidated statement of operations. From the period of inception of the derivative contracts through March 31, 2010, these contracts were designated as cash flow hedges with changes to their estimated fair value deferred in accumulated other comprehensive income (“AOCI”) until the related hedged item (forecasted copper sales) effected earnings. However, due to the Company’s inability to make the required payments as the copper derivative contracts matured, on April 1, 2010, the Company reclassified the estimated fair value of these contracts of $(13,392,853) from AOCI to unrealized loss on de-designation of cash flow hedges within the consolidated statement of operations. Consequently, commencing on April 1, 2010, these contracts are classified as trading securities with changes in estimated fair value of $4,937,696 reflected in unrealized gains on derivatives classified as trading securities within the consolidated statement of operations. Furthermore, the Company recognized $(7,346,671) of realized losses on the monthly settlements of copper derivatives classified as trading securities during the year ended December 31, 2010.

During the years ended December 31, 2010 and 2009, the settlements of contracts classified as effective cash flow hedges for 1,984,161 and 7,887,334 pounds of copper amounted to ($1,886,237) and

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($643,287), respectively, and are included in net sales in the consolidated statements of operations. Prior to the de-designation of the cash flow hedges on April 1, 2010, the Company assessed the effectiveness of the related cash flow hedges on a quarterly basis and at each financial reporting date. Accordingly, during the years ended December 31, 2010 and 2009, the derivatives that were not covered by requisite copper production, due to shortfalls in estimated copper production, were determined to be ineffective cash flows hedges with the resulting fair value being immediately recognized in earnings. During the years ended December 31, 2010 and 2009, the Company recognized $0 and $1,366,908 in gains related to derivatives that were determined to be ineffective cash flow hedges. The resulting amounts are included in realized gains on derivatives classified as trading securities. Decreases in estimated fair value of derivatives classified as cash flows hedges in the amounts of ($666,137) and ($31,880,817) were deferred and recorded as accumulated other comprehensive income (loss) during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, 100% of the Company’s copper derivatives are classified as trading securities with no remaining derivatives classified as cash-flow hedges.

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

Under ASC guidance for derivative instruments and hedging activities, the interest rate swap agreement is carried on the consolidated balance sheets at estimated fair value which was ($222,770) and ($342,243) as of December 31, 2010 and 2009, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in fair value reflected in AOCI. As noted above, the Company continues to be in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period from March 31, 2010 to December 31, 2010. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank credit facility, effective July 1, 2010, the Company de-designated 100% of the interest rate swap previously classified as a cash-flow hedge and reclassified the estimated fair value of ($319,542) of the interest rate swap from AOCI to unrealized loss on de-designation of cash flow hedges. During the years ended December 31, 2010 and 2009, the Company recognized $356,296 and $366,874, respectively, in interest expense in the consolidated statements of operations related to the quarterly settlements under the terms of the interest rate swap. In addition, the Company recognized an unrealized gain of $96,772 related to the changes in estimated fair value of the interest rate swap that occurred during 2010 subsequent to the swap being de-designated as a cash flow hedge.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the financial assets and liabilities within the consolidated balance sheets as of December 31, 2010 and 2009 that are measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
December 31, 2010
Assets:
Derivative contracts–call options on copper forwards	$3,316,157	–	$3,316,157	–
Liabilities:
Derivative contracts – copper forward contracts	$(11,771,313)	–	$(11,771,313)	–
Derivative contract – interest rate swap contract	$(222,770)	–	$(222,770)	–

December 31, 2009
Assets:
Derivative contracts–call options on copper forwards	$3,359,741	–	$3,359,741	–
Liabilities:
Derivative contracts – copper cash flow hedges	$(16,086,456)	–	$(16,086,456)	–
Derivative contract – interest rate swap contract	$(342,243)	–	$(342,243)	–

The Company’s copper forward contracts, call options on copper forward contracts and interest rate swap contracts are valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the estimated fair values for the Company’s copper forward contracts and interest rate swap liabilities include a credit valuation adjustment of $390,638 and $13,827, respectively, which are based upon the Company’s estimated credit risk adjustment of 9.06% above the risk free rate.

The Company’s copper forward contracts and call options on copper forward contracts are covered under a master netting agreement with the counterparty, Nedbank, and, as such, are netted within the consolidated balance sheets and reported as a net liability of $(8,455,156) and $(12,726,715) as of December 31, 2010 and 2009, respectively.

The following table sets forth the financial assets and liabilities within the consolidated balance sheet as of December 31, 2010 that are measured at fair value on a non-recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not have any non-recurring fair value measurements of assets and liabilities during the year ended December 31, 2009.

	Total	Level 1	Level 2	Level 3
December 31, 2010
Liabilities:
Asset retirement obligation	$(3,766,300)	–	–	$(3,766,300)

The Company revised its reclamation plan for the Johnson Camp Mine effective December 31, 2010. In the process, the Company commissioned an independent third party to estimate the gross amount of costs to be incurred to reclaim the mine. As the mine has an estimated remaining life of 13 years, the Company expects the estimated costs to reclaim the mine will be incurred approximately 50% in 2023 and 50% in 2024. Furthermore, the Company applied an estimated 2.5% inflation rate per annum to the estimated gross costs to be incurred of approximately $13,000,000. The Company then discounted the inflation adjusted costs using its estimated credit risk adjusted risk free rate of 12.36% .. The rate was based upon the Company’s credit risk adjustment on its senior long term debt of 9.06% . The resulting increase in the estimated asset retirement obligation was $3,766,300 as of December 31, 2010.

Shipping and Handling Costs

The Company includes shipping and handling costs related to the transport of finished goods in operating expenses.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During 2010 and 2009, the Company incurred debt issuance costs of $191,333 and $180,929. The 2010 costs were incurred in connection with the long-term debt agreement closed with the Company’s mining contractor. The 2009 costs consisted of primarily of $100,000 representing the estimated fair value of warrants issued to Nedbank upon the March 2009 debt modification. The debt issuance costs are being amortized over the term of the related financing facility using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $855,282 and $565,119 at December 31, 2010 and 2009, respectively. Unamortized debt issuance costs were $714,653 and $813,483 at December 31, 2010 and 2009, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at exploration, development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after the existence of proven and probable reserves have been established. Development costs include costs incurred resulting from mine preproduction activities undertaken to gain access to proven and probable reserves including ramps, permanent excavations, infrastructure, removal of overburden and the substantial completion of the testing phase of the mining and ore processing activities. Additionally, interest expense allocable to the cost of developing mining properties and of constructing new facilities is capitalized until the assets are ready for their intended use. Accordingly, the Company capitalized $0 and $359,167 of interest costs incurred during the years ended December 31, 2010 and 2009, respectively.

Construction in progress represents costs capitalized to refurbish and complete the reactivation of the Johnson Camp Mine and to get it ready for its intended use. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of a primary stage crusher, and the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment; and (d) other project-related items. In February 2009, upon placing these assets in service and the commencement of production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine, approximately $41.3 million of these costs were reclassified into property and equipment.

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

Long–Lived Assets

The Company reviews and evaluates its long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2010 and 2009.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Based Compensation

The Company accounts for its awards of stock based compensation under the fair value recognition provisions of applicable GAAP. The estimated grant date fair value of stock based awards, adjusted for those awards that are not expected to vest (forfeitures), is expensed over the requisite service period, which is typically equivalent to the vesting terms of the award. The Company has granted incentive and non–qualified stock options to its employees and directors under the terms of its 2006 Stock Incentive Plan. The Company has also granted non–qualified, non–plan stock options, which have been authorized by the Company’s board of directors. Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant.

Net Income (Loss) per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants. Outstanding options and warrants to purchase 60,616,504 and 18,782,357 shares of common stock for the years ended December 31, 2010 and 2009, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti–dilutive.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted the requisite components of the standard on January 1, 2010 which did not have a material impact on its consolidated financial statements and will adopt the remaining requirements effective January 1, 2011. These requirements are not expected to have a material impact on its consolidated financial statements.

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

3.          INVENTORY

Inventory is as follows:

	At December 31,
	2010	2009
Current Assets:
Copper in process	$4,142,922	$15,072,292
Finished goods	43,813	64,967
Material and supplies	498,864	547,844
	4,685,599	15,685,103
Long-Term Assets:
Stockpiles and ore on leach pads	10,228,475	-
	$14,914,074	$15,685,103

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s inventories are carried at the lower of cost or net realizable value. Cost for the product inventory is valued using the average cost of production and includes all costs of purchase, costs of conversion (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company only considers those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Accordingly, the Company expensed $7,354,596 and $5,899,057 of abnormal costs incurred above the standard cost to produce a pound of copper, during the years ended December 31, 2010 and 2009, respectively.

During 2010, the Company re-evaluated the potential recovery of copper currently held in inventory on the existing pads based on historical recoveries and column leach tests. Consequently, the Company changed its estimate for the metallurgical recovery rate at the Johnson Camp Mine from 76.5% to 60% effectively reducing the number of estimated recoverable pounds of copper in the existing pads by 7,260,159 pounds of recoverable copper. Accordingly, a one-time charge of $8,551,783 was recorded as an adjustment to cost of goods sold for the year ended December 31, 2010 and is reported on the consolidated statement of operations as a separate component of costs applicable to sales.

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

Production of Copper from Old Dumps

The Company commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Accordingly, the attainment of the production stage from residual leaching operations was achieved effective February 1, 2008. Until December 31, 2008, the capitalized costs incurred in the development and testing of the old dumps were being amortized on a straight-line basis over the expected life of production of existing ore on the old dumps which was estimated to be 5 years. In January 2009, management revised its estimate of the expected life of production from the old dumps to 3 years. Consequently the unamortized balance as of December 31, 2008 in the amount of $468,034 is being amortized on a straight-line basis over the remaining 2 years. During 2010 and 2009, the Company amortized $234,017 and $234,017, respectively, in mine development costs from old dumps to cost of goods sold which is included in depreciation, depletion and amortization expense. As of December 31, 2010, the mine development costs for old dumps have been fully amortized.

Production of Copper from Mining of New Ore

As a result of the development and testing of mining operations for the production of new ore, the Company began producing a nominal amount of copper cathode from newly-mined ore in February 2009. The Company achieved commercial production from the mining of new ore, which was based upon substantial completion of the testing and development phase, on April 1, 2009. Upon the achievement of commercial production from the mining of new ore, the costs to operate the mine were expensed as incurred and the capitalized mine development costs associated with the production of copper from the mining of new ore commenced being amortized over the life of the mine based on a “units of production” method. During 2009, the Company capitalized $1,526,317 of mine development costs which was net of revenues in the amount of $470,340 realized from the sale of 280,728 pounds of incidental copper cathode produced during the testing and development phase and $271,897 from the settlement of copper

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derivatives related to this nominal production. As the Johnson Camp Mine attained the production stage on April 1, 2009, subsequently, no mine development costs were capitalized. During 2010 and 2009, the Company amortized $66,136 and $97,956, respectively, in mine development costs from the development and testing of mining operations of new ore which is included in depreciation, depletion and amortization expense. The balance of the mine development costs, net of accumulated amortization, for development and testing of mining operations of new ore was $1,671,646 as of December 31, 2010.

5.          PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	At December 31,
	2010	2009

Land	$98,094	$98,094
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	3,821,641	55,341
Mining and other equipment	42,795,633	42,693,796
Total	$51,096,100	$47,227,963

Accumulated depreciation, depletion and amortization	(5,639,197)	(4,358,804)
Net property and equipment	$45,456,903	$42,869,159

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $1,709,473 and $1,431,040 for the years ended December 31, 2010 and 2009, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of December 31, 2010 and 2009, $1,360,441 and $1,551,156, respectively, of DD&A costs were included in copper inventories.

Construction in progress represents costs capitalized to complete the refurbishment and reactivation of the Johnson Camp Mine to get it ready for its intended use. Such costs relate primarily to: (a) the rehabilitation of solution ponds; (b) refurbishment and a modest expansion of the SX-EW copper production facility; (c) the installation of a primary stage crusher, and the purchase and installation of two secondary stage crushers, an agglomerator and conveying equipment; and (d) other project-related items. During the first quarter of 2009, the Company transferred approximately $41,300,000 from construction in progress to property and equipment and began depreciating these assets.

6.          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	At December 31,
	2010	2009

Accrued payroll expense	$245,160	$812,517
Accrued property taxes	473,543	389,473
Other accrued liabilities	175,686	26,658

Total	$894,389	$1,228,648

As of December 31, 2010, other current liabilities of $155,856, that are not included in accrued expenses above, are primarily comprised of $100,000 in related party notes payable to Mr. Ron Hirsch, Chairman of the Company’s Board of Directors, and Mr. Stephen Seymour, a Director of the Company, and

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$40,048 in deferred revenue. As of December 31, 2009, the balance of $321,925 is primarily comprised of deferred revenue of $306,117.

7.          LONG–TERM DEBT

Long–term debt consists of the following:

	At December 31,
	2010	2009

Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(14,320,788)	(7,160,394)
Less long-term portion of senior facility accelerated due to default	(8,937,038)	-
Long-term note payable with mining contractor	6,495,428	-

Total	$6,495,428	$16,097,432

Senior Project Financing Facility

In March 2009, the Company agreed to amend and restate its $25 million Senior Project Financing Facility (“Credit Agreement”) with Nedbank. Payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013; the payments scheduled to be paid on March 31 and June 30, 2009 have been deferred until December 31, 2012 and March 31, 2013, respectively. In consideration of Nedbank’s agreement to amend and restate the Credit Agreement, the Company issued 731,480 common stock purchase warrants to N.B.S.A. Limited, a company affiliated with Nedbank. Each warrant is exercisable for two years and entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. The estimated $100,000 value of the warrants, as determined pursuant to the Black-Scholes model, has been capitalized as debt issuance costs and is being amortized to interest expense over the remaining life of the related debt. For the years ended December 31, 2010 and 2009, the Company recognized $25,000 and $18,750, respectively, in interest expense related to this issuance.

The Company was unable to make the payments of principal in the amounts of $1,790,099 that were due on March 31, June 30, September 30, and December 31, 2010, respectively and interest payments of $362,852, $567,982, $583,580 and $590,256 that were due on March 31, June 30, September 30 and December 31, 2010, respectively, to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. The Company is now in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 must now be included in the Company’s current liabilities. Accordingly, the Company has reclassified $8,937,038 of senior long-term debt to current liabilities within its consolidated balance sheet as of December 31, 2010. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.34% at December 31, 2010). Accrued interest related to the Credit Agreement was $1,689,181 and $0 as of December 31, 2010 and 2009, respectively, and is included within accrued interest on the consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated credit agreement, including a debt service coverage

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of December 31, 2010.

Pursuant to the terms of the Credit Agreement, as amended, upon default, Nedbank has the right, among others, to provide notification of such condition and commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company. To date, the Company has not received notification that Nedbank has exercised its rights under the Credit Agreement.

In accordance with the Credit Agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and January 6, 2011 under the terms of its Copper Hedge Agreement. As of December 31, 2010 and 2009, the total amount due to Nedbank under the Copper Hedge Agreement was $7,660,508 and $672,072, respectively, and is included in copper derivatives settlement payable within the consolidated balance sheets.

Note Payable with Mining Contractor

On September 1, 2009, Fisher Sand & Gravel Company (“Fisher”), the Company’s mining contractor, agreed to defer $850,000 due to it for a period of three years. As of December 31, 2009, this balance is included in other long-term liabilities on the consolidated balance sheet. Pursuant to that agreement, from April 1, 2010 through September 30, 2011, the Company had agreed to pay Fisher, on a monthly basis, 12% per annum interest on the deferred payments. The Company retained the right to prepay the deferred payments at any time without penalty. As of June 30, 2010 and December 31 2009, the Company had accrued $110,500 and $59,500, respectively of interest expense related to this debt. On July 29, 2010, the Company reached an agreement with Fisher to convert $8,200,000 of unsecured trade payables, including the former note in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum.

Under the Settlement Agreement, Fisher receives weekly payments on the Note with the amounts based on a formula related to the level of copper sales made by the Company and the weekly realized price of copper. Accordingly, under the Agreement, if the Company ships four loads, as defined in the Agreement, or approximately 176,000 pounds of copper or greater on a weekly basis, the weekly payments are calculated by multiplying the base amount of $100,000 by a factor equal to the average weekly realized price of copper per pound divided by $3.00. If the Company ships between 132,000 (three loads) and 176,000 (four loads) pounds of copper on a weekly basis, the base weekly amount decreases to $75,000. If the Company ships less than 132,000 pounds of copper on a weekly basis, the amounts due under the note equates to interest only payments on the outstanding principal balance. Any unpaid principal, along with any accrued interest, is due in full on July 31, 2012.

As of December 31, 2010, the Company’s projections of copper production for the next 12 months, which are based upon the current state of operations wherein the Company has ceased the mining and crushing of new ore, equate to estimates of interest only payments on the Note throughout 2011. Accordingly, as of December 31, 2010, the total principal balance on the Note of $6,495,428 is included in long-term debt. This estimate is subject to change based upon changes made to the Company’s mining operations. Accrued interest related to the Note was $0 as of December 31, 2010.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.          SALE OF ROYALTY

On March 31, 2009, the Company sold to IRC Nevada Inc., an entity which was subsequently acquired by Royal Gold, a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are being expensed in the period incurred. During 2010, the Company recognized $119,696 in revenue and recorded $760,359 in royalty expense related to this royalty within the consolidated statement of operations. Total deferred revenue is $4,730,988 as of December 31, 2010, of which $40,048 is expected to be amortized to revenue over the next twelve months. During 2009, the Company recognized $99,316 in revenue and recorded $489,150 in royalty expense related to this royalty within the consolidated statement of operations. Total deferred revenue was $4,850,684 as of December 31, 2009, of which $306,117 was recorded in current liabilities.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2010, included in accounts payable is $995,686 due to Royal Gold and, included in accrued interest on the consolidated balance sheet, is an additional $73,528 in accrued interest related thereto.

9.          RECLAMATION COSTS

The Company estimates its asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes. During 2010, the Company completed an updated review of it’s reclamation plan and the related estimated costs of reclamation. As a result, as of December 31, 2010, the Company estimates the aggregate undiscounted obligation to be approximately $13,000,000 for the Johnson Camp Mine. To calculate the estimated fair value of this obligation in accordance with the related ASC, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.36% .. The estimated remaining life of the Johnson Camp Mine as of December 31, 2010 is thirteen years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023 – 2024. As 100% of the cash flows are projected to occur in 2023-2024, 100% of the accrued reclamation costs are classified as long-term within the consolidated balance sheets. A reconciliation of the beginning and ending carrying amounts of the Company’s retirement obligation as of December 31, 2010 and 2009 is as follows:

	2010	2009

Accrued reclamation costs, beginning of year	$157,580	$144,256
Accretion expense	9,086	13,324
Revisions to cash flow estimates	3,766,300	-

Accrued reclamation costs, end of year	$3,932,966	$157,580

10.        COPPER PRICE PROTECTION PROGRAM

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consists of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives do not require the physical delivery of copper cathode and are expected to be net

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash settled upon maturity and/or settlement of the contracts. As of December 31, 2010, the estimated amount of copper production covered by copper derivatives was approximately 166% of the total estimated copper production for the year ending December 31, 2011, which is based upon the current state of operations wherein the Company has ceased the mining of new ore and is exclusively following a program of residual leaching. The Company implemented the price protection program by entering into forward sales contracts for 4,560 (10,053,081), 3,600 (7,936,643), and 2,400 (5,291,095) metric tons (pounds) of London Metal Exchange (LME) cash settlement copper for 2009, 2010, and 2011, respectively, at a net forward price of $5,538 ($2.51), $4,841 ($2.20) and $4,413 ($2.00) per metric ton (pound) for the same respective periods. The Company simultaneously entered into long call options for the same quantities of copper at an average exercise price of $8,803 ($3.99), $8,523 ($3.87) and $8,723 ($3.96) for 2009, 2010 and 2011, respectively. As of December 31, 2010, the Company has in place forward contracts of 2,400 metric tons (5,291,095 pounds) for 2011 at a net forward price of $4,413 ($2.00 per pound) per metric ton and long call options for the same quantity at an average exercise price of $8,723 ($3.96 per pound). Accordingly, on average throughout 2011, upon the average monthly LME price of copper reaching and exceeding approximately $3.96 per pound, the increase in the intrinsic values of the long call options offset the decreases in the values of forward contracts, effectively eliminating the economic hedge of these derivatives. The program requires no cash margins, collateral or other security from the Company. Prior to April 1, 2010, these derivative contracts were classified as cash flow hedges of the price volatility inherent in the Company’s projected sales of copper.

The Company’s copper forward contracts and call options on copper forward contracts are covered under a master netting agreement with the counterparty, Nedbank, and as such, are netted within the consolidated financial statements and reported as a net liability of $(8,455,156) and $(12,726,715) as of December 31, 2010 and 2009, respectively.

Under ASC guidance for derivative instruments and hedging activities, these contracts are carried on the consolidated balance sheets at their estimated fair value which as December 31, 2010 and 2009 was $(8,455,156) and $(12,726,715), respectively. The December 31, 2010 balance includes a credit valuation adjustment of $390,638, which was based upon the Company’s estimated credit risk adjustment of 9.06% above the risk free rate, and is reported in unrealized gain on derivatives classified as trading securities within the consolidated statement of operations for the year ended December 31, 2010. The credit risk adjustment was based upon the Company’s default interest rate on its debt with Nedbank. Furthermore, given that 100% of the underlying derivatives mature within the year ended December 31, 2011, the estimated fair value is included within current liabilities as of December 31, 2010.

From the period of inception of the derivative contracts through March 31, 2010, these contracts were designated as cash flow hedges with changes to their estimated fair value deferred in AOCI until the related hedged item (copper sales) affected earnings. However, due to the Company’s inability to make the required payments as the copper derivative contracts matured, on April 1, 2010, the Company reclassified the estimated fair value of these contracts of $(13,392,853) from AOCI to unrealized loss on de-designation of cash flow hedges within the consolidated statement of operations. Consequently, commencing on April 1, 2010, these contracts are classified as trading securities with changes in their estimated fair value of $4,937,696 reflected in unrealized gains on derivatives classified as trading securities within the consolidated statement of operations for the year ended December 31, 2010. Furthermore, the Company recognized $(7,346,671) of realized losses on the monthly settlements of copper derivatives classified as trading securities during the year ended December 31, 2010.

During the years ended December 31, 2010 and 2009, the settlements of contracts classified as effective cash flow hedges for 1,984,161 and 7,887,334 pounds of copper amounted to ($1,886,237) and ($643,287), respectively, and are included in net sales in the consolidated statements of operations. Prior to the de-designation of the cash flow hedges on April 1, 2010, the Company assessed the effectiveness of

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the related cash flow hedges on a quarterly basis and at each financial reporting date. Accordingly, during the years ended December 31, 2010 and 2009, the derivatives that were not covered by requisite copper production, due to shortfalls in estimated copper production, were determined to be ineffective cash flows hedges with the resulting fair value being immediately recognized in earnings. During the years ended December 31, 2010 and 2009, the Company recognized $0 and $1,366,908 in gains related to derivatives that were determined to be ineffective cash flow hedges. The resulting amounts are included in realized gains on derivatives classified as trading securities. Decreases in estimated fair value of derivatives classified as cash flows hedges in the amounts of ($666,137) and ($31,880,817) were deferred and recorded as accumulated other comprehensive income (loss) during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, 100% of the Company’s copper derivatives are classified as trading securities with no remaining derivatives classified as cash-flow hedges.

As noted above, as of December 31, 2010, the Company is in default of the related Copper Hedge Agreement as it failed to make the requisite monthly payments (March 31, 2010 through December 31, 2010 settlements) related to the settlement of the derivative contracts. As of December 31 2010, the total amount owed to Nedbank as a result of these missed payments is $7,660,508.

Fair Value of Copper Derivative Instruments

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
As of December 31, 2010
Commodity contracts, net	Current liabilities	$8,455,156

As of December 31, 2009
Commodity contracts, net	Current liabilities	$7,653,709	Long term liabilities	$5,073,006

11.        INTEREST RATE SWAP CONTRACT

In November 2008, the Company entered into an interest rate swap agreement to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the terms of the interest rate swap contract, the Company receives USD three-month LIBOR and pays a fixed rate of interest of 2.48%. The program requires no cash margins, collateral or other security from the Company. Under the terms of the interest rate swap, settlements began on March 31, 2009 and occur every three months thereafter until the contract expires on September 28, 2012.

Under ASC guidance for derivative instruments and hedging activities, the interest rate swap agreement is carried on the consolidated balance sheets at estimated fair value which was ($222,770) and ($342,243) as of December 31, 2010 and 2009, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in estimated fair value reflected in AOCI. As noted above, the Company continues to be in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period from March 31, 2010 to December 31, 2010. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank Credit Facility, effective July 1, 2010, the Company de-designated 100% of the interest rate swap previously classified as a cash-flow hedge and reclassified the estimated fair value of ($319,542) of the interest rate swap from AOCI to unrealized loss on de-designation of cash flow hedges.

During the years ended December 31, 2010 and 2009, the Company recognized $356,296 and $366,874, respectively, in interest expense in the consolidated statements of operations related to the quarterly settlements under the terms of the interest rate swap. In addition, the Company recognized an unrealized gain of $96,772 related to the changes in estimated fair value of the interest rate swap that occurred during 2010 subsequent to the swap being de-designated as a cash flow hedge.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2010 estimated fair value balance includes a credit valuation adjustment of $13,827 which was based upon the Company’s estimated credit risk adjustment of 9.06% above the risk free rate, and is reported in unrealized gain on derivatives classified as trading securities within the consolidated statement of operations for the year ended December 31, 2010.

Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of December 31, 2010, the estimated amount of the interest rate swap derivatives that will settle over the next twelve months in accordance with their normal operating terms stated in the contracts is $197,152 ($192,617 after proportionate credit valuation adjustment). In addition, due to the Company’s default under the credit agreement with Nedbank, and therefore, it’s cross default under the terms of the interest rate swap, the Company has reclassified the long-term amount of $30,153 to current maturities of derivative contracts.

Fair Value of Interest Rate Swap Derivative Instruments

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
As of December 31, 2010

Interest rate swap contracts	Current liabilities	$222,770

As of December 31, 2009 Interest rate swap contracts	Current liabilities	$313,986	Long term liabilities	$28,257

12.        ACCOUNTING FOR CASH FLOW HEDGES

In accordance with the requisite disclosure provisions for derivatives and hedging activities, the following represents the results of the Company’s hedging activities for its copper price protection program and its interest rate swap contract for the years ended December 31, 2010 and 2009.

Copper Price Protection Program

	Year ended	Year ended
	December 31, 2010	December 31, 2009
Effective Portion
Net loss deferred in AOCI	$(666,137)	$(31,880,817)
Net loss recognized in copper sales	$(1,886,237)	$(643,287)
Net gain capitalized as mine development costs	$-	$271,891

Ineffective Portion
Unrealized gain on derivatives classified as trading securities	$-	$1,366,908
Unrealized loss on de-designation of copper hedges	$(13,392,853)	$-

Interest Rate Swap Contract

	Year ended	Year ended
	December 31, 2010	December 31, 2009
Effective Portion
Net gain deferred in AOCI	$22,701	$94,841
Loss recognized in interest expense	$(201,493)	$(366,874)

Ineffective Portion
Unrealized loss on de-designation of cash flow hedge	$(319,542)	$-

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.        SALES AGREEMENT

The Company has entered into a long term copper cathode sales agreement effective February 1, 2008, with Red Kite Master Fund Limited ("Red Kite") for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite will accept delivery of the cathode at the Johnson Camp Mine, and pricing will be based on the average monthly COMEX price for high–grade copper. Accordingly, during the years ended December 31, 2010 and 2009, the Company sold approximately and 9,081,475 pounds (4,120 metric tons) and 8,371,933 pounds (3,799 metric tons) of copper cathode, respectively, to Red Kite under the terms of the agreement which represented 100% of the Company’s copper sales. In addition, amounts due from Red Kite comprised 94% and 91% of total accounts receivable as of December 31, 2010 and 2009, respectively.

14.        INCOME TAXES

The components of the provision for income taxes as of December 31, 2010 and 2009 are as follows:

	2010	2009

Current:
Federal	$–	$137,353
State	–	19,622
Total current income tax expense	–	156,975

Deferred:
Federal	–	(137,353)
State	–	(19,622)
Total deferred income tax expense	–	(156,975)

Total	$–	$–

The provision for income taxes reconciles to the amount computed by applying the federal and state statutory rates to income before the provision for income taxes as follows:

	2010	2009

Federal statutory rate	35%	35%
State income taxes, net of federal benefits	5%	5%
Valuation allowance	(40)%	(40)%

Total	–%	–%

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred income taxes as of December 31, 2010 and 2009 are as follows:

	2010	2009

Net operating loss carry forwards	$27,080,000	$28,559,000
Capital loss carry forward	3,563,000	3,618,000
Other tax credits	1,310,000	1,540,000
Stock based compensation	716,000	692,000
Accrued payroll expense	40,000	252,000
Losses on derivatives	6,458,000	5,247,000
Inventory	261,000	219,000
Accrued reclamation expense	66,000	63,000
Other	15,000	20,000
Valuation allowance	(38,957,000)	(39,650,000)

Total deferred tax asset	552,000	560,000

Depreciation and amortization	(552,000)	(560,000)

Total deferred tax liability	(552,000)	(560,000)

Net deferred tax asset	$–	$–

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2010 and 2009 as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance in 2010 and prior years to offset the entire deferred tax asset arising from the tax loss carry forward and other temporary differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The net change in the valuation allowance was a decrease of $693,000 and an increase of $(7,859,000) in 2010 and 2009, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The tax benefits associated with employee exercises of non–qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce income taxes currently payable. However, no benefits were recorded to additional paid–in–capital in 2010 or 2009 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit.

At December 31, 2010, the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $75,200,000 and $17,200,000, respectively. The Company also had a capital loss carry forward of approximately $9,000,000 which can be utilized to offset capital gains and expires in 2011. The NOL carry forwards expire in the years 2011 through 2030, and 2011 through 2015, for federal and state purposes, respectively. The Company believes that a change of control in accordance with section 382 of the Internal Revenue Code occurred on or before November 5, 2009, therefore, the Company’s ability to fully utilize its net operating loss carry forward in computing its taxable income will be limited to an annual maximum of the value of the Company just prior to the change in control multiplied by the long term tax exempt rate. This potential limitation has not been accounted for within the deferred income tax asset for net operating loss carry forwards; however, as previously discussed, the Company has applied a 100% valuation allowance against its net deferred tax assets as of December 31, 2010 and 2009, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2007 – 2010 remain open to examination by the Internal Revenue Service of the United States.

15.        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) for the Company include net realized and unrealized gains (losses) on cash flow hedges, transfers of effective and ineffective cash flow hedges, and mark–to–market adjustments on cash flow hedges.

The activity in accumulated other comprehensive income (loss) for the
years ended December 31, 2010 and 2009 consists of the following:	2010	2009

Balance, beginning of year	$(13,068,959)	$19,726,643
Unrealized losses on cash flow hedges	(643,436)	(31,785,976)
De-designation of copper cash flow hedges	13,392,853	–
De-designation of interest rate swap cash flow hedge	319,542	–
Realized gains (losses) on effective cash flow hedges	(2,087,730)	(380,982)
Realized gains transferred to mine development costs	–	(271,897)
Transfer of realized losses on effective cash flow hedges	2,087,730	1,010,161
Transfer of realized gains on ineffective cash flow hedges	–	(1,366,908)

Balance, end of year	$–	$(13,068,959)

16.        STOCKHOLDERS’ EQUITY

Authorized Shares

In October 2007, the stockholders adopted a resolution approving an amendment to the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. On June 29, 2009, the Company increased the number of authorized shares of Common Stock from 100,000,000 to 200,000,000.

Common Stock

On November 5, 2009, the Company completed an unregistered brokered private placement of 40 million units (the “Units”) for total gross proceeds to the Company of $12,000,000. In connection with the offering, the Company paid the agents of the offering a commission equal to $600,000, or 5% of the gross proceeds of the offering. After deducting additional offering expenses of $162,191, the Company received net proceeds of $11,237,809. Each Unit, priced at $0.30 per Unit, consists of one common share (each a “Share”) and one common share purchase warrant (each a “Warrant”). Each Warrant entitles the holder to purchase one additional common share of the Company at a price of $0.38 per share until June 5, 2012. The Warrants provide for adjustments in the event of stock dividends, subdivisions, consolidations, and other forms of capital reorganization. As of December 31, 2010, the total 40,000,000 warrants are still outstanding.

During 2010, 451,667 stock options were exercised resulting in net proceeds of $40,650. During 2009, 356,670 stock options were exercised at an exercise price of $51,268.

During 2010, the Company issued a total of 621,398 shares of common stock, comprised of 348,907 and 272,491 common shares issued to the Chairman of the Board of Directors and the current Chief Executive

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Officer, respectively, for payment for services rendered to the Company. The total value of these shares was $67,590.

Deferred Stock Units

During the years ended December 31, 2010 and 2009, certain equity–based fees were paid to the Company’s non–executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non–executive directors exercised such rights in respect of the equity–based fees payable to them for 2010 and 2009. Accordingly, during 2010 and 2009, the Company credited a total of 987,500 and 341,317 DSUs, respectively, to its non–executive directors, and recognized compensation expense of $117,500 and $130,000, respectively, related to the issuance of these DSUs. During 2010 and 2009, 306,201 and 78,952 DSUs, respectively, were converted into common shares. As of December 31, 2010 and 2009, there were 1,414,900 and 733,601 DSUs outstanding, respectively.

Warrants

As of December 31, 2010 and 2009, there were a total of 56,064,830 warrants to purchase common shares of the Company at an average exercise price of $0.58 per share. 731,480, 40,000,000 and 15,333,350 warrants have exercise prices of $.30, $.38 and $1.10 per share, respectively. As of December 31, 2010, 731,480 warrants expire in March 2011 and 55,333,350 warrants expire in June 2012.

17.        BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants outstanding. Total outstanding stock options and warrants to purchase shares of the Company’s common stock were 60,616,504, and 61,620,505 as of December 31, 2010 and 2009, respectively. Outstanding options and warrants to purchase 60,616,504 and 18,782,357 shares of common stock for the years ended December 31, 2010 and 2009, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive. For the year ended December 31, 2009, 2,106,668 options and 40,731,480 warrants were included in the calculation of weighted average diluted common shares outstanding.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2010 and 2009:

	2010	2009
Numerator:
Net income (loss) available for common stock holders	$(21,205,410)	$392,438

Denominator:
Basic
Weighted average outstanding shares of common stock	112,149,570	76,415,799
Diluted
Warrants	–	625,584
Stock options	–	1,328,887
Common stock and common stock equivalents	112,149,570	78,370,270

Earnings (Loss) Per Share:
Basic	$(0.19)	$0.01
Diluted	$(0.19)	$0.01

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

Stock Options

There are 4,551,674 stock options outstanding at December 31, 2010, of which 781,674 are non–qualified, non–plan stock options and 3,770,000 have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2009 to 2017.

During 2010, the Company granted 1,855,000 stock options to employees and recognized $134,422 in compensation expense. During 2009, the Company granted 600,000 stock options to employees and directors and recognized $239,108 in compensation expense.

The following table summarizes the annual activity for all stock options for the years ended December 31, 2010 and 2009:

		Weighted Average
	Number of Options	Exercise Price

Options outstanding at December 31, 2008	7,981,675	$.59
Granted	600,000.23
Exercised	(356,670)	.14
Cancelled/Expired	(2,669,330)	.72

Options outstanding at December 31, 2009	5,555,675	$.51
Granted	1,855,000.14
Exercised	(451,666)	.09
Cancelled/Expired	(2,407,335)	.39

Options outstanding at December 31, 2010	4,551,674	$.47

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of December 31, 2010:

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
	Outstanding	in Years	Exercise Price	Intrinsic Value

Total stock options	4,551,674	3.9	$.47	$60,725
Exercisable stock options	4,033,169	3.9	$.51	$40,068

The market price of the Company’s common stock on December 31, 2010 was $.15 per share. The weighted average exercise price of the total and exercisable stock options was $.47 and $.51, respectively. Accordingly, the intrinsic value of such total stock options and exercisable stock options on December 31, 2010 was $60,725 and $40,068, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2010 was $108,267.

The following table summarizes the activity in unvested stock options for the years ended December 31, 2010 and 2009:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average
		Grant Date
	Number of Options	Fair Value

Non–vested options outstanding at December 31, 2008	2,576,667	$.20
Granted	600,000.14
Vested	(1,053,334)	.19
Cancelled/Forfeited	(663,335)	.43

Non–vested options outstanding at December 31, 2009	1,459,998	$.08
Granted	1,855,000.09
Vested	(2,205,238)	.08
Cancelled/Forfeited	(591,255)	.09

Non–vested Options outstanding at December 31, 2010	518,505	$.07

The total grant date fair value of options vested during the year ended December 31, 2010 was $183,295. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of December 31, 2010, 518,505 stock options remained unvested, resulting in $11,625 in compensation expense to be recognized over the next two quarters.

The Company uses the Black–Scholes option pricing model to estimate the fair value of stock options granted. The expected forfeiture rate of approximately 10.5% and 8% in 2010 and 2009, respectively, was based on historical employee turnover rates and adjusted for actual forfeitures of stock options due to the furlough of employees that occurred in July 2010 and the resignation of two of the Company’s executive officers. The expected life of the options granted is estimated using the formula set forth in Securities and Exchange Commission SAB No. 107. The risk–free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group. The peer group is comprised of five publicly traded mining companies that have comparable operational and financial characteristics with that of the Company. The calculated historical volatility for each company in the peer group is given a 10% weighting, for a total peer group weighting of 50%. The calculated historical volatility for the Company is given a 50% weighing within the volatility calculation.

The fair values for the stock options granted during 2010 and 2009 were estimated at the respective dates of grant using the Black–Scholes option pricing model with the following assumptions:

	2010	2009
Risk–free interest rate	0.5% to 1.1%	1.1% to 1.4%
Expected life	2.6 to 2.7 years	2.8 to 3.0 years
Expected volatility	105% to 119%	97% to 104%
Expected dividend yield	0%	0%

19.        COMMITMENTS AND CONTINGENCIES

Effective June 1, 2006, the Company entered into a lease agreement for office space in Tucson, Arizona. The amount of the lease was $4,000 per month, subject to 3% escalation per annum and rental tax, and has a term of 5 years. The following is a schedule of future minimum lease payments at December 31, 2010 under the Company’s operating leases that have initial non–cancelable lease terms in excess of one year:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,
2011	22,513

Total	$22,513

Rental expense charged to operations was $82,402 and $93,285 for the years ended December 31, 2010 and 2009, respectively.

401(k) Retirement Plan

Effective March 7, 2008, the Company adopted a 401(k) Plan for all of its employees. Under the 401(k) Plan, when an employee meets certain eligibility requirements, the Company will make non-elective contributions in an amount equal to up to 4% of such employee’s eligible compensation, pursuant to the tax deferral “safe harbor” provided for in section 401(k) of the Internal Revenue Code. The Company recognized $108,767 and $128,445 of contribution expense related to the 401(k) plan during the years ended December 31, 2010 and 2009, respectively.

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

Consent/Compliance Orders

On September 7, 2002, the ADEQ issued a Compliance Order requiring the Company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, the Company entered into a stipulated judgment with the ADEQ which assessed civil penalties in the amount of $4,325,000. The stipulated judgment could only be entered should a default notice issued pursuant to the Compliance Order not be cured within 45 days after notice was received. The Compliance Order further provided that any future violations of Arizona’s aquifer protection laws would subject the Company to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment.

On August 15, 2007, the ADEQ declared that all components necessary for the Company’s Aquifer Protection Permit (“APP”) application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process.

The ADEQ issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the APP Program and indicating that certain violations constituted non–compliance with the Compliance Order. The Company timely responded to the Notice of Violation by submittal dated August 7, 2008, indicating that no such violations occurred. In addition, the Company performed certain remedial type actions with respect to various areas referenced in the ADEQ’s Notice of Violation. The ADEQ responded, indicating that it was not completely satisfied with the Company’s position and response. The parties conferred and the Company submitted additional information dated January 15, 2009 in accordance with the parties’ discussions. On March 26, 2009 ADEQ issued a letter to the Company indicating that the documenting compliance requirements of the Notice of Violation had been met.

On October 19, 2010, the Company was issued an APP for the Johnson Camp Mine property.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2010, the Company and ADEQ reached an agreement to settle all unresolved issues resulting from the previously issued Notice of Violation for a penalty of $65,000 and the Company’s completion of several monitoring wells and the installation of a drinking water system under a definitive schedule. These improvements are expected to be completed by June of 2011 at an estimated cost of approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions and resolving these matters has been finalized and agreed to by the parties, and should be formally entered into within the next 60 days.

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

Under the Performance Plan, the achievement of targets or milestones was not on an “all or nothing” basis. If a milestone was achieved later than the target date set by the Compensation Committee, it was still achieved; however, it was achieved at less than 100%. The level of achievement reached with respect to the established targets or milestones was determined by the Chief Executive Officer, subject to approval by the Compensation Committee.

In June 2009, after a review of the milestones and the Company’s success in achieving them, the Compensation Committee determined the Performance Plan payout to be $417,141, which was included in accrued liabilities as of December 31, 2009. During 2010 and 2009, the Company recognized $(292,351) and ($141,656), respectively, related to reversals in the accrued compensation expense associated with the Performance Plan. During the years ended December 31, 2010 and 2009, the Company paid out $124,790 and $0, respectively. As of December 31, 2010, there are no amounts payable under the Performance Plan.

2010-2011 Bonus Plan

In November 2010, the Company adopted a new bonus plan, or the 2010-2011 Bonus Plan, for the purpose of retaining and providing an incentive to certain key employees involved in the recapitalization of the Company, the construction of the new leach pads, and the restart of mining operations at the

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Johnson Camp Mine. Should all of these milestones be achieved in accordance with the 2010-2011 Bonus Plan, a total of $550,000 would be paid out to the participants. As of December 31, 2010, no amounts were payable under this Plan.

Royalty Obligations

Arimetco

Copper metal produced from the Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1,000,000. During 2010 and 2009, the Company accrued royalty expense of $181,630 and $164,849, respectively, and made payments thereon of $85,500 and $130,405, respectively. As of December 31, 2010, the Company has incurred and paid a total of $404,511 and $251,980, respectively, under this commitment. Accordingly, the total amount accrued under this obligation as of December 31, 2010 is $152,531 and is included within accounts payable on the consolidated balance sheet.

Royal Gold

During March 2009, the Company sold a 2.5% royalty on the mineral production sold from the existing mineral rights at Johnson Camp to International Royalty Corporation, acting through its subsidiary, IRC Nevada Inc. (currently Royal Gold), for net proceeds of approximately $4,950,000. This amount was recorded on the consolidated balance sheet as deferred revenue and is being amortized to revenue over the life of the mine based on a “units of production method” basis. During 2010 and 2009, the Company recognized $119,696 and $99,316 in related royalty income, accrued $760,359 and $489,150 in royalty expense, and made payments thereon of $148,000 and $105,824, respectively. Accordingly, the total amount accrued under this obligation as of December 31, 2010 and 2009 is $995,686 and $383,226, respectively, and is included within accounts payable on the consolidated balance sheets.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2010, included in accrued interest on the consolidated balance sheet is $73,528 related thereto.

Letters of Credit

As part of its ongoing business and operations, the Company is required to provide bank letters of credit as financial support for various purposes, including environmental reclamation and other general corporate purposes. As of December 31, 2010 and 2009, there was $686,476 of outstanding letters of credit. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the Company. Certain of these instruments are associated with operating sites with long–lived assets and will remain outstanding until closure.

20.        LITIGATION

Other than as set forth below, as of December 31, 2010, the Company knows of no material, existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. Except as discussed below, the outcome of open unresolved legal proceedings is presently indeterminable. Therefore, except as noted below, any settlement resulting from the resolution of these contingencies will be accounted for in the period of settlement. The Company

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

does not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact its financial position, results of operations or cash flows. Furthermore, it is the Company’s policy to accrue for the legal expenses associated with contingencies as the expenses are incurred.

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

On September 7, 2002, the ADEQ issued a Compliance Order requiring the Company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, the Company entered into a stipulated judgment with the ADEQ which assessed civil penalties in the amount of $4,325,000. The stipulated judgment could only be entered should a default notice issued pursuant to the Compliance Order not be cured within 45 days after notice was received. The Compliance Order further provided that any future violations of Arizona’s aquifer protection laws would subject the Company to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment.

On August 15, 2007, the ADEQ declared that all components necessary for the Company’s APP application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process.

The ADEQ issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the APP Program and indicating that certain violations constituted non–compliance with the Compliance Order. The Company timely responded to the Notice of Violation by submittal dated August 7, 2008, indicating that no such violations occurred. In addition, the Company performed certain remedial type actions with respect to various areas referenced in the ADEQ’s Notice of Violation. The ADEQ responded, indicating that it was not completely satisfied with the Company’s position and response. The parties conferred and the Company submitted additional information dated January 15, 2009 in accordance with the parties’ discussions. On March 26, 2009 ADEQ issued a letter to the Company indicating that the documenting compliance requirements of the Notice of Violation had been met.

On October 19, 2010, the Company was issued an APP for the Johnson Camp Mine property.

In November 2010, the Company and ADEQ reached an agreement to settle all unresolved issues resulting from the previously issued Notice of Violation for a penalty of $65,000 and the Company’s completion of several monitoring wells and the installation of a drinking water system under a definitive schedule. These improvements are expected to be completed by June of 2011 at an estimated cost of approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions and resolving these matters has been finalized and agreed to by the parties, and should be formally entered into within the next 60 days.

Patent Infringement Lawsuit

In January 2009, a lawsuit was filed by Corrosion IP Corp. and CTI Southwest, LLC (collectively known as “CTI”) against the Company alleging that certain containers for corrosive materials purchased from Novenco Consultants Limited infringe on three patents held by the plaintiffs, and further alleging that the Company infringed on a copyrighted drawing owned by the plaintiffs. The Company filed an answer denying all liability and also filed a Third Party Complaint against Novenco. Prior to the purchase of the containers from Novenco, Novenco assured the Company that the containers did not infringe on any patents held by others and provided the Company with an indemnification agreement whereby Novenco

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreed to indemnify the Company from any damages that might arise from a claim of patent infringement.

In June 2010, the Company reached a settlement of all claims with Novenco and CTI. Under the settlement agreement, the Company is obligated to pay CTI a total of $25,000, $3,125 upon the execution of the agreement and $3,125 per month for the subsequent seven months. As of December 31, 2010, the Company owes CTI $3,125.

Complaint by Former Employee

In January 2010, the Company received notice of Complaints filed with the U.S. Department of Labor and the Office of the Attorney General of the State of Arizona alleging discriminatory employment practices against a former employee in violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A and Arizona Civil Rights. The Company denies all material allegations set forth in the Complaints and has engaged legal counsel to respond to the Complaints and represent the Company with respect to the investigations.

In January 2011, the Company received notification that the Office of the Attorney General of the State of Arizona has dismissed the Charge of Discrimination, finding that there was no evidence to establish a violation of the Arizona civil rights statute and that further investigation is not likely to produce any such evidence.

The Federal case under the auspices of the Occupational Safety and Health Administration (OSHA) is still pending. The Company intends to vigorously defend itself against these matters and it does not believe that it will be held liable for the alleged claims. The Company also believes that if the former employee is successful, the resulting award of damages (net of insurance reimbursement) against the Company, if any, will not be material to the financial condition of the Company.

21.        RELATED PARTY TRANSACTIONS

During 2010 the Company incurred $6,000 for consulting services rendered by Mr. John Cook, a Director of the Company, related to mining plans for the Johnson Camp Mine.

In 2010, the Company signed two $50,000 promissory notes, for a total of $100,000, with two members of the Board of Directors. The proceeds were utilized for working capital.

22.        FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results may not be indicative of the amounts realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s financial instruments as of December 31, 2010:

	Carrying	Estimated Fair
	Amount	Value

Financial Assets:
Cash and cash equivalents	$1,120,023	$1,120,023
Accounts receivable	442,403	442,403
Restricted marketable securities	686,476	686,476
Financial Liabilities:
Derivative instruments	8,677,926	8,677,926
Accounts payable	3,915,011	***
Accrued expenses	894,389	***
Accrued interest	1,762,709	***
Copper derivatives settlement payable	7,660,508	***
Long-term debt	6,495,428	***
Senior long-term debt	23,257,826	***

The carrying amounts for cash and cash equivalents, accounts receivable and restricted marketable securities approximate fair value because of the short maturities of these financial instruments. As noted above, the Company’s derivatives are carried on the consolidated balance sheet at estimated fair value and include a credit risk valuation adjustment of $404,465 which was based upon the Company’s current default rate of interest of 9.06% above LIBOR on its senior long-term debt.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of December 31, 2010 is considered impracticable. In addition, due the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable and long-term debt as of December 31, 2010 is also considered impracticable.

23.        CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities, accounts receivable, and derivatives. The Company places its cash and marketable securities with high quality financial institutions and limits its credit exposure with any one financial institution. At times, the Company’s bank account balances may exceed federally insured limits. As of December 31, 2010 and 2009, 94% and 91%, respectively, of the Company’s total accounts receivable were from one customer to whom 100% of the Company’s copper production is sold.

The Company had no potential direct loss due to credit risk on its derivative instruments as of December 31, 2010 as the only derivatives in an asset position where covered by a master netting arrangement and are netted in full against other derivatives in a liability position. All other derivatives were in a liability position as of December 31, 2010. However, the counterparty to the Company’s derivatives, Nedbank, is also the senior leader on the Company’s long term debt, for which substantially all of the Company’s assets are held as collateral. Furthermore, in accordance with the related Credit Agreement, the Company’s default on the derivative contracts triggers a cross default under the Credit Agreement which puts Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. In addition, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company neither deposited nor holds any collateral related to its derivative financial instruments. In addition, to date, the Company has not required any of its counterparties or customers to post collateral.

24.        NON–CASH INVESTING AND FINANCING ACTIVITIES

Supplemental Disclosure of Non–cash Investing and Financing Activities as
of December 31, 2010 and 2009:	2010	2009

Mark to market losses from cash flow hedges	$(643,436)	$(31,785,976)
Refinancing of long-term liability with long-term debt	849,992	–
Refinancing of accounts payable with long-term debt	7,350,008	–
Common stock issued in exchange for deferred stock units	3,062	790
Capitalization of asset retirement obligation	3,766,300	–
Change in depreciation expense allocated to inventories	(55,394)	1,551,156
Change in depreciation expense allocated to stockpiles and ore on leach pads	(135,332)	–
Change in property and equipment financed by accounts payable	(762,830)	–
Capitalized interest	–	359,167
Change in construction in progress financed by accounts payable	–	(6,518,085)
Gain on sale of copper hedges-effective portion allocated to mine development costs	–	(271,897)
Accrued interest added to long term debt	–	1,838,022
Warrants issued in connection with debt facilities	–	100,000
Common stock issued for settlement of outstanding claims	–	200,000
Note payable issued in exchange for accounts payable	–	850,000

25.        SUBSEQUENT EVENTS

On January 2011, the Company entered into an amended and restated executive employment agreement with Wayne Morrison, Chief Executive Officer and Chief Financial Officer. The agreement is for a term of three years, beginning on the commencement date, as defined in the agreement, of November 30, 2010, and, unless terminated pursuant to the provisions therein, will automatically extend for successive one-year terms. In accordance with the agreement, if Mr. Morrison is terminated by the Company without cause, as defined in the agreement, he will be entitled to the continuation of his base salary in effect at the date of termination for a period of 24 months. Furthermore, if Mr. Morrison is terminated following a change in control of the Company, as defined in the agreement, he will be entitled to a lump sum payment equal to three times his based salary in effect on the date of the change in control.

On March 15, 2011, the Board of Directors approved the issuance of 500,000 stock options to Mr. Wayne Morrison, CEO and CFO of the Company, at an exercise price of $.165 per common share, the fair value of the Company’s common stock on the date of grant, and a five year term. The options vested 75% on the grant date with the additional 25% vesting on June 30, 2011.

Subsequent to December 31, 2010, the Company has made a total of $800,000 in payments to Nedbank, its senior lender and counterparty to its copper derivatives settlement payable, comprised of approximately $414,819 in accrued interest and $385,181 in amounts owed on its copper derivative settlement payable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 31, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wayne Morrison
Wayne Morrison
(Principal Executive Officer)
Chief Executive and Chief Financial Officer
Date: March 31, 2011

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 31, 2011

By:
Stephen Seymour
Director
Date:

By:	/s/ Douglas P. Hamilton
Douglas P. Hamilton
Director
Date: March 31, 2011

By:	/s/ John F. Cook
John F. Cook
Director
Date: March 31, 2011

i