Form 10-Q
period 2011-03-31
NORD RESOURCES CORP
filed 2011-05-13
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes[ x ]    No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[  ]    No[   ]

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
Yes[  ]   No[ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
112,177,627 shares of common stock as of March 31, 2011.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2011

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

It is the opinion of management that the interim condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2010. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2010.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,438,430	$1,120,023
Accounts receivable	23,014	442,403
Inventories	3,871,426	4,685,599
Prepaid expenses and other assets	200,410	146,534

Total Current Assets	5,533,280	6,394,559

Property and Equipment, at cost:
Property and equipment	50,034,016	51,096,100
Less accumulated depreciation, depletion and amortization	(5,769,288)	(5,639,197)

Net Property and Equipment	44,264,728	45,456,903

Other Assets:
Deposits	123,093	123,093
Restricted marketable securities	686,476	686,476
Stockpiles and ore on leach pads	9,690,776	10,228,475
Debt issuance costs, net of accumulated amortization	628,160	714,653

Total Other Assets	11,128,505	11,752,697

Total Assets	$60,926,513	$63,604,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Continued)

	March 31,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$3,960,233	$3,915,011
Accrued expenses	926,402	894,389
Accrued interest	2,038,736	1,762,709
Copper derivatives settlement payable	9,818,247	7,660,508
Current maturities of senior long-term debt	16,110,886	14,320,788
Current maturities of derivative contracts, at fair value	7,139,684	8,677,926
Senior long-term debt accelerated due to default	7,146,940	8,937,038
Other current liabilities	61,411	55,856

Total Current Liabilities	47,202,539	46,224,225

Long-Term Liabilities:
Long-term debt	6,344,360	6,495,428
Deferred revenue, less current portion	4,671,102	4,690,940
Accrued reclamation costs	2,644,387	3,932,966
Other long-term liabilities	120,673	133,505

Total Long-Term Liabilities	13,780,522	15,252,839

Total Liabilities	60,983,061	61,477,064

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock: $.01 par value, 200,000,000 shares authorized, 112,177,627 and 111,814,852 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,121,777	1,118,149
Additional paid–in–capital	121,925,243	121,835,134
Accumulated deficit	(123,103,568)	(120,826,188)

Total Stockholders’ Equity (Deficit)	(56,548)	2,127,095

Total Liabilities and Stockholders’ Equity (Deficit)	$60,926,513	$63,604,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Net sales	$4,753,344	$6,005,314

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	4,382,805	3,360,695

General and administrative expenses (includes stock based compensation of $82,199 and $50,926, respectively)	517,833	582,044
Depreciation, depletion and amortization	259,304	396,893

Income (loss) from operations	(406,598)	1,665,682

Other income (expense):
Interest expense	(889,208)	(593,719)
Losses on derivatives classified as trading securities	(1,004,678)	–
Miscellaneous income (expense)	23,104	(63,174)

Total other income (expense)	(1,870,782)	(656,893)

Income (loss) before income taxes	(2,277,380)	1,008,789

Provision for income taxes	–	–

Net income (loss)	$(2,277,380)	$1,008,789

Net income (loss) per basic and diluted share of common stock:

Weighted average number of basic common shares outstanding	113,310,388	111,170,298
Basic earnings (loss) per share of common stock	$(0.02)	$0.01

Weighted average number of diluted common shares outstanding	113,310,388	115,930,964
Diluted earnings (loss) per share of common stock	$(0.02)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

					Total
			Additional		Stockholders’
			Paid-in	Accumulated	Equity
	Common Stock		Capital	Deficit	(Deficit)
	Shares	Amount

Balance at December 31, 2010	111,814,852	$1,118,149	$121,835,134	$(120,826,188)	$2,127,095
Comprehensive loss:
Net loss	-	-	-	(2,277,380)	(2,277,380)
Comprehensive loss					(2,277,380)

Common stock issued for settlement of accounts payable	82,418	824	10,714	-	11,538
Compensation expense from issuance of stock options	-	-	55,949	-	55,949
Common stock issued for deferred stock units	280,357	2,804	(2,804)	-	-
Compensation expense from issuance of deferred stock units	-	-	26,250	-	26,250

Balance at March 31, 2011	112,177,627	$1,121,777	$121,925,243	$(123,103,568)	$(56,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$(2,277,380)	$1,008,789
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	259,304	396,893
Accretion expense on accrued reclamation costs	114,784	2,130
Amortization of debt issuance costs	86,493	62,576
Issuance of stock options for services rendered	55,949	18,426
Issuance of deferred stock units for services rendered	26,250	32,500
Unrealized gain on derivatives classified as trading securities	(1,538,242)	-
Changes in assets and liabilities:
Accounts receivable	419,389	675,413
Inventories, stockpiles and ore on leach pads	1,222,659	(6,707,879)
Prepaid expenses and other assets	(53,876)	(45,441)
Accounts payable	19,049	2,909,496
Accrued expenses	32,013	463,496
Accrued interest	276,027	398,508
Copper derivatives settlement payable	2,157,739	-
Deferred revenue	(14,283)	(31,921)
Other liabilities	(8,631)	(9,391)
Net Cash Provided (Used) By Operating Activities	777,244	(826,405)

Cash Flows From Investing Activities:
Capital expenditures	(303,568)	(42,499)
Net Cash Used By Investing Activities	(303,568)	(42,499)

Cash Flows From Financing Activities:
Debt issuance costs	-	(647)
Principal payments on long-term debt	(151,068)	-
Principal payments on capital lease	(4,201)	(3,164)
Net Cash Used By Financing Activities	(155,269)	(3,811)

Net Increase (Decrease) in Cash and Cash Equivalents	318,407	(872,715)

Cash and Cash Equivalents at Beginning of Period	1,120,023	1,298,138

Cash and Cash Equivalents at End of Period	$1,438,430	$425,423

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$503,120	$-
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
(Continued)

	2011	2010

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued in exchange for deferred stock units	$2,804	$853
Common stock issued for settlement of accounts payable	11,538	-
Mark to market of cash flow hedges	-	(672,451)
Change in property and equipment financed by accounts payable	37,711	68,781
Change in depreciation allocated to inventory	(129,213)	664,942
Change in estimate of cash flows for asset retirement obligation	(1,403,363)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	FINANCIAL STATEMENTS

Nord Resources Corporation and Subsidiary (the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. In July 2007, the Company commenced the reactivation of the Johnson Camp Mine. The Company commenced copper cathode production from leaching existing old dumps in January 2008 and commenced mining of new ore upon completion of the reactivation work in January 2009. The Company achieved commercial copper cathode production from newly-mined ore on April 1, 2009 following substantial completion of the testing and development phase. In July 2010, the Company temporarily suspended the mining and crushing of new ore and implemented an action plan aimed at improving operating efficiencies.

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2011. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Going Concern

Nedbank, the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments that were due between March 31, 2010 and March 31, 2011 under the Company’s $25,000,000 secured term-loan credit facility. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010, and, as such, the full amount of the outstanding principal and accrued and unpaid interest must now be included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. As of March 31, 2011, the Company has reclassified $7,146,940 of senior long-term debt to current liabilities within the condensed consolidated balance sheet. As of the date of these condensed consolidated financial statements, Nedbank has not exercised its rights under the Credit Agreement to provide notification of the Company’s default condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely monthly settlement payments beginning in March of 2010 through March 31, 2011 under the copper hedge agreement. As of March 31, 2011, the amount due to Nedbank Capital related to these settlements is $9,818,247 and is included in current liabilities within the copper derivatives settlement payable line item. The remaining derivative contracts under this agreement settle in 2011 and are therefore included in current liabilities as of March 31, 2011.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to build additional leach pad capacity, resume full operations and achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. The Company’s ramp-up of production since the commencement of commercial production has been slower than originally forecasted. In July 2010, the Company implemented measures to reduce its costs, maximize cash flow, and improve its operating efficiencies. As part of this program, the Company furloughed approximately 50% of its workforce at the Johnson Camp Mine and temporarily suspended the mining and crushing of new ore. The Company continues to produce copper through the leaching of ore already in place on its existing pads and processing the solution through the SX-EW plant. The suspension has resulted in an immediate reduction of costs and has enabled the Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the Company’s existing pads and the operation of its SX-EW plant. The suspension has provided the Company with the opportunity to further evaluate its geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model will provide the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore.

The Company is evaluating a variety of alternatives to improve its liquidity. There can be no assurance that the Company will be able to improve its liquidity.

Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to the current condensed consolidated financial statement presentation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserve estimation, the metallurgical recovery rate and estimates of recoverable copper in stockpiles and ore on leach pads of the Johnson Camp Mine that are the basis for future cash flow estimates; estimates of costs to produce a pound of copper under normalized production levels (“standard costs”); useful asset lives for depreciation, depletion and amortization; reclamation and closure cost obligations; asset impairment (including long–lived assets), including estimates used to derive future cash flows associated with those assets; deferred taxes and valuation allowances; disclosures and reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments and stock based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the quarter ended March 31, 2011, the Company made the following changes to estimates having a material impact on the current and/or future consolidated financial statements: as of March 31, 2011, based upon the results of independent third party estimates commissioned, the Company revised the cost estimates to reclaim the Johnson Camp Mine at the end of the mine’s life to approximately $9,100,000 (based upon 2011 dollars), thus decreasing the asset retirement obligation and related accrued reclamation liability by $1,403,363.

The Company is currently in the process of revising its estimate of the proven and probable reserves at the Johnson Camp Mine. Upon the Company’s purchase of the Johnson Camp Mine in 1999, pursuant to the accounting standards and market conditions in place at the time, the Company allocated 100% of the purchase price to the property and equipment and, as such, $0 was allocated to proven and probable reserves. Accordingly, a revision to this estimate, if and when it occurs, is not expected to have a material impact on the Company’s condensed consolidated financial statements. Furthermore, under current market conditions, the Company does not believe that a revision will trigger an impairment analysis for its long lived assets. A revision to the estimate of proven and probable reserves, when and if it occurs, will be accounted for on a prospective basis and will impact those items that are amortized via the units of production method; specifically property and equipment and deferred revenue.

3.	ADOPTION OF RECENTLY ISSUED ACCOUNTING GUIDANCE

In January 2010, ASC guidance for fair value measurements and disclosure was updated to require enhanced detail in the level 3 reconciliation. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2010, the ASC guidance for business combinations was updated to clarify existing guidance which requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	INVENTORY

Inventory is as follows:

	March 31,	December 31,
	2011	2010
Current Assets:	(unaudited)
Copper in process	$3,300,687	$4,142,922
Finished goods	22,213	43,813
Material and supplies	548,526	498,864
	3,871,426	4,685,599
Long-Term Assets:
Stockpiles and ore on leach pads	9,690,776	10,228,475
Total Inventory	$13,562,202	$14,914,074

The Company’s inventories are carried at the lower of average cost or net realizable value. Copper in process and finished goods inventories are valued using the average cost of production and include all costs of purchase, conversion costs (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company considers only those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Costs incurred in excess of this standard are expensed as incurred as abnormal costs which are included in costs applicable to sales within the condensed consolidated statement of operations. Accordingly, during the three month periods ended March 31, 2011 and 2010, the Company expensed $2,874,185 and $906,695, respectively, of abnormal production costs due to the underutilization of plant capacity.

The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads.

5.	PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Land	$98,094	$98,094
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	2,418,278	3,821,641
Mining and other equipment	43,136,912	42,795,633
Total	50,034,016	51,096,100

Accumulated depreciation, depletion and amortization	(5,769,288)	(5,639,197)
Net property and equipment	$44,264,728	$45,456,903

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $259,304 and $396,893 for the three month periods ended March 31, 2011 and 2010, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of March 31, 2011 and December 31, 2010, $1,231,228 and $1,360,441, respectively, of DD&A costs were included in copper inventories.

6.	LONG-TERM DEBT

Long–term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(16,110,886)	(14,320,788)
Less long-term portion of senior facility accelerated due to default	(7,146,940)	(8,937,038)
Long-term note payable with mining contractor	6,344,360	6,495,428
Total Long-Term Debt	$6,344,360	$6,495,428

Senior Project Financing Facility

The Company was unable to make the payments of principal in the amounts of $1,790,099 that were due on March 31, June 30, September 30, and December 31, 2010, and March 31, 2011, respectively, and interest payments totaling $2,104,670 that were due during 2010 and $598,834 due March 31, 2011, respectively, to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010, and the full amount of the outstanding principal of $23,257,826 must now be included in the Company’s current liabilities. Therefore, the Company has reclassified $7,146,940 of senior long-term debt to current liabilities within its condensed consolidated balance sheet as of March 31, 2011. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default, the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.36% at March 31, 2011). Accrued interest related to the Credit Agreement was $1,873,197 and $1,689,181 as of March 31, 2011 and December 31, 2010, respectively, and is included within accrued interest on the condensed consolidated balance sheets.

In accordance with the Credit Agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and April 6, 2011 under the terms of its Copper Hedge Agreement. As of March 31, 2011 and December 31, 2010, the total amounts due to Nedbank related to settlements under the Copper Hedge Agreement were $9,818,247 and $7,660,508, respectively, and are included in copper derivatives settlement payable within the condensed consolidated balance sheets.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make certain restricted payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated Credit Agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of March 31, 2011.

Pursuant to the terms of the Credit Agreement, as amended, upon default, Nedbank has the right, among others, to provide notification of such condition and commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company. As of the date of these condensed consolidated financial statements, the Company has not received notification that Nedbank has exercised its rights under the Credit Agreement.

Note Payable with Mining Contractor

On July 29, 2010, the Company reached an agreement with Fisher Sand & Gravel Company (“Fisher”), the Company’s mining contractor, to convert $8,200,000 of unsecured trade payables, including the former note in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the Settlement Agreement, Fisher receives weekly payments on the Note with the amounts based on a formula related to the level of copper sales made by the Company and the weekly realized price of copper. Accordingly, under the Agreement, if the Company ships four loads, as defined in the Agreement, or approximately 176,000 pounds of copper or greater on a weekly basis, the weekly payments are calculated by multiplying the base amount of $100,000 by a factor equal to the average weekly realized price of copper per pound divided by $3.00. If the Company ships between 132,000 (three loads) and 176,000 (four loads) pounds of copper on a weekly basis, the base weekly amount decreases to $75,000. If the Company ships less than 132,000 pounds of copper on a weekly basis, the amounts due under the note equate to interest only payments on the outstanding principal balance. Any unpaid principal, along with any accrued interest, is due in full on July 31, 2012.

During the quarter ended March 31, 2011, although not required to do so under the terms of the Agreement, the Company made principal payments on the Note of $151,068. Interest payments of $88,358 were made in accordance with the Agreement for the three month period ended March 31, 2011. As of March 31, 2011, the Company’s projections of copper production for the next 12 months, which are based upon the current state of operations wherein the Company has ceased the mining and crushing of new ore, equate to estimates of interest only payments on the Note for the next 12 months. Accordingly, as of March 31, 2011, the total principal balance on the Note of $6,344,360 is included in long-term debt. This estimate is subject to change based upon changes made to the Company’s mining operations. There was no accrued interest related to the Note as of March 31, 2011 and December 31, 2010, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	DEFERRED REVENUE

On March 31, 2009, the Company sold to Royal Gold (formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are expensed in the period incurred. During the three month periods ended March 31, 2011 and 2010, the Company recognized $14,283 and $31,921, respectively, in revenue and recorded $118,477 and $196,491, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. Total deferred revenue is $4,716,705 and $4,730,988 as of March 31, 2011 and December 31, 2010, respectively. Deferred revenue of $45,603 is expected to be amortized to revenue over the next twelve months. As of March 31, 2011 and December 31, 2010, the total amount owed by the Company under the terms of the royalty agreement was $1,039,162 and $995,686, respectively, and is included in accounts payable on the condensed consolidated balance sheets. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $99,773 and $73,528 of interest as of March 31, 2011 and December 31, 2010, respectively, which is included within accrued interest on the condensed consolidated balance sheets.

8.	ACCRUED RECLAMATION COSTS

The Company estimates its asset retirement obligations and related accrued reclamation costs using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes. During 2010, the Company completed an updated review of its reclamation plan and the related estimated costs of reclamation. As a result, as of December 31, 2010, the Company estimated the aggregate undiscounted obligation to be approximately $13,000,000 for the Johnson Camp Mine. However, as of March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (based on 2011 dollars). Accordingly, these cash flow revisions were effected in the estimated fair value of the asset retirement obligation as of March 31, 2011 which decreased the obligation by $1,403,363.

To calculate the estimated fair value of this obligation in accordance with the related ASC, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% at March 31, 2011. The estimated remaining life of the Johnson Camp Mine as of March 31, 2011 is approximately thirteen years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023 – 2024. As 100% of the cash flows are projected to occur in 2023-2024, 100% of the accrued reclamation costs are classified as long-term within the condensed consolidated balance sheets. Reconciliations of the beginning and ending carrying amounts of the Company’s asset retirement obligation for the three months ended March 31, 2011 and year ended December 31, 2010, respectively, are as follows:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31,	December 31,
	2011	2010
	(unaudited)
Accrued reclamation costs, beginning of period	$3,932,966	$157,580
Accretion expense	114,784	9,086
Revisions to cash flow estimates	(1,403,363)	3,766,300

Accrued reclamation costs, end of period	$2,644,387	$3,932,966

9.	DERIVATIVE INSTRUMENTS

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

Under ASC guidance for derivative instruments and hedging activities, these contracts are carried on the condensed consolidated balance sheets at their estimated fair value which as of March 31, 2011 and December 31, 2010 was $(6,968,612) and $(8,455,156), respectively. The March 31, 2011 balance includes a counterparty credit valuation adjustment of $252,988 which is reported in losses on derivatives classified as trading securities within the condensed consolidated statement of operations. The December 31, 2010 balance includes a counterparty credit valuation adjustment of $390,638. From the period of inception of the derivative contracts through March 31, 2010, these contracts were designated as cash flow hedges with changes to the estimated fair value of these contracts being reflected in accumulated other comprehensive income (loss). However, due to the Company’s inability to make the required payments as the copper derivative contracts settled, the Company de-designated the cash-flow hedges as of April 1, 2010 and in so doing reclassified the outstanding hedge contracts from cash flow hedges to trading securities. Consequently, commencing on April 1, 2010, the changes in estimated fair value of these contracts are reflected in unrealized gain (loss) on derivatives classified as trading securities within the condensed consolidated statement of operations. As the Company has been unable to make the requisite payments under the copper hedge agreement, they are currently in default of the agreement, which also triggers a cross default under the Company’s Amended Credit Agreement with Nedbank. As of March 31, 2011 and December 31, 2010, the amounts owed to Nedbank related to the settlements of the copper derivative contracts are $9,818,247 and $7,660,508, respectively, and are included in current liabilities within the condensed consolidated balance sheets.

During the three month periods ended March 31, 2011 and 2010, the settlements of derivatives classified as cash flow hedges for 0 and 1,984,161 notional pounds of copper amounted to $0 and ($1,886,237), respectively, and were classified as effective hedges. Accordingly, these amounts are included in net sales in the condensed consolidated statements of operations. During the three month periods ended March 31, 2011 and 2010, decreases in estimated fair value of copper derivatives classified as cash flow hedges in the amounts of $0 and ($666,138) were recorded as accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As stated above, effective April 1, 2010, the Company no longer classified its copper derivatives as cash flow hedges. Accordingly, during the three month period ended March 31, 2011 the Company recognized a realized loss of ($2,542,920) on the monthly settlements of a total of 1,322,774 notional pounds of copper for the derivatives now classified as trading securities. The Company also recognized an unrealized gain of $1,486,544, which includes the counterparty credit valuation adjustment of $252,988, related to the mark to market adjustment for the estimated change in market value of the copper derivatives classified as trading securities that occurred during the three month period ended March 31, 2011. As of March 31, 2011, 100% of the Company’s copper derivatives are classified as trading securities with no remaining derivatives classified as cash-flow hedges.

As of March 31, 2011, the estimated amount of copper production covered by economic hedges (derivatives no longer classified as cash flow hedges for accounting purposes) classified as trading securities was approximately 195% for the remaining nine months of 2011. As of March 31, 2011, the Company had in place forward contracts of 1,800 (3,968,321 pounds) metric tons for 2011 at a net forward price of $4,320 ($1.96 per pound) per metric ton. The program also includes the purchase of long call options for the same quantities thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of March 31, 2011, the average strike price of the long call options was $8,654 ($3.93 per pound) for the remaining nine months of 2011. As of December 31, 2011, all of the Company’s copper derivatives will have settled. Accordingly, 100% of the derivatives are classified as current liabilities as of March 31, 2011.

Although this estimate is subject to changes in the forward price curve for copper, the estimated amount of the copper derivatives that will settle over the next nine months in accordance with their normal operating terms stated in the contracts is $7,221,600 ($6,968,612 after the counterparty credit valuation adjustment).

Interest Rate Swap

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

Under ASC guidance for derivative instruments and hedging activities, this interest rate swap agreement is carried on the condensed consolidated balance sheets at fair value which was estimated at ($171,072) and ($222,770) as of March 31, 2011 and December 31, 2010, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in fair value reflected in accumulated other comprehensive income (loss). As noted above, the Company continues to be in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period from March 31, 2010 to March 31, 2011. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank Credit Facility, effective July 1, 2010, the Company de-designated 100% of the interest rate swap previously classified as a cash-flow hedge and reclassified the estimated fair value of the interest rate swap from accumulated other comprehensive income (loss) to other income (expense), recognizing an unrealized loss for the amount.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three month periods ended March 31, 2011 and 2010, the Company recognized $65,767 and $105,817, respectively, in interest expense related to the quarterly settlements of the interest rate swap. During the three month period ended March 31, 2011, the Company recognized an unrealized gain of $51,698 related to changes in the estimated fair value of the interest rate swap. During the three month period ending March 31, 2010, a change in fair value in the amount of ($6,313) was reflected in accumulated other comprehensive income (loss) as the derivative was designated as a cash flow hedge during the period.

As of March 31, 2011, the estimated fair value of the interest rate swap includes a counterparty credit valuation adjustment of $9,470 which is reported in losses on derivatives classified as trading securities within the condensed consolidated statement of operations for the three month period ended March 31, 2011.

Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of March 31, 2011, the estimated amount of the interest rate swap derivatives that will settle over the next twelve months in accordance with their normal operating terms stated in the contracts is $161,361 ($154,274 after proportionate counterparty credit valuation adjustment). In addition, due to the Company’s default under the credit agreement with Nedbank, and therefore, its cross default under the terms of the interest rate swap, the Company has reclassified the long-term amount of $16,798 to current liabilities.

Fair Value of Derivative Instruments

	Balance Sheet
	Location	Fair Value
As of March 31, 2011
(Unaudited)
Commodity contracts	Current Liabilities	$(6,968,612)
Interest rate swap contracts	Current Liabilities	$(171,072)

As of December 31, 2010
Commodity contracts	Current Liabilities	$(8,455,156)
Interest rate swap contracts	Current Liabilities	$(222,770)

Cash-Flow Hedges

Prior to the de-designation of derivatives as cash flow hedges which occurred on April 1, 2010 for the copper derivatives and on July 1, 2010 for the interest rate swap, the Company utilized derivatives for the purpose of hedging forecasted cash flows related to the sale of copper and debt service requirements. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on the derivative representing either hedged components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the three months ended March 31, 2011 none of the derivatives were designated as cash flow hedges. During the three months ended March 31, 2010, the Company recognized the following gains (losses) related to its copper price protection and interest rate swap programs, respectively:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three months ended
March 31, 2010
(Unaudited)
Effective Portion
Copper Derivatives Classified as Cash Flow Hedges:
Mark to market adjustment deferred in AOCI	$(666,138)
Realized loss reclassified from AOCI into net sales	$(1,866,237)
Interest Rate Swap Classified as Cash Flow Hedge:
Mark to market adjustment deferred in AOCI	$(6,313)
Realized loss reclassified from AOCI to interest expense	$(105,817)

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

Nedbank has declined to extend the forbearance agreement regarding the Company’s failure to make the payments under the copper hedge agreement between the parties which expired at midnight on May 13, 2010. Accordingly, the Company is in default under the copper hedge agreement.

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

The following table sets forth the Company’s financial assets and liabilities within the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 measured on a recurring basis at fair value by level within the fair value hierarchy. As required by ASC guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2011 (Unaudited)	Total	Level 1	Level 2	Level 3
Assets:
Derivative contracts – call options on copper forwards	$1,903,831	-	$1,903,831	-
Liabilities:
Derivative contracts – copper forward contracts	$(8,872,443)	-	$(8,872,443)	-
Derivative contract – interest rate swap contract	$(171,072)	-	$(171,072)	-

December 31, 2010	Total	Level 1	Level 2	Level 3
Assets:
Derivative contracts – call options on copper forwards	$3,316,157	-	$3,316,157	-
Liabilities:
Derivative contracts – copper forward contracts	$(11,771,313)	-	$(11,771,313)	-
Derivative contract – interest rate swap contract	$(222,770)	-	$(222,270)	-

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

As of March 31, 2011 and December 31, 2010, the estimated fair values for the Company’s copper forward contracts and interest rate swap liabilities include a counterparty credit valuation adjustment of $252,988 and $390,638, respectively, and $9,470 and $13,827, respectively, which are based upon the Company’s estimated credit risk adjustment of 9.06% above LIBOR.

The Company’s copper forward contracts and call options on copper forward contracts are covered under a master netting agreement with the counterparty, Nedbank, and, as such, are netted within the condensed consolidated balance sheets and reported as a net liability of $(6,968,612) and $(8,455,156) as of March 31, 2011 and December 31, 2010, respectively.

The following table sets forth the financial assets and liabilities within the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 that are measured at fair value on a non-recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2011 (Unaudited)	Total	Level 1	Level 2	Level 3
Liabilities:
Asset retirement obligation	$(2,644,387)	–	–	$(2,644,387)

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010	Total	Level 1	Level 2	Level 3
Liabilities:
Asset retirement obligation	$(3,766,300)	–	–	$(3,766,300)

The Company revised its reclamation plan for the Johnson Camp Mine effective December 31, 2010. In the process, the Company commissioned an independent third party to estimate the gross amount of costs to reclaim the mine. As the mine has an estimated remaining life of 13 years, the Company expects the estimated costs to reclaim the mine will be incurred approximately 50% in 2023 and 50% in 2024. Furthermore, the Company applied an estimated 2.5% inflation rate per annum to the estimated gross costs to be incurred of approximately $13,000,000 (2010 dollars). The Company then discounted the inflation adjusted costs using its estimated credit risk adjusted risk free rate of 12.36% . The rate was based upon the Company’s credit risk adjustment on its senior long term debt of 9.06% . The resulting increase in the estimated asset retirement obligation was $3,766,300 as of December 31, 2010.

However, as of March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (2011 dollars). Accordingly, the Company revised the estimated fair value of the asset retirement obligation as of March 31, 2011. The Company utilized the same approach as was utilized as of December 31, 2010 with an update to the credit risk adjusted discount rate of 12.53% as of March 31, 2011 which resulted in a decrease to the asset retirement obligation of $1,403,363 to an estimated amount of $2,644,387 as of March 31, 2011.

11.	STOCK-BASED COMPENSATION

Stock Options

The Company has granted incentive and non-qualified stock options to its employees and directors under its 2006 Stock Incentive Plan. The Company has also granted non-qualified, non-plan stock options, which have been authorized by the Company’s board of directors. Stock options are generally granted at an exercise price equal to or greater than the quoted market price on the date of grant.

There are 3,718,333 stock options outstanding at March 31, 2011 issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2011 to 2017. As of March 31, 2011, all non-qualified, non-plan stock options have expired or have been cancelled.

The Company granted 500,000 and 0 stock options during the three month periods ended March 31, 2011 and 2010, respectively. During the three month periods ended March 31, 2011 and 2010, the Company recognized $55,949 and $18,426, respectively, in compensation expense related to employee stock options that vest over time. As summarized in the following tables, during the three month period ended March 31, 2011, there were 500,000 stock options granted, no stock options were exercised, and 1,333,341 were cancelled or forfeited.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended March 31, 2011
Options outstanding at December 31, 2010	4,551,674	$.47
Granted	500,000.17
Exercised	-	-
Cancelled/Forfeited	(1,333,341)	.40

Options outstanding at March 31, 2011	3,718,333	$.45

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of March 31, 2011:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	3,718,333	4.6	$.45	$92,120
Exercisable stock options	3,344,833	4.6	$.48	$82,325

The closing price of the Company’s common stock on the OTC Pink Sheets Market on March 31, 2011 was $0.17 per share. Accordingly, the intrinsic values of total stock options and exercisable stock options as of March 31, 2011, were $92,120 and $82,325, respectively.

The following table summarizes the unvested stock options outstanding as of March 31, 2011:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended March 31, 2011
Unvested options outstanding at December 31, 2010	518,505	$.07
Granted	500,000.11
Vested	(640,004)	.09
Cancelled/Forfeited	(5,001)	.05

Unvested Options outstanding at March 31, 2011	373,500	$.10

The total grant date fair value of options vested during the three month period ended March 31, 2011 was $56,703. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of March 31, 2011, 373,500 stock options remain unvested, which will result in $14,183 in compensation expense to be recognized during the quarter ending June 30, 2011.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On November 26, 2008, John Perry, the Company’s former Chief Executive Officer, was granted a total of 450,000 non-qualified stock options, each entitling him to purchase one share of common stock of the Company at a price of $0.09 per share until November 23, 2013, subject to vesting. The options were granted to Mr. Perry pursuant to the Company’s 2006 Stock Incentive Plan. The options were to vest in three equal tranches on March 2, 2009, 2010 and 2011, respectively. During the first quarter of 2010, the Board of Directors determined that it is appropriate to accelerate the vesting date of the third tranche of 150,000 options to March 2, 2010, in light of Mr. Perry’s significant contributions to the Company as a senior officer and a director. Such acceleration did not have a material impact on the Company’s condensed consolidated financial statements.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, the Company granted 500,000 options during the three month period ended March 31, 2011. The expected forfeiture rate of 0% was based on the limited amount of time these options require to vest and the fact that these options are subject to an executive employment agreement which automatically vest the options should the executive be terminated. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The fair values for the stock options granted during the three month period ended March 31, 2011 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months
Ended
March 31, 2011
Risk-free interest rate	0.87%
Expected life	2.5 years
Expected volatility	126%
Expected dividend yield	0%

Deferred Stock Units

During the three months ended March 31, 2011, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three months ended March 31, 2011. Accordingly, during that period, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 64,517 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee, received 52,419 deferred stock units; and Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 52,419 deferred stock units. During the three months ended March 31, 2011, the Company recognized total expense of $26,250 related to the issuance of the total 169,355 deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. During the three months ended March 31, 2011, 280,357 DSUs were converted into shares of the Company’s common stock. As of March 31, 2011, there were 1,303,898 deferred stock units outstanding.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2010, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 30,769 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee, received 25,000 deferred stock units; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 25,000 deferred stock units; and T. Sean Harvey, a former director, received 19,231 deferred stock units. During the three months ended March 31, 2010, the Company recognized total expense of $32,500 related to the issuance of the total 100,000 deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. During the three months ended March 31, 2010, 85,329 DSUs were converted into shares of the Company’s common stock. As of March 31, 2010, there were 748,272 deferred stock units outstanding.

12.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 59,676,683 and 18,682,006 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants, and other dilutive securities would be anti-dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Net income (loss) available for common stock holders	$(2,277,380)	$1,008,789

Weighted average basic outstanding shares of common stock	113,310,388	111,170,298
Dilutive effect of warrants and stock options	-	4,760,666
Weighted average diluted outstanding shares of common stock	113,310,388	115,930,964
Earnings (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

13.	CONCENTRATIONS

The Company currently sells 100% of its copper cathode production to Red Kite Explorer Fund Limited under a definitive purchase and sale agreement dated February 2, 2008 with Red Kite, a large, well-capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.	COMMITMENTS AND CONTINGENCIES

Financial Consulting Agreements

In June 2010, the Company engaged FTI Consulting, Inc. (“FTI”), to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 5.0% of the capital raised for the Company during the twelve month period ending May 31, 2011 as well as certain amounts payable should other specified transactions occur. As of March 31, 2011, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher that occurred in July of 2010. No other success fees have been paid under the terms of the Agreement.

In March 2011, the Company engaged Olympus Securities, LLC (“Olympus”) to provide financial advisory and consulting services. The Company has agreed to pay Olympus a success fee ranging between 2.5% and 7.2% of the capital raised for the Company depending on the type of transaction consummated. To date, no success fees have been paid under the terms of the agreement with Olympus which has an initial term of six months.

Litigation

Other than as set forth below, as of March 31, 2011, the Company knows of no material, existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. Except as discussed below, the outcome of open unresolved legal proceedings is presently indeterminable. Therefore, except as noted below, any settlement resulting from the resolution of these contingencies will be accounted for in the period of settlement. The Company does not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact its financial position, results of operations or cash flows. Furthermore, it is the Company’s policy to accrue for the legal expenses associated with contingencies as the expenses are incurred.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The ADEQ issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the APP program and indicating that certain violations constituted non–compliance with the Compliance Order. The Company timely responded to the Notice of Violation by submittal dated August 7, 2008, indicating that no such violations occurred. In addition, the Company performed certain remedial type actions with respect to various areas referenced in the ADEQ’s Notice of Violation. The ADEQ responded, indicating that it was not completely satisfied with the Company’s position and response. The parties conferred and the Company submitted additional information dated January 15, 2009 in accordance with the parties’ discussions. On March 26, 2009 ADEQ issued a letter to the Company indicating that the documented compliance requirements of the Notice of Violation had been met.

On October 19, 2010, the Company was issued an APP for the Johnson Camp Mine property.

In November 2010, the Company and ADEQ reached an agreement to settle all unresolved issues resulting from the previously issued Notice of Violation for a penalty of $65,000 and the Company’s completion of several monitoring wells and the installation of a drinking water system under a definitive schedule. These improvements are expected to be completed by June of 2011 at an estimated cost of approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. In April 2011, a Consent Judgment in Superior Court reflecting these key provisions and resolving these matters was finalized.

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

In June 2010, the Company reached a settlement of all claims with Novenco and CTI. Under the settlement agreement, the Company was obligated to pay CTI a total of $25,000, $3,125 upon the execution of the agreement and $3,125 per month for the subsequent seven months. As of March 31, 2011, the Company has paid the $25,000 in full.

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

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and, in certain cases, cannot be substantiated by comparison to independent market values and may not be realized in an actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results.

The following table presents a summary of the Company’s financial instruments as of March 31, 2011:

	Carrying		Estimated Fair
	Amount		Value
	(unaudited)		(unaudited)

Financial Assets:
Cash and cash equivalents	$1,438,430		$1,438,430
Restricted marketable securities	686,476		686,476
Accounts receivable	23,014		23,014
Financial Liabilities:
Accounts payable	$3,960,233	$	***
Accrued expenses	926,402		***
Accrued interest	2,038,736		***
Copper derivatives settlement payable	9,818,247		***
Long-term debt	6,344,360		***
Senior long–term debt	23,257,826		***
Derivative instruments	7,139,684		7,139,684

The carrying amounts for cash and cash equivalents, restricted marketable securities and accounts receivable approximate fair value because of the short maturities of these financial instruments. As noted above, the Company’s derivatives are carried on the condensed consolidated balance sheet at estimated fair value. As of March 31, 2011, the fair value of the derivatives include an aggregate counterparty credit valuation adjustment of $262,458.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of March 31, 2011 is considered impracticable. In addition, due the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, as of March 31, 2011, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable and long-term debt is also considered impracticable.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three month periods ended March 31, 2011 and 2010 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three month periods ended March 31, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in the Form 10-K for the year ended December 31, 2010.

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

Financing Activities

In June 2008, we entered into an Amended and Restated Credit Agreement with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. All of the funds available under such facility have been used by us to finance the construction, start–up and operation of mining and metal operations at the Johnson Camp Mine. As of March 31, 2011 and December 31, 2010, this facility was fully drawn and the outstanding balance of the credit facility was $23,257,826.

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

Default Under Secured Credit Agreement with Nedbank

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. While we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due between March 31, 2011 and March 31, 2010 and the related interest payments that were due on those dates. We do not have a forbearance agreement with Nedbank and Nedbank has the full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest has been increased by 3.00% to LIBOR plus 9.06% .

Given our default under the credit agreement, the full amount of the outstanding principal of $23,257,826 must now be included in our Company’s current liabilities. Accordingly, we have reclassified $7,146,940 of senior long-term debt to current liabilities within our condensed consolidated balance sheet as of March 31, 2011.

Default Under Copper Derivatives Agreements with Nedbank Capital

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through March 31, 2011 in the aggregate amount of $9,818,247 due under the copper derivatives agreements between the parties. However, 100% of the related copper derivatives mature during the year ending December 31, 2011 and are therefore already classified as current liabilities. Derivative contracts with an estimated fair market value of ($7,139,684), which includes the long-term portion of the Company’s interest rate swap with Nedbank of $(16,798) that was accelerated into current liabilities due to the Company’s default, are scheduled to mature during the next twelve months.

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

As a result of our agreement with Fisher, as of March 31, 2011, the current maturities of long-term debt and long-term debt, less current maturities, are $0 and $6,344,360, respectively, and are reflected in the condensed consolidated balance sheet. As of March 31, 2011, the $0 amount within current maturities of long-term debt is based upon the current state of operations wherein the Company has ceased the mining and crushing of new ore. Accordingly, in our Company’s estimate of copper production for the next twelve months, the weekly level of copper sales is such that the payments to Fisher, as determined in accordance with the agreement, will be comprised of interest only. However, this estimate is subject to change based upon changes made to the Company’s mining operations, namely, the resumption of the mining of new ore.

Financial Advisory and Consulting Services Agreement with FTI Consulting Inc.

In June 2010, the Company engaged FTI Consulting, Inc. (“FTI”), to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 5.0% of the capital raised for the Company during the twelve month period ending May 31, 2011 as well as certain amounts payable should other specified transactions occur. As of March 31, 2011, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher Industries in July 2010. No other success fees have been paid under the terms of the Agreement.

In March 2011, the Company engaged Olympus Securities, LLC (“Olympus”) to provide financial advisory and consulting services. The Company has agreed to pay Olympus a success fee ranging between 2.5% and 7.2% of the capital raised for the Company depending on the type of transaction consummated. To date no success fees have been paid under the terms of the agreement with Olympus which has an initial term of six months.

Delisting From TSX and OTCBB

In connection with the private placement of the Units in November 2009, we received an exemption from certain shareholder approval requirements of the Toronto Stock Exchange (the “TSX”), on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continued to meet the TSX listing requirements. We were unable to meet the TSX’s continued listing requirements and, effective as of the close of the market on July 30, 2010, our Company’s common stock was delisted from the TSX.

On February 23, 2011, our common stock was de-listed from the OTC Bulletin Board (the “OTCBB”), and now trades exclusively on the OTC Pink Sheets Market. According to the notice published on the OTCBB website (www.otcbb.com), our common stock is no longer eligible for quotation on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. The stock will remain ineligible for quotation on the OTCBB until the Financial Industry Regulatory Authority, Inc. accepts a Form 211 filed pursuant to SEC Rule 15c2-11 by a market maker who wishes to resume quotations in the stock on the OTCBB.

Our Plan of Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current operational plan includes resumption of mining and crushing activities at the Mine with the view to realizing our estimated full production rate of 25 million pounds of copper cathode per annum. However, our operational plan is subject to availability of sufficient financing to cover the estimated $18 to $24 million in capital costs that we expect we would have to incur during the next year, primarily for the construction of a new liner on our existing three leaching pads, and the development and construction of a new leach pad.

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

Due to continued copper recovery issues with the existing leach pads combined with a reduction in the amount of mining activity stemming from inadequate capital, we were unable to become cash flow positive in the second quarter of 2010 as anticipated. As a result, on July 2, 2010, we temporarily suspended the mining and crushing of new ore to increase cash flow with the goal of building a new leach pad. All other operations, including leaching, SX-EW and copper production, are continuing.

Effective December 31, 2010, based upon the historical results of the Johnson Camp Mine, with specific focus on the recovery rates of copper mined from January 1, 2009 – June 30, 2010, we revised our estimated metallurgical recovery rate from 76.5% to 60%. Accordingly, based upon this estimate change, we took a one-time non-cash charge to cost applicable to sales for $8,551,783 due to the reduction of an estimated 7,260,159 pounds of recoverable copper in the current leach heaps.

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

In the interim, we have developed an alternative plan that is under active consideration, which should enable us to move back into mining new ore to increase our copper production and operating cash flow in the short term. This plan would require an approximate $6 million investment to place a liner on our existing three pads, which would enable us to productively leach new ore there. This approach does not require any additional permits, but remains contingent on our ability to raise additional financing to cover the cost of the new liner and provide working capital for the approximate 60 day period it would take to complete the work, resume our mining and crushing operations and commence leaching new ore. If we are able to proceed on this basis, we expect that a substantial portion of the funds needed to construct the new leach pad will come from cash flow from operations.

Our business, and our ability to realize our business objectives and implement our operating plan, are subject to a number of additional risks and uncertainties, including those referenced under the heading “Risk Factors” and included within the Form 10-K as of and for the year ended December 31, 2010.

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

Results of Operations – Three Months Ended March 31, 2011 and 2010

The following table sets forth our operating results for the three months ended March 31, 2011, as compared with our operating results for the three months ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010	Change
	(unaudited)	(unaudited)	(unaudited)

Revenue	$4,753,344	$6,005,314	$(1,251,970)
Costs applicable to sales	4,382,805	3,360,695	1,022,110
General and administrative expenses	517,833	582,044	(64,211)
Depreciation, depletion and amortization	259,304	396,893	(137,589)

Income (loss) from operations	(406,598)	1,665,682	(2,072,280)

Other income (expense):
Interest expense	(889,208)	(593,719)	(295,489)

	Three Months Ended March 31,
	2011	2010	Change
	(unaudited)	(unaudited)	(unaudited)

Losses on derivatives classified as trading securities	(1,004,678)	-	(1,004,678)
Miscellaneous income (expense)	23,104	(63,174)	86,278
Total other income (expense)	(1,870,782)	(656,893)	(1,213,889)
Income (loss) before income taxes	(2,277,380)	1,008,789	(3,286,169)
Provision for income taxes	-	-	-
Net income (loss)	$(2,277,380)	$1,008,789	$(3,286,169)

Revenue

We commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We entered the production stage as we achieved commercial copper cathode production from newly-mined ore on April 1, 2009. Due to continued copper recovery issues with the existing leach pads combined with a reduction in the amount of mining activity stemming from inadequate capital, we were unable to become cash flow positive in the second quarter of 2010 as anticipated. As a result, on July 2, 2010, we temporarily suspended the mining and crushing of new ore operations to increase cash flow with the goal of building a new leach pad. All other operations, including leaching, SX-EW and copper production, are continuing.

In February 2008, we entered into a long term cathode sales agreement with Red Kite Explorer Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine. Pricing is based on the closing COMEX price for high–grade copper on date of sale.

For the three months ended March 31, 2011, we recorded revenues of $4,753,344 (including $14,283 in amortization of deferred revenue) from the sale of 1,083,618 pounds of copper cathode. Revenues during the quarter ended March 31, 2011, do not include the impact of the settlement of copper derivatives that occurred during the period due to the de-designation of the related cash flows hedges as a result of the Company’s inability to make the requisite cash payments upon settlement. Accordingly, realized losses in the amount of ($2,542,920) were excluded from net copper sales and included in other income (expenses) for the quarter ended March 31, 2011. The average realized price of copper sold during the period ended March 31, 2010 was $4.37 per pound. The average realized price of copper sold during the quarter ended March 31, 2011 would have been $2.03 per pound if 100% of the copper derivatives would have remained classified as effective cash flow hedges.

For the three months ended March 31, 2010, we recorded revenues of $6,005,314 (including losses of ($1,886,237) from the settlement of effective copper hedges) from the sale of 2,421,936 pounds of copper cathode. The average realized price of copper sold, including copper hedges, during the period ended March 31, 2010 was $2.48 per pound. The average realized price of copper sold, excluding the realized losses incurred from the cash flow hedging activity of $1,886,237, would have been $3.25 per pound.

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

For the three months ended March 31, 2011, we incurred $4,382,805 of costs applicable to sales (including $2,874,185 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. The average cost per pound of copper sold during the quarter ended March 31, 2011 was $4.04 per pound. The average cost per pound of copper sold excluding abnormal production costs was $1.39 per pound.

For the three months ended March 31, 2010, we incurred $3,360,695 of costs applicable to sales (including $906,695 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. The average cost per pound of copper sold during the quarter ended March 31, 2010 was $1.39 per pound. The average cost per pound of copper sold excluding abnormal production costs was $1.01 per pound.

General and Administrative Expenses

Our general and administrative expenses decreased to $517,833 for the three months ended March 31, 2011, compared to $582,044 for the three months ended March 31, 2010. The decrease was primarily due to a $84,480 reduction in compensation expense and a $19,950 decrease in professional fees offset in part by a $31,273 increase in compensation expense related to employee stock options that vest over time.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses decreased by $137,589 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The decrease was primarily due to the decrease in the amount of tons mined (as the Company halted the mining of new ore in July 2010) and the amount of copper produced in comparison to the same period in the prior year when the Company was mining and crushing new ore.

Other Income (Expense)

The decrease in other income (expense) of ($1,213,889) for the three months ended March 31, 2011 in comparison to the same period in the prior year was primarily due to losses on derivatives classified as trading securities ($1,004,678) and the $295,489 increase in interest expense resulting from a 3% increase in the interest rate spread above LIBOR due to the Company default status on the facility and a $62,858 increase in the interest accrued on the Fisher Promissory Note. During the three month period ended March 31, 2010, the derivatives were designated as cash flow hedges and as a result the realized losses of ($1,866,237) and the unrealized loss of ($672,451) incurred during the period were recorded in net sales and in accumulated other comprehensive income, respectively.

Net Income

Operations resulted in net loss of ($2,277,380) for the three months ended March 31, 2011 as compared to net income of $1,008,789 for the three months ended March 31, 2010. The decrease in net income to a net loss between these periods is primarily related to:

  A decrease in revenue in the amount of $1,251,970 and a corresponding decrease in gross margin before DD&A of $2,274,080 resulting from a 55% decrease in the volume of copper cathode produced and sold and a $1,967,490 increase in abnormal production costs due to the underutilization of plant capacity; offset in part by an increase in the realized price per pound of copper sold (including the negative effects of cash flow hedge accounting in the 2010 period) of 77% ($4.37 / pound in the 2011 period versus $2.48 / pound in the 2010 period);

  A decrease in other income (expense) due to an increase in interest expense of $295,489, the inclusion of unrealized gains on derivatives classified as trading securities of $1,538,242 and realized losses of ($2,542,920) on derivatives classified as trading securities; offset, in part by

  A decrease in general and administration expenses in the amount of $64,211; and

  A decrease in depreciation, depletion and amortization in the amount of $137,589 due to the decrease in the amount ore mined and processed.

Liquidity and Financial Resources

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations, all of which is uncertain. If management cannot refinance its obligations or achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Working Capital

The following table sets forth our cash and working capital as of March 31, 2011 and December 31, 2010:

	As of		As of
	March 31, 2011		December 31, 2010
	(Unaudited)
Cash reserves	$1,438,430	(1)	$1,120,023	(1)

Working capital surplus (deficiency)	$(41,669,259	)(2)	$(39,829,666	)(3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.

(2)

Includes $7,139,684 in current maturities of derivative contracts, $16,110,886 in current portion of senior long-term debt, $9,818,247 in copper derivatives settlement payable and $7,146,940 of senior long-term debt that was classified as current liabilities due to our Company defaulting on the related agreements.

(3)

Includes $8,677,926 in current maturities of derivative contracts, $14,320,788 in current portion of senior long-term debt, $7,660,508 in copper derivatives settlement payable and $8,937,038 of senior long-term debt that was classified as current liabilities due to our Company defaulting on the related agreements.

Cash Flows from Operating Activities

Our cash flows from operating activities during the three months ended March 31, 2011 and 2010 were $777,244 and ($826,405), respectively. We commenced copper cathode production from leaching existing old dumps in January 2008 and from the mining and producing of new ore in January 2009. We completed the first sale of copper cathode produced from residual leaching operations in February 2008, and the first sale of copper cathode produced from newly mined ore in February 2009. In July 2010, we suspended the mining and processing of new ore but continue to produce copper from residual leaching. During the three month period ended March 31, 2011, the Company recognized a loss of ($2,277,380). While the Company was able to recognize $1,008,789 in net income for the three month period ended March 31, 2010, cash flows from operating activities were severely impacted by the significant increase in amount of copper that remained in inventory. Cash provided (used) in the mining and processing of inventory amounted to $1,222,659 and ($6,707,879) during the three month periods ending March 31, 2011 and 2010, respectively. During the three month period ended March 31, 2011, cash provided by operating activities was enhanced by a $2,157,739 increase in copper derivatives settlement payable. Cash used by operating activities was offset in part by a $2,909,496 increase in accounts payable during the three month period ending March 31, 2010.

Cash Flows from Investing Activities

Our cash flows from investing activities during the three months ended March 31, 2011 and 2010 were ($303,568) and ($42,499), respectively, which represents the purchase of capitalized equipment and engineering services used in the Johnson Camp Mine operation.

Cash Flows from Financing Activities

Our cash flows from financing activities during the three months ended March 31, 2011 were ($155,269) compared to ($3,811) for the same period in 2010. The increase in the net cash used by financing activities is primarily due to principal payments made on the Fisher Promissory Note.

Accounting Developments

There were no material changes to the Company’s significant accounting policies disclosed in Note 2 to the Company’s Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

For a discussion of significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses see Note 2 within the Unaudited Condensed Consolidated Financial Statements.

For a discussion of recently adopted accounting pronouncements see Note 3 to the Unaudited Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer, Wayne Morrison, is responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2010, our Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation in respect of our Company’s Aquifer Protection Permit for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements are expected to be completed by June of 2011 at an estimated cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order issued on September 7, 2002. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was finalized in April 2011.

Patent Infringement Lawsuit

As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2010, we reached a settlement of all claims arising in connection with the lawsuit filed in January 2009 by Corrosion IP Corp. and CTI Southwest, LLC against our Company alleging that certain containers for corrosive materials purchased by us from Novenco Consultants Limited infringed on three patents held by the plaintiffs, and further alleging that we had infringed on a copyrighted drawing owned by the plaintiffs. Under the settlement agreement, our Company was obligated to pay CTI a total of $25,000, $3,125 upon the execution of the agreement and $3,125 per month for the subsequent seven months. As of March 31, 2011, our Company has paid the liability in full.

Complaint by Former Employee

Our Company received notice of complaints filed with the U.S. Department of Labor and the Office of the Attorney General of the State of Arizona alleging discriminatory employment practices by our Company against a former employee in violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A and the Arizona Civil Rights. As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2010, in January 2011, we received notification that the Office of the Attorney General of the State of Arizona has dismissed the Charge of Discrimination finding that there was no evidence to establish a violation of the Arizona civil rights statute and that further investigation is not likely to produce any such evidence.

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

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled quarterly principal and interest payments that were due between March 31, 2010 and March 31, 2011 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the Amended and Restated Credit Agreement with Nedbank dated March 31, 2009, and the full amount of the outstanding principal and accrued and unpaid interest as of March 31, 2011 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. Accordingly, our Company has reclassified $7,146,940 of senior long-term debt to current liabilities within our condensed consolidated balance sheet as of March 31, 2011.

Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceedings against the Johnson Camp Mine. Nedbank has not served our Company with a formal notice of default under credit agreement, which is a precondition to such exercise of Nedbank’s rights of acceleration and foreclosure. In accordance with the credit agreement, upon missing the March 31, 2010 principal and interest payment the interest rate on the outstanding debt and unpaid accrued interest was increased by 3.00% to LIBOR plus 9.06% .

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the monthly payments due between April 6, 2010 and April 6, 2011 under the copper hedge agreement between the parties. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the copper hedge agreement.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

Articles of Incorporation and By–laws

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

3.3	Amendment to Amended Certificate of Incorporation(5)

Instruments defining the rights of security holders, including indentures

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities (1)

4.2

Deed of Trust and Security Agreement and Fixture Financing Statement with Adjustment of Leases and Rents Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated July 31, 2007 (13)

4.3	Hazardous Materials or Wastes Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated July 31, 2007(13)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(6)

10.3	Addendum to Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated June 1, 2011(13)

10.4	Amended and Restated Waiver Agreement And Amendment of Employment Agreement between Nord Resources Corporation and Ronald Hirsch dated October 18, 2006 (4)

10.5

Long Term Cathode Sales Agreement effective February 1, 2008, with Red Kite Explorer Fund Limited (Portions of this document have been omitted and filed separately with the SEC pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b–2) (7)

10.6	Executive Employment Agreement between the Company and Wayne Morrison dated September 9, 2008. (8)

10.7	Processing Agreement with Texas Canyon Rock & Sand, Inc., dated October 31, 2008 (9)

10.8

Amended and Restated Credit Agreement dated as of March 31, 2009 among Nord Resources Corporation, Cochise Aggregates and Materials Inc., Nedbank Limited and the Lenders from time to time party thereto (10)

10.9	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc. (10)

10.10	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010 (10)

10.11	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(11)

10.12	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(12)

Subsidiaries of the Issuer

21.1	Subsidiaries of the Issuer: Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(13)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(13)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008 (6)

99.3	Nord Resources Corporation 2010-2011 Bonus Plan (13)

Notes
(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(6)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(7)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(8)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(9)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(10)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(11)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(12)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(13)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Chief Executive Officer and Chief Financial Officer