Form 10-Q
period 2011-06-30
NORD RESOURCES CORP
filed 2011-08-15
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
112,177,627 shares of common stock as of June 30, 2011.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2011

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to restructure our existing secured credit facility, the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2010, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation and its wholly-owned subsidiary Cochise Aggregates and Materials, Inc. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the interim condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2010. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2010.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$456,138	$1,120,023
Accounts receivable	234,197	442,403
Inventories	3,592,002	4,685,599
Prepaid expenses and other assets	340,840	146,534

Total Current Assets	4,623,177	6,394,559

Property and Equipment, at cost:
Property and equipment	50,337,580	51,096,100
Less accumulated depreciation, depletion and amortization	(5,904,002)	(5,639,197)

Net Property and Equipment	44,433,578	45,456,903

Other Assets:
Deposits	123,093	123,093
Restricted marketable securities	686,476	686,476
Stockpiles and ore on leach pads	8,837,719	10,228,475
Debt issuance costs, net of accumulated amortization	541,668	714,653

Total Other Assets	10,188,956	11,752,697

Total Assets	$59,245,711	$63,604,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Continued)

	June 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$4,433,129	$3,915,011
Accrued expenses	567,813	894,389
Accrued interest	3,469,256	1,762,709
Copper derivatives settlement payable	11,560,918	7,660,508
Current maturities of senior long-term debt	17,900,985	14,320,788
Current maturities of derivative contracts, at fair value	4,953,775	8,677,926
Senior long-term debt accelerated due to default	5,356,841	8,937,038
Other current liabilities	53,816	55,856

Total Current Liabilities	48,296,533	46,224,225

Long-Term Liabilities:
Long-term debt	6,194,360	6,495,428
Deferred revenue, less current portion	4,667,930	4,690,940
Accrued reclamation costs	3,026,665	3,932,966
Other long-term liabilities	116,193	133,505

Total Long-Term Liabilities	14,005,148	15,252,839

Total Liabilities	62,301,681	61,477,064

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock: $.01 par value, 200,000,000 shares authorized, 112,177,627 and 111,814,852 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,121,777	1,118,149
Additional paid–in–capital	121,999,239	121,835,134
Accumulated deficit	(126,176,986)	(120,826,188)

Total Stockholders’ Equity (Deficit)	(3,055,970)	2,127,095

Total Liabilities and Stockholders’ Equity (Deficit)	$59,245,711	$63,604,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010

Net sales	$8,140,174	$14,708,392

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	8,661,845	7,669,246
General and administrative expenses (includes stock based compensation of $156,195 and $114,647, respectively)	1,194,456	1,246,396
Depreciation, depletion and amortization	489,987	857,941

Income (loss) from operations	(2,206,114)	4,934,809

Other income (expense):
Interest expense	(1,809,486)	(1,486,343)
Unrealized loss on de-designation of copper hedges	–	(13,392,853)
Gains (losses) on derivatives classified as trading securities	(1,391,209)	3,938,610
Miscellaneous income (expense)	56,011	(148,072)

Total other income (expense)	(3,144,684)	(11,088,658)

Loss before income taxes	(5,350,798)	(6,153,849)

Provision for income taxes	–	–

Net loss	$(5,350,798)	$(6,153,849)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	113,397,048	111,430,992
Basic and diluted loss per share of common stock	$(0.05)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010

Net sales	$3,386,830	$8,703,078

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	4,279,040	4,308,551
General and administrative expenses (includes stock based compensation of $73,996 and $63,721, respectively)	676,623	664,352
Depreciation, depletion and amortization	230,683	461,048

Income (loss) from operations	(1,799,516)	3,269,127

Other income (expense):
Interest expense	(920,278)	(892,624)
Unrealized loss on de-designation of copper hedges	–	(13,392,853)
Gains (losses) on derivatives classified as trading securities	(386,531)	3,938,610
Miscellaneous income (expense)	32,907	(84,898)

Total other income (expense)	(1,273,902)	(10,431,765)

Loss before income taxes	(3,073,418)	(7,162,638)

Provision for income taxes	–	–

Net loss	$(3,073,418)	$(7,162,638)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	113,483,661	111,688,821
Basic and diluted loss per share of common stock	$(0.03)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

					Total
			Additional		Stockholders’
			Paid-in	Accumulated	Equity
	Common Stock		Capital	Deficit	(Deficit)
	Shares	Amount

Balance at December 31, 2010	111,814,852	$1,118,149	$121,835,134	$(120,826,188)	$2,127,095
Comprehensive loss:
Net loss	–	–	–	(5,350,798)	(5,350,798)
Comprehensive loss					(5,350,798)

Common stock issued for settlement of accounts payable	82,418	824	10,714	–	11,538
Compensation expense from issuance of stock options	–	–	103,695	–	103,695
Common stock issued for deferred stock units	280,357	2,804	(2,804)	–	–
Compensation expense from issuance of deferred stock units	–	–	52,500	–	52,500

Balance at June 30, 2011	112,177,627	$1,121,777	$121,999,239	$(126,176,986)	$(3,055,970)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net loss	$(5,350,798)	$(6,153,849)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	489,987	857,941
Accretion expense on accrued reclamation costs	206,470	4,317
Amortization of debt issuance costs	172,985	125,151
Issuance of stock options for services rendered	103,695	49,647
Issuance of deferred stock units for services rendered	52,500	65,000
Loss on write-off of mineral lease option	10,980	-
Unrealized loss on de-designation of copper derivatives as cash flow hedges	-	13,392,853
Unrealized gain on derivatives classified as trading securities	(3,724,151)	(5,816,694)
Changes in assets and liabilities:
Accounts receivable	208,206	570,539
Inventories, stockpiles and ore on leach pads	2,259,171	(11,384,194)
Prepaid expenses and other assets	(194,306)	(6,735)
Accounts payable	702,745	4,655,194
Accrued expenses	(326,576)	2,263,082
Accrued interest	1,706,547	(845,809)
Copper derivatives settlement payable	3,900,410	1,903,881
Deferred revenue	(25,050)	(67,894)
Other liabilities	(8,629)	(10,266)
Net Cash Provided (Used) By Operating Activities	184,186	(397,836)

Cash Flows From Investing Activities:
Capital expenditures	(538,320)	(596,893)
Net Cash Used By Investing Activities	(538,320)	(596,893)

Cash Flows From Financing Activities:
Proceeds from exercise of options	-	40,650
Principal payments on long-term debt	(301,068)	-
Principal payments on capital lease	(8,683)	(8,939)
Net Cash Provided (Used) By Financing Activities	(309,751)	31,711

Net Decrease in Cash and Cash Equivalents	(663,885)	(963,018)

Cash and Cash Equivalents at Beginning of Period	1,120,023	1,298,138

Cash and Cash Equivalents at End of Period	$456,138	$335,120

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$341,079	$105,817
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
(Continued)

	2011	2010

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued in exchange for deferred stock units	$2,804	$853
Common stock issued for settlement of accounts payable	11,538	-
Mark to market of cash flow hedges	-	(643,436)
Change in property and equipment financed by accounts payable	(173,089)	(339,138)
Change in depreciation expense allocated to inventory	(60,865)	313,030
Change in depreciation expense allocated to stockpiles and ore on leach pads	(164,317)	814,078
Change in estimate of cash flows for asset retirement obligation	(1,112,771)	-
Refinancing of short term obligations with current maturities of long term debt	-	4,919,992
Refinancing of short term obligations with long term debt, less current maturities	-	3,274,129

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

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2011. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Going Concern

Nedbank, the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments that were due between March 31, 2010 and June 30, 2011 under the Company’s $25,000,000 secured term-loan credit facility. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010, and, as such, the full amount of the outstanding principal and accrued and unpaid interest must now be included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. As of June 30, 2011, the Company has reclassified $5,356,841 of senior long-term debt to current liabilities within the condensed consolidated balance sheet. As of the date of these condensed consolidated financial statements, Nedbank has not exercised its rights under the Credit Agreement to provide notification of the Company’s default condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely monthly settlement payments beginning in March of 2010 through June 30, 2011 under the copper hedge agreement. As of June 30, 2011, the amount due to Nedbank Capital related to these settlements is $11,560,918 and is included in current liabilities within the copper derivatives settlement payable line item. The remaining derivative contracts under this agreement settle in 2011 and are therefore included in current liabilities as of June 30, 2011.

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

Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to the current condensed consolidated financial statement presentation. Pursuant to the requirements of the Company’s senior lender, during the quarter ending June 30, 2011, the Company reclassified $829,768 of accrued interest payments that were previously credited against accrued interest payable to copper derivatives settlement payable.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the six months ended June 30, 2011, the Company made the following changes to estimates having a material impact on the current and/or future consolidated financial statements. As of March 31, 2011, based upon the results of independent third party estimates commissioned, the Company revised the cost estimates to reclaim the Johnson Camp Mine at the end of the mine’s life to approximately $9,100,000 (based upon 2011 dollars), thus decreasing the asset retirement obligation and related accrued reclamation liability by $1,403,363. However, this estimate was subsequently revised as of June 30, 2011, based upon the results of independent third party estimates commissioned, to approximately $10,100,000 (based upon 2011 dollars), thus increasing the asset retirement obligation and related accrued reclamation liability by $290,592. The net effect of these estimate revisions was to decrease the asset retirement obligation and related accrued reclamation liability by $1,112,771.

The Company is currently in the process of revising its estimate of the proven and probable reserves at the Johnson Camp Mine. Upon the Company’s purchase of the Johnson Camp Mine in 1999, pursuant to the accounting standards and market conditions in place at the time, the Company allocated 100% of the purchase price to the property and equipment and, as such, nothing was allocated to proven and probable reserves. Accordingly, a revision to this estimate, if and when it occurs, is not expected to have a material impact on the Company’s condensed consolidated financial statements. Furthermore, under current market conditions, the Company does not believe that a revision will trigger an impairment analysis for its long lived assets. A revision to the estimate of proven and probable reserves, when and if it occurs, will be accounted for on a prospective basis and will impact those items that are amortized via the units of production method; specifically property and equipment and deferred revenue.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.           INVENTORY

Inventory is as follows:

	June 30,	December 31,
	2011	2010
Current Assets:	(unaudited)
Copper in process	$2,869,518	$4,142,922
Finished goods	193,382	43,813
Material and supplies	529,102	498,864
	3,592,002	4,685,599
Long-Term Assets:
Stockpiles and ore on leach pads	8,837,719	10,228,475
Total Inventory	$12,429,721	$14,914,074

The Company’s inventories are carried at the lower of average cost or net realizable value. Copper in process and finished goods inventories are valued using the average cost of production and include all costs of purchase, conversion costs (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company considers only those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Costs incurred in excess of this standard are expensed as incurred as abnormal costs which are included in costs applicable to sales within the condensed consolidated statement of operations. Accordingly, during the three and six month periods ended June 30, 2011, the Company expensed $3,100,225 and $5,974,410, respectively, of abnormal production costs due to the underutilization of plant capacity. During the three and six month periods ended June 30, 2010, the Company expensed $920,065 and $1,826,760, respectively, of abnormal production costs due to the underutilization of plant capacity.

The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads.

5.           PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
Land	$87,114	$98,094
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	-	468,034
Mine development costs – new dumps	-	1,841,080
Asset retirement obligation	2,708,870	3,821,641
Mining and other equipment	45,469,978	42,795,633
Total	50,337,580	51,096,100

Accumulated depreciation, depletion and amortization	(5,904,002)	(5,639,197)
Net property and equipment	$44,433,578	$45,456,903

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $230,683 and $489,987 for the three and six month periods ended June 30, 2011, respectively. Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $461,048 and $857,941, respectively, for the three and six month periods ended June 30, 2010, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of June 30, 2011 and December 31, 2010, $1,135,259 and $1,360,441, respectively, of DD&A costs were included in copper inventories.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.           LONG-TERM DEBT

Long–term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(17,900,985)	(14,320,788)
Less long-term portion of senior facility accelerated due to default	(5,356,841)	(8,937,038)
Long-term note payable with mining contractor	6,194,360	6,495,428
Total Long-Term Debt	$6,194,360	$6,495,428

Senior Project Financing Facility

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due between March 31, 2010 and June 30, 2011 for an aggregate amount of $10,740,594 and interest payments totaling $2,104,670, $598,834 and $619,178 that were due during 2010 and on March 31, 2011 and June 30, 2011, respectively, to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010, and the full amount of the outstanding principal of $23,257,826 must now be included in the Company’s current liabilities. Therefore, the Company has reclassified $5,356,841 of senior long-term debt to current liabilities within its condensed consolidated balance sheet as of June 30, 2011. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default, the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.33% at June 30, 2011). During the three months ended June 30, 2011, the Company’s senior lender required the Company to reclassify $829,768 of interest payments previously credited to accrued interest to the Company’s copper hedge settlement payable account. Accordingly, total accrued interest related to the Credit Agreement was $3,322,682 and $1,689,181 as of June 30, 2011 and December 31, 2010, respectively, and is included within accrued interest on the condensed consolidated balance sheets.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In accordance with the Credit Agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and July 5, 2011 under the terms of its Copper Hedge Agreement. As of June 30, 2011 and December 31, 2010, the total amounts due to Nedbank related to settlements under the Copper Hedge Agreement (including accrued interest) were $11,560,918 and $7,660,508, respectively, and are included in copper derivatives settlement payable within the condensed consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make certain restricted payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated Credit Agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of June 30, 2011.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three and six months ended June 30, 2011, although not required to do so under the terms of the Agreement, the Company made principal payments on the Note of $150,000 and $301,068, respectively. Interest payments of $93,461 and $181,819, respectively, were made in accordance with the Agreement for the three and six month periods ended June 30, 2011. As of June 30, 2011, the Company’s projections of copper production for the next 12 months, which are based upon the current state of operations wherein the Company has ceased the mining and crushing of new ore, equate to estimates of interest only payments on the Note for the next 12 months. Accordingly, as of June 30, 2011, the total principal balance on the Note of $6,194,360 is included in long-term debt. This estimate is subject to change based upon changes made to the Company’s mining operations. There was no accrued interest related to the Note as of June 30, 2011 and December 31, 2010, respectively.

7.           DEFERRED REVENUE

On March 31, 2009, the Company sold to Royal Gold (formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are expensed in the period incurred. During the three and six month periods ended June 30, 2011, the Company recognized $10,767 and $25,050, respectively, in revenue and recorded $84,401 and $202,878, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. During the three and six month periods ended June 30, 2010, the Company recognized $35,973 and $67,894, respectively, in revenue and recorded $216,678 and $413,168, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. Total deferred revenue is $4,705,938 and $4,730,988 as of June 30, 2011 and December 31, 2010, respectively. Deferred revenue of $38,008 is expected to be amortized to revenue over the next twelve months. As of June 30, 2011 and December 31, 2010, the total amount owed by the Company under the terms of the royalty agreement was $1,063,564 and $995,686, respectively, and is included in accounts payable on the condensed consolidated balance sheets. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $125,240 and $73,528 of interest as of June 30, 2011 and December 31, 2010, respectively, which is included within accrued interest on the condensed consolidated balance sheets.

8.           ACCRUED RECLAMATION COSTS

The Company estimates its asset retirement obligations and related accrued reclamation costs using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes. During 2010, the Company completed an updated review of its reclamation plan and the related estimated costs of reclamation. As a result, as of December 31, 2010, the Company estimated the aggregate undiscounted obligation to be approximately $13,000,000 for the Johnson Camp Mine. However, as of March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (based on 2011 dollars). This estimate was subsequently refined during the quarter ended June 30, 2011 to $10,100,000 (based upon 2011 dollars). Accordingly, these cash flow revisions were effected in the estimated fair value of the asset retirement obligation as of June 30, 2011 which increased the obligation by $290,592 from the amount recorded at March 31, 2011 and decreased the obligation by a net amount of $1,112,771 from the amount recorded at December 31, 2010.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

To calculate the estimated fair value of this obligation in accordance with the related ASC, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% at June 30, 2011. The estimated remaining life of the Johnson Camp Mine as of June 30, 2011 is approximately thirteen years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023 – 2024. As 100% of the cash flows are projected to occur in 2023-2024, 100% of the accrued reclamation costs are classified as long-term within the condensed consolidated balance sheets. Reconciliations of the beginning and ending carrying amounts of the Company’s asset retirement obligation for the six months ended June 30, 2011 and year ended December 31, 2010, respectively, are as follows:

	June 30,	December 31,
	2011	2010
	(unaudited)
Accrued reclamation costs, beginning of period	$3,932,966	$157,580
Accretion expense	206,470	9,086
Revisions to cash flow estimates	(1,112,771)	3,766,300

Accrued reclamation costs, end of period	$3,026,665	$3,932,966

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

Under ASC guidance for derivative instruments and hedging activities, these contracts are carried on the condensed consolidated balance sheets at their estimated fair value which as of June 30, 2011 and December 31, 2010 was ($4,821,727) and ($8,455,156), respectively. The June 30, 2011 balance includes a counterparty credit valuation adjustment of $122,226, which is reported in gains (losses) on derivatives classified as trading securities within the condensed consolidated statement of operations. The December 31, 2010 balance includes a counterparty credit valuation adjustment of $390,638. From the period of inception of the derivative contracts through March 31, 2010, these contracts were designated as cash flow hedges with changes to the estimated fair value of these contracts being reflected in accumulated other comprehensive income (loss). However, due to the Company’s inability to make the required payments as the copper derivative contracts settled, the Company de-designated the cash-flow hedges as of April 1, 2010 and in so doing reclassified the outstanding hedge contracts from cash flow hedges to trading securities recognizing an unrealized loss of $(13,392,853) during the three and six months ended June 30, 2010. Consequently, commencing on April 1, 2010, the changes in estimated fair value of these contracts are reflected in gains (losses) on derivatives classified as trading securities within the condensed consolidated statement of operations. As the Company has been unable to make the requisite payments under the copper hedge agreement, they are currently in default of the agreement, which also triggers a cross default under the Company’s Amended Credit Agreement with Nedbank. As of June 30, 2011 and December 31, 2010, the amounts owed to Nedbank related to the settlements of the copper derivative contracts are $11,560,918 and $7,660,508, respectively, and are included in current liabilities within the condensed consolidated balance sheets.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As noted above, the Company de-designated all of its cash flow hedges effective April 1, 2010. Accordingly, there was no cash flow hedging activity during the three and six months ended June 30, 2011. During the three and six month periods ended June 30, 2010, the settlements of derivatives classified as cash flow hedges for 0 and 1,984,161 notional pounds of copper amounted to $0 and ($1,886,237), respectively, and were classified as effective hedges. Accordingly, these amounts are included in net sales in the condensed consolidated statements of operations. During the three and six month periods ended June 30, 2010, decreases in estimated fair value of copper derivatives classified as cash flow hedges in the amounts of $0 and ($666,138) were recorded as accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. During the three and six months ended June 30, 2010, the Company recognized realized losses of $(1,878,084) related to derivatives for 1,984,161 notional pounds of copper that were classified as derivative trading securities. Furthermore, during the three and six month periods ended June 30, 2010 the Company recognized an unrealized gain of $5,816,694 related to the mark to market of copper derivatives classified as trading securities.

During the three and six month periods ended June 30, 2011 the Company recognized realized losses of ($2,572,440) and ($5,115,360), respectively, on the monthly settlements of a total of 1,322,774 and 2,645,548 notional pounds of copper for the derivatives now classified as trading securities. The Company also recognized unrealized gains of $2,146,885 and $3,633,429, which includes the counterparty credit valuation adjustment of $122,226, related to the mark to market adjustment for the estimated change in fair value of the copper derivatives classified as trading securities that occurred during the three and six month periods ended June 30, 2011, respectively. As of June 30, 2011, 100% of the Company’s copper derivatives are classified as trading securities with no remaining derivatives classified as cash-flow hedges.

As of June 30, 2011, the estimated amount of copper production covered by economic hedges (derivatives no longer classified as cash flow hedges for accounting purposes) classified as trading securities was approximately 205% for the remaining six months of 2011. As of June 30, 2011, the Company had in place forward contracts of 1,200 (2,645,548 pounds) metric tons for 2011 at a net forward price of $4,227 ($1.92 per pound) per metric ton. The program also includes the purchase of long call options for the same quantities thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of June 30, 2011, the average strike price of the long call options was $8,585 ($3.89 per pound) for the remaining six months of 2011. As of December 31, 2011, all of the Company’s copper derivatives will have settled. Accordingly, 100% of the derivatives are classified as current liabilities as of June 30, 2011.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Although this estimate is subject to changes in the forward price curve for copper, the estimated amount of the copper derivatives that will settle over the next six months in accordance with their normal operating terms stated in the contracts is $4,943,953 ($4,821,727 after the counterparty credit valuation adjustment).

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

Under ASC guidance for derivative instruments and hedging activities, this interest rate swap agreement is carried on the condensed consolidated balance sheets at fair value which was estimated at ($132,048) and ($222,770) as of June 30, 2011 and December 31, 2010, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in fair value reflected in accumulated other comprehensive income (loss). As noted above, the Company continues to be in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period from March 31, 2010 to June 30, 2011. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank Credit Facility, effective July 1, 2010, the Company de-designated 100% of the interest rate swap previously classified as a cash-flow hedge and reclassified the estimated fair value of the interest rate swap from accumulated other comprehensive income (loss) to other income (expense), recognizing an unrealized loss for the amount.

During the three and six month periods ended June 30, 2011 the Company recognized $57,027 and $122,795, respectively, in interest expense related to the quarterly settlements of the interest rate swap. During the three and six month periods ended June 30, 2010, the Company recognized $95,676 and $201,493, respectively, in interest expense related to the quarterly settlements of the interest rate swap. During the three and six month periods ended June 30, 2011, the Company recognized an unrealized gain of $39,024 and $90,722 related to changes in the estimated fair value of the interest rate swap. During the three and six month periods ending June 30, 2010, changes in fair value in the amount of $29,013 and $22,701, respectively, were reflected in accumulated other comprehensive income (loss) as the derivative was designated as a cash flow hedge during these periods.

As of June 30, 2011, the estimated fair value of the interest rate swap includes a counterparty credit valuation adjustment of $6,583 which is reported in gains (losses) on derivatives classified as trading securities within the condensed consolidated statement of operations for the three and six month periods ended June 30, 2011.

Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of June 30, 2011, the estimated amount of the interest rate swap derivatives that will settle over the next twelve months in accordance with their normal operating terms stated in the contracts is $130,470 ($124,708 after proportionate counterparty credit valuation adjustment). In addition, due to the Company’s default under the credit agreement with Nedbank, and therefore, it’s cross default under the terms of the interest rate swap, the Company has reclassified the long-term amount of $7,340 to current liabilities.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value of Derivative Instruments

	Balance Sheet
	Location	Fair Value

As of June 30, 2011 (Unaudited)
Commodity contracts	Current Liabilities	$(4,821,727)
Interest rate swap contracts	Current Liabilities	$(132,048)

As of December 31, 2010
Commodity contracts	Current Liabilities	$(8,455,156)
Interest rate swap contracts	Current Liabilities	$(222,770)

Cash Flow Hedges

Prior to the de-designation of derivatives as cash flow hedges which occurred on April 1, 2010 for the copper derivatives and on July 1, 2010 for the interest rate swap, the Company utilized derivatives for the purpose of hedging forecasted cash flows related to the sale of copper and debt service requirements. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on the derivative representing either hedged components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the three and six month periods ended June 30, 2011, none of the derivatives were designated as cash flow hedges. During the three and six month periods ended June 30, 2010, the Company recognized the following gains (losses) related to its copper price protection and interest rate swap programs, respectively:

Three months ended
June 30, 2010
(Unaudited)
Effective Portion
Net gain recognized in other comprehensive income (loss) (OCI)	$29,014
Loss recognized in interest expense	$(95,676)

Ineffective Portion
Unrealized loss on de-designation of copper hedges	$(13,392,853)

Six months ended
June 30, 2010
(Unaudited)
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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table sets forth the Company’s financial assets and liabilities within the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 measured on a recurring basis at fair value by level within the fair value hierarchy. As required by ASC guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2011 (Unaudited)	Total	Level 1	Level 2	Level 3
Assets:
Derivative contracts – call options on copper forwards	$1,195,190	-	$1,195,190	-
Liabilities:
Derivative contracts – copper forward contracts	$(6,016,917)	-	$(6,016,917)	-
Derivative contract – interest rate swap contract	$(132,048)	-	$(132,048)	-

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010	Total	Level 1	Level 2	Level 3
Assets:
Derivative contracts – call options on copper forwards	$3,316,157	-	$3,316,157	-
Liabilities:
Derivative contracts – copper forward contracts	$(11,771,313)	-	$(11,771,313)	-
Derivative contract – interest rate swap contract	$(222,770)	-	$(222,770)	-

The Company’s copper forward contracts, call options on copper forward contracts and interest rate swap contracts are valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives generally trade in liquid markets, and, as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

As of June 30, 2011 and December 31, 2010, the estimated fair values for the Company’s copper forward contracts and interest rate swap liabilities include a counterparty credit valuation adjustment of $122,226 and $390,638, respectively, and $6,583 and $13,827, respectively, which are based upon the Company’s estimated credit risk adjustment of 9.06% above LIBOR.

The Company’s copper forward contracts and call options on copper forward contracts are covered under a master netting agreement with the counterparty, Nedbank, and, as such, are netted within the condensed consolidated balance sheets and reported as a net liability of $(4,821,727) and $(8,455,156) as of June 30, 2011 and December 31, 2010, respectively.

The following table sets forth the financial assets and liabilities within the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 that were measured at fair value on a non-recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2011 (Unaudited)	Total	Level 1	Level 2	Level 3
Liabilities:
Asset retirement obligation	$(2,934,979)	-	-	$(2,934,979)

December 31, 2010	Total	Level 1	Level 2	Level 3
Liabilities:
Asset retirement obligation	$(3,766,300)	-	-	$(3,766,300)

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

However, during the quarter ended June 30, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $10,100,000 (2011 dollars). Accordingly, the Company revised the estimated fair value of the asset retirement obligation during the three month period ended June 30, 2011. The Company utilized the same approach as was utilized as of December 31, 2010 with an update to the credit risk adjusted discount rate of 12.53% as of June 30, 2011 which resulted in an estimated amount of $2,934,979. With the accretion expense of $91,686 for the three months ended June 30, 2011 the ending balance for the asset retirement obligation as of June 30, 2011 is $3,026,665.

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

There are 4,756,167 stock options outstanding at June 30, 2011 issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2012 to 2017. As of June 30, 2011, all non-qualified, non-plan stock options have expired or have been cancelled.

The Company granted 1,044,500 and 1,544,500 stock options during the three and six month periods ended June 30, 2011, respectively. During the three and six month periods ended June 30, 2011, the Company recognized $47,746 and $103,695, respectively, in compensation expense related to employee stock options that vest over time. The Company granted 436,000 stock options during the three and six month periods ended June 30, 2010. During the three and six month periods ended June 30, 2010, the Company recognized $31,221 and $49,647, respectively, in compensation expense related to employee stock options that vest over time.

As summarized in the following tables, during the three and six month periods ended June 30, 2011, there were 1,044,500 and 1,544,500 stock options granted, respectively, no stock options were exercised, and 6,666 and 1,340,007 were cancelled or forfeited, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended June 30, 2011
Options outstanding at March 31, 2011	3,718,333.45
Granted	1,044,500.16
Exercised	-	-
Cancelled/Forfeited	(6,666)	.09

Options outstanding at June 30, 2011	4,756,167.39

		Weighted
	Number of	Average
	Shares	Exercise Price
Six months ended June 30, 2011
Options outstanding at December 31, 2010	4,551,674.47
Granted	1,544,500.16
Exercised	-	-
Cancelled/Forfeited	(1,340,007)	.40

Options outstanding at June 30, 2011	4,756,167.39

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of June 30, 2011:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	4,756,167	4.04	$.39	$72,303
Exercisable stock options	3,972,792	4.25	$.43	$72,303

The closing price of the Company’s common stock on the OTC Pink Sheets Market on June 30, 2011 was $0.16 per share. Accordingly, the intrinsic values of total stock options and exercisable stock options as of June 30, 2011, were $72,303 and $72,303, respectively.

The following table summarizes the unvested stock options outstanding as of June 30, 2011:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended June 30, 2011
Unvested options outstanding at March 31, 2011	373,500	$.10
Granted	1,044,500.11
Vested	(634,625)	.10
Cancelled/Forfeited	-	-

Unvested Options outstanding at June 30, 2011	783,375.11

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Six months ended June 30, 2011
Unvested options outstanding at December 31, 2010	518,505	$.07
Granted	1,544,500.11
Vested	(1,276,296)	.10
Cancelled/Forfeited	(3,334)	.05

Unvested Options outstanding at June 30, 2011	783,375.11

The total grant date fair value of options vested during the three and six month periods ended June 30, 2011 was $65,778 and $122,481, respectively. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of June 30, 2011, 783,375 stock options remain unvested, which will result in $77,084 in compensation expense to be recognized during the next three years.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, the Company granted 1,044,500 and 1,544,500 options during the three and six month periods ended June 30, 2011, respectively. Given that the 500,000 stock options granted in the first quarter of 2011 were granted to one employee, the Chief Executive Officer of the Company, and the fact that the stock options vested in full as of June 30, 2011, the Company utilized a 0% forfeiture rate for this stock option grant. The expected forfeiture rate of 8% for the stock options granted in the second quarter of 2011 was based on the Company’s historical forfeiture rate. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values for the stock options granted during the six month period ended June 30, 2011 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Risk-free interest rate	0.67% to 0.87%	1.1%
Expected life	2.5 to 3.25 years	2.8 years
Expected volatility	115% to 126%	105%
Expected dividend yield	0%	0%

Deferred Stock Units

During the three and six months ended June 30, 2011, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three and six months ended June 30, 2011.

During the three and six months ended June 30, 2011, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 74,074 and 138,591 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 60,185 and 112,604 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 60,185 and 112,604 deferred stock units, respectively. During the three and six months ended June 30, 2011, the Company recognized expense of $26,250 and $52,500, respectively, related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan, which forms part of the Company’s 2006 Stock Incentive Plan. During the three and six months ended June 30, 2011, 0 and 280,357 deferred stock units were converted into shares of the Company’s common stock, respectively. As of June 30, 2011, there were 1,498,342 deferred stock units outstanding.

During the three and six months ended June 30, 2010, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 100,000 and 130,769 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 81,250 and 106,250 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 81,250 and 106,250 deferred stock units, respectively; and T. Sean Harvey, a former Board member received 62,500 and 81,731 deferred stock units, respectively. During the three and six months ended June 30, 2010, the Company recognized expense of $32,500 and $65,000, respectively, related to the issuance of deferred stock units to its independent directors. During the three and six months ended June 30, 2010, 0 and 85,329 deferred stock units were converted into shares of the Company’s common stock, respectively. As of June 30, 2010, there were 1,073,272 deferred stock units outstanding.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.         BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 60,714,517 and 61,054,836 shares of common stock for the three and six months ended June 30, 2011 and 2010, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants, and other dilutive securities would be anti-dilutive.

Components of basic and diluted loss per share were as follows:

	Three Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(3,073,418)	$(7,162,638)

Weighted average basic outstanding shares of common stock	113,483,661	111,688,821
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	113,483,661	111,688,821
Loss per share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Net Loss available for common stock holders	$(5,350,798)	$(6,153,849)

Weighted average basic outstanding shares of common stock	113,397,048	111,430,992
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	113,397,048	111,430,992
Loss per share:
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.         COMMITMENTS AND CONTINGENCIES

Financial Consulting Agreements

In June 2010, the Company engaged FTI Consulting, Inc. (“FTI”), to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 5.0% of the capital raised for the Company during the twelve month period ending May 31, 2011 as well as certain amounts payable should other specified transactions occur. As of June 30, 2011, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher that occurred in July of 2010. No other success fees have been paid under the terms of the Agreement.

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

Litigation

Other than as set forth below, as of June 30, 2011, the Company knows of no material, existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. Except as discussed below, the outcome of open unresolved legal proceedings is presently indeterminable. Therefore, except as noted below, any settlement resulting from the resolution of these contingencies will be accounted for in the period of settlement. The Company does not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact its financial position, results of operations or cash flows. Furthermore, it is the Company’s policy to accrue for the legal expenses associated with contingencies as the expenses are incurred.

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

The following table presents a summary of the Company’s financial instruments as of June 30, 2011:

	Carrying		Estimated Fair
	Amount		Value
	(unaudited)		(unaudited)

Financial Assets:
Cash and cash equivalents	$456,138		$456,138
Restricted marketable securities	686,476		686,476
Accounts receivable	234,197		234,197
Financial Liabilities:
Accounts payable	$4,433,129	$	***
Accrued expenses	567,813		***
Accrued interest	3,469,256		***
Copper derivatives settlement payable	11,560,918		***
Long-term debt	6,194,360		***
Senior long–term debt	23,257,826		***
Derivative instruments	4,953,775		4,953,775

The carrying amounts for cash and cash equivalents, restricted marketable securities and accounts receivable approximate their fair value respectively because of the short term maturities of these financial instruments. As noted above, the Company’s derivatives are carried on the condensed consolidated balance sheet at estimated fair value. As of June 30, 2011, the fair value of the derivatives includes an aggregate counterparty credit valuation adjustment of $128,809.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of June 30, 2011 is considered impracticable. In addition, due the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, as of June 30, 2011, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable and long-term debt is also considered impracticable.

16.         SUBSEQUENT EVENTS

In August 2011, following the approval and adoption by the holders of a majority of the issued and outstanding shares of Common Stock of the Corporation at a duly convened meeting of stockholders held in June 2011, the Company amended its Certificate of Incorporation to increase the number of authorized common shares from 200,000,000 to 400,000,000.

Item 2.           Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six month periods ended June 30, 2011 and 2010 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and six month periods ended June 30, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in the Form 10-K for the year ended December 31, 2010.

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

In January 2008, we commenced copper cathode production from leaching old leach pads, and during 2008, we produced approximately 2.9 million pounds of copper from residual leaching.

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

Financing Activities

In June 2008, we entered into an Amended and Restated Credit Agreement with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. All of the funds available under such facility have been used by us to finance the construction, start–up and operation of mining and metal operations at the Johnson Camp Mine. As of June 30, 2011 and December 31, 2010, this facility was fully drawn and the outstanding balance of the credit facility was $23,257,826.

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

Default Under Secured Credit Agreement with Nedbank

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. While we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the quarterly payments of principal in the amounts of $1,790,099 each that were due between March 31, 2010 and June 30, 2011 and the related interest payments that were due on those dates. We do not have a forbearance agreement with Nedbank and Nedbank has the full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest has been increased by 3.00% to LIBOR plus 9.06% .

Given our default under the credit agreement, the full amount of the outstanding principal of $23,257,826 must now be included in our Company’s current liabilities. Accordingly, we have reclassified $5,356,841 of senior long-term debt to current liabilities within our condensed consolidated balance sheet as of June 30, 2011.

Default Under Copper Derivative and Interest Rate Swap Agreements with Nedbank Capital

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through June 30, 2011 in the aggregate amount of $11,560,918 due under the copper derivatives agreements between the parties. Derivative contracts with an estimated fair market value of ($4,953,775), which includes the long-term portion of the Company’s interest rate swap with Nedbank of $(7,340) that was accelerated into current liabilities due to the Company’s default, are scheduled to mature during the next twelve months.

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

As a result of our agreement with Fisher, as of June 30, 2011, the current maturities of long-term debt and long-term debt, less current maturities, are $0 and $6,194,360, respectively, and are reflected in the condensed consolidated balance sheet. As of June 30, 2011, the $0 amount within current maturities of long-term debt is based upon the current state of operations wherein the Company has ceased the mining and crushing of new ore. Accordingly, in our Company’s estimate of copper production for the next twelve months, the weekly level of copper sales is such that the payments to Fisher, as determined in accordance with the agreement, will be comprised of interest only. However, this estimate is subject to change based upon changes made to the Company’s mining operations, namely, the resumption of the mining of new ore.

Financial Advisory and Consulting Services Agreement with FTI Consulting Inc.

In June 2010, the Company engaged FTI Consulting, Inc. (“FTI”), to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 5.0% of the capital raised for the Company during the twelve month period ending May 31, 2011 as well as certain amounts payable should other specified transactions occur. As of June 30, 2011, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher Industries in July 2010. No other success fees have been paid under the terms of the Agreement.

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

Delisting From TSX and OTCBB

In connection with the private placement of the Units in November 2009, we received an exemption from certain shareholder approval requirements of the Toronto Stock Exchange (the “TSX”), on the basis of financial hardship. Reliance on this exemption automatically triggered a TSX de-listing review to confirm that we continued to meet the TSX listing requirements. We were unable to meet the TSX’s continued listing requirements and, effective as of the close of the market on July 30, 2010; our Company’s common stock was delisted from the TSX.

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

In addition, forecasting copper production during a ramp-up period is difficult for any reactivation of a leaching operation where residual leaching was previously done for an extended period of time. During residual leaching, copper is extracted from ore that was retained in the pads during normal operations. When new ore is placed on top of these pads, some of this new copper is retained in the old pads until a more steady state is reached. This copper will eventually be extracted over time, but during a ramp-up period, it is difficult to forecast production. During the ramp up, we underestimated the magnitude of copper that was retained in the pads.

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

Results of Operations – Three and Six Month Periods Ended June 30, 2011 and 2010

The following table sets forth our operating results for the three and six month periods ended June 30, 2011, as compared with our operating results for the three and six month periods ended June 30, 2010.

	Three Months Ended			Six Months Ended
			Change			Change
	June 30,	June 30,	(Increase/	June 30,	June 30,	(Increase/
	2011	2010	Decrease)	2011	2010	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$3,386,830	$8,703,078	$(5,316,248)	$8,140,174	$14,708,392	$(6,568,218)

Costs applicable to sales	4,279,040	4,308,551	(29,511)	8,661,845	7,669,246	992,599
General and administrative expenses	676,623	664,352	12,271	1,194,456	1,246,396	(51,940)
Depreciation, depletion and amortization	230,683	461,048	(230,365)	489,987	857,941	(367,954)

Income (loss) from operations	(1,799,516)	3,269,127	(5,068,643)	(2,206,114)	4,934,809	(7,140,923)

Other income (expense):
Interest expense	(920,278)	(892,624)	(27,654)	(1,809,486)	(1,486,343)	(323,143)
Unrealized loss on de-designation of copper hedges	-	(13,392,853)	13,392,853	-	(13,392,853)	13,392,853
Gain (loss) on derivatives classified as trading securities	(386,531)	3,938,610	(4,325,141)	(1,391,209)	3,938,610	(5,329,819)
Miscellaneous income (expense), net	32,907	(84,898)	117,805	56,011	(148,072)	204,083

Total other income (expense)	(1,273,902)	(10,431,765)	9,157,863	(3,144,684)	(11,088,658)	7,943,974

Loss before income taxes	(3,073,418)	(7,162,638)	4,089,220	(5,350,798)	(6,153,849)	803,051

Provision for income taxes	-	-	-	-	-	-

Net loss	$(3,073,418)	$(7,162,638)	$4,089,220	$(5,350,798)	$(6,153,849)	$803,051

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

We recorded revenues of $3,386,830 (including $10,767 in amortization of deferred revenue) from the sale of 816,896 pounds of copper cathode for the three months ended June 30, 2011 and revenues of $8,140,174 (including $25,050 in amortization of deferred revenue) from the sale of 1,900,514 pounds of copper cathode for the six months ended June 30, 2011. The average realized price of copper sold during the three and six month periods ended June 30, 2011 was $4.15 and $4.28 per pound, respectively.

We recorded revenues of $8,703,078 (including $35,973 in amortization of deferred revenue) from the sale of 2,729,194 pounds of copper cathode for the three months ended June 30, 2010 and revenues of $14,708,392 (including losses of ($1,866,237) from the settlement of copper hedges and $67,894 in amortization of deferred revenue) from the sale of 5,151,130 pounds of copper cathode for the six months ended June 30, 2010. Revenues during the three month period ending June 30, 2010, do not include the impact of copper derivative activity in the amount of ($1,878,084) as these hedges were de-designated as cash flow hedges and consequently not included as an element of revenue. The average realized price of copper sold during the three and six month periods ending June 30, 2010 was $3.19 and $2.86 per pound, respectively. The average realized price of copper sold during the three and six month periods ending June 30, 2010 would have been $2.50 and $2.49 per pound, respectively, if the copper hedges would have remained classified as cash flow hedges.

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

For the three months ended June 30, 2011, we incurred $4,279,040 of costs applicable to sales (including $3,100,225 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. For the six months ended June 30, 2011, we incurred $8,661,845 (including $5,974,410 in abnormal production costs due to the underutilization of plant capacity) of costs applicable to sales from the sale of copper.

The average cost per pound of copper sold during the three and six month periods ended June 30, 2011 was $5.24 and $4.56 per pound. The average cost per pound of copper sold excluding abnormal production costs was $1.44 and $1.41 per pound, respectively, during the same periods. The increase in the average cost per pound of copper sold during the three and six month periods ended June 30, 2011 versus the same periods in 2010 is due to an increase in the cost of sulphuric acid and an increase in the cost of mining new ore. Consequently, as the Company ceased the mining of new ore in July of 2010, these 2010 cost increases caused a corresponding increase in the average cost per pound inventoried which were subsequently charged to cost of goods sold upon sale of the related inventory.

For the three months ended June 30, 2010, we incurred $4,308,551 (including $920,065 in abnormal production costs due to the underutilization of plant capacity) of costs applicable to sales from the sale of copper. For the six months ended June 30, 2010, we incurred $7,669,246 (including $1,826,760 in abnormal production costs due to the underutilization of plant capacity) of costs applicable to sales from the sale of copper.

The average cost per pound of copper sold during the three and six month periods ended June 30, 2010 was $1.58 and $1.49 per pound. The average cost per pound of copper sold excluding abnormal production costs was $1.24 and $1.13 per pound, respectively, during the same periods.

General and Administrative Expenses

Our general and administrative expenses increased to $676,623 for the three months ended June 30, 2011, compared to $664,352 for the three months ended June 30, 2010. The increase was primarily due to a $63,880 increase in consulting fees and an $11,710 increase in travel expense offset in part by a $49,246 decrease in compensation expense.

Our general and administrative expenses decreased to $1,194,456 for the six months ended June 30, 2011, compared to $1,246,396 for the six months ended June 30, 2010. The decrease was primarily due to a $156,885 reduction in severance taxes and a $96,204 reduction in compensation expense offset in part by a $125,300 increase in consulting fees.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses decreased by $230,365 and $367,954 respectively, for the three and six month periods ended June 30, 2011, as compared to the three and six month periods ended June 30, 2010. The decrease was primarily due to the decrease in the amount of tons mined (as the Company halted the mining of new ore in July 2010) and the amount of copper produced in comparison to the same period in the prior year when the Company was mining and crushing new ore.

Other Income (Expense)

The decrease in other expense, net, of ($9,157,863) for the three months ended June 30, 2011 in comparison to the same period in the prior year was primarily due to the losses on copper hedges that were de-designated from cash flow hedges to trading securities in the second quarter of 2010 resulting in an unrealized loss of ($13,392,853); offset in part by the decrease in gains (losses) on derivatives classified as trading securities of $4,325,141.

The decrease in other expense, net, of ($7,943,974) for the six month period ended June 30, 2011 in comparison to the six month period ended June 30, 2010 was primarily the result of losses incurred from the de-designation of copper hedges from cash flow hedges to trading securities that occurred during the second quarter of 2011 of ($13,392,853); offset in part by the decrease in gains (losses) on derivatives classified as trading securities of $5,329,819 and an increase in interest expense of $323,143.

Net Income

Operations resulted in a net loss of ($3,073,418) for the three months ended June 30, 2011 as compared to a net loss of ($7,162,638) for the three months ended June 30, 2010. The decrease in net loss between these periods is primarily related to the ($13,392,853) unrealized loss recognized on the de-designation of cash flow hedges to trading securities in 2010 and a decrease in revenues from $8,703,078 in the three months ended June 30, 2010 as compared to revenues of $3,386,830 during the same period in 2011 as a result of the halting of mining operations on July 1, 2010.

Operations resulted in a net loss of ($5,350,798) for the six months ended June 30, 2011 as compared to a net loss of ($6,153,849) for the six months ended June 30, 2010. The decrease in net loss between these periods is primarily related to the ($13,392,853) unrealized loss recognized on the de-designation of cash flow hedges to trading securities in 2010 and a decrease in revenues from $14,708,392 in the six months ended June 30, 2010 as compared to revenues of $8,140,174 during the same period in 2011 as a result of the halting of mining operations on July 1, 2010. The decrease in net loss during the period was offset in part by the decrease of $5,329,819 in the gains (losses) on derivatives classified as trading securities.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of June 30, 2011 and December 31, 2010:

	As of		As of
	June 30, 2011		December 31, 2010
	(Unaudited)
Cash reserves	$456,138	(1)	$1,120,023	(1)

Working capital surplus (deficiency)	$(43,673,356	)(2)	$(39,829,666	)(3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.

(2)

Includes $4,953,775 in current maturities of derivative contracts, $17,900,985 in current portion of senior long-term debt, $11,560,918 in copper derivatives settlement payable and $5,356,841 of senior long-term debt that was classified as current liabilities due to our Company defaulting on the related agreements.

(3)

Includes $8,677,926 in current maturities of derivative contracts, $14,320,788 in current portion of senior long-term debt, $7,660,508 in copper derivatives settlement payable and $8,937,038 of senior long-term debt that was classified as current liabilities due to our Company defaulting on the related agreements.

Cash Flows from Operating Activities

Our cash flows from operating activities during the six months ended June 30, 2011 and 2010 were $184,186 and ($397,836), respectively.

The Company recognized net losses of $5,350,798 and $6,153,849 for the six month periods ended June, 2011 and 2010, respectively. Cash provided (used) in the mining and processing of inventory amounted to $2,259,171 and $(11,384,194) during the six month periods ending June 30, 2011 and 2010, respectively. The net losses incurred for the six month periods ending June 30, 2011 and 2010 were significantly impacted by the unrealized loss on derivatives classified as trading securities in the amount of $3,724,151 (2011) and $13,392,853 (2010) on the de-designation of copper derivatives cash flow hedges partially offset by the unrealized gain of $5,816,694 (2010) on derivatives classified as trading securities, respectively. Furthermore, the accounts payable, accrued expenses, and copper derivatives settlement payable increased by a total amount of $5,983,126 during the six month period ended June 30, 2011 versus an increase of $7,976,348 during the six month period ended June 30, 2010.

Cash Flows from Financing Activities

Our cash flows from financing activities during the six months ended June 30, 2011 were ($309,751) compared to $31,711 for the same period in 2010. The increase in the net cash used by financing activities is primarily due to the $301,068 in principal payments made on the Fisher Promissory Note during the six month period ended June 30, 2011.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2010, our Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation in respect of our Company’s Aquifer Protection Permit for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements are expected to be completed by June of 2011 at an estimated cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order issued on September 7, 2002. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was finalized in April 2011. During the three month period ending June 30, 2011, the Company made payments in the amount of $16,250. As of June 30, 2011, the remaining balance due ADEQ is $48,750.

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

Item 1A.        Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on June 30, 2011.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2011, we issued 82,418 fully-paid and non-assessable shares of common stock to Ronald Hirsch in payment and satisfaction of certain outstanding compensation owed to him in his capacity as the Chairman of our Board of Directors. The shares were issued at a deemed issue price of $0.14 per share (the total deemed issue price being $11,538), relying on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Item 3.           Defaults upon Senior Securities

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled quarterly principal and interest payments that were due between March 31, 2010 and June 30, 2011 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the Amended and Restated Credit Agreement with Nedbank dated March 31, 2009, and the full amount of the outstanding principal and accrued and unpaid interest as of June 30, 2011 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. Accordingly, our Company has reclassified $5,356,841 of senior long-term debt to current liabilities within our condensed consolidated balance sheet as of June 30, 2011.

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

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the monthly payments due between April 6, 2010 and July 6, 2011 under the copper hedge agreement between the parties. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the copper hedge agreement.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

Not applicable.

Item 6.           Exhibits

Exhibit
Number	Description

Articles of Incorporation and By–law

3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)

3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)

3.3	Amendment to Amended Certificate of Incorporation (5)

Instruments defining the rights of security holders, including indenture

4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities (1)

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

10.9	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc. (10)

10.10	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010 (10)

10.11	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(11)

10.12	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(12)

Subsidiaries of the Issuer

21.1	Subsidiaries of the Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(13)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(13)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008 (6)

99.3	Nord Resources Corporation 2010-2011 Bonus Plan (13)

Notes
(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004,filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(6)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(7)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(8)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(9)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(10)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(11)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(12)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(13)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Chief Executive Officer and Chief Financial Officer Date: August 15, 2011