Form 10-Q
period 2011-09-30
NORD RESOURCES CORP
filed 2011-11-15
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 112,177,627 shares of common stock as of November 14, 2011.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2011

INDEX

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

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation together with its wholly-owned subsidiary, Cochise Aggregates and Materials, Inc. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the interim condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2010. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2010.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$338,386	$1,120,023
Accounts receivable	467,943	442,403
Inventories	3,775,877	4,685,599
Prepaid expenses and other assets	296,710	146,534

Total Current Assets	4,878,916	6,394,559

Property and Equipment, at cost:
Property and equipment	50,397,687	51,096,100
Less accumulated depreciation, depletion and amortization	(6,038,933)	(5,639,197)

Net Property and Equipment	44,358,754	45,456,903

Other Assets:
Deposits	123,093	123,093
Restricted marketable securities	686,476	686,476
Stockpiles and ore on leach pads	7,312,890	10,228,475
Debt issuance costs, net of accumulated amortization	455,176	714,653

Total Other Assets	8,577,635	11,752,697

Total Assets	$57,815,305	$63,604,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Continued)

	September 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$4,454,673	$3,915,011
Accrued expenses	577,982	894,389
Accrued interest	4,194,605	1,762,709
Copper derivatives settlement payable	14,093,847	7,660,508
Current maturities of long-term debt	6,194,360	-
Current maturities of senior long-term debt	19,691,084	14,320,788
Current maturities of derivative contracts, at fair value	1,818,445	8,677,926
Senior long-term debt accelerated due to default	3,566,742	8,937,038
Other current liabilities	53,729	55,856

Total Current Liabilities	54,645,467	46,224,225

Long-Term Liabilities:
Long-term debt	-	6,495,428
Deferred revenue, less current portion	4,656,618	4,690,940
Accrued reclamation costs	3,111,081	3,932,966
Other long-term liabilities	111,073	133,505

Total Long-Term Liabilities	7,878,772	15,252,839

Total Liabilities	62,524,239	61,477,064

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock: $.01 par value, 400,000,000 and 200,000,000 shares authorized, 112,177,627 and 111,814,852 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,121,777	1,118,149
Additional paid–in–capital	122,081,000	121,835,134
Accumulated deficit	(127,911,711)	(120,826,188)

Total Stockholders’ Equity (Deficit)	(4,708,934)	2,127,095

Total Liabilities and Stockholders’ Equity (Deficit)	$57,815,305	$63,604,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

Net sales	$11,985,373	$22,604,645

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	13,142,763	13,345,989
General and administrative expenses (includes stock based compensation of $237,956 and $216,950, respectively)	1,729,415	1,572,901
Depreciation, depletion and amortization	743,148	1,328,262

Income (loss) from operations	(3,629,953)	6,357,493

Other income (expense):
Interest expense	(2,734,798)	(2,360,840)
Unrealized loss on de-designation of cash flow hedges	-	(13,712,395)
Losses on derivatives classified as trading securities	(788,807)	(226,852)
Miscellaneous income (expense)	68,035	(142,382)

Total other income (expense)	(3,455,570)	(16,442,469)

Loss before income taxes	(7,085,523)	(10,084,976)

Provision for income taxes	-	-

Net loss	$(7,085,523)	$(10,084,976)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	113,491,342	111,720,671
Basic and diluted loss per share of common stock	$(0.06)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

Net sales	$3,845,199	$7,896,253

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	4,480,918	5,676,743
General and administrative expenses (includes stock based compensation of $81,761 and $102,303, respectively)	534,959	326,505
Depreciation, depletion and amortization	253,161	470,321

Income (loss) from operations	(1,423,839)	1,422,684

Other income (expense):
Interest expense	(925,312)	(874,497)
Unrealized loss on de-designation of cash flow hedges	-	(319,542)
Gains (losses) on derivatives classified as trading securities	602,402	(4,165,463)
Miscellaneous income (expense)	12,024	5,691

Total other income (expense)	(310,886)	(5,353,811)

Loss before income taxes	(1,734,725)	(3,931,127)

Provision for income taxes	-	-

Net loss	$(1,734,725)	$(3,931,127)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	113,678,970	112,290,583
Basic and diluted loss per share of common stock	$(0.02)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

					Total
			Additional		Stockholders’
			Paid-in	Accumulated	Equity
	Common Stock		Capital	Deficit	(Deficit)
	Shares	Amount

Balance at December 31, 2010	111,814,852	$1,118,149	$121,835,134	$(120,826,188)	$2,127,095
Comprehensive loss:
Net loss	-	-	-	(7,085,523)	(7,085,523)
Comprehensive loss					(7,085,523)

Common stock issued for settlement of accounts payable	82,418	824	10,714	-	11,538
Compensation expense from issuance of stock options	-	-	159,206	-	159,206
Common stock issued for deferred stock units	280,357	2,804	(2,804)	-	-
Compensation expense from issuance of deferred stock units	-	-	78,750	-	78,750

Balance at September 30, 2011	112,177,627	$1,121,777	$122,081,000	$(127,911,711)	$(4,708,934)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net loss	$(7,085,523)	$(10,084,976)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	743,148	1,328,262
Accretion expense on accrued reclamation costs	290,886	6,650
Amortization of debt issuance costs	259,477	203,671
Issuance of stock options for services rendered	159,206	71,847
Issuance of common stock for services rendered	-	53,853
Issuance of deferred stock units for services rendered	78,750	91,250
Loss on write-off of mineral lease option	10,980	-
Unrealized loss on de-designation of copper derivatives as cash flow hedges	-	13,712,395
Changes in assets and liabilities:
Accounts receivable	(25,540)	166,767
Inventories, stockpiles and ore on leach pads	3,481,895	(9,402,057)
Prepaid expenses and other assets	(150,176)	(232,524)
Accounts payable	753,474	4,152,121
Accrued expenses	(316,407)	(49,864)
Accrued interest	2,431,896	1,606,434
Copper derivatives settlement payable	6,433,339	4,154,852
Derivative contracts at fair value	(6,859,481)	(3,902,204)
Deferred revenue	(36,448)	(99,441)
Other liabilities	(9,795)	(11,158)
Net Cash Provided By Operating Activities	159,681	1,765,878

Cash Flows From Investing Activities:
Capital expenditures	(627,612)	(747,308)
Net Cash Used By Investing Activities	(627,612)	(747,308)

Cash Flows From Financing Activities:
Debt issuance costs	-	(191,333)
Proceeds from exercise of options	-	40,650
Principal payments on long-term debt	(301,068)	(876,413)
Principal payments on capital lease	(12,638)	(12,891)
Net Cash Used By Financing Activities	(313,706)	(1,039,987)

Net Decrease in Cash and Cash Equivalents	(781,637)	(21,417)

Cash and Cash Equivalents at Beginning of Period	1,120,023	1,297,138

Cash and Cash Equivalents at End of Period	$338,386	$1,276,721

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$453,011	$186,584
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
(Continued)

	2011	2010

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued in exchange for deferred stock units	$2,804	$3,062
Common stock issued for settlement of accounts payable	11,538	-
Mark to market of cash flow hedges	-	(643,436)
Change in property and equipment financed by accounts payable	(202,274)	(448,416)
Change in depreciation expense allocated to inventory	(105,003)	194,138
Change in depreciation expense allocated to stockpiles and ore on leach pads	(238,409)	692,569
Change in estimate of cash flows for asset retirement obligation	(1,112,771)	-
Refinancing of short term obligations with current maturities of long term debt	-	7,350,008
Refinancing of short term obligations with long term debt, less current maturities	-	849,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	FINANCIAL STATEMENTS

Nord Resources Corporation (together with its wholly-owned subsidiary, Cochise Aggregates and Materials, Inc., the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. In July 2007, the Company commenced the reactivation of the Johnson Camp Mine. The Company commenced copper cathode production from leaching existing old dumps in January 2008 and commenced mining of new ore upon completion of the reactivation work in January 2009. The Company achieved commercial copper cathode production from newly-mined ore on April 1, 2009 following substantial completion of the testing and development phase. In July 2010, the Company temporarily suspended the mining and crushing of new ore and implemented an action plan aimed at improving operating efficiencies. The Company continues to produce copper through the leaching of ore already in place on the existing pads and processing the solution through the SX-EW plant.

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2011. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Going Concern

Nedbank Limited (“Nedbank”), the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments that were due between March 31, 2010 and September 30, 2011 under the Company’s $25,000,000 secured term-loan credit facility. Accordingly, the Company has been in default of its obligations under the amended and restated Credit Agreement with Nedbank dated March 31, 2009 (the “Credit Agreement”) since May 14, 2010, and, as such, the full amount of the outstanding principal and accrued and unpaid interest must now be included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. As of September 30, 2011, the Company has reclassified $3,566,742 of senior long-term debt to current liabilities within the condensed consolidated balance sheet. As of the date of these condensed consolidated financial statements, Nedbank has not exercised its rights under the Credit Agreement to provide notification of the Company’s default condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the Credit Agreement, the Company entered into a Copper Hedge Agreement with Nedbank Capital Limited (“Nedbank Capital”) which provides for a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. Nedbank Capital has declined to extend the forbearance agreement regarding the Company’s failure to make the timely monthly settlement payments beginning in March of 2010 through September 30, 2011 under the Copper Hedge Agreement. As of September 30, 2011, the amount due to Nedbank Capital related to these settlements is $14,093,847 and is included in current liabilities within the copper derivatives settlement payable line item. The remaining derivative contracts under this agreement settle in 2011 and are therefore included in current liabilities as of September 30, 2011.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to build additional leach pad capacity, resume full operations and achieve its operating plan. If management cannot achieve its operating plan because of its inability to obtain additional financing, sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

The Company’s ramp-up of production since the commencement of commercial production has been slower than originally forecasted. In July 2010, the Company implemented measures to reduce its costs, maximize cash flow, and improve its operating efficiencies. As part of this program, the Company furloughed approximately 50% of its workforce at the Johnson Camp Mine and temporarily suspended the mining and crushing of new ore. The suspension resulted in an immediate reduction of costs and has enabled the Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the Company’s existing pads and the operation of its SX-EW plant. However, the Company expects that the production level will slowly decline until the resumption of mining and crushing operations.

The suspension has provided the Company with the opportunity to further evaluate its geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model are expected to provide the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore.

The Company is evaluating a variety of alternatives to improve its liquidity. There can be no assurance that the Company will be able to improve its liquidity.

Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to the current condensed consolidated financial statement presentation. Pursuant to the requirements of the Company’s senior lender, during the nine month period ending September 30, 2011, the Company reclassified $829,768 accrued interest payments that were previously credited against accrued interest payable to copper derivatives settlement payable.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserve estimation, the metallurgical recovery rate and estimates of recoverable copper in stockpiles and ore on leach pads of the Johnson Camp Mine that are the basis for future cash flow estimates; estimates of costs to produce a pound of copper under normalized production levels (“standard costs”); useful asset lives for depreciation, depletion and amortization; reclamation and closure cost obligations; asset impairment (including long–lived assets), including estimates used to derive future cash flows associated with those assets; deferred taxes and related valuation allowances; disclosures and reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments and stock based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

During the nine months ended September 30, 2011, the Company made the following changes to estimates having a material impact on the current and/or future consolidated financial statements. As of March 31, 2011, based upon the results of independent third party estimates commissioned, the Company revised the cost estimates to reclaim the Johnson Camp Mine at the end of the mine’s life to approximately $9,100,000 (based upon 2011 dollars), thus decreasing the asset retirement obligation and related accrued reclamation liability by $1,403,363. However, this estimate was subsequently revised as of June 30, 2011, based upon the results of independent third party estimates commissioned, to approximately $10,100,000 (based upon 2011 dollars), thus increasing the asset retirement obligation and related accrued reclamation liability by $290,592. The net effect of these estimate revisions was to decrease the asset retirement obligation and related accrued reclamation liability by $1,112,771.

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

In January 2010, Accounting Standards Codification (“ASC”) guidance for fair value measurements and disclosure was updated to require enhanced detail in the level 3 reconciliation. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

In May 2011, the ASC guidance for fair value measurements was updated to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments in this update will improve the comparability of fair value measurements presented and disclosed in the financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not foresee the updated amendments having a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In June 2011, the ASC guidance for presentation of comprehensive income was updated to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income to facilitate the convergence of U.S. GAAP and IFRS. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company does not foresee the updated amendments having a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	INVENTORY

Inventory is as follows:

	September 30,	December 31,
	2011	2010
Current Assets:	(unaudited)
Copper in process	$3,204,022	$4,142,922
Finished goods	16,322	43,813
Material and supplies	555,533	498,864
	3,775,877	4,685,599
Long-Term Assets:
Stockpiles and ore on leach pads	7,312,890	10,228,475
Total Inventory	$11,088,767	$14,914,074

The Company’s inventories are carried at the lower of average cost or net realizable value. Copper in process and finished goods inventories are valued using the average cost of production and include all costs of purchase, conversion costs (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company considers only those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Costs incurred in excess of this standard are expensed as incurred as abnormal costs which are included in costs applicable to sales within the condensed consolidated statement of operations. Accordingly, during the three and nine month periods ended September 30, 2011, the Company expensed $3,038,489 and $9,012,899 respectively, of abnormal production costs due to the underutilization of plant capacity. During the three and nine month periods ended September 30, 2010, the Company expensed $2,849,091 and $4,675,851, respectively, of abnormal production costs due to the underutilization of plant capacity.

The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads.

5.	PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Land	$87,114	$98,094
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	2,708,870	3,821,641
Mining and other equipment	43,220,971	42,795,633
Total	50,397,687	51,096,100

Accumulated depreciation, depletion and amortization	(6,038,933)	(5,639,197)
Net property and equipment	$44,358,754	$45,456,903

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $253,161 and $743,148 for the three and nine month periods ended September 30, 2011, respectively. Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $470,321 and $1,328,262, respectively, for the three and nine month periods ended September 30, 2010, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of September 30, 2011 and December 31, 2010, $1,017,029 and $1,360,441, respectively, of DD&A costs were included in copper inventories.

6.	LONG-TERM DEBT

Long–term debt consists of the following:

	September	December 31,
	30, 2011	2010
	(unaudited)
Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(19,691,084)	(14,320,788)
Less long-term portion of senior facility accelerated due to default	(3,566,742)	(8,937,038)
Long-term note payable with mining contractor	6,194,360	6,495,428
Less current maturities of long-term debt	(6,194,360)	-
Total Long-Term Debt	$-	$6,495,428

Senior Project Financing Facility

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due between March 31, 2010 and September 30, 2011, for an aggregate amount of $12,530,693, and interest payments totaling $2,104,670, $598,834, $619,178 and $637,258 that were due during 2010 and on March 31, 2011, June 30, 2011 and September 30, 2011, respectively, to Nedbank under the terms of the Credit Agreement. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010, and the full amount of the outstanding principal of $23,257,826 must now be included in the Company’s current liabilities. Therefore, the Company has reclassified $3,566,742 of senior long-term debt to current liabilities within its condensed consolidated balance sheet as of September 30, 2011. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default, the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.33% at September 30, 2011). During the nine months ended September 30, 2011, Nedbank required the Company to reclassify $829,768 of interest payments previously credited to accrued interest to the Company’s copper hedge settlement payable account. Accordingly, total accrued interest related to the Credit Agreement was $4,009,392 and $1,689,181 as of September 30, 2011 and December 31, 2010, respectively, and is included within accrued interest on the condensed consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make certain restricted payments.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the Credit Agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of September 30, 2011.

Pursuant to the terms of the Credit Agreement, upon default, Nedbank has the right, among others, to provide notification of such condition and commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company. As of the date of these condensed consolidated financial statements, the Company has not received notification that Nedbank has exercised its rights under the Credit Agreement.

The Company was also unable to make the required payments that were due to Nedbank Capital between April 6, 2010 and October 5, 2011 under the terms of its Copper Hedge Agreement. As of September 30, 2011 and December 31, 2010, the total amounts due to Nedbank Capital related to settlements under the Copper Hedge Agreement (including accrued interest) were $14,093,847 and $7,660,508, respectively, and are included in copper derivatives settlement payable within the condensed consolidated balance sheets. In accordance with the Credit Agreement, the default by the Company on the derivative contracts triggered a cross default under the Credit Agreement, which in turn has put Nedbank in a position to pursue any and all remedies under the Credit Agreement, in addition to the remedies available to Nedbank Capital under the related derivative contracts. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations.

Note Payable with Mining Contractor

On July 29, 2010, the Company reached an agreement with Fisher Sand & Gravel Company (“Fisher”), the Company’s former mining contractor, to convert $8,200,000 of unsecured trade payables, including the former note in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the Settlement Agreement, Fisher receives weekly payments on the Note with the amounts based on a formula related to the level of copper sales made by the Company and the weekly realized price of copper. Accordingly, under the Agreement, if the Company ships four loads, as defined in the Agreement, or approximately 176,000 pounds of copper or greater on a weekly basis, the weekly payments are calculated by multiplying the base amount of $100,000 by a factor equal to the average weekly realized price of copper per pound divided by $3.00. If the Company ships between 132,000 (three loads) and 176,000 (four loads) pounds of copper on a weekly basis, the base weekly amount decreases to $75,000. If the Company ships less than 132,000 pounds of copper on a weekly basis, the amounts due under the note equate to interest only payments on the outstanding principal balance. Any unpaid principal, along with any accrued interest, is due in full on July 31, 2012.

During the nine months ended September 30, 2011, although not required to do so under the terms of the Agreement, the Company made principal payments on the Note totaling $301,068; no principal payments were made on the Note during the three months ended September 30, 2011. During the three and nine months ended September 30, 2011, interest payments of $101,262 and $283,081, respectively, were made in accordance with the Agreement. As of September 30, 2011, the total principal balance on the Note of $6,194,360 is included in current liabilities. There was no accrued interest related to the Note as of September 30, 2011 and December 31, 2010, respectively.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	DEFERRED REVENUE

On March 31, 2009, the Company sold to Royal Gold (formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are expensed in the period incurred. During the three and nine month periods ended September 30, 2011, the Company recognized $11,398 and $36,448, respectively, in revenue and recorded $88,365 and $291,243, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2010, the Company recognized $31,547 and $99,441, respectively, in revenue and recorded $196,618 and $609,786, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. Total deferred revenue is $4,694,540 and $4,730,988 as of September 30, 2011 and December 31, 2010, respectively. Deferred revenue of $37,922 is expected to be amortized to revenue over the next twelve months. As of September 30, 2011 and December 31, 2010, the total amount owed by the Company under the terms of the royalty agreement was $1,121,929 and $995,686, respectively, and is included in accounts payable on the condensed consolidated balance sheets. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $152,331 and $73,528 of interest as of September 30, 2011 and December 31, 2010, respectively, which is included within accrued interest on the condensed consolidated balance sheets.

8.	ACCRUED RECLAMATION COSTS

The Company estimates its asset retirement obligations and related accrued reclamation costs using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes. During 2010, the Company completed an updated review of its reclamation plan and the related estimated costs of reclamation. As a result, as of December 31, 2010, the Company estimated the aggregate undiscounted obligation to be approximately $13,000,000 for the Johnson Camp Mine. However, as of March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (based on 2011 dollars). This estimate was subsequently refined during the quarter ended June 30, 2011 to $10,100,000 (based upon 2011 dollars). Accordingly, these cash flow revisions were effected in the estimated fair value of the asset retirement obligation as of September 30, 2011 which increased the obligation by $290,592 from the amount recorded at March 31, 2011 and decreased the obligation by a net amount of $1,112,771 from the amount recorded at December 31, 2010.

To calculate the estimated fair value of this obligation in accordance with the related ASC, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% at April 1, 2011. The estimated remaining life of the Johnson Camp Mine as of September 30, 2011 is approximately thirteen years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023 – 2024. As 100% of the cash flows are projected to occur in 2023-2024, 100% of the accrued reclamation costs are classified as long-term within the condensed consolidated balance sheets. Reconciliations of the beginning and ending carrying amounts of the Company’s asset retirement obligation for the nine months ended September 30, 2011 and year ended December 31, 2010, respectively, are as follows:

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)
	September 30,	December 31,
	2011	2010
	(unaudited)
Accrued reclamation costs, beginning of period	$3,932,966	$157,580
Accretion expense	290,886	9,086
Revisions to cash flow estimates	(1,112,771)	3,766,300

Accrued reclamation costs, end of period	$3,111,081	$3,932,966

9.	DERIVATIVE INSTRUMENTS

Copper Price Protection Program

In connection with the Credit Agreement with Nedbank, the Company entered into the Copper Hedge Agreement with Nedbank Capital which provides for a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consists of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives do not require the physical delivery of copper cathode and are expected to be net cash settled upon maturity and/or settlement of the contracts based upon the average daily London Metal Exchange (“LME”) cash settled copper price for the month of settlement. The program requires no cash margins, collateral or other security from the Company.

Under ASC guidance for derivative instruments and hedging activities, these contracts are carried on the condensed consolidated balance sheets at their estimated fair value which as of September 30, 2011 and December 31, 2010 was ($1,734,706) and ($8,455,156), respectively. The September 30, 2011 balance includes a counterparty credit valuation adjustment of $25,320, which is reported in gains (losses) on derivatives classified as trading securities within the condensed consolidated statement of operations. The December 31, 2010 balance includes a counterparty credit valuation adjustment of $390,638. From the period of inception of the derivative contracts through March 31, 2010, these contracts were designated as cash flow hedges with changes to the estimated fair value of these contracts being reflected in accumulated other comprehensive income (loss). However, due to the Company’s inability to make the required payments as the copper derivative contracts settled, the Company de-designated the cash-flow hedges as of April 1, 2010 and in so doing reclassified the outstanding hedge contracts from cash flow hedges to trading securities recognizing an unrealized loss of ($13,392,853) during the nine months ended September 30, 2010. Consequently, commencing on April 1, 2010, the changes in estimated fair value of these contracts are reflected in gains (losses) on derivatives classified as trading securities within the condensed consolidated statement of operations. The Company’s failure to make the requisite payments under the Copper Hedge Agreement triggered a cross-default provision under the Company’s Credit Agreement with Nedbank. As of September 30, 2011 and December 31, 2010, the amounts owed to Nedbank Capital related to the settlements of the copper derivative contracts are $14,093,847 and $7,660,508, respectively, and are included in current liabilities within the condensed consolidated balance sheets.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and nine month periods ended September 30, 2011 the Company recognized realized losses of ($2,532,928) and ($7,648,288), respectively, on the monthly settlements of a total of 1,322,774 and 3,968,322 notional pounds of copper for the derivatives now classified as trading securities. The Company also recognized unrealized gains of $3,087,021 and $6,720,450, which includes the counterparty credit valuation adjustment of $25,320, related to the mark to market adjustment for the estimated change in fair value of the copper derivatives classified as trading securities that occurred during the three and nine month periods ended September 30, 2011, respectively. As of September 30, 2011, 100% of the Company’s copper derivatives are classified as trading securities with no remaining derivatives classified as cash-flow hedges.

As noted above, the Company de-designated all of its cash flow hedges effective April 1, 2010. Accordingly, there was no cash flow hedging activity during the three and nine months ended September 30, 2011. During the three and nine month periods ended September 30, 2010, the settlements of derivatives classified as cash flow hedges for 0 and 1,984,161 notional pounds of copper amounted to $0 and ($1,886,237), respectively, and were classified as effective hedges. Accordingly, these amounts are included in net sales in the condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2010, decreases in estimated fair value of copper derivatives classified as cash flow hedges in the amounts of $0 and ($666,138) were recorded as accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2010, the Company recognized realized losses of $(2,250,972) and ($4,129,056) on the monthly settlements of a total of 1,984,161 and 3,968,322 notional pounds of copper that were classified as derivative trading securities. The Company also recognized an unrealized loss of ($1,938,869) and an unrealized gain of $3,877,826 during the three and nine month periods ended September 30, 2010, respectively, related to the mark to market of the derivatives classified as trading securities.

As of September 30, 2011, the estimated amount of copper production covered by economic hedges (derivatives no longer classified as cash flow hedges for accounting purposes) classified as trading securities was approximately 188% for the remaining three months of 2011. As of September 30, 2011, the Company had in place forward contracts of 600 metric tons (1,322,774 pounds) for the remaining three months of 2011 at a net forward price of $4,134 per metric ton ($1.88 per pound). The program also includes the purchase of long call options for the same quantities thereby permitting the Company to participate in price increases in the event that copper prices exceed the strike price of the long call options. As of September 30, 2011, the average strike price of the long call options was $8,515 per metric ton ($3.86 per pound) for the remaining three months of 2011. As of December 31, 2011, all of the Company’s copper derivatives will have settled. Accordingly, 100% of the derivatives are classified as current liabilities as of September 30, 2011.

Although this estimate is subject to changes in the forward price curve for copper, the estimated amount of the copper derivatives that will settle over the next three months in accordance with their normal operating terms stated in the contracts is $1,760,026 ($1,734,706 after the counterparty credit valuation adjustment).

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

Under ASC guidance for derivative instruments and hedging activities, this interest rate swap agreement is carried on the condensed consolidated balance sheets at fair value which was estimated at ($83,739) and ($222,770) as of September 30, 2011 and December 31, 2010, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in fair value reflected in accumulated other comprehensive income (loss). As noted above, the Company continues to be in default under its Credit Agreement with Nedbank, as it failed to make the requisite debt service payments for the period from March 31, 2010 to September 30, 2011. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank credit facility, effective July 1, 2010, the Company de-designated 100% of the interest rate swap previously classified as a cash-flow hedge and reclassified the estimated fair value of the interest rate swap from accumulated other comprehensive income (loss) to other income (expense), recognizing an unrealized loss for the amount.

During the three and nine month periods ended September 30, 2011 the Company recognized $49,452 and $172,247, respectively, in interest expense related to the quarterly settlements of the interest rate swap. During the three and nine month periods ended September 30, 2010, the Company recognized $77,419 and $278,912, respectively, in interest expense related to the quarterly settlements of the interest rate swap. During the three and nine month periods ended September 30, 2011, the Company recognized an unrealized gain of $48,309 and $139,031 related to changes in the estimated fair value of the interest rate swap. During the three and nine month periods ending September 30, 2010, changes in fair value in the amount of ($85,992) and $37,747, respectively, were reflected in accumulated other comprehensive income (loss) as the derivative was designated as a cash flow hedge during these periods.

As of September 30, 2011, the estimated fair value of the interest rate swap includes a counterparty credit valuation adjustment of $3,603 which is reported in gains (losses) on derivatives classified as trading securities within the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2011.

Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of September 30, 2011, the estimated amount of the interest rate swap derivatives that will settle over the next twelve months in accordance with their normal operating terms stated in the contracts is $87,343 ($83,739 after proportionate counterparty credit valuation adjustment).

Fair Value of Derivative Instruments

	Balance Sheet
	Location	Fair Value
As of September 30, 2011
(Unaudited)
Commodity contracts	Current Liabilities	$1,734,706
Interest rate swap contracts	Current Liabilities	$83,739

As of December 31, 2010
Commodity contracts	Current Liabilities	$8,455,156
Interest rate swap contracts	Current Liabilities	$222,770

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Flow Hedges

Prior to the de-designation of derivatives as cash flow hedges which occurred on April 1, 2010 for the copper derivatives and on July 1, 2010 for the interest rate swap, the Company utilized derivatives for the purpose of hedging forecasted cash flows related to the sale of copper and for debt service requirements. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on the derivative representing either hedged components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the three and nine month periods ended September 30, 2011, none of the derivatives were designated as cash flow hedges. During the three and nine month periods ended September 30, 2010, the Company recognized the following gains (losses) related to its copper price protection and interest rate swap programs, respectively:

Three months ended
September 30, 2010
(Unaudited)
Ineffective Portion
Unrealized loss on de-designation of interest rate swap	$(319,542)

Nine months ended
September 30, 2010
(Unaudited)
Effective Portion
Net loss recognized in other comprehensive income (loss) (OCI)	$(643,436)
Loss reclassified from accumulated OCI into net sales	$(1,886,237)
Loss recognized in interest expense	$(201,493)

Ineffective Portion
Unrealized loss on de-designation of copper hedges	$(13,392,853)
Unrealized loss on de-designation of interest rate swap	$(319,542)

Nedbank Capital, the counterparty to all of the Company’s derivative contracts, is affiliated with Nedbank, the senior lender on the Company’s long-term debt, for which substantially all of the Company’s assets are held as collateral. In accordance with the related Credit Agreement, a default on the derivative contracts would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the Credit Agreement, in addition to the remedies available to Nedbank Capital under the derivative contracts. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company neither deposited nor holds any collateral related to its derivative financial instruments. In addition, to date the Company has not required any of its counterparties or customers to post collateral.

Nedbank Capital has declined to extend the forbearance agreement regarding the Company’s failure to make the payments under the Copper Hedge Agreement between the parties which expired at midnight on May 13, 2010. Accordingly, the Company is in default under the Copper Hedge Agreement.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table sets forth the Company’s financial assets and liabilities within the condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 measured on a recurring basis at fair value by level within the fair value hierarchy. As required by ASC guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2011 (Unaudited)	Total	Level 1	Level 2	Level 3
Assets:
Derivative contracts – call options on copper forwards	$46,807	-	$46,807	-
Liabilities:
Derivative contracts – copper forward contracts	$(1,781,513)	-	$(1,781,513)	-
Derivative contract – interest rate swap contract	$(83,739)	-	$(83,739)	-

December 31, 2010	Total	Level 1	Level 2	Level 3
Assets:
Derivative contracts – call options on copper forwards	$3,316,157	-	$3,316,157	-
Liabilities:
Derivative contracts – copper forward contracts	$(11,771,313)	-	$(11,771,313)	-
Derivative contract – interest rate swap contract	$(222,770)	-	$(222,770)	-

The Company’s copper forward contracts, call options on copper forward contracts and interest rate swap contracts are valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The inputs to the valuation models utilized to estimate the fair value of the Company’s derivatives can generally be observed via related activity in liquid markets, and, as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010, the estimated fair values for the Company’s copper forward contracts and interest rate swap liabilities include a counterparty credit valuation adjustment of $25,320 and $390,638, respectively, and $3,603 and $13,827, respectively, which are based upon the Company’s estimated credit risk adjustment of 9.06% above LIBOR.

The Company’s copper forward contracts and call options on copper forward contracts are covered under a master netting agreement with the counterparty, Nedbank Capital, and, as such, are netted within the condensed consolidated balance sheets and reported as a net liability of ($1,734,706) and ($8,455,156) as of September 30, 2011 and December 31, 2010, respectively.

The following table sets forth the financial assets and liabilities within the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 that were measured at fair value on a non-recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2011 (Unaudited)	Total	Level 1	Level 2	Level 3
Assets:
Asset retirement obligation	$2,934,979	-	-	$2,934,979

December 31, 2010	Total	Level 1	Level 2	Level 3
Assets:
Asset retirement obligation	$3,766,300	-	-	$3,766,300

The Company revised its reclamation plan for the Johnson Camp Mine effective December 31, 2010. In the process, the Company commissioned an independent third party to estimate the gross amount of costs to reclaim the mine. As the mine has an estimated remaining life of 13 years, the Company expects the estimated costs to reclaim the mine will be incurred approximately 50% in 2023 and 50% in 2024. Furthermore, the Company applied an estimated 2.5% inflation rate per annum to the estimated gross costs to be incurred of approximately $13,000,000 (2010 dollars). The Company then discounted the inflation adjusted costs using its estimated credit risk adjusted rate as of December 31, 2010, the date of valuation, of 12.36% . The rate was based upon the Company’s credit risk adjustment on its senior long term debt of 9.06% . The resulting increase in the estimated asset retirement obligation was $3,766,300 as of December 31, 2010.

However, during the nine month period ended September 30, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $10,100,000 (2011 dollars). Accordingly, the Company revised the estimated fair value of the asset retirement obligation on April 1, 2011. The Company utilized the same approach that was utilized as of December 31, 2010 with an update to the credit risk adjusted discount rate of 12.53% as of April 1, 2011, the date of valuation, which resulted in an estimated amount of $2,934,979. With the accretion expense of $176,102 for the nine months ended September 30, 2011 the ending balance for the accrued reclamation costs as of September 30, 2011 is $3,111,081.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

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

There are 5,782,785 stock options outstanding at September 30, 2011 issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2012 to 2017. As of September 30, 2011, all non-qualified, non-plan stock options have expired or have been cancelled.

The Company granted 1,194,743 and 2,739,243 stock options during the three and nine month periods ended September 30, 2011, respectively. During the three and nine month periods ended September 30, 2011, the Company recognized $55,511 and $159,206, respectively, in compensation expense related to employee stock options that vest over time. The Company granted 419,000 and 855,000 stock options during the three and nine month periods ended September 30, 2010, respectively. During the three and nine month periods ended September 30, 2010, the Company recognized $22,200 and $71,847, respectively, in compensation expense related to employee stock options that vest over time.

As summarized in the following tables, during the three and nine month periods ended September 30, 2011, there were 1,194,743 and 2,739,243 stock options granted respectively, no stock options were exercised, and 168,125 and 1,508,132 were cancelled or forfeited, respectively.

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended September 30, 2011
Options outstanding at June 30, 2011	4,756,167	$.39
Granted	1,194,743.12
Exercised	-	-
Cancelled/Forfeited	(168,125)	.12

Options outstanding at September 30, 2011	5,782,785	$.34

		Weighted
	Number of	Average
	Shares	Exercise Price
Nine months ended September 30, 2011
Options outstanding at December 31, 2010	4,551,674	$.47
Granted	2,739,243.14
Exercised	-	-
Cancelled/Forfeited	(1,508,132)	.37

Options outstanding at September 30, 2011	5,782,785	$.34

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of September 30, 2011:

		Weighted
		Average
		Remaining	Weighted
		Contractu	Average
	Number	al Life in	Exercise	Intrinsic
	Outstanding	Years	Price	Value

Total stock options	5,782,785	4.03	$.34	$6,483
Exercisable stock options	4,246,040	4.09	$.41	$6,483

The closing price of the Company’s common stock on the OTC Pink Market on September 30, 2011 was $.10 per share. Accordingly, the intrinsic values of total stock options and exercisable stock options as of September 30, 2011, were $6,483 and $6,483, respectively.

The following table summarizes the unvested stock options outstanding as of September 30, 2011:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Nine months ended September 30, 2011
Unvested options outstanding at December 31, 2010	518,505	$.07
Granted	2,739,243.10
Vested	(1,643,294)	.09
Cancelled/Forfeited	(77,709)	.05

Unvested Options outstanding at September 30, 2011	1,536,745	$.10

The total grant date fair value of options vested during the three and nine month periods ended September 30, 2011 was $29,724 and $152,205, respectively. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of September 30, 2011, 1,536,745 stock options remain unvested, which will result in $128,629 in compensation expense to be recognized during the next three years.

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

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. As indicated above, the Company granted 1,194,743 and 2,739,243 options during the three and nine month periods ended September 30, 2011, respectively. Given that the 500,000 stock options granted in the first quarter of 2011 were granted to one employee, the Chief Executive Officer of the Company, and the fact that the stock options vested in full as of the grant date, the Company utilized a 0% forfeiture rate for this stock option grant. The expected forfeiture rate of 8% for the stock options granted in the second quarter of 2011 was based on the Company’s historical forfeiture rate. The options issued in the third quarter were granted to the Chief Executive Officer and vest in three equal installments – the first third vesting upon issuance and the next two thirds vesting on the annual anniversary date of the issuance; due to these facts, the Company utilized a 0% forfeiture rate for this stock option grant. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The fair values for the stock options granted during the nine month period ended September 30, 2011 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months Ended	Nine months Ended
	September 30, 2011	September 30, 2010
Risk-free interest rate	0.33% to 0.87%	0.7% to 1.1%
Expected life	2.5 to 3.3 years	2.6 to 2.8 years
Expected volatility	115% to 126%	105% to 106%
Expected dividend yield	0%	0%

Deferred Stock Units

During the three and nine months ended September 30, 2011, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three and nine months ended September 30, 2011.

During the three and nine months ended September 30, 2011, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 105,263 and 243,853 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 85,526 and 198,130 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 85,526 and 198,130 deferred stock units, respectively. During the three and nine months ended September 30, 2011, the Company recognized expense of $26,250 and $78,750, respectively, related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan, which forms part of the Company’s 2006 Stock Incentive Plan. During the three and nine months ended September 30, 2011, 0 and 280,357 deferred stock units were converted into shares of the Company’s common stock, respectively. As of September 30, 2011, there were 1,774,657 deferred stock units outstanding.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2010, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 142,857 and 273,626 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 116,071 and 222,321 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 116,071 and 222,321 deferred stock units, respectively; and T. Sean Harvey, a former Board member received 0 and 81,731 deferred stock units, respectively. During the three and nine months ended September 30, 2010, the Company recognized expense of $26,250 and $91,250, respectively, related to the issuance of deferred stock units to its independent directors. During the three and nine months ended September 30, 2010, 220,872 and 306,201 deferred stock units were converted into shares of the Company’s common stock, respectively. As of September 30, 2010, there were 1,227,399 deferred stock units outstanding.

12.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 61,741,135 and 61,209,281shares of common stock for the three and nine months ended September 30, 2011 and 2010, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants, and other dilutive securities would be anti-dilutive.

Components of basic and diluted loss per share were as follows:

	Three Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(1,734,725)	$(3,931,127)

Weighted average basic outstanding shares of common stock	113,678,970	112,290,583
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	113,678,970	112,290,583
Loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(7,085,523)	$(10,084,976)

Weighted average basic outstanding shares of common stock	113,491,342	111,720,671
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	113,491,342	111,720,671
Loss per share:
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)

13.	CONCENTRATIONS

The Company currently sells 100% of its copper cathode production to Red Kite Explorer Fund Limited (“Red Kite”) under a definitive purchase and sale agreement dated February 2, 2008 with Red Kite, a large, well-capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing is based on the COMEX price for high-grade copper on the date of sale.

14.	COMMITMENTS AND CONTINGENCIES

Financial Consulting Agreements

In June 2010, the Company engaged FTI Consulting, Inc. (“FTI”), to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 5.0% of the capital raised for the Company during the twelve month period ending May 31, 2011 as well as certain amounts payable should other specified transactions occur. As of September 30, 2011, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher that occurred in July of 2010. No other success fees have been paid under the terms of the Agreement.

In March 2011, the Company engaged Olympus Securities, LLC (“Olympus”) to provide financial advisory and consulting services. The Company has agreed to pay Olympus a success fee ranging between 2.5% and 7.2% of the capital raised for the Company depending on the type of transaction consummated. To date, no success fees have been paid under the terms of the agreement with Olympus which has an initial term of nine months.

Litigation

Other than as set forth below, as of September 30, 2011, the Company knows of no material, existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. Except as discussed below, the outcome of open unresolved legal proceedings is presently indeterminable. Therefore, except as noted below, any settlement resulting from the resolution of these contingencies will be accounted for in the period of settlement. The Company does not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact its financial position, results of operations or cash flows. Furthermore, it is the Company’s policy to accrue for the legal expenses associated with contingencies as the expenses are incurred.

Nord Resources Corporation and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On October 19, 2010, the Company was issued an APP for the Johnson Camp Mine property.

In November 2010, the Company and ADEQ reached an agreement to settle all unresolved issues resulting from the previously issued Notice of Violation for a penalty of $65,000 and the Company’s completion of several monitoring wells and the installation of a drinking water system under a definitive schedule. These improvements were completed by June of 2011 at an estimated cost of approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. In April 2011, a Consent Judgment in Superior Court reflecting these key provisions and resolving these matters was finalized. During the three months ended September 30, 2011, the Company made payments in the amount of $16,250. As of September 30, 2011, the remaining balance due to ADEQ is $32,500.

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

The following table presents a summary of the Company’s financial instruments as of September 30, 2011:

	Carrying		Estimated Fair
	Amount		Value
	(unaudited)		(unaudited)

Financial Assets:
Cash and cash equivalents	$338,386		$338,386
Restricted marketable securities	686,476		686,476
Accounts receivable	467,943		467,943
Financial Liabilities:
Accounts payable	$4,454,673	$	***
Accrued expenses	577,982		***
Accrued interest	4,194,605		***
Copper derivatives settlement payable	14,093,847		***
Long-term debt	6,194,360		***
Senior long–term debt	23,257,826		***
Derivative instruments	1,818,445		1,818,445

The carrying amounts for cash and cash equivalents, restricted marketable securities and accounts receivable approximate their fair value respectively because of the short term maturities of these financial instruments. As noted above, the Company’s derivatives are carried on the condensed consolidated balance sheet at estimated fair value. As of September 30, 2011, the fair value of the derivatives includes an aggregate counterparty credit valuation adjustment of $28,923.

*** Given the current situation with Nedbank, the Company’s senior lender, and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of September 30, 2011 is considered impracticable. In addition, due the current situation with Nedbank and the impact this situation may have on the remaining liabilities of the Company, as of September 30, 2011, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable and long-term debt is also considered impracticable.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine month periods ended September 30, 2011 and 2010 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and nine month periods ended September 30, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in our annual report on Form 10-K for the year ended December 31, 2010.

Overview of Our Business

We are a copper mining company and our principal asset is the Johnson Camp property located in Dragoon, Arizona. The Johnson Camp property includes the Johnson Camp Mine, an integrated open pit copper mine and a production facility that uses the solvent extraction, electrowinning (SX–EW) process. The Johnson Camp Mine includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits. As described in more detail below, we commenced production of copper from new ore in February 2009 and achieved commercial copper cathode production from newly-mined ore on April 1, 2009. In July 2010, we announced that in order to reduce costs, maximize cash flow, and improve our operating efficiencies, we had temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off 43 people, representing approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. We expect that the production level will continue to slowly decline until the resumption of mining and crushing operations.

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

In February 2008, we entered into a long-term cathode sales agreement with Red Kite Master Fund Limited (now known as Red Kite Explorer Fund Limited) for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing is based on the COMEX price for high–grade copper on the date of sale.

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

In July 2010, we temporarily suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We continue to produce copper through the leaching of ore already in place on the existing pads and processing the solution through the SX-EW plant. The suspension resulted in an immediate reduction of costs and enabled our Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the existing pads and the operation of our SX-EW plant. The suspension provides our Company with the opportunity to further evaluate our geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model are expected to provide us with the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore.

Financing Activities

In June 2008, we entered into an Amended and Restated Credit Agreement with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. All of the funds available under such facility have been used by us to finance the construction, start–up and operation of mining and metal operations at the Johnson Camp Mine. As of September 30, 2011 and December 31, 2010, this facility was fully drawn and the outstanding balance of the credit facility was $23,257,826.

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

Default Under Credit Agreement with Nedbank

In March 2009, our Credit Agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. While we made the scheduled principal and interest payment that was due on December 31, 2009 in the approximate amount of $2,200,000, we were unable to make the quarterly payments of principal in the amounts of $1,790,099 each that were due between March 31, 2010 and September 30, 2011 and the related interest payments that were due on those dates. We do not have a forbearance agreement with Nedbank and Nedbank has the full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest has been increased by 3.00% to LIBOR plus 9.06% .

Given our default under the credit agreement, the full amount of the outstanding principal of $23,257,826 must now be included in our Company’s current liabilities. Accordingly, we have reclassified $3,566,742 of senior long-term debt to current liabilities within our condensed consolidated balance sheet as of September 30, 2011.

Default Under Copper Derivative and Interest Rate Swap Agreements with Nedbank Capital

In connection with the Credit Agreement, our Company entered into a Copper Hedge Agreement with Nedbank Capital Limited which provides for a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. Nedbank Capital has declined to extend the forbearance agreement regarding our Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through September 30, 2011 in the aggregate amount of $14,093,847 due under the copper derivatives agreements between the parties. Derivative contracts with an estimated fair market value of ($1,818,445) are scheduled to mature during the next twelve months.

Conversion of Fisher Sand & Gravel Company Payables to Two-Year Note

In July 2010, we reached an agreement with our largest unsecured trade creditor to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the agreement, the creditor, mining contractor Fisher Sand & Gravel Company, will receive weekly payments on the note with the amounts based on a formula related to the weekly level of copper sales made by our Company.

As a result of our agreement with Fisher, as of September 30, 2011, the current maturities of long-term debt are $6,194,360 and are reflected in the condensed consolidated balance sheet. As of September 30, 2011, the $6,194,360 amount within current maturities of long-term debt is based upon the current state of operations wherein the Company has ceased the mining and crushing of new ore, however, the outstanding principal is due and payable on July 31, 2012 resulting in the entire remaining balance to Fisher being reclassified from a long-term note payable to a current liability. Accordingly, in our Company’s estimate of copper production for the next twelve months, the weekly level of copper sales is such that the payments to Fisher, as determined in accordance with the agreement, will be comprised of interest only. However, this estimate is subject to change based upon changes made to the Company’s mining operations, namely, the resumption of the mining of new ore.

Financial Advisory and Consulting Services Agreement with FTI Consulting Inc.

In June 2010, the Company engaged FTI Consulting, Inc., to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 5.0% of the capital raised for the Company during the twelve month period ending May 31, 2011 as well as certain amounts payable should other specified transactions occur. As of September 30, 2011, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher Industries in July 2010. No other success fees have been paid under the terms of the Agreement.

In March 2011, the Company engaged Olympus Securities, LLC to provide financial advisory and consulting services. The Company has agreed to pay Olympus a success fee ranging between 2.5% and 7.2% of the capital raised for the Company depending on the type of transaction consummated. To date no success fees have been paid under the terms of the agreement with Olympus which has an initial term of nine months.

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

Effective December 31, 2010, based upon the historical results of the Johnson Camp Mine, with specific focus on the recovery rates of copper mined from January 1, 2009 – September 30, 2010, we revised our estimated metallurgical recovery rate from 76.5% to 60%. Accordingly, based upon this estimate change, we took a one-time non-cash charge to cost applicable to sales for $8,551,783 due to the reduction of an estimated 7,260,159 pounds of recoverable copper in the current leach heaps.

Although we are now in default under our Credit Agreement with Nedbank and our Copper Hedge Agreement with Nedbank Capital, Nedbank and Nedbank Capital have not exercised their respective rights to note us in default, and we intend to continue with our operations in the ordinary course, as we aggressively pursue certain opportunities that we have generated to refinance and/or recapitalize our Company.

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

In the interim, we have developed an alternative plan that is still under active consideration, which should enable us to move back into mining new ore to increase our copper production and operating cash flow in the short term. This plan would require an approximate $6 million investment to place a liner on our existing three pads, which would enable us to productively leach new ore there. This approach does not require any additional permits, but remains contingent on our ability to raise additional financing to cover the cost of the new liner and provide working capital for the approximate 60 day period it would take to complete the work, resume our mining and crushing operations and commence leaching new ore. If we are able to proceed on this basis, we expect that a substantial portion of the funds needed to construct the new leach pad will come from cash flow from operations.

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

We estimate we will incur an additional $18 million in capital costs during the next year, primarily for the development and construction of a new leach pad as described above. If we decide, in the interim, to place a liner on top of the three existing pads, we estimate that we will incur an additional $6 million in capital costs for the new liner. These cost figures do not include estimated reclamation bonding requirements, and do not account for inflation, interest and other financing costs. In addition, the Company must raise a substantial portion of this capital from external sources and we cannot be assured that we will be successful in our endeavors.

Results of Operations – Three and Nine month Periods Ended September 30, 2011 and 2010

The following table sets forth our operating results for the three and nine month periods ended September 30, 2011, as compared with our operating results for the three and nine month periods ended September 30, 2010.

	Three Months Ended			Nine months Ended
	September		Change	September	September	Change
	30,	September 30,	Increase/	30,	30,	Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$3,845,199	$7,896,253	$(4,081,054)	$11,985,373	$22,604,645	$(10,619,272)

Costs applicable to sales	4,480,918	5,676,743	(1,195,825)	13,142,763	13,345,989	(203,226)
General and administrative expenses	534,959	326,505	208,454	1,729,415	1,572,901	156,514
Depreciation, depletion and amortization	253,161	470,321	(217,160)	743,148	1,328,262	(585,114)

Income (loss) from operations	(1,423,839)	1,422,684	(2,846,523)	(3,629,953)	6,357,493	(9,987,446)

Other income (expense):
Interest expense	(925,312)	(874,497)	(50,815)	(2,734,798)	(2,360,840)	(373,958)
Unrealized loss on de- designation of cash flow hedges	-	(319,542)	319,542	-	(13,712,395)	13,712,395
Gain (loss) on derivatives classified as trading securities	602,402	(4,165,463)	4,767,865	(788,807)	(226,852)	(561,955)
Miscellaneous income (expense), net	12,024	5,691	6,333	68,035	(142,382)	210,417

Total other income (expense)	(310,886)	(5,353,811)	5,042,925	(3,455,570)	(16,442,469)	12,986,899

Loss before income taxes	(1,734,725)	(3,931,127)	2,196,402	(7,085,523)	(10,084,976)	2,999,453

Provision for income taxes	-	-	-	-	-	-

Net loss	$(1,734,725)	$(3,931,127)	$2,196,402	$(7,085,523)	$(10,084,976)	$2,999,453

Revenue

We commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We entered the production stage as we achieved commercial copper cathode production from newly-mined ore on April 1, 2009. Due to continued copper recovery issues with the existing leach pads combined with a reduction in the amount of mining activity stemming from inadequate capital, we were unable to become cash flow positive in the second quarter of 2010 as anticipated. As a result, on July 2, 2010, we temporarily suspended the mining and crushing of new ore operations to increase cash flow with the goal of building a new leach pad. All other operations, including leaching, SX-EW and copper production, are continuing. However, as noted above, we expect that the production level will continue to slowly decline until the resumption of mining and crushing operations.

In February 2008, we entered into a long term cathode sales agreement with Red Kite for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine. Pricing is based on the closing COMEX price for high–grade copper on date of sale.

We recorded revenues of $3,845,199 (including $11,398 in amortization of deferred revenue) from the sale of 960,864 pounds of copper cathode for the three months ended September 30, 2011 and revenues of $11,985,373 (including $36,448 in amortization of deferred revenue) from the sale of 2,861,378 pounds of copper cathode for the nine months ended September 30, 2011. The average realized price of copper sold during the three and nine month periods ended September 30, 2011 was $4.00 and $4.19 per pound, respectively.

We recorded revenues of $7,896,253 (including $31,548 in amortization of deferred revenue) from the sale of 2,393,591 pounds of copper cathode for the three months ended September 30, 2010 and revenues of $22,604,645 (including losses of ($1,866,237) from the settlement of copper hedges and $99,441 in amortization of deferred revenue) from the sale of 7,544,721 pounds of copper cathode for the nine months ended September 30, 2010. The average realized price of copper sold during the three and nine month periods ending September 30, 2010 was $3.29 and $2.99 per pound, respectively. The average realized price of copper sold during the three and nine month periods ending September 30, 2010 would have been $3.29 and $3.24 per pound, respectively, if the effective copper hedges in place during the first three months of 2010 were not classified as cash flow hedges.

Costs Applicable to Sales

Costs applicable to sales represents the costs incurred in converting the ore present in existing leach pads into saleable copper cathode. The conversion process includes the mining of ore, crushing, conveying and stacking of ore on to the pads, leaching of stockpiles, solvent extraction and electrowinning, and results in the production of copper cathode. The costs include labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore.

For the three months ended September 30, 2011, we incurred $4,480,918 of costs applicable to sales (including $3,038,489 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. For the nine months ended September 30, 2011, we incurred $13,142,763 (including $9,012,899 in abnormal production costs due to the underutilization of plant capacity) of costs applicable to sales from the sale of copper. For the three months ended September 30, 2010, we incurred $5,676,743 (including $2,849,091 in abnormal costs due to the underutilization of plant capacity) of costs applicable to sales from the sale of copper. For the nine months ended September 30, 2010, we incurred $13,345,989 (including $4,675,851 in abnormal costs due to the underutilization of plant capacity) of costs applicable to sales from the sale of copper.

The average cost per pound of copper sold during the three and nine month periods ended September 30, 2011 was $4.66 and $4.59, respectively. The average cost per pound of copper sold excluding abnormal production costs was $1.50 and $1.44, respectively, during the same periods. The average cost per pound of copper sold during the three and nine month periods ending September 30, 2010 was $2.37 and $1.77 per pound, respectively. The average cost per pound excluding abnormal costs of copper sold during the three and nine month periods ended September 30, 2010 was $1.18 and $1.15 per pound, respectively. The increase in the average cost per pound of copper sold during the three and nine month periods ended September 30, 2011 versus the same periods in 2010 is due primarily to the absorption of increased abnormal production cost resulting from the underutilization of plant capacity. The cost of mining new ore increased during 2010 but, since our Company ceased the mining of new ore in July of 2010, such cost increases caused a corresponding increase in the average cost per pound inventoried which were subsequently charged to cost of goods sold upon sale of the related inventory.

General and Administrative Expenses

Our general and administrative expenses increased to $534,959 for the three months ended September 30, 2011, compared to $326,505 for the three months ended September 30, 2010. The increase was primarily due to a $292,351 write off of accrued bonuses resulting in lower than normal wages in the three months ended September 30, 2010. This increase was partially offset by a decrease of $111,215 in wages and salaries from $246,128 to $134,913 for the three months ended September 30, 2010 and 2011 respectively.

Our general and administrative expenses increased to $1,729,415 for the nine months ended September 30, 2011, as compared to $1,572,901 for the nine months ended September 30, 2010. The increase was primarily due to a $292,351 write off of accrued bonuses resulting in lower than normal wages in the nine months ended September 30, 2010. Amortization of stock options also increased by $87,359 from $71,847 to $159,206 for the nine months ended September 30, 2010 and 2011 respectively. These increases were partially offset by a decrease of $230,951 in wages and salaries from $659,547 to $428,596 for the nine months ended September 30, 2010 and 2011 respectively.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses decreased by $217,160 and $585,114 respectively, for the three and nine month periods ended September 30, 2011, as compared to the three and nine month periods ended September 30, 2010. The decrease was primarily due to the decrease in the amount of tons mined (as the Company halted the mining of new ore in July 2010) and the amount of copper produced in comparison to the same period in the prior year when the Company was mining and crushing new ore.

Other Income (Expense)

The decrease in net other (expense) of $5,042,925 for the three months ended September 30, 2011 in comparison to the same period in the prior year was primarily due to the unrealized losses on cash flow hedges that were de-designated from cash flow hedges to trading securities of ($319,542) and an increase in gains on derivatives classified as trading securities of $4,767,865.

The decrease in net other (expense) of $12,986,899 for the nine months ended September 30, 2011 in comparison to the same period in the prior year was primarily due to the unrealized losses on copper hedges that were de-designated from cash flow hedges to trading securities of ($13,712,395) offset by an increase in interest expense of ($373,958) and an increase in losses on derivatives classified as trading securities of ($561,955).

Net Income

The Company incurred a net loss of ($1,734,725) for the three months ended September 30, 2011 as compared to a net loss of ($3,931,127) for the three months ended September 30, 2010. The decrease of $2,196,402 in net loss between these periods is primarily related to the unrealized loss of ($4,165,463) on derivatives classified as trading securities in 2010 versus a gain of $602,402 during the same period in 2011, offset in part by a $2,846,523 decrease in income from operations. The decrease in operating income is due to continued decrease in copper production from residual leaching.

The Company incurred a net loss of ($7,085,523) for the nine months ended September 30, 2011 as compared to a net loss of ($10,084,976) for the nine months ended September 30, 2010. The decrease of $2,999,453 in net loss between these periods is primarily related to the ($13,712,395) unrealized loss incurred in the 2010 period related to the de-designation of cash flow hedges which was offset by a decrease in income from operations of ($9,987,446) primarily due to a continued decrease in copper production.

Liquidity and Financial Resources

Our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under the Credit Agreement with Nedbank and the Copper Hedge Agreement with Nedbank Capital, raise additional capital, and on our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flows from operations, all of which is uncertain. If our Company cannot refinance our obligations or achieve our operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, Nedbank and Nedbank Capital may take steps to enforce their rights under the Credit Agreement and the Copper Hedge Agreement, or we may find it necessary to dispose of assets, or undertake other actions as may be appropriate. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Working Capital

The following table sets forth our cash and working capital as of September 30, 2011 and December 31, 2010:

	As of		As of
	September 30, 2011		December 31, 2010
	(Unaudited)
Cash reserves	$338,386	(1)	$1,120,023	(1)
Working capital surplus (deficiency)	$(49,766,551	)(2)	$(39,829,666	)(3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.

(2)

Includes $1,818,445 in current maturities of derivative contracts, $19,691,084 in current portion of senior long-term debt, $14,093,847 in copper derivatives settlement payable and $3,566,742 of senior long-term debt that was classified as current liabilities due to our Company defaulting on the related agreements.

(3)

Includes $8,677,926 in current maturities of derivative contracts, $14,320,788 in current portion of senior long-term debt, $7,660,508 in copper derivatives settlement payable and $8,937,038 of senior long-term debt that was classified as current liabilities due to our Company defaulting on the related agreements.

Cash Flows from Operating Activities

Our cash flows from operating activities during the nine months ended September 30, 2011 and 2010 were $159,681 and $1,765,878, respectively.

Our Company recognized net losses of ($7,085,523) and ($10,084,976) for the nine month periods ended September, 2011 and 2010, respectively. Cash provided (used) in the mining and processing of inventory amounted to $3,481,895 and $(9,402,057) during the nine month periods ending September 30, 2011 and 2010, respectively. The net losses incurred for the nine month periods ending September 30, 2011 and 2010 were significantly impacted by the unrealized loss on derivatives classified as trading securities in the amount of ($6,859,481) (2011) and ($13,712,395) (2010) on the de-designation of copper derivatives cash flow hedges partially offset by the unrealized gain of $3,902,204 (2010) on derivatives classified as trading securities, respectively. Furthermore, accounts payable, accrued expenses, including accrued interest, and copper derivatives settlement payable increased by a total amount of $9,302,302 during the nine month period ended September 30, 2011 versus an increase of $9,863,541 during the nine month period ended September 30, 2010.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the nine months ended September 30, 2011 decreased by $119,696 from $(747,308) in 2010 to ($627,612) in 2011. Investing activities were exclusively comprised of capital expenditures.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the nine months ended September 30, 2011 decreased by $726,281 from ($1,039,987) in 2010 to ($313,706) in 2011. The change in net cash used by financing activities is primarily due to a reduction of $575,345 in principal payments made on the Fisher Promissory Note from $(876,413) in 2010 to $(301,068) in 2011.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2010, our Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation in respect of our Company’s Aquifer Protection Permit for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements were completed by June of 2011 at an estimated cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order issued on September 7, 2002. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was finalized in April 2011. During the three month period ending September 30, 2011, our Company made payments in the amount of $16,250. As of September 30, 2011, the remaining balance due to ADEQ is $32,500.

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

We did not effect any unregistered sales of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Item 3.	Defaults upon Senior Securities

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled quarterly principal and interest payments that were due between March 31, 2010 and September 30, 2011 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the Amended and Restated Credit Agreement with Nedbank dated March 31, 2009, and the full amount of the outstanding principal and accrued and unpaid interest as of September 30, 2011 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. Accordingly, our Company has reclassified $3,566,742 of senior long-term debt to current liabilities within our condensed consolidated balance sheet as of September 30, 2011.

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

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the monthly payments due between April 6, 2010 and October 5, 2011 under the Copper Hedge Agreement between the parties. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the Copper Hedge Agreement.

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

November 14, 2011

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Chief Executive Officer and Chief Financial Officer