Form 10-Q/A
period 2011-09-30
NORD RESOURCES CORP
filed 2012-01-27
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 1-08733

NORD RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)

DELAWARE	85-0212139
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

One West Wetmore Road, Suite 203
Tucson, Arizona	85705
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller	Smaller reporting company [ x ]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No[ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 112,177,627 shares of common stock as of November 14, 2011.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q/A
For The Quarterly Period Ended
September 30, 2011

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to restructure our existing secured credit facility, the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2010, this quarterly report on Form 10-Q/A, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A (the “Amended Form 10-Q”) is being filed as Amendment No. 1 to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2011, which was filed with the Securities and Exchange Commission on November 15, 2011 (the “Original Filing”). This Amended Form 10-Q is being filed to provide more detailed management’s discussion and analysis disclosure in Part I, Item 2, in response to guidance received from Securities and Exchange Commission Staff, given that we are currently in default of our obligations under our senior project financing facility with Nedbank Limited, with an outstanding balance of $23,257,826 as of September 30, 2011, and several other debt obligations totaling $22,106,652 are due within one year. Considering (i) our cash balance of $338,386 at September 30, 2011, (ii) our incurred losses during the year ended December 31, 2010 and for the nine months ended September 30, 2011, (iii) we had a working capital deficiency of $49,766,551 at September 30, 2011, (iv) we have temporarily suspended the mining and crushing of ore at the Johnson Camp Mine, and (v) we do not have any other credit line or borrowing facility available to fund our operations, our management’s discussion and analysis has been revised to clarify that: (a) our Company is maintaining its current infrastructure in order to maintain current operations and be in position to ramp up full mining operations if we are successful in closing a substantial capital infusion for the proposed construction of a new leach pad (which cannot be assured); (b) our net losses for the nine month periods ended September 30, 2011 and 2010 include realized and unrealized losses on the settlement of copper derivative contracts; (c) our Company’s current operations are funded through the sale of copper produced from residual leaching of existing inventory, and outstanding accounts payables from prior periods are being financed as cash flow becomes available and with informal arrangements with material vendors and service providers; (d) absent the planned expenditures on the proposed new leach pad or unforeseen change in circumstances, our Company does not anticipate any material capital expenditures over the next twelve months; and (e) our Company believes that it can sustain its residual leaching and solvent extraction/electro-winning operations for the foreseeable future if it is unable to obtain financing, subject to a number of enumerated contingencies.

i

We have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amended Form 10-Q does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Part I, Item 2, as amended, is repeated in this Amended Form 10-Q.

This Amended 10-Q consists solely of the preceding cover page, this explanatory note, amended Item 2 in Part I, Item 6 of Part II, the signature page, and restated exhibits 31.1, 31.2, and 32.1.

ii

PART I – FINANCIAL INFORMATION

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

We are currently in default under our Credit Agreement with Nedbank and our Copper Hedge Agreement with Nedbank Capital. Nedbank and Nedbank Capital have not exercised their respective rights to note us in default. However, our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under the Credit Agreement and the Copper Hedge Agreement, raise approximately $20 million dollars in additional capital, and on our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flows from operations, all of which is uncertain.

In July 2010, we suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. We expect that the production level will continue to steadily decline until the resumption of mining and crushing operations.

We now believe that we will not be able to achieve our targeted production rate of 25 million pounds of copper per year until we have resumed mining operations, and have completed and put into full operation our planned new leaching pad. We estimate that we would incur approximately $18 million in capital costs for the development and construction of the new leach pad. Accordingly, our new leaching pad remains subject to financing, the availability of which cannot be assured.

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank nor Nedbank Capital exercises its rights to note us in default, that Fisher Industries does not exercise its rights under our promissory note to it when it matures in July 2012, our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured).

If our residual leaching and solvent extraction/electro-winning operations become economically unviable (for example, due to a significant drop in copper prices, a significant increase in the cost of sulfuric acid, or a material drop in our copper recovery rates and related copper production), we would be forced to terminate our operations, significantly reduce our workforce, place the Johnson Camp Mine on a care and maintenance program, and, perhaps, sell some our assets (subject to the consent of our secured creditors, as appropriate).

If Nedbank and/or Nedbank Capital elect to note us in default and enforce their security interests, we will not be able to continue as a going concern.

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

As indicated above, we are continuing to target a production rate of 25 million pounds of copper per year. However, we now believe that we cannot achieve this until we have completed and put into full operation our planned new leaching pad. We expect that the new pad, which will be about double the size of two of our existing three pads, could be operational approximately 150 days after we have obtained the financing needed to build it (which cannot be assured at this time), assuming that the permitting that we applied for in the fall of 2010 is also in place by that time. We estimate that we would incur approximately $18 million in capital costs for the development and construction of the new leach pad, and will require an additional $2 million in working capital.

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

We estimate we will incur an additional $18 million in capital costs during the next year, primarily for the development and construction of a new leach pad as described above. This cost figure does not include estimated reclamation bonding requirements, and does not account for inflation, interest and other financing costs. In addition, the Company must raise a substantial portion of this capital from external sources and we cannot be assured that we will be successful in our endeavors.

Results of Operations – Three and Nine month Periods Ended September 30, 2011 and 2010

The following table sets forth our operating results for the three and nine month periods ended September 30, 2011, as compared with our operating results for the three and nine month periods ended September 30, 2010.

	Three Months Ended			Nine months Ended
	September		Change	September	September	Change
	30,	September	Increase/	30,	30,	Increase/
		30,
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$3,845,199	$7,896,253	$(4,051,054)	$11,985,373	$22,604,645	$(10,619,272)

Costs applicable to sales	4,480,918	5,676,743	(1,195,825)	13,142,763	13,345,989	(203,226)
General and administrative expenses	534,959	326,505	208,454	1,729,415	1,572,901	156,514
Depreciation, depletion and amortization	253,161	470,321	(217,160)	743,148	1,328,262	(585,114)

Income (loss) from operations	(1,423,839)	1,422,684	(2,846,523)	(3,629,953)	6,357,493	(9,987,446)

Other income (expense):
Interest expense	(925,312)	(874,497)	(50,815)	(2,734,798)	(2,360,840)	(373,958)
Unrealized loss on de- designation of cash flow hedges	-	(319,542)	319,542	-	(13,712,395)	13,712,395
Gain (loss) on derivatives classified as trading securities	602,402	(4,165,463)	4,767,865	(788,807)	(226,852)	(561,955)
Miscellaneous income (expense), net	12,024	5,691	6,333	68,035	(142,382)	210,417

Total other income (expense)	(310,886)	(5,353,811)	5,042,925	(3,455,570)	(16,442,469)	12,986,899

Loss before income taxes	(1,734,725)	(3,931,127)	2,196,402	(7,085,523)	(10,084,976)	2,999,453

Provision for income taxes	-	-	-	-	-	-

Net loss	$(1,734,725)	$(3,931,127)	$2,196,402	$(7,085,523)	$(10,084,976)	$2,999,453

Revenue

We commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We entered the production stage as we achieved commercial copper cathode production from newly-mined ore on April 1, 2009. Due to continued copper recovery issues with the existing leach pads combined with a reduction in the amount of mining activity stemming from inadequate capital, we were unable to become cash flow positive in the second quarter of 2010 as anticipated. As a result, on July 2, 2010, we temporarily suspended the mining and crushing of new ore operations to increase cash flow with the goal of building a new leach pad. All other operations, including leaching, SX-EW and copper production, are continuing. However, as noted above, we expect that the production level will continue to steadily decline until the resumption of mining and crushing operations.

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

Liquidity and Financial Resources

We are currently in default under our Credit Agreement with Nedbank and our Copper Hedge Agreement with Nedbank Capital. Nedbank and Nedbank Capital have not exercised their respective rights to note us in default. However, our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under the Credit Agreement and the Copper Hedge Agreement, raise approximately $20 million dollars in additional capital (to finance approximately $18 million in capital costs for the development and construction of the new leach pad, and provide an additional $2 million in working capital), and on our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flows from operations, all of which is uncertain. If our Company cannot raise additional capital, refinance our obligations or achieve our operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, Nedbank and Nedbank Capital may take steps to enforce their rights under the Credit Agreement and the Copper Hedge Agreement, or we may find it necessary to dispose of assets, or undertake other actions as may be appropriate. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As noted above, we have suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. Our Company is now maintaining its current infrastructure in order to maintain current operations and be in position to ramp up full mining operations upon the closing of a substantial capital infusion into the Company for the proposed construction of a new leach pad.

If we are unable to obtain financing for our new leach pad, we would not be able to resume our mining and crushing operations. However, we expect to be able to continue our residual leaching and solvent-extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank nor Nedbank Capital exercises its rights to note us in default, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured). We caution that extraction and recovery of copper by residual leaching is, by its nature, difficult to predict, and there can be no assurance that future copper recovery rates and copper production trends will be consistent with our past experience, apart from the certainty that our production level will continue to steadily decline until the resumption of mining and crushing operations.

If our residual leaching and solvent extraction/electro-winning operations become economically unviable (for example, due to a significant drop in copper prices, a significant increase in the cost of sulfuric acid or a material drop in our copper recovery rates and copper production trends), we would be forced to terminate our operations, significantly reduce our workforce, place the Johnson Camp Mine on a care and maintenance program, and, perhaps, sell some of our assets (subject to the consent of our secured creditors, as appropriate).

If Nedbank and/or Nedbank Capital elect to note us in default and enforce their security interests, we will not be able to continue as a going concern.

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

Our Company recognized net losses of ($7,085,523) and ($10,084,976) for the nine month periods ended September 30, 2011 and 2010, respectively. Cash provided (used) in the mining and processing of inventory amounted to $3,481,895 and $(9,402,057) during the nine month periods ending September 30, 2011 and 2010, respectively. This change was due to the Company’s decision to cease the mining and crushing of new ore in July of 2010 which has allowed the Company to decrease its copper inventories resulting in increased operating cash flow related to the sale of copper.

The net losses incurred for the nine month periods ending September 30, 2011 and 2010 include realized losses on the settlement of copper derivative contracts in the amounts of $7,648,289 and $6,015,293 (of which $1,886,237 was deferred in AOCI due to being designated as a cash flow hedge which was included in the $13,712,395 realized loss on the 2010 de-designation of cash flow hedges), respectively. These realized losses were offset by mark to market unrealized gains on the copper derivatives of $(6,720,450) and $(3,877,826) during the nine months ended September 30, 2011 and 2010, respectively. Due to cash flow constraints, the Company was unable to make the requisite contractual payments on the monthly copper derivative settlements (realized losses) during these periods, and the related liability from these settlements was recognized in copper derivatives settlement payable on the Company’s condensed consolidated balance sheet as of September 30, 2011 ($14,093,847 liability, an increase of $6,433,339 from December 31, 2010) and 2010 ($7,660,508 liability, an increase of $4,154,852 from December 31, 2009), respectively. Therefore, the actual net cash flow activity on the Company’s copper derivatives during the nine months ended September 30, 2011 and 2010 was the aggregate payment of $(1,214,950) and $(1,188,369), respectively, on the copper derivatives settlement payable. The Company’s copper derivatives mature in totality as of December 31, 2011.

The $2,431,896 and $1,606,434 increases in accrued interest during the nine month periods ended September 30, 2011 and 2010 respectively, are primarily the result of interest incurred but not paid on the Company’s Credit Agreement with Nedbank. The $4,152,121 increase in accounts payable during the nine month period ended September 30, 2010 was primarily due to an increase in operations and a lack of working capital during the period to pay the related amounts.

The Company’s current operations are funded through the contemporaneous sale of copper produced from the residual leaching of existing copper inventories. Outstanding accounts payable, accrued expenses and other liabilities from prior periods are being paid as cash flow becomes available and with informal arrangements with material vendors and service providers.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the nine months ended September 30, 2011 decreased by $119,696 from $(747,308) in 2010 to ($627,612) in 2011. Investing activities were exclusively comprised of capital expenditures. Absent the planned expenditures on the proposed new leach pad, which is contingent upon the Company’s ability to raise the requisite capital, or an unforeseen change in circumstances, the Company does not anticipate any material capital expenditures over the next twelve months.

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

PART II – OTHER INFORMATION

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

10.9	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc. (10)
10.10	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010 (10)
10.11	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(11)
10.12	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(12)
Subsidiaries of the Issuer

21.1	Subsidiaries of the Issuer: Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)
Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(15)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(15)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)
Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)
99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008 (6)
99.3	Nord Resources Corporation 2010-2011 Bonus Plan (13)
Data Files

101.INS	XBRL Instance File(14)
101.SCH	XBRL Schema File(14)
101.CAL	XBRL Calculation File(14)
101.DEF	XBRL Definition File(14)
101.LAB	XBRL Label File(14)
101.PRE	XBRL Presentation File(14)

Notes
(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(6)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2007, filed with the SEC on August 14, 2007.

(7)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(8)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(9)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(10)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(11)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(12)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(13)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

(14)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011.

(15)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

January 27, 2012

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Chief Executive Officer and Chief Financial Officer