Form 10-K
period 2011-12-31
NORD RESOURCES CORP
filed 2012-03-29
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
[ ] Yes     [ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
[   ] Yes     [ x ] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [ x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
[ ] Yes     [ x ] No

The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant as of December 30, 2011, computed by reference to the price at which such stock was last sold on the OTC Pink Market ($0.07 per share) on that date, was approximately $7,852,434.

The registrant had 112,177,627 shares of common stock outstanding as of March 15, 2012.

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

  requirements for additional capital;
  the timing and possible outcome of pending regulatory and permitting matters;
  the parameters and design of our planned mining facilities on the Johnson Camp Mine;
  our future financial or operating performance and our projects;
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

We note, in particular, that commencing in July 2010, we suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. The suspension resulted in an immediate reduction of costs and enabled our Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the existing pads and the operation of our SX-EW plant. We expect that the production level will continue to steadily decline unless mining and crushing operations are resumed. We caution that our operating results realized during the period when our mining and crushing activities are suspended will not be indicative of our future performance.

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

Our Company’s continuation as a going concern depends on our ability to refinance the obligations under the Credit Agreement with Nedbank, the Copper Hedge Agreement with Nedbank Capital and our unsecured note payable to Fisher Sand & Gravel Company when it matures in July 2012, our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flow from operations, and our ability to achieve our operating plan. In addition, if management cannot achieve our Company’s operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, we may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

For further information, you should carefully read and consider the section of this annual report entitled “Risk Factors” beginning on page 6.

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

We are currently in default under our Credit Agreement with Nedbank and our Copper Hedge Agreement with Nedbank Capital. In addition, in July 2010, we reached an agreement with Fisher Sand & Gravel Company (“Fisher Industries”), our mining contractor and largest unsecured trade creditor, to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum, which matures on July 31, 2012.

Nedbank and Nedbank Capital have not exercised their respective rights to note us in default. However, our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under our Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our note payable to Fisher Industries, raise approximately $20 million dollars in additional capital, and on our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flows from operations, all of which is uncertain.

In July 2010, we suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. We expect that the production level will continue to steadily decline unless mining and crushing operations are resumed.

We now believe that we will not be able to achieve our targeted production rate of 25 million pounds of copper per year until we have resumed mining operations and have completed and put into full operation our planned new leaching pad. We estimate that we would incur approximately $18 million in capital costs for the development and construction of the new leach pad. Accordingly, our new leaching pad remains subject to financing, the availability of which cannot be assured.

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank nor Nedbank Capital exercises its rights to note us in default, that Fisher Industries does not exercise its rights under our promissory note when it matures in July 2012, our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured).

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

If Nedbank and/or Nedbank Capital elect to note us in default and enforce their security interests, or if Fisher Industries elects to enforce its rights to payment upon maturity of its unsecured note in July 2012, we will not be able to continue as a going concern.

Our business, and our ability to realize our business objectives and implement our operating plan, are subject to a number of additional risks and uncertainties, including those referenced under the heading “Risk Factors” included below.

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

Default Under Secured Credit Agreement with Nedbank

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. Due to our cash flow constraints, we have been unable to make the quarterly payments of principal due on and after March 31 2010, each in the amount of $1,790,099, and the related interest payments. As of December 31, 2011, our quarterly payments in arrears totaled $14,320,792, and unpaid interest thereon totaled $4,621,153.

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

Given our default under the credit agreement, the full amount of the outstanding principal of $23,257,826 must now be included in our Company’s current liabilities. Accordingly, we have reclassified $1,776,643 of senior long-term debt to current liabilities within our consolidated balance sheet as of December 31, 2011.

Default Under Copper Derivatives Agreements with Nedbank Capital

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through December 31, 2011 in the aggregate amount of $16,106,691 due under the copper derivatives agreements between the parties. As of December 31, 2011, 100% of the related copper derivatives have matured. Interest rate swap derivative contracts with an estimated fair value of ($54,896) are scheduled to mature during the next twelve months.

Conversion of Fisher Sand & Gravel Company Payables to Two-Year Note

In July 2010, we reached an agreement with Fisher Industries to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Since the outstanding principal under our promissory note to Fisher Industries is due and payable on July 31, 2012, the entire balance remaining unpaid to Fisher Industries under the note has been classified as a current liability. As of December 31, 2011, current maturities of long-term debt in the amount of $6,190,999 are reflected in the consolidated balance sheet.

Company Operations if We Are Unable to Obtain Additional Capital

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank nor Nedbank Capital exercises its rights to note us in default, that Fisher Industries does not exercise its rights under our promissory note when it matures in July 2012, our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured).

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

Financial Advisory and Consulting Services Agreement with FTI Consulting Inc.

In June 2010, the Company engaged FTI Consulting, Inc., to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 5.0% of the capital raised for the Company during the twelve month period ending May 31, 2011 as well as certain amounts payable should other specified transactions occur. As of December 31, 2011, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher Industries in July 2010. No other success fees have been paid under the terms of the Agreement.

In March 2011, the Company engaged Olympus Securities, LLC to provide financial advisory and consulting services. The Company has agreed to pay Olympus a success fee ranging between 2.5% and 7.2% of the capital raised for the Company depending on the type of transaction consummated. To date no success fees have been paid under the terms of the agreement with Olympus.

Delisting From OTCBB

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

Other Operations

The Johnson Camp property includes decorative and structural stone operations, which produce landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Until January 31, 2009 we leased the landscape and aggregate rock operations to a third party in exchange for sliding scale royalties. Between February 2009 and March 2010, we managed the landscape rock operation. Effective April 2010, our Company leased the landscape rock operations to a third party in exchange for royalties. We do not believe that the landscape and aggregate rock operations are now nor will be material to our consolidated financial results of operations in the future.

Incorporation and Principal Business Offices

We were formed under the laws of the State of Delaware on January 18, 1971. Our principal business offices are located at 1 West Wetmore Road, Suite 203, Tucson, Arizona 85705, and our telephone number is (520) 292–0266.

ITEM 1A.	RISK FACTORS

The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

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

Risks Related to Our Company

We have incurred substantial debt and have granted a security interest in our assets. We are in default of our credit agreement with Nedbank, and Nedbank may take steps to realize upon its security by taking control of all or a portion of our assets. Our Company’s continuation as a going concern is also dependent upon our ability to refinance our obligations to Fisher Industries under our promissory note when it matures in July 2012.

We are a party to an amended and restated credit agreement dated as of March 31, 2009 with Nedbank Limited, as the administrative agent and lead arranger, which provided a $25,000,000 secured term loan credit facility used by our Company to finance the reactivation of the Johnson Camp Mine. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including all patented mining claims, fee lands and unpatented mining claims in which we have an interest. The lenders are entitled to realize upon their security interests and seize our assets as we are currently unable to repay or refinance the loans as they become due. In addition, pursuant to the terms of the credit agreement, we are required to meet specified financial tests any time that any loan proceeds remain outstanding under the credit agreement. As of December 31, 2011 we were not in compliance with these restrictive financial covenants.

As disclosed elsewhere in this Annual Report, we are now in default of our obligations under the credit agreement. Accordingly, the full amount of the outstanding principal and accrued and unpaid interest as of December 31, 2011 must now be included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. We are also in default under our copper hedge agreement with Nedbank Capital. Our Company’s continuation as a going concern is dependent upon our ability to refinance our obligations under the credit agreement with Nedbank. If Nedbank elects to exercise its rights under the credit and copper hedge agreements, it would result in the acceleration of the full amounts due thereunder and the institution of foreclosure proceedings against the security. Our Company’s continuation as a going concern is also dependent upon our ability to refinance our obligations to Fisher Industries under our unsecured promissory note when it matures on July 31, 2012 or, failing that, Fisher Industries’ forbearance in exercising its rights against us. Any actions by Nedbank, Nedbank Capital or Fisher Industries to enforce their respective rights could force us into bankruptcy or liquidation.

Our indebtedness, disruption in financial markets and volatile copper prices, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of December 31, 2011, the outstanding principal amount of our debt was $23,257,826. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. In addition, copper prices have been highly volatile. Over the past two years copper prices have fluctuated in a range between $2.94/lb. to $4.48/lb. On December 31, 2011, the spot price of copper on the LME was $3.43/lb. These conditions have made it difficult for us to obtain, or increased our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

We have a history of losses, and expect to incur losses in the future unless we resume crushing and mining operations and ramp up production to our targeted levels at the Johnson Camp Mine.

We had net loss of ($10,316,294) and ($21,205,410) for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had a working capital deficiency of $(51,783,180). This deficiency includes current liabilities of $56,170,498 representing the current portions of our senior long-term debt and derivative contracts of $21,481,183 and $16,106,691, respectively, senior long-term debt accelerated due to default of $1,776,643, and the Fisher note payable of $6,190,999.

We have suspended the mining and crushing of ore at the Johnson Camp Mine, with the result that copper production will steadily decline over time unless mining and crushing operations are resumed.

In July 2010, our Company suspended the mining and crushing of ore at the Johnson Camp Mine. Our Company continues to produce copper through the leaching of ore already in place on its existing pads and the ongoing operations of its SX-EW plant. The suspension resulted in an immediate reduction of costs and has enabled our Company to maximize operating cash flow from the production of copper. However, we expect that the production level will steadily decline unless mining and crushing operations are resumed.

Our targeted full production rate of 25 million pounds of copper per annum will not be attained until we have transitioned the stacking of ore to the new leach pad, which is not expected to be operational until 150 days after we obtain additional financing.

The targeted full production rate of 25 million pounds of copper per annum will not be attained until we have transitioned the stacking of ore to the new leach pad which is scheduled to be in operation 150 days after we obtain additional financing. We cannot provide any assurance that we will be able to obtain the necessary financing for the new leach pad, ramp up to full production, or have successful mining and processing operations at the Johnson Camp property in the future.

We are dependent upon the success of the Johnson Camp Mine as a source of future revenue and profits, if any. Even if we should be successful in achieving our planned full copper production rate of 25 million pounds of copper per annum, an interruption in operations of the Johnson Camp Mine may have a material adverse effect on our business.

We will require additional financing to resume full operations at the Johnson Camp Mine, the availability of which cannot be assured.

Our operational plan is subject to our ability to refinance our obligations under our Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our unsecured note payable to Fisher Industries, and on our ability to raise approximately $20 million dollars in additional capital (including the estimated $18 million that we would require to cover the capital costs of developing and constructing the planned new leach pad, which is expected to be operational within 150 days of a refinancing transaction). The estimated start-up date for the new pad is subject to our Company’s ability to complete our current efforts to refinance our Company. Our estimated capital costs and operating expenses may change with additional detailed engineering and more operating experience as our mine plan is implemented. We cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may again be forced to place the Johnson Camp Mine on care and maintenance status.

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

Sulfuric acid supply for SX–EW projects in the southwestern U.S. is produced primarily as a smelter byproduct at smelters in the southwest U.S. and in Mexico. We have an agreement in place with a broker of acid to supply us with sulfuric acid through the end of 2012. However, we cannot be assured that the broker will be able to provide us with an adequate supply of sulfuric acid without interruptions and we continue to remain subject to market fluctuations in the price of sulfuric acid.

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

Although we have secured a number of permits for the operation of the Johnson Camp Mine, we still need to obtain certain additional permits for long-term operation of the mine. In addition, certain permits will require applications for renewal from time to time during the life of the project and certain permits may be suspended or require additional applications in the event of a significant or substantial change to the Johnson Camp Mine operations or prolonged inactivity. To the extent other approvals are required and not obtained, we may: (i) be prohibited from continuing mining and/or processing operations; (ii) forced to reduce the scale of or all of our mining operations; or (iii) be prohibited or restricted from proceeding with planned exploration or development of mineral properties. For example, we received our aquifer protection permit (APP) in October 2010; however, in December 2011, the ADEQ notified us that it has granted a significant amendment to the APP. Upon its issuance, the revised APP will supersede our existing APP. Receipt of the revised APP is subject to fulfilling certain standard conditions - in particular that we make payments to the ADEQ of all fees for the application review and that we submit an updated Financial Assurance Mechanism for an additional $575,000. We plan to finance this as part of the funding to build the new leaching pad, if such funding becomes available.

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

The Johnson Camp property consists of 59 patented lode mining claims (889 acres), 92 unpatented lode mining claims (1,494 acres) and 509 acres of fee simple lands. The copper processing facilities and the Copper Chief and Burro bulk mining pits that serve as focal points for our mine plan are located on the patented mining claims or fee simple parcels. However, we may, in the future, mine areas that are on unpatented mining claims. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the United States General Mining Law, including the requirement of a proper physical discovery of a valuable lode mineral within the boundaries of each claim and proper compliance with physical staking requirements. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of United States federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.

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

In November 2009, we completed an unregistered, brokered private placement of 40 million units for total gross proceeds of $12,000,000. Each unit consisted of one common share and one common share purchase warrant exercisable until June 5, 2012. Upon completion of the private placement, Ross Beaty, acting through a wholly-owned holding company, and Riaz Shariff acquired 34,250,000 and 5,750,000 common shares, respectively, representing approximately 31% and 5.2%, respectively, of the outstanding common shares of our Company on a post-closing basis. Under rules promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, Mr. Beaty and Mr. Shariff are also considered to beneficially own the 34,250,000 and 5,750,000 common shares that are issuable upon exercise of the warrants forming part of their respective units, which together with their outstanding common shares, represent approximately 46.8% and 9.8%, respectively, of our Company’s issued and outstanding common shares (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock) as of December 31, 2011.

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

As of December 31, 2011, our officer and directors as a group beneficially own approximately 16.8% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

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

The securities markets in the United States have experienced a high level of price and volume volatility during the last three years, and the market price of our securities has also experienced wide fluctuations. There can be no assurance that continual fluctuations in our share price will not occur.

Over the last three years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, including ours, has experienced wide fluctuations in price which have not necessarily been related to operating performance, underlying asset values or prospects. There can be no assurance that fluctuations in our share price will not continue to occur during the foreseeable future.

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

Our common stock has been delisted from the OTCBB due to quoting inactivity.

On February 23, 2011, our common stock was delisted from the OTC Bulletin Board (the “OTCBB”), and now trades exclusively on the OTC Pink Market. According to the notice published on the OTCBB website (www.otcbb.com), our common stock is no longer eligible for quotation on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. The stock will remain ineligible for quotation on the OTCBB until the Financial Industry Regulatory Authority, Inc. accepts a Form 211 filed pursuant to SEC Rule 15c2-11 by a market maker who wishes to resume quotations in the stock on the OTCBB. Our Company has no control over this process and there is no assurance that our quotation of our common stock will resume on the OTCBB in the near future or at all.

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

At December 31, 2011, our Company had federal and state net operating loss carry forwards of approximately $73,400,000 and $21,400,000 respectively. We believe that for the purposes of section 382 of the Internal Revenue Code, a change of control occurred on or before November 5, 2009. However, we have not obtained a formal tax opinion to that effect. If any change of control is deemed to have occurred – for example, either during the time preceding the completion of our unregistered special warrant offering in September 2007, immediately following conversion of the special warrants into the underlying shares of common stock and warrants, or immediately following the completion of our unregistered $12 million unit offering in November 2009 – or if a change of control occurs at any time in the future, our Company’s ability to fully utilize its net operating loss carry forwards in computing its taxable income will be limited to an annual maximum of the value of our Company just prior to the change in control multiplied by the long-term tax exempt rate.

Broker–dealers may be discouraged from effecting transactions in our common shares because they are considered a penny stock and are subject to the penny stock rules. This could severely limit the market liquidity of the shares.

Our common stock currently constitutes “penny stock”. Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Rules 15g–1 through 15g–9 promulgated under the United States Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers–dealers who engage in certain transactions involving a “penny stock.” In particular, a broker–dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 excluding the value of such individual’s principal residence, or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker–dealer or the transaction is otherwise exempt. A broker–dealer is also required to disclose commissions payable to the broker–dealer and the registered representative and current quotations for the securities. Finally, a broker–dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

A glossary of Technical Terms appears at page 72.

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

Figure 1: Location Map

Location Map
Johnson Camp Mine - Southeast Arizona

N
Flagstaff
Kingman
40
40
Prescott
17
10
Phoenix
Safford
8
10
Yuma
Johnson Camp
Copper Project
Tucson
10
19

Titles

The Johnson Camp property consists of 59 patented lode mining claims (889 acres), 92 unpatented lode mining claims (1,494 acres) and 509 acres of fee simple lands. (See Figure 2: Johnson Camp Land Status Map). Thus, the Johnson Camp property covers approximately 2,892 acres. All of the claims are contiguous, and some of the unpatented mining claims overlap. We keep the unpatented mining claims and patented claims in good standing by paying claim filing fees of approximately $30,000 per year and property taxes on the fee simple lands. The copper processing facilities and the Copper Chief and Burro open pits that serve as focal points for our mine plan are located on the patented mining claims or the fee simple lands.

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

Reserves

Our Company is currently in the process of revising its estimate of the proven and probable reserves at the Johnson Camp Mine. As our Company has allocated $0 to proven and probable reserves on the consolidated balance sheet as of December 31, 2011 and 2010, a revision, if and when it occurs, is not expected to have a material impact on our Company’s consolidated financial statements. Furthermore, under current market conditions, we do not believe that a revision will trigger an impairment analysis for our Company’s long lived assets. A revision to the estimate of proven and probable reserves, when and if it occurs, will be accounted for on a prospective basis and will impact those items that are amortized via the units of production method; specifically property and equipment and deferred revenue.

Summary of Reserve Estimates

A summary of the Johnson Camp proven and probable reserves as of December 31, 2011 are presented in the table below. Further details on the Johnson Camp property can be found in the Technical Report.

Johnson Camp Mine
Summary of Proven and Probable Reserves

	Tons Of Ore		Copper	Recoverable Copper
Description	(mm)	Grade (% Cu)	(millions of lb.)	(mm lb.)
Proven Reserves	49.6	0.340	337	256
Probable Reserves	16.6	0.327	109	83
Total	66.2	0.336	446	339

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
  The foregoing summary of ore reserves is based on reserve estimates contained in the Technical Report. No new resource or reserve estimates have been performed; therefore, these reserves were calculated by subtracting from the original reserve estimates the material volumes reported as mined through July 2010, when mining of new ore was suspended.

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

These drill results have been incorporated into a new block model for both the Burro and Copper Chief pits and new economic analysis and mine plans completed in 2010 and are the basis for end of year 2011 reserves and pit limits.

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

Royalty Obligations

Arimetco

Copper metal produced from the Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1,000,000. During 2011 and 2010, the Company accrued royalty expense of $71,643 and $181,630, respectively, and made payments thereon of $105,000 and $85,500, respectively. As of December 31, 2011, the Company has incurred and paid a total of $476,154 and $356,980, respectively, under this commitment. Accordingly, total amount accrued under this obligation as of December 31, 2011 is $119,173 and is included within accounts payable on the consolidated balance sheet.

Royal Gold

During March 2009, the Company sold a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp to Royal Gold (formerly known as IRC Nevada Inc.), for net proceeds of approximately $4,950,000. This amount was recorded on the consolidated balance sheet as deferred revenue and is being amortized to revenue over the life of the mine based on a “units of production method” basis. During 2011 and 2010, the Company recognized $45,948 and $119,696 in related royalty income, accrued $361,069 and $760,359 in royalty expense and made payments thereon of $195,000 and $148,000, respectively. Accordingly, the total amount accrued under this obligation as of December 31, 2011 and 2010 is $1,161,755 and $995,686, respectively, and is included within accounts payable on the consolidated balance sheets.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2011 and 2010, included in accrued interest on the consolidated balance sheets is $225,793 and $73,528, respectively, in accrued interest related thereto.

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

In October 2010, the Arizona Department of Environmental Quality (ADEQ) issued an Aquifer Protection Permit (APP) for the Johnson Camp Mine property.

In addition, the ADEQ issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the APP Program and indicating that certain violations constituted non–compliance with the Compliance Order APP–1 14–02. In November 2010, Nord and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notice of Violations for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements, which were completed in June 2011, cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was formally entered into in February 2011.

In December 2011, Nord received notification from the ADEQ that it has granted a significant amendment to the APP previously provided to the Company. Receipt of the APP is subject to fulfilling certain standard conditions - in particular that Nord make payments to the ADEQ of all fees for the application review and that the Company submit an updated Financial Assurance Mechanism for an additional $575,000. The Company plans to finance this as part of the funding to build the new leaching pad, if such funding becomes available. Upon its issuance, the revised APP will supersede the APP issued in October 2010.

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

Our closure plan includes measures to be taken to prevent discharges of pollutants from the facility after operations cease, the methods that we will use to secure the facility, and any other measures needed to protect groundwater resources, including post–closure monitoring and maintenance as needed. Mine closure costs from existing and future impacts of the contemplated operations have been estimated to total approximately $10,100,000 based on 2011 dollars. The Company projects that these costs to be predominately incurred in 2023 and 2024, at the end of the Johnson Camp Mine’s estimated useful life.

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

Permit	Status

Air Quality Permit	In August 2008, an air quality permit was issued from the ADEQ which permitted construction and further mining and crushing operations at the Johnson Camp Mine.

Hazardous Material Transport and Storage	None Required. Material Safety Data Sheets are maintained on property.

Explosives Storage and Use	Mining Contractor is responsible for use and storage of explosives and is permitted accordingly.

Weights and Measures	Site is licensed by the Arizona Department of Weights and Measures for the weighing of cathode copper for shipment and sale.

Aquifer Protection Permit (APP)	In October 2010, an APP was issued from ADEQ with an amended permit issued in December, 2011.

Storm Water National Pollutant Discharge Elimination System	Permit number AZR05B377 issued on March 7, 2001. A Storm Water Pollution Prevention Plan has been fully developed and was revised and updated in December 2008.

Water Supply

4 existing wells are permitted: Moore Mine (#36–66376), Republic Mine (#36–66377), Black Prince Mine (#36–66378) and Section 19 Well (#36–66379). Nord is currently working with its engineering consultant and ADEQ for approval of an on–site drinking water system.

Reclamation and Mine Closure Plan	A Revised and Updated Reclamation and Mine Closure Plan with adequate financial assurances was submitted to the Arizona State Mine Inspectors Office in December, 2011. The Plan is under review.

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

OTHER PROPERTIES

Texas Arizona Mines Project

In July 2004, we entered into an option agreement with an individual named Shirley Bailey to acquire a 100% interest in four unpatented mining claims for a polymetallic exploration target in Cochise County, Arizona, known as the Texas Arizona Mine. We paid $980 to acquire the option in 2004 and an additional $10,000 in 2008 to exercise the option. The claims are located in the Johnson Mining District approximately three miles from the Johnson Camp Mine. We did not consider these claims to be material to our overall operations, and we abandoned them in 2011, writing off the $10,980 amount formerly capitalized.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in prior annual reports on Form 10–KSB and Form 10-K, the ADEQ issued a Compliance Order on September 7, 2002, requiring our Company to bring the Johnson Camp Mine into compliance with Arizona’s aquifer protection laws. Pursuant to the Compliance Order, we entered into a stipulated judgment with the ADEQ which assessed civil penalties against us in the amount of $4,325,000. The stipulated judgment could only be entered should a default notice issued pursuant to the Compliance Order not be cured within 60 days after notice was received. The Compliance Order further provided that any future violations of Arizona’s aquifer protection laws would subject us to additional civil penalties, including the entry of the stipulated judgment and the assessment of the civil penalties described in the stipulated judgment. See the discussion in Item 2, under the heading “Properties - United States Mining and Environmental Laws: U.S. Federal and State Environmental Law,” for additional information regarding the Compliance Order.

On August 15, 2007, the ADEQ declared that all components necessary for our Company’s Aquifer Protection Permit (“APP”) application were received by the ADEQ, at which time the ADEQ commenced its substantive technical review process.

The ADEQ issued a Notice of Violation dated June 26, 2008 concerning alleged violations of the APP Program and indicating that certain violations constituted non–compliance with the Compliance Order. In November 2010, our Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements were completed by June of 2011 at a cost of approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was formally entered into in February 2011.

In December 2011, Nord received notification from the ADEQ that it has granted a significant amendment to the APP. Receipt of the APP is subject to fulfilling certain standard conditions - in particular that Nord make payments to the ADEQ of all fees for the application review and that the Company submit an updated Financial Assurance Mechanism for an additional $575,000. The Company plans to finance this as part of the funding to build the new leaching pad, if such funding becomes available. Upon its issuance, the revised APP will supersede the APP issued in October 2010.

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

ITEM 4.	MINE SAFETY DISCLOSURES

We are required to disclose in this report certain information about the Company’s U.S. mining operations, including the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 by the U.S. Labor Department’s Mine Safety and Health Administration. Information concerning such safety information related to our Company’s U.S. mining operations or other regulatory matters required to be disclosed for the year ended December 31, 2011 is included as Exhibit 95.1 to this annual report on Form 10-K and incorporated by reference herein.

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

On February 23, 2011, our common stock was delisted from the OTC Bulletin Board (the “OTCBB”), and now trades exclusively on the OTC Pink Market. According to the notice published on the OTCBB website (www.otcbb.com), our common stock is no longer eligible for quotation on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. The stock will remain ineligible for quotation on the OTCBB until the Financial Industry Regulatory Authority, Inc. accepts a Form 211 filed pursuant to SEC Rule 15c2-11 by a market maker who wishes to resume quotations in the stock on the OTCBB.

The following table sets forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the OTC Pink Market, and on the TSX and the OTC Bulletin Board until its delisting from those markets. The prices relating to the OTC markets reflect inter–dealer prices, without retail mark–up, markdown or commission and may not represent actual transactions.

OTC Pink Market

2011
1st Quarter	$0.17 – 0.25
2nd Quarter	0.12 – 0.25
3rd Quarter	0.10 – 0.16
4th Quarter	0.05 – 0.10

OTC Bulletin Board

	2011	2010
1st Quarter(1)	$0.15 – 0.28	$0.27 – 0.53
2nd Quarter	N/A	0.09 – 0.39
3rd Quarter	N/A	0.04 – 0.13
4th Quarter	N/A	0.06 – 0.16
1) Effective on February 23, 2011, our common stock was delisted from the OTC Bulletin Board

Toronto Stock Exchange

	2011	2010
1st Quarter	N/A	CDN$0.30 – 0.51
2nd Quarter	N/A	0.12 – 0.33
3rd Quarter(1)	N/A	0.09 – 0.11

4th Quarter	N/A	N/A

1) Effective as of the close of market on July 30, 2010, our common stock was delisted from the TSX

Holders

The number of record holders of our common stock, $0.01 par value, as of March 15, 2012 was 1,923.

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

Under the Amended and Restated 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options under section 422 of the Code and the related regulations, or as non–incentive stock options under section 83 of the Code. As of December 31, 2011, we have granted a total of 9,704,243 non–qualified stock options, 2,939,184 DSUs and 200,000 incentive stock options under the Amended and Restated 2006 Stock Incentive Plan. In addition, 3,327,621 previously issued non–qualified stock options have been cancelled.

We have also granted non–qualified stock options under individual compensation arrangements, which have been authorized by our board of directors. Such options have been granted outside of, and are therefore not subject to, the Amended and Restated 2006 Stock Incentive Plan.

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2011.

The following table provides a summary of the number of stock options and deferred stock units under equity compensation plans outstanding as at December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	7,887,525(1)	0.34(3)	2,140,865
Total(2)	7,887,525(1)	0.34	2,140,865

Notes:

(1)

Includes 5,748,285 shares of common stock reserved for issuance in connection with stock options granted under the 2006 Stock Incentive Plan, and 2,139,240 shares of common stock reserved for issuance in connection with deferred stock units granted to our Company’s non–executive directors under the 2006 Stock Incentive Plan. A total of 364,583 deferred stock units were not issued until January, 2012, but are included in this table as they were issued to our non–executive directors in respect of services rendered during the quarter ended December 31, 2011.

(2)

Includes certain options granted to executive officers pursuant to employment agreements described in more detail under the caption “Employment Contracts and Termination of Employment and Change–In–Control Arrangements.”

(3)	The deferred stock units are disregarded for purposes of calculating the weighted average exercise price of outstanding options.

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act of 1933, as amended, during our fiscal year ended December 31, 2011 on the following periodic reports, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Annual Report on Form 10–K for the year ended December 31, 2010	March 31, 2011
Quarterly Report on Form 10–Q for the quarterly period ended March 31, 2011	May 13, 2011
Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2011	August 15, 2011
Quarterly Report on Form 10–Q for the quarterly period ended September 30, 2011	November 15, 2011
Amended Quarterly Report on Form 10–Q for the quarterly period ended September 30, 2011	January 27, 2012

During the year ended December 31, 2011, we issued the following securities without registration under the Securities Act of 1933, as amended, which have not been reported on the Annual Report on Form 10–K and the Quarterly Reports on Form 10–Q described above:

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors has exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2011. Our non–executive directors earned the following additional deferred stock units during the year ended December 31, 2011: John Cook, the Chairman of the Compensation Committee, earned 310,976 deferred stock units; Douglas Hamilton, the Chairman of our Audit Committee, earned 382,742 deferred stock units; and Stephen Seymour, the Chairman of our Corporate Governance and Nominating Committee earned 310,976 deferred stock units. We issued these securities to the directors, each of whom is an accredited investor, relying on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2011 and 2010 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2011 and 2010, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward–looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Overview of Our Business

We are a copper mining company and our principal asset is the Johnson Camp property located in Dragoon, Arizona. The Johnson Camp property includes the Johnson Camp Mine, an integrated open pit copper mine and a production facility that uses the solvent extraction, electrowinning (SX–EW) process. The Johnson Camp Mine includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits. We commenced production of copper from new ore in February 2009 and achieved commercial copper cathode production from newly-mined ore on April 1, 2009. In July 2010, we announced that in order to reduce costs, maximize cash flow, and improve our operating efficiencies, we had suspended the mining and crushing of ore at the Johnson Camp Mine and laid off 43 people, representing approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant.

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

In July 2010, we suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. We expect that the production level will continue to steadily decline unless mining and crushing operations are resumed.

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

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank nor Nedbank Capital exercises its rights to note us in default, that Fisher Industries does not exercise its rights under our promissory note when it matures in July 2012, our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured).

Any actions by Nedbank, Nedbank Capital or Fisher Industries to enforce their respective rights could force us into bankruptcy or liquidation, and we will not be able to continue as a going concern.

Furthermore, if our residual leaching and solvent extraction/electro-winning operations become economically unviable, we would be forced to terminate our operations, significantly reduce our workforce, place the Johnson Camp Mine on a care and maintenance program, and, perhaps, sell some our assets (subject to the consent of our secured creditors, as appropriate).

Our Plan of Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current operational plan includes resumption of mining and crushing activities at the Mine with the view to realizing our estimated full production rate of 25 million pounds of copper cathode per annum. However, our operational plan is subject to our ability to refinance our obligations under our Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our unsecured note payable to Fisher Industries, and on our ability to raise approximately $20 million dollars in additional capital (including the estimated $18 million that we would require to cover the capital costs of developing and constructing our planned new leach pad).

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

Due to continued copper recovery issues with the existing leach pads combined with a reduction in the amount of mining activity stemming from inadequate capital, we were unable to become cash flow positive in the second quarter of 2010 as anticipated. As a result, on July 2, 2010, we suspended the mining and crushing of new ore to increase cash flow with the goal of building a new leach pad. All other operations, including leaching, SX-EW and copper production, are continuing.

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

As explained in more detail below, we are now in default under our credit agreement with Nedbank and our copper hedge agreement with Nedbank Capital. However, Nedbank and Nedbank Capital have not taken steps to enforce their security interests in our assets. Accordingly, we intend to continue with our operations in the ordinary course, as we aggressively pursue certain opportunities that we have generated to refinance and/or recapitalize our Company.

We are continuing to target a production rate of 25 million pounds of copper per year. However, we now believe that we cannot achieve this until we have completed and put into full operation our planned new leaching pad. We expect that the new pad, which will be about double the size of two of our existing three pads, could be operational approximately 150 days after we have obtained the financing needed to build it (which cannot be assured at this time). We estimate that we would incur approximately $18 million in capital costs for the development and construction of the new leach pad and will require an additional $2 million in working capital.

Our business, and our ability to realize our business objectives and implement our operating plan, are subject to a number of additional risks and uncertainties, including those discussed under the heading “Risk Factors”.

Credit Agreement with Nedbank Limited, as Lead Arranger

We entered into a Credit Agreement dated June 28, 2007 with Nedbank Limited, as administrative agent and lead arranger, which provided for a $25 million secured term loan credit facility. The Credit Agreement was amended and restated as of June 30, 2008, and provided for a series of term loans to be funded from time to time by a syndicate of lenders in response to draw-down requests by our Company, with the aggregate amount of all term loans being $25 million. As of December 31, 2010, all of the $25,000,000 had been drawn down on the loan. The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company from incurring certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants, as defined in the amended and restated credit agreement. Proceeds from the loan have been used to fund the purchase and installation of equipment associated with the reactivation of the Johnson Camp Mine.

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

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due between March 31, 2010 and December 31 2011, respectively and interest payments totaling $4,621,153 during the same time period to Nedbank under the terms of the amended and restated credit agreement dated March 31, 2009. The Company is now in default of its obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 must now be included in the Company’s current liabilities. Accordingly, the Company has reclassified $1,776,643 of long-term debt to current liabilities within its consolidated balance sheet as of December 31, 2011. Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the March 31, 2010 principal and interest payment, the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06% .

In accordance with the credit agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the credit agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and credit agreement. Furthermore, under the credit agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and January 6, 2012 under the terms of its Copper Hedge Agreement. As of December 31, 2011, the total amount due to Nedbank as a result of these missed payments is $16,106,691 and is included in copper derivatives settlement payable on the consolidated balance sheet.

November 2009 Private Placement

In November 2009, we completed an unregistered, brokered private placement of 40 million units (the “Units”) for total gross proceeds of $12,000,000. Each Unit, priced at $0.30, consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of our Company at a price of $0.38 per share until June 5, 2012. There is no assurance that the warrants will be exercised. The proceeds of the offering were used to make debt service payments under the Nedbank credit facility, to purchase approximately $500,000 in additional equipment, to reduce accounts payable, and for general working capital purposes. In connection with the offering, which was effected in an offshore transaction pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, we paid the placement agent a commission equal to $600,000, or 5% of the gross proceeds of the offering.

Sale of a Royalty

In March 2009, our Company sold to Royal Gold, formerly International Royalty Corporation, acting through its subsidiary IRC Nevada Inc., a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds from the sale were $4,950,000. The royalty is payable in cash on a quarterly basis. During 2011 and 2010, the Company accrued royalty expense of $361,069 and $760,359 and made payments of $195,000 and $148,000, respectively. Accordingly, the total amount accrued under this obligation as of December 31, 2011 and 2010 is $1,161,755 and $995,686, respectively, and is included within accounts payable on the consolidated balance sheets.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2011 and 2010, included in accrued interest on the consolidated balance sheets is $225,793 and $73,528, respectively, related thereto.

Agreement With Fisher Industries For Conversion of Payables To An Unsecured Note

In July 2010, we reached an agreement with Fisher Industries to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under our agreement with Fisher Industries, Fisher Industries is entitled to receive weekly payments on our unsecured note with the amounts based on a formula related to the weekly level of copper sales made by our Company. Since the outstanding principal under our promissory not to Fisher is due and payable on July 31, 2012, the entire balance remaining unpaid to Fisher Industries under the note has been reclassified from a long-term note payable to a current liability. As of December 31, 2011, current maturities of long-term debt in the amount of $6,190,999 are reflected in the consolidated balance sheet.

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

We estimate we will incur an additional $18 million in capital costs during the next year, primarily for the development and construction of a new leach pad as described above. In addition, we will need to increase our reclamation bond by $568,000 before we place the new leach pad into operation. These cost figures do not include inflation, interest and other financing costs. The Company must raise this capital from external sources and we cannot be assured that we will be successful in our endeavors.

Liquidity and Financial Resources

As noted above, our Company’s continuation as a going concern is dependent upon our ability to: (a) refinance the obligations under the Credit Agreement with Nedbank, the Copper Hedge Agreement with Nedbank Capital and our unsecured note payable to Fisher Industries; (b) our ability to raise approximately $20 million dollars in additional capital (including the estimated $18 million that we would require to cover the capital costs of developing and constructing the planned new leach pad); and (c) on our ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. All of this remains uncertain.

If management cannot refinance our Company’s obligations or achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. Our consolidated financial statements contain additional note disclosures to this effect, and the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Working Capital

The following table sets forth our cash and working capital as of December 31, 2011 and 2010:

	As of		As of
	December 31,		December 31,
	2011		2010

Cash reserves	$118,058	(1)	$1,120,023	(1)

Working capital surplus (deficiency)	$(51,783,180	)(2)	$(39,929,666	)(3)

Notes:

(1)	Excludes $686,476 being held in conjunction with two letters of credit.
(2)

Includes $21,481,183 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable, $6,190,999 of current maturity of long-term debt and $1,776,643 in senior long-term debt accelerated due to default.

(3)

Includes $14,320,788 in current portion of senior long-term debt, $7,660,508 in copper derivatives settlement payable, $8,677,926 in current maturities of derivative contracts and $8,937,038 in senior long-term debt accelerated due to default.

Results of Operations – Years Ended December 31, 2011 and 2010

The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2011 and 2010.

Consolidated Income (Loss) From Operations

	Year Ended December 31
	2011	2010
Net sales	$14,488,727	$28,647,819

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	16,899,398	17,977,538
Costs applicable to sales – charge for change in estimated recovery rate	-	8,551,783
General and administrative expenses	2,096,697	2,231,434
Depreciation, depletion and amortization	1,111,844	1,709,473
Loss from operations	$(5,619,212)	$(1,822,409)

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

We recorded revenues of $14,488,727 (including $45,948 in amortization of deferred revenue) from the sale of 3,582,142 pounds of copper cathode for the year ended December 31, 2011. The average realized price of copper sold during the year ended December 31, 2011 was $4.04 per pound.

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

During 2011, we incurred $16,899,398 of costs applicable to sales from the sale of copper (including $11,755,375 in abnormal production costs due to the under-utilization of plant capacity. The average cost per pound of copper sold during the year ended December 31, 2011 was $4.72 per pound. The increase in abnormal production costs is primarily related to the temporary suspension of mining and crushing of new ore in July 2010, and the resulting decline in copper production from the existing leach pads. The average cost per pound of copper sold excluding abnormal production costs was $1.44 per pound.

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

General and Administrative Expenses

Our general and administrative expenses decreased to $2,096,697 during 2011 as compared to $2,231,434 in 2010. The decrease of $134,737 in general and administrative expenses is primarily due to a $230,660 decrease in employee and director compensation and a $120,186 decrease in professional fees offset by the $292,351 reversal of the amounts formerly payable under the 2007 Performance Incentive Plan recorded in 2010.

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

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization expenses (“DD&A”) decreased by $597,629 in 2011, as compared to 2010. The decrease was primarily due to a decrease in tons mined and copper produced in the current period as compared to the same period in the prior year. As previously disclosed, the Company suspended the mining and crushing of new ore in July 2010 and have yet to resume full mining operations.

Our depreciation, depletion and amortization expenses (“DD&A”) increased by $278,433 in 2010, as compared to 2009. The increase was primarily due to an increase in tons mined and copper produced in the current period as compared to the same period in the prior year when the Company was in the ramp up phase of mining new ore.

Other Income (Expense)

The following table sets forth our other income (expense) during the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31
	2011	2010
Other income (expense)
Interest expense	$(3,743,336)	$(3,271,690)
Unrealized loss on de-designation of cash flow hedges	-	(13,712,395)
Loss on derivatives classified as trading securities	(1,038,103)	(2,312,203)
Miscellaneous income (expense)	84,357	(86,713)
Total other income (expense)	$(4,697,082)	$(19,383,001)

The decrease in other income (expense) of $14,685,919 for the year ended December 31, 2011 in comparison to the same period in the prior year was primarily a result of reductions in losses due to de-designation of copper hedges and interest rates swaps from cash flow hedges to trading securities of ($13,712,395); a decrease in net loss incurred in derivatives classified as trading securities of $1,274,100 and the $471,646 increase in interest expense.

Net Loss

The following table reflects our net loss for the years ended December 31, 2011 and 2010, after taking into account the amounts recognized as other income or expenses.

	Year Ended December 31
	2011	2010
Income (loss) from operations	$(5,619,212)	$(1,822,409)
Other income (expense)	(4,697,082)	(19,383,001)
Provision for income taxes	–	–
Net income (loss)	$(10,316,294)	$(21,205,410)

We recorded a net loss of $10,316,294 for the year ended December 31, 2011 as compared to a net loss of $21,205,410 for the year ended December 31, 2010. The decrease in net loss of $10,889,116 between these periods is primarily due to the unrealized loss on de-designation of copper hedges and interest rate swaps as trading securities ($13,712,395) recognized in 2010 offset by an increase in loss from operations of $3,796,803. During 2010, due to the Company’s inability to make the required payments as the copper derivative and interest rate swap contracts matured, the Company reclassified the estimated fair value of these contracts of $(13,712,395) from AOCI to unrealized loss on de-designation of cash flow hedges within the consolidated statement of operations. The increase in loss from operations is primarily due to the suspension of mining and crushing of new ore in July 2010 and a corresponding decrease in copper production.

Cash Flows From Operating Activities

Our cash flows from operating activities during 2011 were $72,964. Our cash flows from operating activities for 2011 include a net loss of $(10,316,294) offset by: $1,111,844 in non-cash depreciation, depletion and amortization, $375,202 of non-cash accretion expense, $345,969 of non-cash interest expense, $290,202 of non-cash stock based compensation expense and operating cash flows generated by a decrease in copper inventories of $4,365,857, an increase in accounts payable and accrued expenses of $880,688, an increase in accrued interest of $2,340,860, and an increase in copper derivatives settlement payable of $9,275,951. These inflows were offset by an unrealized gain on derivatives classified as trading securities of $(8,623,030).

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

Cash Flows From Investing Activities

Our cash flows from investing activities during 2011 were ($753,910) due mainly to capital expenditures incurred on the engineering of Leach Pad 5.

Our cash flows from investing activities during 2010 were ($1,103,021) due to the investment of additional equipment used in the production of copper at the Johnson Camp Mine.

We estimate that we will incur an additional $18 million in capital costs during the next year, primarily for the development and construction of a new leach pad. The new pad, which will be about double the size of our existing three pads, should be operational within approximately 150 days after we have obtained the financing needed to build it (which cannot be assured at this time). The estimated start-up date for the new pad is subject to the Company’s ability to raise the requisite capital thus completing our current effort to restructure our capital structure.

Cash Flows From Financing Activities

Our cash flows from financing activities during 2011 were $(321,019) compared to $(1,772,098) for the same period in 2010. This amount is principally related to principal payments on the Fisher Note of $(304,429).

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

As noted above, we estimate that we will incur an additional $18 million in capital costs and $2 million in working capital requirements during the next year. However, our ability to complete this capital project is contingent upon our ability to raise the requisite external capital. We are currently exploring various opportunities for external financing; however, there is no assurance that we will be successful in our endeavors.

Off–Balance Sheet Arrangements

We have no off–balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2011 and 2010 and for the each of the two years in the period ended December 31, 2011, and the related notes to the consolidated financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was effective as of December 31, 2011.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Ronald A. Hirsch(1) Laguna Beach, CA	68	Director and Chairman	September 7, 2000

Stephen D. Seymour Baltimore, MD	70	Director	October 15, 2003

Douglas P. Hamilton North Chatham, MA	70	Director	February 15, 2006

John F. Cook Roslin, ON, Canada	72	Director	February 15, 2006

Wayne M. Morrison(2) Tucson, AZ	54	Chief Executive Officer, Chief Financial Officer and Secretary	N/A

Notes

(1)	Mr. Hirsch also held the position of Chief Executive Officer of our Company until February 15, 2006.
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

Board Experience

Prior service on our Company’s Board of Directors as Chairman since October 20, 2003 and as a member of the Board since September 7, 2000.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal years ended December 31, 2011 and 2010, these filings were made on a timely basis.

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

No substantive amendments were made to our Company’s Code of Ethics during the fiscal year ended December 31, 2011, and no waivers of our Company’s Code of Ethics were granted to any principal officer of the Company or any person performing similar functions during the fiscal year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2011;

(b)

each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2011, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2011;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)	Total ($)
Ronald A. Hirsch Chairman	2011 2010	147,596(3) 46,154(6)	– –	– –	– –	– –	– –	– –	147,596 46,154
Wayne M. Morrison Chief Executive and Chief Financial Officer, Secretary and Treasurer(2)	2011 2010	250,000 229,144(7)	– –	– –	156,870 47,200	– –	– –	7,892(4) 4,706(5)	414,762 281,050

Notes:
(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2011 and 2010 financial years for the fair value of stock options granted to each Named Executive Officer. The Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service– based vesting conditions. For additional information on the valuation assumptions with respect to the options, refer to Note 20 under the heading “Stock–Based Compensation” in our consolidated financial statements.

(2)	Mr. Morrison was appointed Vice President, Chief Financial Officer, Secretary and Treasurer effective January 8, 2008 and Chief Executive Officer on November 30, 2010.
(3)	Amount includes the receipt of 82,418 shares of Nord common stock valued at $11,538 in lieu of cash compensation and $26,442 in cash compensation earned in 2010.
(4)	Amount includes $4,395 in Company contribution to the Named Executive Officer’s 401(K) Retirement Plan and $3,497 in medical insurance reimbursement.
(5)	Amount represents Company’s contribution to the Named Executive Officer’s 401(K) Retirement Plan.
(6)	Mr. Hirsch received 211,539 shares of Nord common stock valued at $30,769 in lieu of cash compensation.
(7)	Mr. Morrison received 272,491 shares of Nord common stock valued at $32,699 in lieu of cash compensation.

Outstanding Equity Awards as of December 31, 2011

The following table summarizes the outstanding equity awards as of December 31, 2011 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Hirsch	100,000 275,000 33,334	N/A N/A 33,333	N/A N/A N/A	$0.68 $0.85 $0.09	6/11/2017 7/11/2017 11/26/2013	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Wayne M. Morrison	133,333 83,334 500,000 500,000 1,044,500	N/A 83,333 N/A N/A 796,496	N/A N/A N/A N/A N/A	$1.10 $0.09 $0.14 $0.16 $0.16	12/3/2012 11/26/2013 10/25/2015 3/14/2016 6/23/2016	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A

Equity Compensation Plans

As disclosed in more detail under the heading “Market For Common Equity And Related Shareholder Matters – Equity Compensation Plans”, we have granted options under the Amended and Restated 2006 Stock Incentive Plan. We have also granted stock options under individual compensation arrangements, and under the Coyote Springs option.

There are 5,748,285 stock options outstanding at December 31, 2011, all of which have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2012 to 2017.

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2011.

Compensation of Directors

The following table summarizes the compensation of our Company’s directors for the year ended December 31, 2011:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards ($)(3)	Non–Equity Incentive Plan Compen– sation ($)	Non–qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation ($)	Total ($)
Doug Hamilton	1,500	40,000(4)	–	–	–	–	41,500
Stephen Seymour	1,500	32,500(4)	–	–	–	–	34,000
John Cook	1,500	32,500(4)	–	–	–	–	34,000

Notes:
(1)	Ronald Hirsch a member of our board of directors is a Named Executive Officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.
(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2011 fiscal year for the fair value of deferred stock units, or DSUs, granted in 2011. Fair value is calculated using the average of the high and low price of our stock on the trading day prior to the date of grant. The outstanding DSUs for the directors at December 31, 2011 are as follows: Douglas Hamilton (1,016,221 DSUs), Stephen Seymour (812,042 DSUs), and John Cook (310,977 DSUs).

(3)	This column represents the fair value of the options awarded in 2011. Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures related to service based vesting conditions.
(4)	Fair value of deferred stock units issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan.

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

To date, the equity–based fees have been payable in shares of our common stock pursuant to our 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in DSUs. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for 2011 and 2010. Accordingly, all retainer fees paid during 2011 and 2010 were paid in DSUs.

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

During 2011, Douglas Hamilton, the Chairman of our Audit Committee, received 382,742 deferred stock units; John Cook, the Chairman of our Compensation Committee, received 310,976 deferred stock units; and Stephen Seymour, the Chairman of our Corporate Governance and Nominating Committee received 310,976 deferred stock units. During 2011, 280,357 DSUs issued to John Cook were converted into common shares. The deferred stock units are subject to the Amended and Restated 2006 Deferred Stock Unit Plan.

We paid cash fees to our non–executive directors totaling $4,500 during the year ended December 31, 2011 as follows:

Amount of Cash
Name	Fees Paid
Doug Hamilton	1,500
John Cook	1,500
Stephen Seymour	1,500
$4,500

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

The following table sets forth information as of March 15, 2012 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 172,688,618 shares of common stock outstanding as of March 15, 2012.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 15, 2012, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of March 15, 2012
Name and Address of Beneficial Owner(1)	Shares		Percent
Named Executive Officers and Directors(2)
Ronald A. Hirsch Chairman	9,843,852	(4)	8.7%
Stephen D. Seymour Director	5,836,353	(5)	5.2%
Douglas P. Hamilton Director	400,000	(6)	0.4%
John F. Cook Director	1,297,126	(7)	1.1%
Wayne M. Morrison(3) Chief Executive, Chief Financial Officer, Secretary and Treasurer	2,074,077	(8)	1.8%
Directors and Executive Officer as a Group (Five Persons)	19,451,408		17.2%

Notes

(1)

Under Rule 13d–3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on March 15, 2012.

(2)	The address of the executive officers and directors is c/o Nord Resources Corporation, 1 West Wetmore Road, Suite 203, Tucson, Arizona, 85705.
(3)	Mr. Morrison was appointed Chief Executive Officer on November 30, 2010.
(4)

Includes 441,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days and 312,500 shares which may be required pursuant to the conversion of a $50,000 convertible note

(5)

Includes 491,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days and 312,500 shares which may be required pursuant to the conversion of a $50,000 convertible note. Also includes 1,575,000 shares of common stock held by Mr. Seymour as a co–trustee of a trust, and 36,300 owned by his spouse. Mr. Seymour disclaims beneficial ownership of the 36,300 shares of common stock owned by his spouse.

(6)	Includes 400,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(7)

Includes 897,126 outstanding shares of common stock, all of which are owned by Tormin Resources Limited, a company owned and controlled by Mr. Cook. Also includes 400,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(8)	Includes 1,698,248 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

The following table sets forth, as of March 15, 2012, certain information regarding beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

		Common Stock Beneficially Owned
Name and Address Of Beneficial			Percent of
Owner	Title of Class	Number of Shares	Class(1)

Ross J. Beaty 864930 B. C. Ltd. 1550-625 Howe Street Vancouver, B.C. Canada V6C 2T6	Common Stock	68,500,000(2)	46.7%

Riaz Shariff 1704 Al Moosa Tower 1 Sheikh Zayed Road Dubai, U.A.E.	Common Stock	11,470,000(3)	9.7%

Sprott Asset Management South Tower Royal Bank Plaza 200 Bay Street SL Level Toronto, ON Canada, M5J 2J5	Common Stock	8,953,300 (4)	7.7%

Notes
(1)

Applicable percentage of ownership is based on 172,688,618 shares of common stock outstanding as of March 15, 2012 together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2012, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

We appointed Mayer Hoffman McCann P.C. to serve as our independent auditors for the years ended December 31, 2011 and December 31, 2010. We have not retained the services of any other independent auditors. Mayer Hoffman McCann P.C. performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2011 and December 31, 2010:

Audit Fees

2011	2010
$280,830	$315,905

Audit Related Fees

2011	2010
None	None

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

Tax Fees

2011	2010
$37,525	$16,300

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2011	2010
None	None

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

10.6	Executive Employment Agreement between the Company and Wayne Morrison dated September 9, 2008. (8)

10.7	Processing Agreement with Texas Canyon Rock & Sand, Inc., dated October 31, 2008(9)

10.8

Amended and Restated Credit Agreement dated as of March 31, 2009 among Nord Resources Corporation, Cochise Aggregates and Materials Inc., Nedbank Limited and the Lenders from time to time party thereto(10)

10.9	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(10)

10.10	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010(10)

10.11	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(11)

10.12	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(12)

10.13	Settlement Agreement among Nord Resources Corporation, Fisher Sand & Gravel Co. and F5 Equipment Inc. dated July 28, 2010(14)

10.14	Promissory Note of Nord Resources Corporation dated July 28, 2010 and payable to Fisher Sand & Gravel Co. in the principal sum of $8,200,000(14)

10.15	Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011. (15)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Consents of Experts and Counsel

23.1	Consent of Mayer Hoffman McCann P.C. (16)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(16)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(16)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002(16)

Mine Safety Disclosure Exhibit

95.1	Mine Safety Disclosure(16)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(6)

99.3	Nord Resources Corporation 2010-2011 Bonus Plan (13)

Data Files
101.INS	XBRL Instance File(16)
101.SCH	XBRL Schema File(16)
101.CAL	XBRL Calculation File(16)
101.DEF	XBRL Definition File(16)
101.LAB	XBRL Label File(16)
101.PRE	XBRL Presentation File(16)

Notes
(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(6)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2007, filed with the SEC on August 14, 2007.

(7)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(8)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(9)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(10)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(11)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(12)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(13)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

(14)	Incorporated by reference from our current report on Form 8-K dated July 29, 2010 and filed with the SEC on July 29, 2010.

(15)	Incorporated by reference from our amended current report on Form 8-K/A dated November 30, 2010 and filed with the SEC on January 25, 2010.

(16)	Filed herewith.

FINANCIAL STATEMENTS FILED AS PART OF
THIS ANNUAL REPORT ON FORM 10–K

Index
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets as of December 31, 2011 and 2010	F–2 / F–3
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010	F–4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2011 and 2010	F–5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F–6
Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nord Resources Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Nord Resources Corporation and Subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Nord Resources Corporation and Subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company reported net losses of ($10,316,294) and ($21,205,410) during the years ended December 31, 2011 and 2010, respectively. In addition, as of December 31, 2011 and 2010, the Company reported a deficit in net working capital of ($51,783,180) and ($39,929,666), respectively. As discussed in Note 2 to the consolidated financial statements, the Company’s significant historical operating losses, lack of liquidity, and inability to make the requisite principal and interest payments due under the terms of the Amended and Restated Credit Agreement with its senior lender raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.
Mayer Hoffman McCann P.C.
Denver, Colorado
March 28, 2012

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$118,058	$1,120,023
Accounts receivable	345,382	442,403
Inventories	3,763,892	4,685,599
Prepaid expenses and other assets	159,986	146,534

Total Current Assets	4,387,318	6,394,559

Property and Equipment, at cost:
Property and equipment	50,518,198	51,096,100
Less accumulated depreciation, depletion, and amortization	(6,313,728)	(5,639,197)

	44,204,470	45,456,903

Other Assets:
Deposits	146,079	123,093
Restricted cash and marketable securities	686,476	686,476
Debt issuance costs, net of accumulated amortization	368,684	714,653
Stockpiles and ore on leach pads	6,347,012	10,228,475

Total Other Assets	7,548,251	11,752,697

Total Assets	$56,140,039	$63,604,159

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Continued)

	At December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$4,163,041	$3,915,011
Accrued expenses	1,316,074	894,389
Accrued interest	4,933,337	1,762,709
Copper derivatives settlement payable	16,106,691	7,660,508
Current maturity of long-term debt	6,190,999	-
Current maturities of senior long–term debt	21,481,183	14,320,788
Current maturities of derivative contracts, at fair value	54,896	8,677,926
Senior long-term debt accelerated due to default	1,776,643	8,937,038
Other current liabilities	147,634	155,856

Total Current Liabilities	56,170,498	46,324,225

Long–Term Liabilities:
Long-term debt	-	6,495,428
Deferred revenue, less current portion	4,646,868	4,690,940
Accrued reclamation costs	3,195,497	3,932,966
Other long-term liabilities	14,635	33,505

Total Long–Term Liabilities	7,857,000	15,152,839

Total Liabilities	64,027,498	61,477,064

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock: $.01 par value, 400,000,000 and 200,000,000 shares authorized, 112,177,627 and 111,814,852 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	1,121,777	1,118,149
Additional paid–in–capital	122,133,246	121,835,134
Accumulated deficit	(131,142,482)	(120,826,188)

Total Stockholders’ Equity (Deficit)	(7,887,459)	2,127,095

Total Liabilities and Stockholders’ Equity (Deficit)	$56,140,039	$63,604,159

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
Net sales	$14,488,727	$28,647,819
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	16,899,398	17,977,538
Costs applicable to sales – change in estimated recovery rate	-	8,551,783
Operating expenses (includes stock based compensation of $290,202 and $319,512, respectively)	2,096,697	2,231,434
Depreciation, depletion and amortization	1,111,844	1,709,473

Loss from operations	(5,619,212)	(1,822,409)

Other income (expense):
Interest expense	(3,743,336)	(3,271,690)
Unrealized loss on de-designation of cash flow hedges	-	(13,712,395)
Loss on derivatives classified as trading securities	(1,038,103)	(2,312,203)
Miscellaneous income (expense)	84,357	(86,713)

Total other income (expense)	(4,697,082)	(19,383,001)

Loss before income taxes	(10,316,294)	(21,205,410)

Provision for income taxes	-	-

Net loss	$(10,316,294)	$(21,205,410)

Net loss per basic and diluted share of common stock:

Weighted average number of basic common shares outstanding	113,608,523	112,149,570

Basic loss per share of common stock	$(0.09)	$(0.19)

Weighted average number of diluted common shares outstanding	113,608,523	112,149,570

Diluted loss per share of common stock	$(0.09)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

						Accumulated
			Additional			Other Com-	Total
			Paid-in	Accumulated		prehensive	Stockholders’
	Common Stock		Capital	Deficit		Income (loss)	Equity (Deficit)

	Shares	Amount

Balance at January 1, 2010	110,435,586	$1,104,356	$121,488,765	$(99,620,778)		$(13,068,959)	$9,903,384
Comprehensive income (loss):
Net loss	-	-	-	(21,205,410)		-	(21,205,410)
Unrealized mark to market adjustment of cash flow hedges, net	-	-	-	-		(643,436)	(643,436)
Net realized losses from cash flow hedges	-	-	-	-		(2,087,730)	(2,087,730)
Effective portion of copper hedges transferred to net sales	-	-	-	-		1,886,237	1,886,237
Reclassification of copper hedges to other expense on de- designation of cash flow hedges	-	-	-	-		13,392,853	13,392,853
Reclassification of interest rate swap to other expense on de- designation of cash flow hedges	-	-	-	-		319,542	319,542
Effective portion of interest rate swap transferred to interest expense	-	-	-	-		201,493	201,493
Comprehensive loss							(8,136,451)

Compensation expense from issuance of stock options	-	-	134,422	-		-	134,422
Compensation expense from issuance of common stock	621,398	6,214	61,376	-		-	67,590
Exercise of stock options	451,667	4,517	36,133	-		-	40,650
Common stock issued for deferred stock units	306,201	3,062	(3,062)	-		-	-
Compensation expense from issuance of deferred stock units	-	-	117,500	-		-	117,500

Balance at December 31, 2010	111,814,852	1,118,149	121,835,134	(120,826,188)		-	2,127,095
Comprehensive income (loss):
Net loss				(10,316,294)			(10,316,294)
Comprehensive loss							(10,316,294)

Common stock issued for settlement of accounts payable	82,418	824	10,714	-		-	11,538
Compensation expense from issuance of stock options	-	-	185,202	-		-	185,202
Common stock issued for deferred stock units	280,357	2,804	(2,804)	-		-	-
Compensation expense from issuance of deferred stock units	-	-	105,000	-		-	105,000

Balance at December 31, 2011	112,177,627	$1,121,777	$122,133,246	$(131,142,482)	$		$(7,887,459)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash Flows From Operating Activities:
Net loss	$(10,316,294)	$(21,205,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	1,111,844	1,709,473
Accretion expense on accrued reclamation costs	375,302	9,086
Amortization of debt issuance costs	345,969	290,163
Issuance of deferred stock units for services rendered	105,000	117,500
Issuance of stock options for services rendered	185,202	134,422
Loss on write-off of mineral lease purchase option	10,980	-
Issuance of common stock for services rendered	-	67,590
Unrealized loss on de-designation of cash flow hedges	-	13,712,395
Changes in assets and liabilities:
Accounts receivable	97,021	338,990
Inventories, stockpiles and ore on leach pads	4,365,857	580,303
Prepaid expenses and other assets	(13,452)	(74,756)
Accounts payable	467,629	4,075,155
Deferred revenue	(45,948)	(119,696)
Accrued interest	2,340,860	1,576,907
Accrued expenses and other liabilities	413,059	(345,993)
Copper derivatives settlement payable	9,275,951	6,988,436
Derivative contracts, at fair value	(8,623,030)	(5,034,468)
Deposits	(22,986)	(123,093)

Net Cash Provided By Operating Activities	72,964	2,697,004

Cash Flows From Investing Activities:
Capital expenditures	(753,910)	(1,103,021)

Net Cash Used By Investing Activities	(753,910)	(1,103,021)

Cash Flows From Financing Activities:
Debt issuance costs	-	(191,333)
Principal payments on long-term debt	(304,429)	(1,704,572)
Proceeds from issuance of notes payable-related party	-	100,000
Principal payments on capital lease	(16,590)	(16,843)
Proceeds from exercise of stock options	-	40,650

Net Cash Used By Financing Activities	(321,019)	(1,772,098)

Net Decrease in Cash and Cash Equivalents	(1,001,965)	(178,115)

Cash and Cash Equivalents at Beginning of Year	1,120,023	1,298,138

Cash and Cash Equivalents at End of Year	$118,058	$1,120,023

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$559,407	$1,071,634
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

Reclassifications

Certain items in the 2010 consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

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

During the year ended December 31, 2010, the Company made the following changes to estimates having a material impact on the current and/or future consolidated financial statements: a) as of December 31, 2010, based upon the historical results of the Johnson Camp Mine, and results of the independent column leach tests commissioned, the Company revised its estimate for the metallurgical recovery rate from 76.5% to 60%, thus taking a charge to costs of goods sold for $8,551,783, or $.08 per basic and diluted common share, and reduced the estimated amount of copper currently in the leach heaps by approximately 7,260,159 pounds; and b) as of December 31, 2010, based upon the results of independent third party estimates commissioned, the Company revised the estimate of the costs to reclaim the Johnson Camp Mine at the end of the Mine’s life to approximately $13,000,000 (based upon 2010 dollars), thus increasing the asset retirement obligation and related accrued reclamation liability by approximately $3,766,300. However, as of March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (based on 2011 dollars). This estimate was subsequently refined during the quarter ended June 30, 2011 to $10,100,000. Accordingly, these cash flow revisions were effected in the estimated fair value of the asset retirement obligation as of June 30, 2011 which decreased the obligation by a net amount of $1,112,771 from the amount recorded at December 31, 2010.

The Company is currently in the process of revising its estimate of the proven and probable reserves at the Johnson Camp Mine. As the Company has allocated $0 to proven and probable reserves on the consolidated balance sheet as of December 31, 2011 and 2010, a revision, if and when it occurs, is not expected to have a material impact on the Company’s consolidated financial statements. Furthermore, under current market conditions, the Company does not believe that a revision will trigger an impairment analysis for its long lived assets. A revision to the estimate of proven and probable reserves, when and if it occurs, will be accounted for on a prospective basis and will impact those items that are amortized via the units of production method; specifically property and equipment and deferred revenue.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As required by the Credit Agreement with Nedbank Limited (“Nedbank”) dated June 28, 2007 (the “Credit Agreement”), the Company is required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. The Company believes that it is not required to maintain the Debt Service Reserve Balance until it is in the financial position to fund such an account. The Company did not maintain any restricted cash balances at December 31, 2011 and 2010, respectively.

Restricted marketable securities held as collateral for power and environmental obligations at December 31, 2011 and 2010, consist of certificates of deposit (“CDs”) which are considered held-to-maturity securities and are stated at amortized cost of $686,476 on the consolidated balance sheets. The CDs expired in December 2011 and were simultaneously renewed for a 12 month period, extending their maturity date to December 2012. The CDs carried a stated interest rate of 1.63% per annum which was dropped to .05% upon renewal. All marketable securities are defined as held-to-maturity securities, trading securities, or available-for-sale securities under the applicable guidance related to the accounting for certain investments in debt and equity securities. Management determines the appropriate classification of the Company’s investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2011 and 2010.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories and classified as such on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of income (loss) from operations. Abnormal production costs, which are costs incurred in excess of “standard”, or the average cost to produce a pound of copper at normalized production capacity, are expensed as incurred. During the years ended December 31, 2011 and 2010, abnormal production costs were $11,755,375 and $7,354,596, respectively, and are included in cost of goods sold within the consolidated statements of operations.

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

Derivative Instruments and Hedging Activities

Copper Price Protection Program

In connection with the credit agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consisted of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives did not require the physical delivery of copper cathode and were expected to be net cash settled upon maturity and/or settlement of the contracts based upon the average daily London Metal Exchange (“LME”) cash settled copper price for the month of settlement. The program required no cash margins, collateral or other security from the Company.

As of December 31, 2011, all of copper derivative instruments had matured. Under ASC guidance for derivative instruments and hedging activities, prior to maturity, these contracts are carried on the consolidated balance sheets at their estimated fair value which as of December 31, 2010 was $(8,455,156). The December 31, 2010 balance includes a credit valuation adjustment of $390,638 which is reported in loss on derivatives classified as trading securities within the consolidated statement of operations. From the period of inception of the derivative contracts through March 31, 2010, these contracts were designated as cash flow hedges with changes to their estimated fair value deferred in accumulated other comprehensive income (“AOCI”) until the related hedged item (forecasted copper sales) effected earnings. However, due to the Company’s inability to make the required payments as the copper derivative contracts matured, on April 1, 2010, the Company reclassified the estimated fair value of these contracts of $(13,392,853) from AOCI to unrealized loss on de-designation of cash flow hedges within the consolidated statement of operations. Consequently, commencing on April 1, 2010, these contracts are classified as trading securities with changes in estimated fair value of $4,937,696 reflected in loss on derivatives classified as trading securities within the consolidated statement of operations. Furthermore, the Company recognized $(7,346,671) of realized losses on the monthly settlements of copper derivatives classified as trading securities during the year ended December 31, 2010 and is included in loss on derivatives classified as trading securities within the consolidated statement of operations.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2010, the settlements of contracts classified as effective cash flow hedges for 1,984,161 pounds of copper amounted to ($1,886,237) and are included in net sales in the consolidated statements of operations. Prior to the de-designation of the cash flow hedges on April 1, 2010, the Company assessed the effectiveness of the related cash flow hedges on a quarterly basis and at each financial reporting date. Accordingly, during the year ended December 31, 2010, the derivatives that were not covered by requisite copper production, due to shortfalls in estimated copper production, were determined to be ineffective cash flows hedges with the resulting fair value being immediately recognized in earnings. A decrease in estimated fair value of derivatives classified as cash flows hedges in the amounts of ($666,137) was deferred and recorded as accumulated other comprehensive income (loss) during the year ended December 31, 2010. During the year ended December 31, 2011, 100% of the Company’s copper derivatives were classified as trading securities.

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

Under ASC guidance for derivative instruments and hedging activities, the interest rate swap agreement is carried on the consolidated balance sheets at estimated fair value which was ($54,896) and ($222,770) as of December 31, 2011 and 2010, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in fair value reflected in AOCI. As noted above, the Company continues to be in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period from March 31, 2010 to December 31, 2011. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank credit facility, effective July 1, 2010, the Company de-designated 100% of the interest rate swap previously classified as a cash-flow hedge and reclassified the estimated fair value of ($319,542) of the interest rate swap from AOCI to unrealized loss on de-designation of cash flow hedges. During the years ended December 31, 2011 and 2010, the Company recognized $209,185 and $356,296, respectively, in interest expense in the consolidated statements of operations related to the quarterly settlements under the terms of the interest rate swap. In addition, the Company recognized unrealized gains of $167,874 and $96,772, respectively, related to the changes in estimated fair value of the interest rate swap that occurred during the year ended December 31, 2011 and during 2010 subsequent to the swap being de-designated as a cash flow hedge.

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

The following table sets forth the financial assets and liabilities within the consolidated balance sheets as of December 31, 2011 and 2010 that are measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
December 31, 2011
Liabilities:
Derivative contract – interest rate swap contract	$(54,896)	–	$(54,896)	–

December 31, 2010
Assets:
Derivative contracts – call options on copper forwards	$3,316,157	–	$3,316,157	–
Liabilities:
Derivative contracts – copper forward contracts	$(11,771,313)	–	$(11,771,313)	–
Derivative contract – interest rate swap contract	$(222,770)	–	$(222,770)	–

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the estimated fair values for the Company’s interest rate swap liabilities include a credit valuation adjustment of $1,694 which is based upon the Company’s estimated credit risk adjustment of 9.06% above the risk free rate.

The Company’s copper forward contracts and call options on copper forward contracts are covered under a master netting agreement with the counterparty, Nedbank, and, as such, are netted within the consolidated balance sheets. As of December 31, 2011, all of the copper forward and call option contracts had matured. As of December 31, 2010, the reported net liability was $(8,455,156).

The following table sets forth the financial assets and liabilities within the consolidated balance sheet as of December 31, 2011 and 2010 that are measured at fair value on a non-recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
December 31, 2011
Liabilities:
Asset retirement obligation	$(2,934,979)	–	–	$(2,934,979)

December 31, 2010
Liabilities:
Asset retirement obligation	$(3,766,300)	–	–	$(3,766,300)

The Company estimates its asset retirement obligations and related accrued reclamation costs using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes. During 2010, the Company completed an updated review of its reclamation plan and the related estimated costs of reclamation. As a result, as of December 31, 2010, the Company estimated the aggregate undiscounted obligation to be approximately $13,000,000 for the Johnson Camp Mine. However, as of March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (based on 2011 dollars). This estimate was subsequently refined during the quarter ended June 30, 2011 to $10,100,000. Accordingly, these cash flow revisions were effected in the estimated fair value of the asset retirement obligation as of June 30, 2011 which decreased the obligation by a net amount of $1,112,771 from the amount recorded at December 31, 2010.

Shipping and Handling Costs

The Company includes shipping and handling costs related to the transport of finished goods in operating expenses.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. During 2011 and 2010, the Company incurred debt issuance costs of $0 and $191,333. The 2010 costs were incurred in connection with the long-term debt agreement closed with the Company’s mining contractor. The debt issuance costs are being amortized over the term of the related financing facility using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $1,201,251 and $855,282 at December 31, 2011 and 2010, respectively. Unamortized debt issuance costs were $368,684 and $714,653 at December 31, 2011 and 2010, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at exploration, development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after the existence of proven and probable reserves have been established. Development costs include costs incurred resulting from mine preproduction activities undertaken to gain access to proven and probable reserves including ramps, permanent excavations, infrastructure, removal of overburden and the substantial completion of the testing phase of the mining and ore processing activities. Additionally, interest expense allocable to the cost of developing mining properties and of constructing new facilities is capitalized until the assets are ready for their intended use. Accordingly, the Company did not capitalize any interest costs incurred during the years ended December 31, 2011 and 2010, respectively.

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

Long–Lived Assets

The Company reviews and evaluates its long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2011 and 2010.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income (Loss) per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants. Outstanding options and warrants to purchase 61,706,635 and 60,616,504 shares of common stock for the years ended December 31, 2011 and 2010, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti–dilutive.

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

Recently Issued Accounting Guidance

In January 2010, Accounting Standards Codification (“ASC”) guidance for fair value measurements and disclosure was updated to require enhanced detail in the level 3 reconciliation. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the ASC guidance for business combinations was updated to clarify existing guidance which requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, the ASC guidance for fair value measurements was updated to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments in this update will improve the comparability of fair value measurements presented and disclosed in the financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not foresee the updated amendments having a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the ASC guidance for presentation of comprehensive income was updated to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income to facilitate the convergence of U.S. GAAP and IFRS. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company does not foresee the updated amendments having a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	INVENTORY

Inventory is as follows:

	At December 31,
	2011	2010
Current Assets:
Copper in process	$3,170,759	$4,142,922
Finished goods	37,361	43,813
Material and supplies	555,772	498,864
	3,763,892	4,685,599
Long-Term Assets:
Stockpiles and ore on leach pads	6,347,012	10,228,475
	$10,110,904	$14,914,074

The Company’s inventories are carried at the lower of cost or net realizable value. Cost for the product inventory is valued using the average cost of production and includes all costs of purchase, costs of conversion (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company only considers those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Accordingly, the Company expensed $11,755,375 and $7,354,596 of abnormal costs incurred above the standard cost to produce a pound of copper, during the years ended December 31, 2011 and 2010, respectively.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Production of Copper from Old Dumps

The Company commenced copper cathode production from leaching old dumps in January 2008 and completed the first copper cathode sale from these operations in February 2008. Accordingly, the attainment of the production stage from residual leaching operations was achieved effective February 1, 2008. Until December 31, 2008, the capitalized costs incurred in the development and testing of the old dumps were being amortized on a straight-line basis over the expected life of production of existing ore on the old dumps which was estimated to be 5 years. In January 2009, management revised its estimate of the expected life of production from the old dumps to 3 years. Consequently the unamortized balance as of December 31, 2008 in the amount of $468,034 is being amortized on a straight-line basis over the remaining 2 years. During 2010, the Company amortized $234,017 in mine development costs from old dumps to cost of goods sold which is included in depreciation, depletion and amortization expense. As of December 31, 2010, the mine development costs for old dumps have been fully amortized.

Production of Copper from Mining of New Ore

As a result of the development and testing of mining operations for the production of new ore, the Company began producing a nominal amount of copper cathode from newly-mined ore in February 2009. The Company achieved commercial production from the mining of new ore, which was based upon substantial completion of the testing and development phase, on April 1, 2009. Upon the achievement of commercial production from the mining of new ore, the costs to operate the mine were expensed as incurred and the capitalized mine development costs associated with the production of copper from the mining of new ore commenced being amortized over the life of the mine based on a “units of production” method. As the Johnson Camp Mine attained the production stage on April 1, 2009, subsequently, no mine development costs were capitalized. During 2011, the Company did not amortize any mine development costs from the development and testing of mining operations of new ore as the all of the copper produced during the year was from residual leaching. During 2010, the Company amortized $66,136 in mine development costs which is included in depreciation, depletion and amortization expense. The balance of the mine development costs, net of accumulated amortization, for development and testing of mining operations of new ore was $1,671,646 as of December 31, 2011 and 2010.

5.	PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,
	2011	2010

Land	$87,114	$98,094
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	2,708,870	3,821,641
Mining and other equipment	43,341,482	42,795,633
Total	$50,518,198	$51,096,100

Accumulated depreciation, depletion and amortization	(6,313,728)	(5,639,197)
Net property and equipment	$44,204,470	$45,456,903

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $1,111,844 and $1,709,473 for the years ended December 31, 2011 and 2010, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of December 31, 2011 and 2010, $923,129 and $1,360,441, respectively, of DD&A costs were included in copper inventories.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	At December 31,
	2011	2010

Accrued payroll expense	$244,666	$245,160
Accrued property taxes	984,651	473,543
Other accrued liabilities	86,757	175,686

Total	$1,316,074	$894,389

As of December 31, 2011, Other current liabilities of $147,634, that are not included in accrued expenses above, are primarily comprised of $100,000 in related party notes payable to Mr. Ron Hirsch, Chairman of the Company’s Board of Directors, and Mr. Stephen Seymour, a Director of the Company, and $38,172 in deferred revenue.

7.	LONG–TERM DEBT

Long–term debt consists of the following:

	At December 31,
	2011	2010

Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(21,481,183)	(14,320,788)
Less long-term portion of senior facility accelerated due to default	(1,776,643)	(8,937,038)
Long-term note payable with mining contractor	–	6,495,428

Total	$–	$6,495,428

Senior Project Financing Facility

In March 2009, the Company agreed to amend and restate its $25 million Senior Project Financing Facility (“Credit Agreement”) with Nedbank. Payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013; the payments scheduled to be paid on March 31 and June 30, 2009 have been deferred until December 31, 2012 and March 31, 2013, respectively. In consideration of Nedbank’s agreement to amend and restate the Credit Agreement, the Company issued 731,480 common stock purchase warrants to N.B.S.A. Limited, a company affiliated with Nedbank. Each warrant is exercisable for two years and entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. The estimated $100,000 value of the warrants, as determined pursuant to the Black-Scholes model, has been capitalized as debt issuance costs and is being amortized to interest expense over the remaining life of the related debt. For both 2011 and 2010, the Company recognized $25,000 in interest expense related to this issuance. The warrants expired unexercised on March 31, 2011.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due on between March 31, 2010 and December 31, 2011, respectively, and interest payments during the same period totaling $4,621,153 to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. The Company is now in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 must now be included in the Company’s current liabilities. Accordingly, the Company has reclassified $1,776,643 of senior long-term debt to current liabilities within its consolidated balance sheet as of December 31, 2011. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.62% at December 31, 2011). Accrued interest related to the Credit Agreement was $4,621,153 and $1,689,181 as of December 31, 2011 and 2010, respectively, and is included within accrued interest on the consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated credit agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of December 31, 2011.

Pursuant to the terms of the Credit Agreement, as amended, upon default, Nedbank has the right, among others, to provide notification of such condition and commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company. To date, the Company has not received notification that Nedbank has exercised its rights under the Credit Agreement.

In accordance with the Credit Agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and January 6, 2012 under the terms of its Copper Hedge Agreement. As of December 31, 2011 and 2010, the total amount due to Nedbank under the Copper Hedge Agreement was $16,106,691 and $7,660,508, respectively, and is included in copper derivatives settlement payable within the consolidated balance sheets.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable with Mining Contractor

On July 29, 2010, the Company reached an agreement with Fisher Sand & Gravel Company (“Fisher”)to convert $8,200,000 of unsecured trade payables, including a former note in the amount of $850,000 and $110,500 of accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum.

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

During the years ended December 31, 2011 and 2011, the Company made principal payments on the Note totaling $304,429 and $1,704,572, respectively. During the years ended December 31, 2011 and 2010, interest payments of $373,749 and $183,460, respectively, were made in accordance with the Agreement. As of December 31, 2011, the total principal balance on the Note of $6,190,999 is included in current liabilities. There was no accrued interest related to the Note as of December 31, 2011, respectively.

8.	SALE OF ROYALTY

On March 31, 2009, the Company sold to IRC Nevada Inc., an entity which was subsequently acquired by Royal Gold, a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are being expensed in the period incurred. During 2011, the Company recognized $45,948 in revenue and recorded $361,069 in royalty expense related to this royalty within the consolidated statement of operations. Total deferred revenue is $4,685,060 as of December 31, 2011, of which $38,172 is expected to be amortized to revenue over the next twelve months. During 2010, the Company recognized $119,696 in revenue and recorded $760,359 in royalty expense related to this royalty within the consolidated statement of operations.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2011 and 2010, included in accounts payable is $1,161,755 and $995,686, respectively, due to Royal Gold and, included in accrued interest on the consolidated balance sheet, is an additional $225,793 and $73,528, respectively, in accrued interest related thereto.

9.	RECLAMATION COSTS

The Company estimates its asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes. During 2010, the Company completed an updated review of its reclamation plan and the related estimated costs of reclamation. As a result, as of December 31, 2010, the Company estimated the aggregate undiscounted obligation to be approximately $13,000,000 for the Johnson Camp Mine. However, as of March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (based on 2011 dollars). This estimate was subsequently refined during the quarter ended June 30, 2011 to $10,100,000. Accordingly, these cash flow revisions were effected in the estimated fair value of the asset retirement obligation as revised in the second quarter ended June 30, 2011 which decreased the obligation by a net amount of $1,112,771 from the amount recorded at December 31, 2010.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To calculate the estimated fair value of this obligation in accordance with the related ASC, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% .. The estimated remaining life of the Johnson Camp Mine as of December 31, 2011 is thirteen years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023 – 2024. As 100% of the cash flows are projected to occur in 2023 – 2024, 100% of the accrued reclamation costs are classified as long-term within the consolidated balance sheets. A reconciliation of the beginning and ending carrying amounts of the Company’s accrued reclamation costs as of December 31, 2011 and 2010 is as follows:

	2011	2010

Accrued reclamation costs, beginning of year	$3,932,966	$157,580
Accretion expense	375,302	9,086
Revisions to cash flow estimates	(1,112,771)	3,766,300

Accrued reclamation costs, end of year	$3,195,497	$3,932,966

10.	COPPER PRICE PROTECTION PROGRAM

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consisted of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives did not require the physical delivery of copper cathode and are expected to be net cash settled upon maturity and/or settlement of the contracts. The Company implemented the price protection program by entering into forward sales contracts for 4,560 (10,053,081), 3,600 (7,936,643), and 2,400 (5,291,095) metric tons (pounds) of London Metal Exchange (LME) cash settlement copper for 2009, 2010, and 2011, respectively, at a net forward price of $5,538 ($2.51), $4,841 ($2.20) and $4,413 ($2.00) per metric ton (pound) for the same respective periods. The Company simultaneously entered into long call options for the same quantities of copper at an average exercise price of $8,803 ($3.99), $8,523 ($3.87) and $8,723 ($3.96) for 2009, 2010 and 2011, respectively. The program required no cash margins, collateral or other security from the Company. Prior to April 1, 2010, these derivative contracts were classified as cash flow hedges of the price volatility inherent in the Company’s projected sales of copper. As of December 31, 2011, all of the copper derivative contracts had matured and the outstanding amount due to the settlement of the contracts was record in copper derivatives settlement payable on the consolidated balance sheets.

The Company’s copper forward contracts and call options on copper forward contracts were covered under a master netting agreement with the counterparty, Nedbank, and as such, are netted within the consolidated financial statements and reported as a net liability of $0 and $(8,455,156) as of December 31, 2011 and 2010, respectively.

Under ASC guidance for derivative instruments and hedging activities, prior to maturity, these contracts are carried on the consolidated balance sheets at their estimated fair value. As mentioned above, as of December 31, 2011 all of the copper forward and call option contracts have matured. During the year ended December 31, 2011, the Company recognized realized losses of $9,661,133 from the settlement of copper derivative contracts. However, the estimated fair value of these contracts was $(8,455,156) as of December 31, 2010; and, as such, the net effect on the Company’s consolidated statement of operations for the year ended December 31, 2011 was a loss on derivatives classified as trading securities of $1,205,977. The estimated fair value as of December 31, 2010 included a credit valuation adjustment of $390,638, which was based upon the Company’s estimated credit risk adjustment of 9.06% above the risk free rate, and is reported in loss on derivatives classified as trading securities within the consolidated statement of operations for the year ended December 31, 2010. The credit risk adjustment was based upon the Company’s default interest rate on its debt with Nedbank. Furthermore, given that 100% of the underlying derivatives matured within the year ended December 31, 2011, the estimated fair value is included within current liabilities as of December 31, 2010.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From the period of inception of the derivative contracts through March 31, 2010, these contracts were designated as cash flow hedges with changes to their estimated fair value deferred in AOCI until the related hedged item (copper sales) affected earnings. However, due to the Company’s inability to make the required payments as the copper derivative contracts matured, on April 1, 2010, the Company reclassified the estimated fair value of these contracts of $(13,392,853) from AOCI to unrealized loss on de-designation of cash flow hedges within the consolidated statement of operations. Consequently, commencing on April 1, 2010, these contracts are classified as trading securities with changes in their estimated fair value of $4,937,696 reflected in loss on derivatives classified as trading securities within the consolidated statement of operations for the year ended December 31, 2010. Furthermore, the Company recognized $(7,346,671) of realized losses on the monthly settlements of copper derivatives classified as trading securities during the year ended December 31, 2010.

During the year ended December 31, 2010, the settlements of contracts classified as effective cash flow hedges for 1,984,161 pounds of copper amounted to ($1,886,237), is included in net sales in the consolidated statements of operations. Prior to the de-designation of the cash flow hedges on April 1, 2010, the Company assessed the effectiveness of the related cash flow hedges on a quarterly basis and at each financial reporting date. Accordingly, during the year ended December 31, 2010, the derivatives that were not covered by requisite copper production, due to shortfalls in estimated copper production, were determined to be ineffective cash flows hedges with the resulting fair value being immediately recognized in earnings. The resulting amounts are included in realized gains on derivatives classified as trading securities. A. decrease in estimated fair value of derivatives classified as cash flows hedges in the amounts of ($666,137) was deferred and recorded as accumulated other comprehensive income (loss) during the year ended December 31, 2010. As of December 31, 2010, 100% of the Company’s copper derivatives are classified as trading securities with no remaining derivatives classified as cash-flow hedges.

As noted above, as of December 31, 2011, the Company is in default of the related Copper Hedge Agreement as it failed to make the requisite monthly payments (March 31, 2010 through December 31, 2011 settlements) related to the settlement of the derivative contracts. As of December 31 2011 and 2010, the total amounts owed to Nedbank as a result of these missed payments are $16,106,691 and $7,660,508, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Copper Derivative Instruments

	Balance Sheet
	Location	Fair Value
As of December 31, 2010
Commodity contracts, net	Current liabilities	$8,455,156

11.	INTEREST RATE SWAP CONTRACT

In November 2008, the Company entered into an interest rate swap agreement to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the terms of the interest rate swap contract, the Company receives USD three-month LIBOR and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from the Company. Under the terms of the interest rate swap, settlements began on March 31, 2009 and occur every three months thereafter until the contract expires on September 28, 2012.

Under ASC guidance for derivative instruments and hedging activities, the interest rate swap agreement is carried on the consolidated balance sheets at estimated fair value which was ($54,896) and ($222,770) as of December 31, 2011 and 2010, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in estimated fair value reflected in AOCI. As noted above, the Company continues to be in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period from March 31, 2010 to December 31, 2011. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank Credit Facility, effective July 1, 2010, the Company de-designated 100% of the interest rate swap previously classified as a cash-flow hedge and reclassified the estimated fair value of ($319,542) of the interest rate swap from AOCI to unrealized loss on de-designation of cash flow hedges.

During the years ended December 31, 2011 and 2010, the Company recognized $209,185 and $356,296, respectively, in interest expense in the consolidated statements of operations related to the quarterly settlements under the terms of the interest rate swap. In addition, the Company recognized an unrealized gain of $169,568 and $96,772 related to the changes in estimated fair value of the interest rate swap that occurred during the year ended December 31, 2011 and in 2010 subsequent to the swap being de-designated as a cash flow hedge.

As of December 31, 2011 and 2010 estimated fair value balances include a credit valuation adjustment of $1,694 and $13,827, respectively, which was based upon the Company’s estimated credit risk adjustment of 9.06% above the risk free rate, and is reported in unrealized gain on derivatives classified as trading securities within the consolidated statement of operations for the years ended December 31, 2011 and 2010.

Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of December 31, 2011, the estimated amount of the interest rate swap derivatives that will settle over the next twelve months in accordance with their normal operating terms stated in the contracts is $56,590 ($54,896 after proportionate credit valuation adjustment).

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Interest Rate Swap Derivative Instruments

	Balance Sheet
	Location	Fair Value
As of December 31, 2011
Interest rate swap contracts	Current liabilities	$54,896

As of December 31, 2010
Interest rate swap contracts	Current liabilities	$222,770

12.	ACCOUNTING FOR CASH FLOW HEDGES

In accordance with the requisite disclosure provisions for derivatives and hedging activities, the following represents the results of the Company’s hedging activities for its copper price protection program and its interest rate swap contract for the years ended December 31, 2011 and 2010.

Copper Price Protection Program

Year ended
December 31, 2010
Effective Portion
Net loss deferred in AOCI	$(666,137)
Net loss recognized in copper sales	$(1,886,237)

Ineffective Portion
Unrealized loss on de-designation of copper hedges	$(13,392,853)

Interest Rate Swap Contract

Year ended
December 31, 2010
Effective Portion
Net gain deferred in AOCI	$22,701
Loss recognized in interest expense	$(201,493)

Ineffective Portion
Unrealized loss on de-designation of cash flow hedge	$(319,542)

13.	SALES AGREEMENT

The Company has entered into a long term copper cathode sales agreement effective February 1, 2008, with Red Kite Master Fund Limited ("Red Kite") for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite will accept delivery of the cathode at the Johnson Camp Mine, and pricing will be based on the average monthly COMEX price for high–grade copper. Accordingly, during the years ended December 31, 2011 and 2010, the Company sold approximately and 3,582,142 pounds (1,625 metric tons) and 9,081,475 pounds (4,120 metric tons) of copper cathode, respectively, to Red Kite under the terms of the agreement which represented 100% of the Company’s copper sales. In addition, amounts due from Red Kite comprised 95% and 94% of total accounts receivable as of December 31, 2011 and 2010, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

The components of the provision for income taxes as of December 31, 2011 and 2010 are as follows:

	2011	2010

Current:
Federal	$–	$–
State	–	–
Total current income tax expense	–	–

Deferred:
Federal	–	–
State	–	–
Total deferred income tax expense	–	–

Total	$–	$–

The provision for income taxes reconciles to the amount computed by applying the federal and state statutory rates to income before the provision for income taxes as follows:

	2011	2010

Federal statutory rate	35%	35%
State income taxes, net of federal benefits	5%	5%
Valuation allowance	(40)%	(40)%

Total	–%	–%

Significant components of deferred income taxes as of December 31, 2011 and 2010 are as follows:

	2011	2010

Net operating loss carry forwards	$26,660,000	$27,080,000
Capital loss carry forward	–	3,563,000
Other tax credits	1,040,000	1,310,000
Stock based compensation	807,000	716,000
Accrued payroll expense	51,000	40,000
Losses on derivatives	6,392,000	6,458,000
Inventory	118,000	261,000
Accrued reclamation expense	214,000	66,000
Other	10,000	15,000
Valuation allowance	(34,805,000)	(38,957,000)

Total deferred tax asset	487,000	552,000

Depreciation and amortization	(487,000)	(552,000)

Total deferred tax liability	(487,000)	(552,000)

Net deferred tax asset	$–	$–

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2011 and 2010 as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance in 2011 and prior years to offset the entire deferred tax asset arising from the tax loss carry forward and other temporary differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The net change in the valuation allowance was a decrease of $4,152,000 and a decrease of $693,000 in 2011 and 2010, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax benefits associated with employee exercises of non–qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce income taxes currently payable. However, no benefits were recorded to additional paid–in–capital in 2011 or 2010 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit.

At December 31, 2011, the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $73,400,000 and $21,400,000, respectively. The Company also had a capital loss carry forward of approximately $9,000,000 which expired in 2011. The NOL carry forwards expire in the years 2012 through 2031, and 2012 through 2016, for federal and state purposes, respectively. The Company believes that a change of control in accordance with section 382 of the Internal Revenue Code occurred on or before November 5, 2009, therefore, the Company’s ability to fully utilize its net operating loss carry forward in computing its taxable income will be limited to an annual maximum of the value of the Company just prior to the change in control multiplied by the long term tax exempt rate. This potential limitation has not been accounted for within the deferred income tax asset for net operating loss carry forwards; however, as previously discussed, the Company has applied a 100% valuation allowance against its net deferred tax assets as of December 31, 2011 and 2010, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2008 – 2011 remain open to examination by the Internal Revenue Service of the United States.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) for the Company include net realized and unrealized gains (losses) on cash flow hedges, transfers of effective and ineffective cash flow hedges, and mark–to–market adjustments on cash flow hedges.

The activity in accumulated other comprehensive income (loss) for the
years ended December 31, 2011 and 2010 consists of the following:	2011	2010

Balance, beginning of year	$–	$(13,068,959)
Unrealized losses on cash flow hedges	–	(643,436)
De-designation of copper cash flow hedges	–	13,392,853
De-designation of interest rate swap cash flow hedge	–	319,542
Realized gains (losses) on effective cash flow hedges	–	(2,087,730)
Transfer of realized losses on effective cash flow hedges	–	2,087,730

Balance, end of year	$–	$–

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

In June 2011, the stockholders adopted a resolution approving an amendment to the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000. Accordingly, on August 1, 2011, the Company increased the number of authorized shares of Common Stock from 200,000,000 to 400,000,000.

Common Stock

On November 5, 2009, the Company completed an unregistered brokered private placement of 40 million units (the “Units”) for total gross proceeds to the Company of $12,000,000. In connection with the offering, the Company paid the agents of the offering a commission equal to $600,000, or 5% of the gross proceeds of the offering. After deducting additional offering expenses of $162,191, the Company received net proceeds of $11,237,809. Each Unit, priced at $0.30 per Unit, consists of one common share (each a “Share”) and one common share purchase warrant (each a “Warrant”). Each Warrant entitles the holder to purchase one additional common share of the Company at a price of $0.38 per share until June 5, 2012. The Warrants provide for adjustments in the event of stock dividends, subdivisions, consolidations, and other forms of capital reorganization. As of December 31, 2011, the total 40,000,000 warrants are still outstanding.

There were no stock options exercised during 2011. During 2010, 451,667 stock options were exercised resulting in net proceeds of $40,650.

During 2011 and 2010, the Company issued a total of 82,418 and 621,398 shares, respectively, of common stock to a current board member and the executive officers for payment for services rendered to the Company. The total value of these shares was for the years ended December 31, 2011 and 2010 is $11,538 and $67,590, respectively.

Deferred Stock Units

During the years ended December 31, 2011 and 2010, certain equity–based fees were paid to the Company’s non–executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non–executive directors exercised such rights in respect of the equity–based fees payable to them for 2011 and 2010. Accordingly, during 2011 and 2010, the Company credited a total of 1,004,694 and 987,500 DSUs, respectively, to its non–executive directors, and recognized compensation expense of $105,000 and $117,500, respectively, related to the issuance of these DSUs. During 2011 and 2010, 280,357 and 306,201 DSUs, respectively, were converted into common shares. As of December 31, 2011 and 2010, there were 2,139,240 and 1,414,900 DSUs outstanding, respectively.

Warrants

As of December 31, 2011, there were a total of 55,333,350 warrants, to purchase common shares of the Company at an average exercise price of $0.58 per share; 40,000,000 and 15,333,350 warrants have exercise prices of $.38 and $1.10 per share, respectively. As of December 31, 2010, there were a total of 56,064,830 warrants, to purchase common shares of the Company at an average exercise price of $0.58 per share; 731,480, 40,000,000 and 15,333,350 warrants have exercise prices of $.30, $.38 and $1.10 per share, respectively. As of December 31, 2011, 55,333,350 warrants expire in June 2012.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period which includes the effect of the outstanding deferred stock units. Diluted earnings (loss) per share are calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants outstanding. Total outstanding stock options and warrants to purchase shares of the Company’s common stock were 61,706,635, and 60,616,504 as of December 31, 2011 and 2010, respectively. This includes outstanding promissory notes totaling $100,000 which may convert into 625,000 shares at the option of the note holder. Outstanding options and warrants to purchase shares of common stock for the years ended December 31, 2011 and 2010 are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

The following table includes the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2011 and 2010:

	2011	2010
Numerator:
Net loss available for common stock holders	$(10,316,294)	$(21,205,410)

Denominator:
Basic
Weighted average outstanding shares of common stock	113,608,523	112,149,570
Diluted
Warrants	–	–
Stock options	–	–
Common stock and common stock equivalents	113,608,523	112,149,570

Loss Per Share:
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)

18.	STOCK–BASED COMPENSATION

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Options

There are 5,748,285 stock options outstanding at December 31, 2011, all of which have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2012 to 2017.

During 2011, the Company granted 2,739,243 stock options to employees and recognized $185,202 in compensation expense. During 2010, the Company granted 1,855,000 stock options to employees and directors and recognized $134,422 in compensation expense.

The following table summarizes the annual activity for all stock options for the years ended December 31, 2011 and 2010:

		Weighted Average
	Number of Options	Exercise Price

Options outstanding at January 1, 2010	5,555,675	$.51
Granted	1,855,000.14
Exercised	(451,666)	.09
Cancelled/Expired	(2,407,335)	.39

Options outstanding at December 31, 2010	4,551,674.47
Granted	2,739,243.14
Exercised	–	–
Cancelled/Expired	(1,542,632)	.36

Options outstanding at December 31, 2011	5,748,285	$.34

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of December 31, 2011:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
	Outstanding	in Years	Exercise Price	Intrinsic Value

Total stock options	5,748,285	4.1	$.34	$–
Exercisable stock options	4,221,665	3.9	$.41	$–

The market price of the Company’s common stock on December 31, 2011 was $.07 per share. The weighted average exercise price of the total and exercisable stock options was $.34 and $.41, respectively. Accordingly, there was no intrinsic value of such total stock options and exercisable stock options on December 31, 2011.

The following table summarizes the activity in unvested stock options for the years ended December 31, 2011 and 2010:

		Weighted Average
		Grant Date
	Number of Options	Fair Value

Non–vested options outstanding at December 31, 2009	1,459,998	$.08
Granted	1,855,000.09
Vested	(2,205,238)	.08
Cancelled/Forfeited	(591,255)	.09

Non–vested options outstanding at December 31, 2010	518,505.07
Granted	2,739,243.10
Vested	(1,643,294)	.09
Cancelled/Forfeited	(87,834)	.05

Non-vested options outstanding at December 31, 2011	1,526,620	$.10

The total grant date fair value of options vested during the year ended December 31, 2011 was $152,599. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of December 31, 2011, 1,526,620 stock options remained unvested, resulting in $102,642 in compensation expense to be recognized over the next two and a half years.

The Company uses the Black–Scholes option pricing model to estimate the fair value of stock options granted. Given that the 500,000 stock options granted in the first quarter of 2011 were granted to one employee, the Chief Executive Officer of the Company, and the fact that the stock options vested in full as of the grant date, the Company utilized a 0% forfeiture rate for this stock option grant. The expected forfeiture rate of 8% for the stock options granted in the second quarter of 2011 was based on the Company’s historical forfeiture rate. The options issued in the third quarter were granted to the Chief Executive Officer and vest in three equal installments – the first third vesting upon issuance and the next two thirds vesting on the annual anniversary date of the issuance; due to these facts, the Company utilized a 0% forfeiture rate for this stock option grant. The expected forfeiture rate of approximately 10.5% in 2010 was based on historical employee turnover rates and adjusted for actual forfeitures of stock options due to the furlough of employees that occurred in July 2010 and the resignation of two of the Company’s executive officers. The expected life of the options granted is estimated using the formula set forth in Securities and Exchange Commission SAB No. 107. The risk–free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group. The peer group is comprised of five publicly traded mining companies that have comparable operational and financial characteristics with that of the Company. The calculated historical volatility for each company in the peer group is given a 10% weighting, for a total peer group weighting of 50%. The calculated historical volatility for the Company is given a 50% weighing within the volatility calculation.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values for the stock options granted during 2011and 2010 were estimated at the respective dates of grant using the Black–Scholes option pricing model with the following assumptions:

	2011	2010
Risk–free interest rate	0.3% to 0.9%	0.5% to 1.1%
Expected life	2.5 to 3.3 years	2.6 to 2.7 years
Expected volatility	115% to 126%	105% to 119%
Expected dividend yield	0%	0%

19.	COMMITMENTS AND CONTINGENCIES

Effective June 1, 2006, the Company entered into a lease agreement for office space in Tucson, Arizona. The amount of the lease was $4,000 per month, subject to 3% escalation per annum and rental tax, and has a term of 5 years. Effective June 2011, the Company entered into a 1 year extension on the lease agreement. The following is a schedule of future minimum lease payments at December 31, 2011 under the Company’s operating leases that have initial non–cancelable lease terms in excess of one year:

Years Ending December 31,
2012	22,513

Total	$22,513

Rental expense charged to operations was $74,237 and $82,402 for the years ended December 31, 2011 and 2010, respectively.

401(k) Retirement Plan

Effective March 7, 2008, the Company adopted a 401(k) Plan for all of its employees. Under the 401(k) Plan, when an employee meets certain eligibility requirements, the Company will make non-elective contributions in an amount equal to up to 4% of such employee’s eligible compensation, pursuant to the tax deferral “safe harbor” provided for in section 401(k) of the Internal Revenue Code. The Company recognized $69,491 and $108,767 of contribution expense related to the 401(k) plan during the years ended December 31, 2011 and 2010, respectively.

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

On October 19, 2010, the Company was issued an APP for the Johnson Camp Mine property.

In November 2010, Nord and ADEQ reached an agreement to settle all unresolved issues resulting from previously issued Notice of Violations for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of a drinking water system under a definitive schedule. These improvements which were completed in June 2011 cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions and resolving these matters was formally entered into in February 2011.

In December 2011, Nord has received notification from the Arizona Department of Environmental Quality (ADEQ) that it has granted a significant amendment to the Aquifer Protection Permit (the Permit) previously provided to the Company. Receipt of the Permit is subject to fulfilling certain standard conditions, in particular that Nord makes payments to the ADEQ of all fees for the application review and that the Company submits an updated Financial Assurance Mechanism for an additional $575,000. The Company plans to finance this as part of the funding to build the new leaching pad, if such funding becomes available.

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

During 2011 and 2010, the Company recognized $0 and ($292,351), respectively, related to reversals in the accrued compensation expense associated with the Performance Plan. During the years ended December 31, 2011 and 2010, the Company paid $0 and $124,790, respectively, in regard to this plan. As of December 31, 2011 and 2010, there are not any amounts payable under the Performance Plan.

2010-2011 Bonus Plan

In November 2010, the Company adopted a new bonus plan, or the 2010-2011 Bonus Plan, for the purpose of retaining and providing an incentive to certain key employees involved in the recapitalization of the Company, the construction of the new leach pads, and the restart of mining operations at the Johnson Camp Mine. Should all of these milestones be achieved in accordance with the 2010-2011 Bonus Plan, a total of $550,000 would be paid out to the participants. As of December 31, 2011, no amounts were payable under this Plan.

Royalty Obligations

Arimetco

Copper metal produced from the Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1,000,000. During 2011 and 2010, the Company accrued royalty expense of $71,643 and $181,630, respectively, and made payments thereon of $105,000 and 85,500, respectively. As of December 31, 2011, the Company has incurred and paid a total of $476,154 and $356,980, respectively, under this commitment. Accordingly, the total amount accrued under this obligation as of December 31, 2011 is $119,173 and is included within accounts payable on the consolidated balance sheet.

Royal Gold

During March 2009, the Company sold a 2.5% royalty on the mineral production sold from the existing mineral rights at Johnson Camp to International Royalty Corporation, acting through its subsidiary, IRC Nevada Inc. (currently Royal Gold), for net proceeds of approximately $4,950,000. This amount was recorded on the consolidated balance sheet as deferred revenue and is being amortized to revenue over the life of the mine based on a “units of production method” basis. During 2011 and 2010, the Company recognized $45,948 and 119,696 in related royalty income, accrued $361,069 and $760,359 in royalty expense, and made payments thereon of $195,000 and $148,000, respectively. Accordingly, the total amount accrued under this obligation as of December 31, 2011 and 2010 is $1,161,755 and $995,686, respectively, and is included within accounts payable on the consolidated balance sheets.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2011 and 2010, included in accrued interest on the consolidated balance sheet is $225,793 and $73,528, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

As part of its ongoing business and operations, the Company is required to provide bank letters of credit as financial support for various purposes, including environmental reclamation and other general corporate purposes. As of December 31, 2011 and 2010, there was $686,476 of outstanding letters of credit. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the Company. Certain of these instruments are associated with operating sites with long–lived assets and will remain outstanding until closure.

20.	LITIGATION

Other than as set forth below, as of December 31, 2011, the Company knows of no material, existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. Except as discussed below, the outcome of open unresolved legal proceedings is presently indeterminable. Therefore, except as noted below, any settlement resulting from the resolution of these contingencies will be accounted for in the period of settlement. The Company does not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact its financial position, results of operations or cash flows. Furthermore, it is the Company’s policy to accrue for the legal expenses associated with contingencies as the expenses are incurred.

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

On October 19, 2010, the Company was issued an APP for the Johnson Camp Mine property.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2010, the Company and ADEQ reached an agreement to settle all unresolved issues resulting from the previously issued Notice of Violation for a penalty of $65,000 and the Company’s completion of several monitoring wells and the installation of a drinking water system under a definitive schedule. These improvements were completed in June of 2011 at a cost of approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions and resolving these matters has been finalized and agreed to by the parties, and was formally entered into in February 2011. During the year ended December 31, 2011, the Company made payments totaling $48,750. As of December 31, 2011, the balance due equals $16,250.

In December 2011, the Company received notification from the ADEQ that it has granted a significant amendment to the APP. Receipt of the APP is subject to fulfilling certain standard conditions - in particular that the Company make payments to the ADEQ of all fees for the application review and that the Company submit an updated Financial Assurance Mechanism for an additional $575,000. The Company plans to finance this as part of the funding to build the new leaching pad, if such funding becomes available. Upon its issuance, the revised APP will supersede the APP issued in October 2010.

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

In June 2010, the Company reached a settlement of all claims with Novenco and CTI. Under the settlement agreement, the Company is obligated to pay CTI a total of $25,000, $3,125 upon the execution of the agreement and $3,125 per month for the subsequent seven months. As of December 31, 2011, this liability has been paid in full.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	RELATED PARTY TRANSACTIONS

During 2011 and 2010, the Company incurred $4,500 and $6,000, respectively, for consulting services rendered by Mr. John Cook, a Director of the Company, related to mining plans for the Johnson Camp Mine.

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

The following table presents a summary of the Company’s financial instruments as of December 31, 2011:

	Carrying	Estimated Fair
	Amount	Value

Financial Assets:
Cash and cash equivalents	$118,058	$118,058
Accounts receivable	345,382	345,382
Restricted marketable securities	686,476	686,476
Financial Liabilities:
Derivative instruments	54,896	54,896
Accounts payable	4,163,041	***
Accrued expenses	1,316,074	***
Accrued interest	4,933,337	***
Copper derivatives settlement payable	16,106,691	***
Current maturity of long-term debt	6,190,999	***
Senior long-term debt	23,257,826	***

The carrying amounts for cash and cash equivalents, accounts receivable and restricted marketable securities approximate fair value because of the short maturities of these financial instruments. As noted above, the Company’s derivatives are carried on the consolidated balance sheet at estimated fair value and include a credit risk valuation adjustment of $1,694 which was based upon the Company’s current default rate of interest of 9.06% above LIBOR on its senior long-term debt.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of December 31, 2011 is considered impracticable. In addition, due the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable and long-term debt as of December 31, 2011 is also considered impracticable.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities, accounts receivable, and derivatives. The Company places its cash and marketable securities with high quality financial institutions and limits its credit exposure with any one financial institution. At times, the Company’s bank account balances may exceed federally insured limits. As of December 31, 2011 and 2010, 95% and 94%, respectively, of the Company’s total accounts receivable were from one customer to whom 100% of the Company’s copper production is sold.

The Company had no potential direct loss due to credit risk on its derivative instruments as of December 31, 2011. All other derivatives were in a liability position as of December 31, 2011. The counterparty to the Company’s derivatives, Nedbank, is also the senior leader on the Company’s long term debt, for which substantially all of the Company’s assets are held as collateral. Furthermore, in accordance with the related Credit Agreement, the Company’s default on the derivative contracts triggers a cross default under the Credit Agreement which puts Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. In addition, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations.

The Company neither deposited nor holds any collateral related to its derivative financial instruments. In addition, to date, the Company has not required any of its counterparties or customers to post collateral.

24.	NON–CASH INVESTING AND FINANCING ACTIVITIES

Supplemental Disclosure of Non–cash Investing and Financing Activities as
of December 31, 2011 and 2010:	2011	2010

Mark to market losses from cash flow hedges	$-	$(643,436)
Refinancing of long-term liability with long-term debt	-	849,992
Refinancing of accounts payable with long-term debt	-	7,350,008
Common stock issued in exchange for deferred stock units	2,804	3,062
Capitalization of asset retirement obligation	(1,112,771)	3,766,300
Change in depreciation expense allocated to inventories	(162,794)	(55,394)
Change in depreciation expense allocated to stockpiles and ore on leach pads	(274,519)	(135,332)
Change in property and equipment financed by accounts payable	(208,061)	(762,830)
Reclassification of amounts paid on accrued interest to copper derivatives settlement payable	829,768	-
Common stock issued for settlement of accounts payable	11,538	-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 28, 2012

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Executive Officer)
Chief Executive and Chief Financial Officer
Date: March 28, 2012

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 28, 2012

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: March 28, 2012

By:	/s/ Douglas P. Hamilton
Douglas P. Hamilton
Director
Date: March 28, 2012