Form 10-Q
period 2012-03-31
NORD RESOURCES CORP
filed 2012-05-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
112,488,604 shares of common stock as of March 31, 2012.

i

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2012

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to restructure our existing secured credit facility, the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2011, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation and its wholly-owned subsidiary Cochise Aggregates and Materials, Inc. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the interim condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2011. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2011.

iii

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$-	$118,058
Accounts receivable	212,810	345,382
Inventories	3,251,506	3,763,892
Prepaid expenses and other assets	149,146	159,986

Total Current Assets	3,613,462	4,387,318

Property and Equipment, at cost:
Property and equipment	50,597,099	50,518,198
Less accumulated depreciation, depletion and amortization	(6,444,488)	(6,313,728)

Net Property and Equipment	44,152,611	44,204,470

Other Assets:
Deposits	146,079	146,079
Restricted marketable securities	686,476	686,476
Debt issuance costs, net of accumulated amortization	282,192	368,684
Stockpiles and ore on leach pads	5,934,083	6,347,012

Total Other Assets	7,048,830	7,548,251

Total Assets	$54,814,903	$56,140,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Continued)

	March 31,	December 31,
	2012	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,389,063	$4,163,041
Accrued expenses	1,413,503	1,316,074
Accrued interest	5,686,544	4,933,337
Copper derivatives settlement payable	16,106,691	16,106,691
Current maturity of long-term debt	6,185,999	6,190,999
Current maturities of senior long-term debt	23,257,826	21,481,183
Current maturities of derivative contracts, at fair value	26,215	54,896
Senior long-term debt accelerated due to default	-	1,776,643
Other current liabilities	152,652	147,634

Total Current Liabilities	57,218,493	56,170,498

Long-Term Liabilities:
Deferred revenue, less current portion	4,638,649	4,646,868
Accrued reclamation costs	3,294,736	3,195,497
Other long-term liabilities	6,135	14,635

Total Long-Term Liabilities	7,939,520	7,857,000

Total Liabilities	65,158,013	64,027,498

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 400,000,000 shares authorized, 112,488,604 and 112,177,627 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,124,887	1,121,777
Additional paid–in–capital	122,182,373	122,133,246
Accumulated deficit	(133,650,370)	(131,142,482)

Total Stockholders’ Deficit	(10,343,110)	(7,887,459)

Total Liabilities and Stockholders’ Deficit	$54,814,903	$56,140,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

Net sales	$2,378,014	$4,753,344

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	3,368,426	4,382,805
General and administrative expenses (includes stock based compensation of $52,237 and $82,199, respectively)	398,962	517,833
Depreciation, depletion and amortization	212,271	259,304

Loss from operations	(1,601,645)	(406,598)

Other income (expense):
Interest expense	(950,356)	(889,208)
Gains (losses) on derivatives classified as trading securities	28,681	(1,004,678)
Miscellaneous income	15,432	23,104

Total other income (expense)	(906,243)	(1,870,782)

Loss before income taxes	(2,507,888)	(2,277,380)

Provision for income taxes	-	-

Net loss	$(2,507,888)	$(2,277,380)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	114,320,260	113,310,388
Basic and diluted loss per share of common stock	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance at December 31, 2011	112,177,627	$1,121,777	$122,133,246	$(131,142,482)	$(7,887,459)
Net loss	-	-	-	(2,507,888)	(2,507,888)
Compensation expense from issuance of stock options	-	-	25,987	-	25,987
Common stock issued for deferred stock units	310,977	3,110	(3,110)	-	-
Compensation expense from issuance of deferred stock units	-	-	26,250	-	26,250

Balance at March 31, 2012	112,488,604	$1,124,887	$122,182,373	$(133,650,370)	$(10,343,110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(2,507,888)	$(2,277,380)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion and amortization	212,271	259,304
Accretion expense on accrued reclamation costs	99,239	114,784
Amortization of debt issuance costs	86,492	86,493
Issuance of stock options for services rendered	25,987	55,949
Issuance of deferred stock units for services rendered	26,250	26,250
Unrealized gain on derivatives classified as trading securities	(28,681)	(1,538,242)
Changes in assets and liabilities:
Accounts receivable	132,572	419,389
Inventories, stockpiles and ore on leach pads	843,804	1,222,659
Prepaid expenses and other assets	10,840	(53,876)
Accounts payable	161,844	19,049
Accrued expenses	97,429	32,013
Accrued interest	753,207	276,027
Copper derivatives settlement payable	-	2,157,739
Deferred revenue	(8,230)	(14,283)
Other liabilities	(8,500)	(8,631)
Net Cash Flows from Operating Activities	(103,364)	777,244

Cash Flows From Investing Activities:
Capital expenditures	(14,723)	(303,568)
Net Cash Flows from Investing Activities	(14,723)	(303,568)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(5,000)	(151,068)
Borrowings (principal payments) on capital lease	5,029	(4,201)
Net Cash Flows from Financing Activities	29	(155,269)

Net Increase (Decrease) in Cash and Cash Equivalents	(118,058)	318,407

Cash and Cash Equivalents at Beginning of Period	118,058	1,120,023

Cash and Cash Equivalents at End of Period	$-	$1,438,430

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$94,029	$503,120
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)
(Continued)

	2012	2011

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued in exchange for deferred stock units	$3,110	$2,804
Common stock issued for settlement of accounts payable	-	11,538
Change in property and equipment financed by accounts payable	64,178	37,711
Change in depreciation allocated to inventory	(81,511)	(129,213)
Change in estimate of cash flows for asset retirement obligation	-	(1,403,363)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.          FINANCIAL STATEMENTS

Nord Resources Corporation and Subsidiary (the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. In July 2007, the Company commenced the reactivation of the Johnson Camp Mine. The Company commenced copper cathode production from leaching existing old dumps in January 2008 and commenced mining of new ore upon completion of the reactivation work in January 2009. The Company achieved commercial copper cathode production from newly-mined ore on April 1, 2009 following substantial completion of the testing and development phase. In July 2010, the Company suspended the mining and crushing of new ore and implemented an action plan aimed at improving operating efficiencies. The current production of copper is the result of leaching copper previously placed on the heaps.

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2012. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Going Concern

Nedbank, the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments that were due between March 31, 2010 and March 31, 2012 under the Company’s $25,000,000 secured term-loan credit facility. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010. The full amount of the outstanding principal and accrued and unpaid interest is included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. As of the date of these condensed consolidated financial statements, Nedbank has not exercised its rights under the Credit

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Agreement to provide notification of the Company’s default condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely monthly settlement payments beginning in March of 2010 through December 31, 2011 under the copper hedge agreement. As of March 31, 2012, the amount due to Nedbank Capital related to these settlements is $16,106,691 and is included in current liabilities within the copper derivatives settlement payable line item.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the quarter ended March 31, 2011, the Company revised the cost estimates to reclaim the Johnson Camp Mine at the end of the mine’s life to approximately $9,100,000 (based upon 2011 dollars), thus decreasing the asset retirement obligation and related accrued reclamation liability by $1,403,363. The changes made were based on results of an independent third party and have a material impact on the current and/or future consolidated financial statements as of March 31, 2011. However, this estimate was subsequently revised during the quarter ended June 30, 2011, based upon the results of independent third party estimates commissioned, to approximately $10,100,000 (based upon 2011 dollars), thus increasing the asset retirement obligation and related accrued reclamation liability by $290,592. The net effect of these estimate revisions was to decrease the asset retirement obligation and related accrued reclamation liability by $1,112,771.

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

3.          ADOPTION OF RECENTLY ISSUED ACCOUNTING GUIDANCE

There were no material changes to the Company’s significant accounting policies disclosed in Note 2 to the Company’s Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012.

4.          INVENTORY

Inventory is as follows:

	March 31,	December 31,
	2012	2011
Current Assets:	(unaudited)
Copper in process	$2,712,657	$3,170,759
Finished goods	54,095	37,361
Material and supplies	484,754	555,772
	3,251,506	3,763,892
Long-Term Assets:
Stockpiles and ore on leach pads	5,934,083	6,347,012
Total Inventory	$9,185,589	$10,110,904

The Company’s inventories are carried at the lower of average cost or net realizable value. Copper in process and finished goods inventories are valued using the average cost of production and include all costs of purchase, conversion costs (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

considers only those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Costs incurred in excess of this standard are expensed as incurred as abnormal costs which are included in costs applicable to sales within the condensed consolidated statement of operations. Accordingly, during the three month periods ended March 31, 2012 and 2011, the Company expensed $2,461,415 and $2,874,185, respectively, of abnormal production costs due to the underutilization of plant capacity.

The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads.

5.          PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)
Land	$87,114	$87,114
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	2,708,870	2,708,870
Mining and other equipment	43,420,383	43,341,482
Total	50,597,099	50,518,198

Accumulated depreciation, depletion and amortization	(6,444,488)	(6,313,728)
Net property and equipment	$44,152,611	$44,204,470

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $212,271 and $259,304 for the three month periods ended March 31, 2012 and 2011, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of March 31, 2012 and December 31, 2011, $842,112 and $923,129, respectively, of DD&A costs were included in copper inventories.

6.          LONG-TERM DEBT

Long–term debt consists of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)
Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(23,257,826)	(21,481,183)
Less long-term portion of senior facility accelerated due to default	–	(1,776,643)

Total long-term debt	$–	$–

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Senior Project Financing Facility

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due between March 31, 2010 and March 31, 2012, respectively, and interest payments during the same period totaling $5,305,849 to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. The Company is in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 is included in the Company’s current liabilities. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.53% at March 31, 2012). Accrued interest related to the Credit Agreement was $5,305,849 and $4,621,153 as of March 31, 2012 and December 31, 2011, respectively, and is included within accrued interest on the consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated credit agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of March 31, 2012.

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

In accordance with the Credit Agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and January 6, 2012 under the terms of its Copper Hedge Agreement. As of March 31, 2012 and December 31, 2011, the total amount due to Nedbank under the Copper Hedge Agreement was $16,106,691, and is included in copper derivatives settlement payable within the consolidated balance sheets.

Note Payable with Mining Contractor

On July 29, 2010, the Company reached an agreement with Fisher Sand & Gravel Company (“Fisher”) to convert $8,200,000 of unsecured trade payables, including a former note in the amount of $850,000 and $110,500 of accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum.

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

During the quarters ended March 31, 2012 and 2011, the Company made principal payments on the Note totaling $5,000 and $151,068, respectively. During the quarters ended March 31, 2012 and 2011, interest payments of $94,029 and $88,358, respectively, were made in accordance with the Agreement. As of March 31, 2012, the total principal balance on the Note of $6,185,999 is included in current liabilities. There was no accrued interest related to the Note as of March 31, 2012, respectively.

7.          DEFERRED REVENUE

On March 31, 2009, the Company sold to Royal Gold (formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are expensed in the period incurred. During the three month periods ended March 31, 2012 and 2011, the Company recognized $8,250 and $14,283, respectively, in revenue and recorded $59,245 and $118,477, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. Total deferred revenue is $4,676,810 and $4,685,060 as of March 31, 2012 and December 31, 2011, respectively. Deferred revenue of $38,161 is expected to be amortized to revenue over the next twelve months. As of March 31, 2012 and December 31, 2011, the total amount owed by the Company under the terms of the royalty agreement was $1,206,000 and $1,161,755, respectively, and is included in accounts payable on the condensed consolidated balance sheets. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $257,447 and $225,793 of interest as of March 31, 2012 and December 31, 2011, respectively, which is included within accrued interest on the condensed consolidated balance sheets.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

To calculate the estimated fair value of this obligation, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% at April 1, 2011. The estimated remaining life of the Johnson Camp Mine as of March 31, 2012 is approximately twelve years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023 – 2024. As 100% of the cash flows are projected to occur in 2023-2024, 100% of the accrued reclamation costs are classified as long-term within the condensed consolidated balance sheets. A reconciliation of the beginning and ending carrying amounts of the Company’s asset retirement obligation for the three months ended March 31, 2012 and year ended December 31, 2011, respectively, are as follows:

	March 31,	December 31,
	2012	2011
	(unaudited)
Accrued reclamation costs, beginning of period	$3,195,497	$3,932,966
Accretion expense	99,239	375,302
Revisions to cash flow estimates	–	(1,112,771)

Accrued reclamation costs, end of period	$3,294,736	$3,195,497

9.          DERIVATIVE INSTRUMENTS

Copper Price Protection Program

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consisted of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives did not require the physical delivery of copper cathode and were expected to be net cash settled upon maturity and/or settlement of the contracts based upon the average daily London Metal Exchange (LME) cash settlement copper price for the month of settlement. As of December 31, 2011, all of the copper derivative contracts had matured and the outstanding amount due to the settlement of the contracts was recorded in copper derivatives settlement payable on the consolidated balance sheets.

Prior to maturity, these contracts were carried on the consolidated balance sheets at their estimated fair value. As mentioned above, as of December 31, 2011, all of the copper forward and call option contracts have matured.

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

As noted above, as of March 31, 2012, the Company is in default of the related Copper Hedge Agreement as it failed to make the requisite monthly payments (March 31, 2010 through December 31, 2011 settlements) related to the settlement of the derivative contracts. As of March 31, 2012 and December 31 2011, the total amounts owed to Nedbank as a result of these missed payments are $16,106,691.

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

This interest rate swap agreement is carried on the condensed consolidated balance sheets at fair value which was estimated at ($26,215) and ($54,896) as of March 31, 2012 and December 31, 2011, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in fair value reflected in accumulated other comprehensive income (loss). As noted above, the Company continues to be in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period from March 31, 2010 to March 31, 2012. Accordingly, given that the Company is not performing under the terms of the underlying Nedbank Credit Facility, effective July 1, 2010, the Company de-designated 100% of the interest rate swap previously classified as a cash-flow hedge and reclassified the estimated fair value of the interest rate swap from accumulated other comprehensive income (loss) to other income (expense), recognizing an unrealized loss for the amount.

During the three month periods ended March 31, 2012 and 2011, the Company recognized $24,893 and $65,767, respectively, in interest expense related to the quarterly settlements of the interest rate swap. During the three month periods ended March 31, 2012 and 2011, the Company recognized an unrealized gain of $28,681 and $51,698, respectively, related to changes in the estimated fair value of the interest rate swap.

As of March 31, 2012, the estimated fair value of the interest rate swap includes a counterparty credit valuation adjustment of $668 which is reported in losses on derivatives classified as trading securities within the condensed consolidated statement of operations for the three month period ended March 31, 2012.

Although this estimate is subject to changes in the forward interest rate curve for LIBOR, as of March 31, 2012, the estimated amount of the interest rate swap derivatives that will settle over the next twelve months in accordance with their normal operating terms stated in the contracts is $22,456 ($21,788 after proportionate counterparty credit valuation adjustment).

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

The following table sets forth the Company’s financial assets and liabilities within the condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011 measured on a recurring basis at fair value by level within the fair value hierarchy. As required by ASC guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2012 (Unaudited)	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative contract – interest rate swap contract	$(26,215)	–	$(26,215)	–

December 31, 2011	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative contract – interest rate swap contract	$(54,896)	–	$(54,896)	–

The Company’s interest rate swap contracts are valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives generally trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

As of March 31, 2012 and December 31, 2011, the estimated fair values for the Company’s interest rate swap liabilities include a counterparty credit valuation adjustment of $668 and $1,694, respectively, which are based upon the Company’s estimated credit risk adjustment of 9.06% above LIBOR.

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

There are 5,735,535 stock options outstanding at March 31, 2012 issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2012 to 2017. The Company granted 0 and 500,000 stock options during the three month periods ended March 31, 2012 and 2011, respectively. During the three month periods ended March 31, 2012 and 2011, the Company recognized $25,987 and $55,949, respectively, in compensation expense related to employee stock options that vest over time. As summarized in the following tables, during the three month period ended March 31, 2012, there were no stock options granted nor exercised and 12,750 were cancelled or forfeited.

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended March 31, 2012
Options outstanding at December 31, 2011	5,748,285	$.34
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(12,750)	.16

Options outstanding at March 31, 2012	5,735,535	$.34

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of March 31, 2012:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	5,735,535	3.6	$.34	$6,383
Exercisable stock options	4,218,290	3.6	$.41	$6,383

The closing price of the Company’s common stock on the OTC Pink Sheets Market on March 31, 2012 was $0.10 per share. Accordingly, the intrinsic value of both the total stock options and exercisable stock options as of March 31, 2012, was $6,383.

The following table summarizes the unvested stock options outstanding as of March 31, 2012:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended March 31, 2012
Unvested options outstanding at December 31, 2011	1,526.620	$.10
Granted	–	–
Vested	–	–
Cancelled/Forfeited	(9,375)	.16

Unvested Options outstanding at March 31, 2012	1,517,245	$.10

No options vested during the three month period ended March 31, 2012. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of March 31, 2012, 1,517,245 stock options remain unvested, which will result in $76,655 in compensation expense to be recognized during the next nine quarters.

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

Deferred Stock Units

During the three months ended March 31, 2012, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three months ended March 31, 2012. Accordingly, during that period, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 117,647 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee, received 95,588 deferred stock units; and Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 95,588 deferred stock units. During the three months ended March 31, 2012, the Company recognized total expense of $26,250 related to the issuance of the total 308,823 deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. During the three months ended March 31, 2012, 310,977 deferred stock units were converted into shares of the Company’s common stock. As of March 31, 2012, there were 2,137,086 deferred stock units outstanding.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2011, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 64,517 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee, received 52,419 deferred stock units; and Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 52,419 deferred stock units. During the three months ended March 31, 2011, the Company recognized total expense of $26,250 related to the issuance of the total 169,355 deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan. During the three months ended March 31, 2011, 280,357 deferred stock units were converted into shares of the Company’s common stock. As of March 31, 2011, there were 1,303,898 deferred stock units outstanding.

12.        BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 61,693,885 and 59,676,683 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants, and other dilutive securities would be anti-dilutive.

Components of basic and diluted earnings per share were as follows:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(2,507,888)	$(2,277,380)

Weighted average basic outstanding shares of common stock	114,320,260	113,310,388
Dilutive effect of warrants and stock options	–	–
Weighted average diluted outstanding shares of common stock	114,320,260	113,310,388
Earnings (loss) per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

13.        CONCENTRATIONS

The Company currently sells 100% of its copper cathode production to Red Kite Explorer Fund Limited under a definitive purchase and sale agreement dated February 2, 2008 with Red Kite, a large, well-capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

14.        COMMITMENTS AND CONTINGENCIES

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in the Company’s annual report on Form 10–K for the year ended December 31, 2011, the Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation in respect of the Company’s Aquifer Protection Permit for a penalty of $65,000 and the Company’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements were completed by June of 2011 at an estimated cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order issued on September 7, 2002. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was finalized in April 2011. During the three month period ending March 31, 2012, the Company did not make any payments on this liability. As of March 31, 2012, the remaining balance due to ADEQ is $16,250.

Complaint by Former Employee

The Company received notice of complaints filed with the U.S. Department of Labor and the Office of the Attorney General of the State of Arizona alleging discriminatory employment practices by the Company against a former employee in violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A and the Arizona Civil Rights. As previously disclosed in its annual report on Form 10–K for the year ended December 31, 2011, in January 2011, the Company received notification that the Office of the Attorney General of the State of Arizona has dismissed the Charge of Discrimination finding that there was no evidence to establish a violation of the Arizona civil rights statute and that further investigation is not likely to produce any such evidence.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The complaint filed with the U.S. Department of Labor remains outstanding. The Company intends to vigorously defend itself and does not believe that it will be held liable for these claims. The Company also believes that if the former employee is successful, the resulting award of damages (net of insurance reimbursement) against the Company, if any, will not be material to the financial condition of the Company.

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

The following table presents a summary of the Company’s financial instruments as of March 31, 2012:

	Carrying		Estimated Fair
	Amount		Value
	(unaudited)		(unaudited)

Financial Assets:
Restricted marketable securities	$686,476		$686,476
Accounts receivable	212,810		212,810
Financial Liabilities:
Accounts payable	$4,389,063	$	***
Accrued expenses	1,413,503		***
Accrued interest	5,686,544		***
Copper derivatives settlement payable	16,106,691		***
Current maturity of long-term debt	6,185,999		***
Senior long–term debt	23,257,826		***
Derivative contracts	26,215		26,215

The carrying amounts for cash and cash equivalents, restricted marketable securities and accounts receivable approximate fair value because of the short maturities of these financial instruments. As noted above, the Company’s derivatives are carried on the condensed consolidated balance sheet at estimated fair value. As of March 31, 2012, the fair value of the derivatives includes an aggregate counterparty credit valuation adjustment of $668.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of March 31, 2012 is considered impracticable. In addition, due to the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, as of March 31, 2012, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable and long-term debt is also considered impracticable.

Item 2.        Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three month periods ended March 31, 2012 and 2011 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three month periods ended March 31, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those included in our annual report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors”.

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

Nedbank and Nedbank Capital have not exercised their respective rights to note us in default. However, our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under the Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our note payable to Fisher Industries, raise approximately $20 million dollars in additional capital, and on our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flows from operations, all of which is uncertain.

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

Default Under Secured Credit Agreement with Nedbank

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. Due to our cash flow constraints, we have been unable to make the quarterly payments of principal due on and after March 31 2010, each in the amount of $1,790,099, and the related interest payments. As of March 31, 2012, our quarterly payments in arrears totaled $14,320,792, and unpaid interest thereon totaled $4,621,153.

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

Default Under Copper Derivatives Agreements with Nedbank Capital

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through December 31, 2011 in the aggregate amount of $16,106,691 due under the copper derivatives agreements between the parties. As of March 31, 2012, 100% of the related copper derivatives have matured. Interest rate swap derivative contracts with an estimated fair value of ($26,215) are scheduled to mature during the next twelve months.

Conversion of Fisher Sand & Gravel Company Payables to Two-Year Note

In July 2010, we reached an agreement with Fisher Industries to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Since the outstanding principal under our promissory note to Fisher Industries is due and payable on July 31, 2012, the entire balance remaining unpaid to Fisher Industries under the note has been classified as a current liability. As of March 31, 2012, current maturities of long-term debt in the amount of $6,185,999 are reflected in the consolidated balance sheet.

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

Financial Advisory and Consulting Services Agreements with FTI Consulting Inc. and Olympus Securities LLC

In June 2010, the Company engaged FTI Consulting, Inc. (“FTI”), to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 5.0% of the capital raised for the Company during the twelve month period ending May 31, 2012 as well as certain amounts payable should other specified transactions occur. As of March 31, 2011, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher Industries in July 2010. No other success fees have been paid under the terms of the Agreement.

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

Results of Operations – Three Month Periods Ended March 31, 2012 and 2011

The following table sets forth our operating results for the three month period ended March 31, 2012 as compared with our operating results for the three month period ended March 31, 2011.

	Three Months Ended
			Change
	March 31	March 31,	Increase/
	2012	2011	(Decrease)
	(unaudited)	(unaudited)	(unaudited)

Net sales	$2,378,014	$4,753,344	$(2,375,330)

Costs applicable to sales	3,368,426	4,382,805	(1,014,379)
General and administrative expenses	398,962	517,833	(118,871)
Depreciation, depletion and amortization	212,271	259,304	(47,033)

Loss from operations	(1,601,645)	(406,598)	(1,195,047)

Other income (expense):
Interest expense	(950,356)	(889,208)	(61,148)
Gains (losses) on derivatives classified as trading securities	28,681	(1,004,678)	1,033,359
Miscellaneous income (expense), net	15,432	23,104	(7,672)

Total other income (expense)	(906,243)	(1,870,782)	964,539

Loss before income taxes	(2,507,888)	(2,277,380)	(230,508)

Provision for income taxes	-	-	-

Net loss	$(2,507,888)	$(2,277,380)	$(230,508)

Revenue

We commenced production of nominal amounts of copper from newly-mined ore during the testing and development phase of the mine in February and March 2009. We entered the production stage as we achieved commercial copper cathode production from newly-mined ore on April 1, 2009. Due to continued copper recovery issues with the existing leach pads combined with a reduction in the amount of mining activity stemming from inadequate capital, we were unable to become cash flow positive in the second quarter of 2010 as anticipated. As a result, on July 2, 2010, we suspended the mining and crushing of new ore operations to increase cash flow with the goal of building a new leach pad. All other operations, including leaching, SX-EW and copper production, are continuing. However, as noted above, we expect that the production level will continue to steadily decline until the resumption of mining and crushing operations.

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

We recorded revenues of $2,378,014 (including $8,250 in amortization of deferred revenue) from the sale of 624,372 pounds of copper cathode for the three months ended March 31, 2012 and revenues of $4,753,344 (including $14,283 in amortization of deferred revenue) from the sale of 1,083,618 pounds of copper cathode for the three months ended March 31, 2011. The average realized price of copper sold during the three month periods ended March 31, 2012 and 2011 was $3.81 and $4.39 per pound, respectively.

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

For the three months ended March 31, 2012, we incurred $3,368,426 of costs applicable to sales (including $2,461,415 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. The average cost per pound of copper sold during the quarter ended March 31, 2011 was $5.39 per pound. The average cost per pound of copper sold excluding abnormal production costs was $1.45 per pound.

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

General and Administrative Expenses

Our general and administrative expenses decreased to $398,962 for the three months ended March 31, 2012, compared to $517,833 for the three months ended March 31, 2011. The decrease was primarily due to a $52,421 reduction in professional fees and a $45,339 decrease in employee compensation expense mainly related to reductions in salaries and wages and a reduction in compensation expense related to employee stock options that vest over time.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses decreased by ($47,033) for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease was primarily due to the decrease in the amount of copper produced in comparison to the same period in the prior year.

Other Income (Expense)

The decrease in other income (expense) of ($964,539) for the three months ended March 31, 2012 in comparison to the same period in the prior year was primarily due to a decrease in gains (losses) on derivatives classified as trading securities to $28,681 in the current period as compared to the same period in 2011 of ($1,004,678) and a $61,148 increase in the amount of interest accrued.

Net Loss

The Company incurred a net loss of ($2,507,888) for the three months ended March 31, 2012 as compared to a net loss of ($2,277,380) for the three months ended March 31, 2011. The increase in net loss of $230,508 between these periods is primarily related to the decrease in revenues from lower copper production of ($2,375,330), which was offset mainly by a decrease in cost of sales of $1,014,379 and the decrease of losses on derivatives classified as trading securities of $1,033,359.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of March 31, 2012 and December 31, 2011:

		As of		As of
		March 31, 2012		December 31, 2011
		(Unaudited)
Cash reserves	$	– (1)		$118,054	(1)

Working capital surplus (deficiency)		$(53,605,031	)(2)	$(51,783,180	)(3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.

(2)

Includes $26,215 in current maturities of derivative contracts, $23,257,826 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable and $6,185,999 current portion of long-term debt.

(3)

Includes $54,896 in current maturities of derivative contracts, $21,481,183 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable and $1,776,643 of senior long-term debt that was classified as current liabilities due to our Company defaulting on the related agreements.

Cash Flows from Operating Activities

Our cash flows from operating activities during the three months ended March 31, 2012 were $(103,364) as compared to $777,244 during the same period in 2011. The decrease in cash flows from operating activities of ($880,608) is primarily due to a decline in revenues to $2,378,014 from $4,753,344 during the three month periods ended March 31, 2012 and 2011. This was a mainly a result of a decrease in production of 459,246 pounds of copper for a decline of $1,749,727 at $3.81 per pound and a decrease in the average realized price of copper sold by $0.58 per pound for a decline of $362,136 on 624,372 pounds of copper produced.

Cash Flows from Investing Activities

Our cash flows from investing activities during the three months ended March 31, 2012 and 2011 were ($14,723) and ($303,568), respectively, which represents the purchase of capitalized equipment and engineering services used in the Johnson Camp Mine operation.

Cash Flows from Financing Activities

Our cash flows from financing activities during the three months ended March 31, 2012 were $29 compared to ($155,269) for the same period in 2011. The decrease in cash flows used by financing activities of is primarily due to non-payment of principal payments to conserve cash in the three months ended March 31, 2012 on the Fisher Promissory Note as compared to the same period in 2011.

Accounting Developments

There were no material changes to the Company’s significant accounting policies disclosed in Note 2 to the Company’s Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012.

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

As a smaller reporting company, we are not required to provide any information under this item.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2011, our Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation in respect of our Company’s Aquifer Protection Permit for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements were completed by June of 2011 at an estimated cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order issued on September 7, 2002. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was finalized in April 2011. During the three month period ending March 31, 2012, our Company did not make any payments on this liability. As of March 31, 2012, the remaining balance due to ADEQ is $16,250.

Complaint by Former Employee

Our Company received notice of complaints filed with the U.S. Department of Labor and the Office of the Attorney General of the State of Arizona alleging discriminatory employment practices by our Company against a former employee in violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A and the Arizona Civil Rights. As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2011, in January 2011, we received notification that the Office of the Attorney General of the State of Arizona has dismissed the Charge of Discrimination finding that there was no evidence to establish a violation of the Arizona civil rights statute and that further investigation is not likely to produce any such evidence.

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

Item 1A.     Risk Factors

As a smaller reporting company, we are not required to provide any information under this item.

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

Item 3.        Defaults upon Senior Securities

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled quarterly principal and interest payments that were due between March 31, 2010 and March 31, 2012 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the Amended and Restated Credit Agreement with Nedbank dated March 31, 2009.

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

Nedbank Capital has also declined to extend the forbearance agreement regarding our Company’s failure to make the monthly payments due between April 6, 2010 and January 5, 2012 under the Copper Hedge Agreement between the parties. Accordingly, although Nedbank Capital has not served our Company with a formal notice of default, we are in default under the Copper Hedge Agreement.

Item 4.        Mine Safety Disclosures

We are required to disclose in this report certain information about the Company’s U.S. mining operations, including the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 by the U.S. Labor Department’s Mine Safety and Health Administration. Information concerning such safety information related to our Company’s U.S. mining operations or other regulatory matters required to be disclosed for the quarter ended March 31, 2012 is included as Exhibit 95.1 to this quarterly report on Form 10-Q and incorporated by reference herein.

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

10.9	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc. (10)

10.10	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010 (10)

10.11	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(11)

10.12	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(12)

10.13	Settlement Agreement among Nord Resources Corporation, Fisher Sand & Gravel Co. and F5 Equipment Inc. dated July 28, 2010(14)

10.14	Promissory Note of Nord Resources Corporation dated July 28, 2010 and payable to Fisher Sand & Gravel Co. in the principal sum of $8,200,000(14)

10.15	Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011(15)

Subsidiaries of the Issuer

21.1	Subsidiaries of the Issuer: Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(16)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(16)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16)

Mine Safety Disclosure Exhibit

95.1	Mine Safety Disclosure(16)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008 (6)

99.3	Nord Resources Corporation 2010-2011 Bonus Plan (13)

Data Files

101.INS	XBRL Instance File(16)

101.SCH	XBRL Schema File(16)

101.CAL	XBRL Calculation File(16)

101.DEF	XBRL Definition File(16)

101.LAB	XBRL Label File(16)

101.PRE	XBRL Presentation File(16)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(6)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2007, filed with the SEC on August 14, 2007.

(7)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(8)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(9)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(10)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(11)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(12)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(13)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

(14)	Incorporated by reference from our current report on Form 8-K dated July 29, 2010 and filed with the SEC on July 29, 2010.

(15)	Incorporated by reference from our amended current report on Form 8-K/A dated November 30, 2010 and filed with the SEC on January 25, 2010.

(16)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

May 14, 2012

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Chief Executive Officer and Chief Financial Officer