Form 10-Q
period 2012-06-30
NORD RESOURCES CORP
filed 2012-08-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
112,488,604 shares of common stock as of June 30, 2012.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2012

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

It is the opinion of management that the interim condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2011. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2011.

- ii -

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,052	$118,058
Accounts receivable	168,092	345,382
Inventories	2,979,081	3,763,892
Prepaid expenses and other assets	135,698	159,986

Total Current Assets	3,286,923	4,387,318

Property and Equipment, at cost:
Property and equipment	50,543,530	50,518,198
Less accumulated depreciation, depletion and amortization	(6,519,664)	(6,313,728)

Net Property and Equipment	44,023,866	44,204,470

Other Assets:
Deposits	146,079	146,079
Restricted marketable securities	686,476	686,476
Debt issuance costs, net of accumulated amortization	195,699	368,684
Stockpiles and ore on leach pads	5,388,734	6,347,012

Total Other Assets	6,416,988	7,548,251

Total Assets	$53,727,777	$56,140,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Continued)

	June 30,	December
	2012	31, 2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,608,589	$4,163,041
Accrued expenses	1,585,449	1,316,074
Accrued interest	6,487,252	4,933,337
Copper derivatives settlement payable	16,106,691	16,106,691
Current maturity of long-term debt	6,183,499	6,190,999
Current maturities of senior long-term debt	23,257,826	21,481,183
Current maturities of derivative contracts, at fair value	8,509	54,896
Senior long-term debt accelerated due to default	–	1,776,643
Other current liabilities	142,498	147,634

Total Current Liabilities	58,380,313	56,170,498

Long-Term Liabilities:
Deferred revenue, less current portion	4,637,252	4,646,868
Accrued reclamation costs	3,395,078	3,195,497
Other long-term liabilities	6,135	14,635

Total Long-Term Liabilities	8,038,465	7,857,000

Total Liabilities	66,418,778	64,027,498

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 400,000,000 shares authorized, 112,488,604 and 112,177,627 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,124,887	1,121,777
Additional paid–in–capital	122,232,158	122,133,246
Accumulated deficit	(136,048,046)	(131,142,482)

Total Stockholders’ Deficit	(12,691,001)	(7,887,459)

Total Liabilities and Stockholders’ Deficit	$53,727,777	$56,140,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011
Net sales	$4,394,409	$8,140,174
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	6,317,725	8,661,845
General and administrative expenses (includes stock based compensation of $102,022 and $156,195, respectively)	765,948	1,194,456
Depreciation, depletion and amortization	408,336	489,987
Loss from operations	(3,097,600)	(2,206,114)
Other income (expense):
Interest expense	(1,913,824)	(1,809,486)
Gains (losses) on derivatives classified as trading securities	46,387	(1,391,209)
Miscellaneous income	59,473	56,011
Total other expense	(1,807,964)	(3,144,684)
Loss before income taxes	(4,905,564)	(5,350,798)
Provision for income taxes	–	–
Net loss	$(4,905,564)	$(5,350,798)
Net loss per basic and diluted share of common stock:
Weighted average number of basic and diluted common shares outstanding	114,475,722	113,397,048
Basic and diluted loss per share of common stock	$(0.04)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011
Net sales	$2,016,395	$3,386,830
Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	2,949,299	4,279,040
General and administrative expenses (includes stock based compensation of $49,785 and $73,966, respectively)	366,986	676,623
Depreciation, depletion and amortization	196,065	230,683
Loss from operations	(1,495,955)	(1,799,516)
Other income (expense):
Interest expense	(963,468)	(920,278)
Gains (losses) on derivatives classified as trading securities	17,706	(386,531)
Miscellaneous income	44,041	32,907
Total other expense	(901,721)	(1,273,902)
Loss before income taxes	(2,397,676)	(3,073,418)
Provision for income taxes	–	–
Net loss	$(2,397,676)	$(3,073,418)
Net loss per basic and diluted share of common stock:
Weighted average number of basic and diluted common shares outstanding	114,631,186	113,483,661
Basic and diluted loss per share of common stock	$(0.02)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance at December 31, 2011	112,177,627	$1,121,777	$122,133,246	$(131,142,482)	$(7,887,459)

Net loss	–	–	–	(4,905,564)	(4,905,564)

Compensation expense from issuance of stock options	–	–	49,522	–	49,522
Common stock issued for deferred stock units	310,977	3,110	(3,110)	–	–
Compensation expense from issuance of deferred stock units	–	–	52,500	–	52,500

Balance at June 30, 2012	112,488,604	$1,124,887	$122,232,158	$(136,048,046)	$(12,691,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(4,905,564)	$(5,350,798)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	408,336	489,987
Loss on disposal of property and equipment	3,235	10,980
Accretion expense on accrued reclamation costs	199,581	206,470
Amortization of debt issuance costs	172,985	172,985
Issuance of stock options for services rendered	49,522	103,695
Issuance of deferred stock units for services rendered	52,500	52,500
Unrealized gain on derivatives classified as trading securities	(46,387)	(3,724,151)
Changes in assets and liabilities:
Accounts receivable	177,290	208,206
Inventories, stockpiles and ore on leach pads	1,595,152	2,259,171
Prepaid expenses and other assets	24,288	(194,306)
Accounts payable	376,641	702,745
Accrued expenses	269,375	(326,576)
Accrued interest	1,553,915	1,706,547
Copper derivatives settlement payable	–	3,900,410
Deferred revenue	(15,829)	(25,050)
Other liabilities	(8,500)	(8,629)
Net Cash Provided (Used) By Operating Activities	(93,460)	184,186

Cash Flows From Investing Activities:
Capital expenditures	(14,123)	(538,320)
Net Cash Used By Investing Activities	(14,123)	(538,320)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(7,500)	(301,068)
Borrowing (principal payments) on capital lease	1,077	(8,683)
Net Cash Used By Financing Activities	(6,423)	(309,751)

Net Decrease in Cash and Cash Equivalents	(114,006)	(663,885)

Cash and Cash Equivalents at Beginning of Period	118,058	1,120,023

Cash and Cash Equivalents at End of Period	$4,052	$456,138

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$151,893	$341,079
Income taxes	–	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)
(Continued)

	2012	2011

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued in exchange for deferred stock units	$3,110	$2,804
Common stock issued for settlement of accounts payable	–	11,538
Change in property and equipment financed by accounts payable	(64,178)	(173,089)
Change in depreciation expense allocated to inventory	(52,668)	(60,865)
Change in depreciation expense allocated to stockpiles and ore on leach pads	(95,269)	(164,317)
Change in estimate of cash flows for asset retirement obligation	–	(1,112,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	FINANCIAL STATEMENTS

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

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2012. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Going Concern

Nedbank, the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments that were due between March 31, 2010 and June 30, 2012 under the Company’s $25,000,000 secured term-loan credit facility. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010. The full amount of the outstanding principal and accrued and unpaid interest is included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. As of the date of these condensed consolidated financial statements, Nedbank has not exercised its rights under the Credit Agreement to provide notification of the Company’s default condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely monthly settlement payments beginning in March of 2010 through December 31, 2011 under the copper hedge agreement. As of June 30, 2012, the amount due to Nedbank Capital related to these settlements is $16,106,691 and is included in current liabilities within the copper derivatives settlement payable line item.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank, the Copper Hedge Agreement with Nedbank Capital, and the note payable with Fisher Sand & Gravel Company (“Fisher” or “Fisher Industries”), thereby curing the current state of default under the respective agreements, on its ability to raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to resume full operations and achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. In the short term, the Company’s continuation as a going concern is dependent on its ability to produce copper at current operating levels. The Company continuously tries to maintain expenses at a level commensurate with operating requirements.

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

In July 2012, the Financial Accounting Standards Board issued updated guidance for performing an impairment test for indefinite -lived intangible assets. In accordance with the updated guidance, an entity will first have an option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The updated guidance is effective for fiscal year beginning after September 15, 2012, with early adoption permitted. The Company does not expect the updated guidance to have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

4.	INVENTORY

Inventory is as follows:

	June 30,	December 31,
	2012	2011
Current Assets:	(unaudited)
Copper in process	$2,490,260	$3,170,759
Finished goods	44,324	37,361
Material and supplies	444,497	555,772
	2,979,081	3,763,892
Long-Term Assets:
Stockpiles and ore on leach pads	5,388,734	6,347,012
Total Inventory	$8,367,815	$10,110,904

The Company’s inventories are carried at the lower of average cost or net realizable value. Copper in process and finished goods inventories are valued using the average cost of production and include all costs of purchase, conversion costs (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company considers only those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Costs incurred in excess of this standard are expensed as incurred as abnormal costs which are included in costs applicable to sales within the condensed consolidated statement of operations. Accordingly, during the three and six month periods ended June 30, 2012, the Company expensed $2,122,795 and $4,584,210, respectively, of abnormal production costs due to the underutilization of plant capacity. During the three and six month periods ended June 30, 2011, the Company expensed $3,100,225 and $5,974,410, respectively, of abnormal production costs due to the underutilization of plant capacity.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads.

5.	PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)
Land	$87,114	$87,114
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps
	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	2,708,870	2,708,870
Mining and other equipment	43,366,814	43,341,482
Total	50,543,530	50,518,198

Accumulated depreciation, depletion and amortization	(6,519,664)	(6,313,728)
Net property and equipment	$44,023,866	$44,204,470

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $196,065 and $408,336 for the three and six month periods ended June 30, 2012, respectively. Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $230,683 and $489,987, respectively, for the three and six month periods ended June 30, 2011, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of June 30, 2012 and December 31, 2011, $775,192 and $923,129, respectively, of DD&A costs were included in copper inventories.

6.	LONG-TERM DEBT

Long–term debt consists of the following:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30,	December
	2012	31, 2011
	(unaudited)
Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(23,257,826)	(21,481,183)
Less long-term portion of senior facility accelerated due to default	-	(1,776,643)
Total Long-Term Debt	$-	$-

Senior Project Financing Facility

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due between March 31, 2010 and June 30, 2012, respectively, and interest payments during the same period totaling $6,007,358 to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. The Company is in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 is included in the Company’s current liabilities. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.53% at June 30, 2012). Accrued interest related to the Credit Agreement was $6,007,358 and $4,621,153 as of June 30, 2012 and December 31, 2011, respectively, and is included within accrued interest on the condensed consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated credit agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of June 30, 2012.

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

In accordance with the Credit Agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and January 6, 2012 under the terms of its Copper Hedge Agreement. As of June 30, 2012 and December 31, 2011, the total amount due to Nedbank under the Copper Hedge Agreement was $16,106,691, and is included in copper derivatives settlement payable within the condensed consolidated balance sheets.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note Payable with Mining Contractor

On July 29, 2010, the Company reached an agreement with Fisher Industries, the Company’s mining contractor, to convert $8,200,000 of unsecured trade payables, including the former note in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the Settlement Agreement, Fisher receives weekly payments on the note with the amounts based on a formula related to the level of copper sales made by the Company and the weekly realized price of copper. Accordingly, under the Agreement, if the Company ships four loads, as defined in the Agreement, or approximately 176,000 pounds of copper or greater on a weekly basis, the weekly payments are calculated by multiplying the base amount of $100,000 by a factor equal to the average weekly realized price of copper per pound divided by $3.00. If the Company ships between 132,000 (three loads) and 176,000 (four loads) pounds of copper on a weekly basis, the base weekly amount decreases to $75,000. If the Company ships less than 132,000 pounds of copper on a weekly basis, the amounts due under the note equate to interest only payments on the outstanding principal balance. Any unpaid principal, along with any accrued interest, is due in full on July 31, 2012.

During the three and six months ended June 30, 2012, although not required to do so under the terms of the Agreement, the Company made principal payments on the note of $2,500 and $7,500, respectively. Interest payments of $57,864 and $151,893, respectively, were made in accordance with the Agreement for the three and six month periods ended June 30, 2012. As of June 30, 2012 and December 31, 2011, the total principal balance on the note of $6,183,499 and $6,190,999, respectively, is included in current liabilities. This estimate is subject to change based upon changes made to the Company’s mining operations. Accrued interest related to the note was $36,165 and $0 as of June 30, 2012 and December 31, 2011, respectively.

The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the Note on July 31, 2012. As of the date of these condensed consolidated financial statements were issued, the Company has not received a formal default notification from Fisher.

7.	DEFERRED REVENUE

On March 31, 2009, the Company sold to Royal Gold (formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are expensed in the period incurred. During the three and six month periods ended June 30, 2012, the Company recognized $7,579 and $15,829, respectively, in revenue and recorded $50,845 and $110,090, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. During the three and six month periods ended June 30, 2011, the Company recognized $10,767 and $25,050, respectively, in revenue and recorded $84,401 and $202,878, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. Total deferred revenue is $4,669,211 and $4,685,060 as of June 30, 2012 and December 31, 2011, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Deferred revenue of $31,959 is expected to be amortized to revenue over the next twelve months. As of June 30, 2012 and December 31, 2011, the total amount owed by the Company under the terms of the royalty agreement was $1,256,845 and $1,161,755, respectively, and is included in accounts payable on the condensed consolidated balance sheets. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $290,900 and $225,793 of interest as of June 30, 2012 and December 31, 2011, respectively, which is included within accrued interest on the condensed consolidated balance sheets.

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

To calculate the estimated fair value of this obligation, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% at April 1, 2011. The estimated remaining life of the Johnson Camp Mine as of June 30, 2012 is approximately twelve years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023 – 2024. As 100% of the cash flows are projected to occur in 2023-2024, 100% of the accrued reclamation costs are classified as long-term within the condensed consolidated balance sheets. Reconciliations of the beginning and ending carrying amounts of the Company’s asset retirement obligation for the six months ended June 30, 2012 and year ended December 31, 2011, respectively, are as follows:

	June 30,	December 31,
	2012	2011
	(unaudited)
Accrued reclamation costs, beginning of period	$3,195,497	$3,932,966
Accretion expense	199,581	375,302
Revisions to cash flow estimates	-	(1,112,771)

Accrued reclamation costs, end of period	$3,395,078	$3,195,497

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	DERIVATIVE INSTRUMENTS

Copper Price Protection Program

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consisted of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives did not require the physical delivery of copper cathode and were expected to be net cash settled upon maturity and/or settlement of the contracts based upon the average daily London Metal Exchange (LME) cash settlement copper price for the month of settlement. As of December 31, 2011, all of the copper derivative contracts had matured and the outstanding amount due to the settlement of the contracts was recorded in copper derivatives settlement payable on the condensed consolidated balance sheets.

Prior to maturity, these contracts were carried on the condensed consolidated balance sheets at their estimated fair value. As mentioned above, as of December 31, 2011, all of the copper forward and call option contracts have matured.

Effective April 1, 2010, the Company no longer classified its copper derivatives as cash flow hedges. Accordingly, during the three and six month periods ended June 30, 2011 the Company recognized realized losses of ($2,572,440) and ($5,115,360), respectively, on the monthly settlements of a total of 1,322,774 and 2,645,548 notional pounds of copper for the derivatives classified as trading securities. The Company also recognized unrealized gains of $2,146,885 and $3,633,429, which includes the counterparty credit valuation adjustment of $122,226, related to the mark to market adjustment for the estimated change in fair value of the copper derivatives classified as trading securities that occurred during the three and six month periods ended June 30, 2011, respectively.

As noted above, as of June 30, 2012, the Company is in default of the related Copper Hedge Agreement as it failed to make the requisite monthly payments (March 31, 2010 through December 31, 2011 settlements) related to the settlement of the derivative contracts. As of June 30, 2012 and December 31 2011, the total amounts owed to Nedbank as a result of these missed payments are $16,106,691.

10.	STOCK-BASED COMPENSATION

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

There are 5,724,910 stock options outstanding at June 30, 2012 issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2012 to 2017. The Company did not grant any stock options during the three and six month periods ended June 30, 2012. During the three and six month periods ended June 30, 2012, the Company recognized $23,535 and $49,522, respectively, in compensation expense related to employee stock options that vest over time. The Company granted 1,044,500 and 1,544,500 stock options during the three and six month periods ended June 30, 2011, respectively. During the three and six month periods ended June 30, 2011, the Company recognized $47,746 and $103,695, respectively, in compensation expense related to employee stock options that vest over time.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As summarized in the following tables, during the three and six month periods ended June 30, 2012, there were no stock options granted nor exercised, and 10,625 and 23,375 were cancelled or forfeited, respectively.

Weighted

	Number of	Average
	Shares	Exercise Price
Three months ended June 30, 2012
Options outstanding at March 31, 2012	5,735,535	$.34
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(10,625)	.16

Options outstanding at June 30, 2012	5,724,910	$.34

		Weighted
	Number of	Average
	Shares	Exercise Price
Six months ended June 30, 2012
Options outstanding at December 31, 2011	5,748,285	$.34
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(23,375)	.16

Options outstanding at June 30, 2012	5,724,910	$.34

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of June 30, 2012:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	5,724,910	3.29	$.34	$-
Exercisable stock options	4,452,915	3.28	$.40	$-

The closing price of the Company’s common stock on the OTC Pink Sheets Market on June 29, 2012 was $0.06 per share. Accordingly, the intrinsic values of total stock options and exercisable stock options as of June 30, 2012 was $0.

The following table summarizes the unvested stock options outstanding as of June 30, 2012:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended June 30, 2012
Unvested options outstanding at March 31, 2012	1,517,245	$.10
Granted	-	-
Vested	(237,750)	.11
Cancelled/Forfeited	(7,500)	.11

Unvested Options outstanding at June 30, 2012	1,271,995	$.10

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Six months ended June 30, 2012
Unvested options outstanding at December 31, 2011	1,526,620	$.10
Granted	-	-
Vested	(237,750)	.11
Cancelled/Forfeited	(16,875)	.11

Unvested Options outstanding at June 30, 2012	1,271,995	$.10

The total grant date fair value of options vested during the three and six month periods ended June 30, 2012 was $26,794. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of June 30, 2012, 1,271,995 stock options remain unvested, which will result in $53,121 in compensation expense to be recognized during the next two years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Company granted 1,044,500 and 1,544,500 options during the three and six month period ended June 30, 2011. Given that the 500,000 stock options granted in the first quarter of 2011 were granted to one employee, the Chief Executive Officer of the Company, and the fact that the stock options vested in full as of June 30, 2011, the Company utilized a 0% forfeiture rate for this stock option grant. The expected forfeiture rate of 8% for the stock options granted in the second quarter of 2011 was based on the Company’s historical forfeiture rate. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There were no stock options granted during the six month period ending June 30, 2012. The fair values for the stock options granted during the six month period ended June 30, 2011 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
June 30, 2011
Risk-free interest rate	0.67% to 0.87%
Expected life	2.5 to 3.25 years
Expected volatility	115% to 126%
Expected dividend yield	0%

Deferred Stock Units

During the three and six months ended June 30, 2012, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2012, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 190,476 and 308,123 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 154,762 and 250,350 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 154,762 and 250,350 deferred stock units, respectively. During the three and six months ended June 30, 2012, the Company recognized expense of $26,250 and $52,500, respectively, related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan, which forms part of the Company’s 2006 Stock Incentive Plan. During the three and six months ended June 30, 2012, 0 and 310,977 deferred stock units were converted into shares of the Company’s common stock, respectively. As of June 30, 2012, there were 2,637,086 deferred stock units outstanding.

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

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 6,349,910 and 60,714,517 shares of common stock for the three and six months ended June 30, 2012 and 2011, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants, and other dilutive securities would be anti-dilutive. During the three months ended June 30, 2012, 15,333,350 and 40,000,000 warrants with an exercise price of $1.10 and $0.38, respectively, expired unexercised.

Components of basic and diluted loss per share were as follows:

	Three Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(2,397,676)	$(3,073,418)

Weighted average basic outstanding shares of common stock	114,631,186	113,483,661
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	114,631,186	113,483,661
Loss per share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(4,905,564)	$(5,350,798)

Weighted average basic outstanding shares of common stock	114,475,722	113,397,048
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	114,475,722	113,397,048
Loss per share:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	CONCENTRATIONS

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in the Company’s annual report on Form 10–K for the year ended December 31, 2011, the Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation in respect of the Company’s Aquifer Protection Permit for a penalty of $65,000 and the Company’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements were completed in June of 2011 at an estimated cost of approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order issued on September 7, 2002. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was finalized in April 2011. During the three and six month periods ending June 30, 2012, the Company made payments of $16,250 on this liability. As of June 30, 2012, this liability is paid in full.

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

Litigation

The Company is occasionally engaged in legal disputes which arise in the ordinary course of business. Management intends to vigorously defend such matters. Management does not believe that the disputes will have a material adverse impact on the results of operations or financial position of the Company.

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

The following table presents a summary of the Company’s financial instruments as of June 30, 2012:

	Carrying		Estimated Fair
	Amount		Value
	(unaudited)		(unaudited)

Financial Assets:
Restricted marketable securities	$686,476		$686,476
Accounts receivable	168,092		168,092
Financial Liabilities:
Accounts payable	$4,608,589	$	***
Accrued expenses	1,585,449		***
Accrued interest	6,487,252		***
Copper derivatives settlement payable	16,106,691		***
Current maturity of long-term debt	6,183,499		***
Current maturities of senior long–term debt	23,257,826		***

Financial assets includes cash and cash equivalents, restricted marketable securities and accounts receivable and the carrying amounts approximate fair value because of the short maturities of these financial instruments. As noted above, the Company’s derivatives are carried on the condensed consolidated balance sheet at estimated fair value.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of June 30, 2012 is considered impracticable. In addition, due to the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, as of June 30, 2012, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable and long-term debt is also considered impracticable.

15.	SUBSQUENT EVENTS

The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012. In order to perfect its default status, Fisher Industries must first provide the Company a written notice of default. If the Company fails to the make the required payment to remedy the default within three business days, the whole sum shall become immediately due and payable at the option of Fisher without further notice. As of the date of this report, the Company has not received the default notification from Fisher.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six month periods ended June 30, 2012 and 2011 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and six month periods ended June 30, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in the Form 10-K for the year ended December 31, 2011, previously filed with the SEC on March 29, 2012.

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

We are currently in default under our Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our note payable with Fisher Industries, our mining contractor and largest unsecured trade creditor, who converted approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum, which matured on July 31, 2012.

Nedbank, Nedbank Capital and Fisher Industries have not exercised their respective rights to note us in default. However, our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under the Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our note payable to Fisher Industries, raise approximately $20 million dollars in additional capital, and on our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flows from operations, all of which is uncertain.

In July 2010, we suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. We expect that the production level will continue to steadily decline until the resumption of mining and crushing operations. The Company continuously tries to maintain expenses at a level commensurate with current operating requirements.

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

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank, Nedbank Capital nor Fisher Industries exercises their rights to note us in default, our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured).

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

If Nedbank, Nedbank Capital, and/or Fisher Industries elect to note us in default and enforce their rights under their respective agreements, we will not be able to continue as a going concern.

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

Default Under Secured Credit Agreement with Nedbank

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. Due to our cash flow constraints, we have been unable to make the quarterly payments of principal due on and after March 31 2010, each in the amount of $1,790,099, and the related interest payments. As of June 30, 2012, our quarterly payments in arrears totaled $16,110,891, and unpaid interest thereon totaled $5,322,662.

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

Default Under Copper Derivative and Interest Rate Swap Agreements with Nedbank Capital

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through December 31, 2011 in the aggregate amount of $16,106,691 due under the copper derivatives agreements between the parties. As of June 30, 2012, 100% of the related copper derivatives have matured.

Default Under Fisher Sand & Gravel Company Promissory Note

In July 2010, we reached an agreement with Fisher Industries to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum (the “Promissory Note”). Since the outstanding principal under the Promissory Note is due and payable on July 31, 2012, the entire balance remaining unpaid to Fisher Industries under the note has been classified as a current liability. As of June 30, 2012, current maturities of long-term debt and accrued interest in the amount of $6,183,499 and $36,165, respectively, are reflected in the condensed consolidated balance sheets. The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012. Under the terms of the Promissory Note, Fisher Industries must first provide the Company a written notice of default. If the Company fails the make the required payment to remedy the default within three business days, the whole sum shall become immediately due and payable at the option of Fisher without further notice. As of the date of this report, the Company has not received the default notification from Fisher. The Company plans to renegotiate the terms and condition of this note in conjunction with the previously discussed refinancing.

Company Operations if We Are Unable to Obtain Additional Capital

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank nor Nedbank Capital exercises its rights to note us in default, that Fisher Industries does not exercise its default rights under our promissory note, our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured).

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

Financial Advisory and Consulting Agreements

In June 2010, the Company engaged FTI Consulting, Inc. (“FTI”), to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 5.0% of the capital raised for the Company during the twelve month period ending May 31, 2012 as well as certain amounts payable should other specified transactions occur. As of June 30, 2012, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher Industries in July 2010. No other success fees have been paid under the terms of the Agreement.

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

Results of Operations – Three and Six Month Periods Ended June 30, 2012 and 2011

The following table sets forth our operating results for the three and six month periods ended June 30, 2012, as compared with our operating results for the three and six month periods ended June 30, 2011.

	Three Months Ended			Six Months Ended
			Change			Change
	June 30,	June 30,	Increase/	June 30,	June 30,	Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$2,016,395	$3,386,830	$(1,370,435)	$4,394,409	$8,140,174	$(3,745,765)

Costs applicable to sales	2,949,299	4,279,040	(1,329,741)	6,317,725	8,661,845	(2,344,120)
General and administrative expenses	366,986	676,623	(309,637)	765,948	1,194,456	(428,508)
Depreciation, depletion and amortization	196,065	230,683	(34,618)	408,336	489,987	(81,651)

Loss from operations	(1,495,955)	(1,799,516)	303,561	(3,097,600)	(2,206,114)	(891,486)

Other income (expense):
Interest expense	(963,468)	(920,278)	(43,190)	(1,913,824)	(1,809,486)	(104,338)

Gain (loss) on derivatives classified as trading securities	17,706	(386,531)	404,237	46,387	(1,391,209)	1,437,596
Miscellaneous income (expense), net	44,041	32,907	11,134	59,473	56,011	3,462

Total other income (expense)	(901,721)	(1,273,902)	372,181	(1,807,964)	(3,144,684)	1,336,720

Loss before income taxes	(2,397,676)	(3,073,418)	675,742	(4,905,564)	(5,350,798)	445,234

Provision for income taxes	-	-	-	-	-	-

Net loss	$(2,397,676)	$(3,073,418)	$675,742	$(4,905,564)	$(5,350,798)	$445,234

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

We recorded revenues of $2,016,395 (including $7,579 in amortization of deferred revenue) from the sale of 576,568 pounds of copper cathode for the three months ended June 30, 2012 and revenues of $4,394,409 (including $15,829 in amortization of deferred revenue) from the sale of 1,200,940 pounds of copper cathode for the six months ended June 30, 2012. The average realized price of copper sold during the three and six month periods ended June 30, 2012 was $3.50 and $3.66 per pound, respectively.

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

For the three months ended June 30, 2012, we incurred $2,949,299 of costs applicable to sales (including $2,122,795 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. For the six months ended June 30, 2012, we incurred $6,317,725 (including $4,584,210 in abnormal production costs due to the underutilization of plant capacity) of costs applicable to sales from the sale of copper.

The average cost per pound of copper sold during the three and six month periods ended June 30, 2012 was $5.12 and $5.26 per pound, respectively. The average cost per pound of copper sold excluding abnormal production costs was $1.43 and $1.44 per pound, respectively, during the same periods.

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

The average cost per pound of copper sold during the three and six month periods ended June 30, 2011 was $5.24 and $4.56 per pound, respectively. The average cost per pound of copper sold excluding abnormal production costs was $1.44 and $1.41 per pound, respectively, during the same periods.

General and Administrative Expenses

Our general and administrative expenses decreased to $366,986 for the three months ended June 30, 2012, compared to $676,623 for the three months ended June 30, 2011. The decrease was primarily due to a $242,308 decrease in professional and consulting fees.

Our general and administrative expenses decreased to $765,948 for the six months ended June 30, 2012, compared to $1,194,456 for the six months ended June 30, 2011. The decrease was primarily due to a $181,333 decrease in consulting fees related to the refinancing of the Company; a $113,395 decrease in general consulting fees and a $87,720 decrease in compensation expense.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses decreased by $34,618 and $81,651 respectively, for the three and six month periods ended June 30, 2012, as compared to the three and six month periods ended June 30, 2011. The decrease in DD&A was primarily due to the decrease in the pounds of copper produced during the period.

Other Income (Expense)

The decrease in other expense of $372,181 for the three months ended June 30, 2012 in comparison to the same period in the prior year was primarily due to a gain on derivatives classified as trading securities of $17,706 in the current period as compared to a loss during the same period in 2011 of ($386,531).

The decrease in other expense of $1,336,720 for the six months ended June 30, 2012 in comparison to the same period in the prior year was primarily due to a gain on derivatives classified as trading securities of $46,387 in the current period as compared to a loss during the same period in 2011 of ($1,391,209).

Net Loss

The Company incurred a net loss of ($2,397,676) for the three months ended June 30, 2012 as compared to a net loss of ($3,073,418) for the three months ended June 30, 2011. The decrease in net loss between these periods is primarily related to the $309,637 decrease in general and administrative expenses and a $404,237 decrease on the loss on derivatives classified as trading securities.

The Company incurred a net loss of ($4,905,564) for the six months ended June 30, 2012 as compared to a net loss of ($5,350,798) for the six months ended June 30, 2011. The decrease in net loss between these periods is primarily related to the $428,508 decrease in general and administrative expenses; $1,437,596 decrease on the loss on derivatives classified as trading securities; offset in part by a $1,401,645 decrease in gross margin on the sale of copper. The decrease in gross margin on the sale of copper is primarily due to the increase in absorption of abnormal production costs due to the underutilization of plant capacity.

Liquidity and Financial Resources

We are currently in default under our Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our Promissory Note with Fisher Industries. Nedbank, Nedbank Capital and Fisher Industries have not exercised their respective rights to note us in default. However, our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under these agreements, raise approximately $20 million dollars in additional capital (to finance approximately $18 million in capital costs for the development and construction of the new leach pad, and provide an additional $2 million in working capital), and on our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flows from operations, all of which is uncertain. If our Company cannot raise additional capital, refinance our obligations or achieve our operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, we would be forced to terminate our operations, significantly reduce our workforce, place the Johnson Camp Mine on a care and maintenance program, and, perhaps, sell some our assets (subject to the consent of our secured creditors, as appropriate). Further, if Nedbank, Nedbank Capital or Fisher Industries take steps to enforce their rights under their respective agreements, we will not be able to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

If Nedbank, Nedbank Capital, and/or Fisher Industries elect to note us in default and enforce their security interests, we will not be able to continue as a going concern.

Cash and Working Capital

The following table sets forth our cash and working capital as of June 30, 2012 and December 31, 2011:

	As of		As of
	June 30, 2012		December 31, 2011
	(Unaudited)
Cash reserves	$4,052	(1)	$118,058	(1)
Working capital deficiency	$(55,093,390	)(2)	$(51,783,180	)(3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.
(2)	Includes $23,257,826 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable and $6,183,499 current portion of long-term debt.
(3)

Includes $21,481,183 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable, $6,190,999 of current maturity of long-term debt and $1,776,643 in senior long-term debt accelerated due to default.

Cash Flows from Operating Activities

Our cash flows from operating activities during the six months ended June 30, 2012 were ($93,460) as compared to $184,186 during the same period in 2011. The decrease in cash flows provided by operating activities between the two periods of ($277,646) is primarily due to a decrease in the net loss of $445,234 offset by a decrease in cash flows from the sale of inventory of $664,019.

Cash Flows from Investing Activities

Our cash flows from investing activities during the six months ended June 30, 2012 and 2011 were ($14,123) and ($538,320), respectively

Cash Flows from Financing Activities

Our cash flows from financing activities during the six months ended June 30, 2012 were ($6,423) compared to ($309,751) for the same period in 2011. The increase in cash flows from financing activities is primarily due to fewer payments of principal payments in the six months ended June 30, 2012 on the Fisher Promissory Note as compared to the same period in 2011.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2011, our Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation in respect of our Company’s Aquifer Protection Permit for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements were completed by June of 2011 at an estimated cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order issued on September 7, 2002. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was finalized in April 2011. During the three and six month periods ending June 30, 2012, our Company made payments of $16, 250 on this liability. As of June 30, 2012, the liability was paid in full.

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

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide any information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not effect any unregistered sales of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Item 3.	Defaults upon Debt Securities

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled quarterly principal and interest payments that were due between March 31, 2010 and June 30, 2012 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the Amended and Restated Credit Agreement with Nedbank dated March 31, 2009.

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

We are required to disclose in this report certain information about the Company’s U.S. mining operations, including the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 by the U.S. Labor Department’s Mine Safety and Health Administration. Information concerning such safety information related to our Company’s U.S. mining operations or other regulatory matters required to be disclosed for the quarter ended June 30, 2012 is included as Exhibit 95.1 to this quarterly report on Form 10-Q and incorporated by reference herein.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description
Articles of Incorporation and By–laws
3.1	Certificate of Incorporation (as amended) of Nord Resources Corporation(1)
3.2	Amended and Restated Bylaws of Nord Resources Corporation(2)
3.3	Amendment to Amended Certificate of Incorporation(5)
Instruments defining the rights of security holders, including indentures
4.1	Pages from Amended and Restated Bylaws of Nord Resources Corporation defining the rights of holders of equity or debt securities (1)
4.2	Deed of Trust and Security Agreement and Fixture Financing Statement with Adjustment of Leases and Rents Filing among Nord Resources Corporation , First American Title Insurance Company and Nedbank Limited dated July 31, 2007 (13)
4.3	Hazardous Materials or Wastes Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated July 31, 2007(13)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)
10.2	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(6)
10.3	Addendum to Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated June 1, 2011(13)
10.4	Amended and Restated Waiver Agreement And Amendment of Employment Agreement between Nord Resources Corporation and Ronald Hirsch dated October 18, 2006 (4)
10.5	Long Term Cathode Sales Agreement effective February 1, 2008, with Red Kite Explorer Fund Limited (Portions of this document have been omitted and filed separately with the SEC pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b–2) (7)
10.6	Executive Employment Agreement between the Company and Wayne Morrison dated September 9, 2008. (8)
10.7	Processing Agreement with Texas Canyon Rock & Sand, Inc., dated October 31, 2008 (9)
10.8	Amended and Restated Credit Agreement dated as of March 31, 2009 among Nord Resources Corporation, Cochise Aggregates and Materials Inc., Nedbank Limited and the Lenders from time to time party thereto (10)
10.9	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc. (10)
10.10	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010 (10)
10.11	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(11)

10.12	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(12)
10.13	Settlement Agreement among Nord Resources Corporation, Fisher Sand & Gravel Co. and F5 Equipment Inc. dated July 28, 2010(14)
10.14	Promissory Note of Nord Resources Corporation dated July 28, 2010 and payable to Fisher Sand & Gravel Co. in the principal sum of $8,200,000(14)
10.15	Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011(15)
10.16	Addendum dated August 30, 2011 to Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011(16)
Subsidiaries of the Issuer
21.1	Subsidiaries of the Issuer: Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)
Certifications
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(17)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(17)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(17)
Mine Safety Disclosure Exhibit
95.1	Mine Safety Disclosure(17)
Additional Exhibits
99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)
99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008 (6)
99.3	Nord Resources Corporation 2010-2011 Bonus Plan (13)

Data Files
101.INS	XBRL Instance File(17)
101.SCH	XBRL Schema File(17)
101.CAL	XBRL Calculation File(17)
101.DEF	XBRL Definition File(17)
101.LAB	XBRL Label File(17)
101.PRE	XBRL Presentation File(17)

Notes
(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.
(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.
(3)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.
(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.
(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.
(6)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2007, filed with the SEC on August 14, 2007.
(7)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.
(8)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.
(9)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.
(10)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.
(11)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(12)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.
(13)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.
(14)	Incorporated by reference from our current report on Form 8-K dated July 29, 2010 and filed with the SEC on July 29, 2010.
(15)	Incorporated by reference from our amended current report on Form 8-K/A dated November 30, 2010 and filed with the SEC on January 25, 2010.
(16)	Incorporated by reference from our current report on Form 8-K dated September 1, 2011 and filed with the SEC on September 1, 2011.
(17)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

August 14, 2012

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Chief Executive Officer and Chief Financial Officer