Form 10-Q
period 2012-09-30
NORD RESOURCES CORP
filed 2012-11-15
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
112,488,604 shares of common stock as of September 30, 2012.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2012

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

- i -

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation and its wholly-owned subsidiary Cochise Aggregates and Materials, Inc. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the interim condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2011. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2011.

- ii -

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,457	$118,058
Accounts receivable	209,771	345,382
Inventories	2,947,463	3,763,892
Prepaid expenses and other assets	151,601	159,986

Total Current Assets	3,313,292	4,387,318

Property and Equipment, at cost:
Property and equipment	50,563,597	50,518,198
Less accumulated depreciation, depletion and amortization	(6,631,012)	(6,313,728)

Net Property and Equipment	43,932,585	44,204,470

Other Assets:
Deposits	146,079	146,079
Restricted marketable securities	686,476	686,476
Debt issuance costs, net of accumulated amortization	117,179	368,684
Stockpiles and ore on leach pads	4,634,094	6,347,012

Total Other Assets	5,583,828	7,548,251

Total Assets	$52,829,705	$56,140,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Continued)

	September 30,	December 31,
	2012	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,549,839	$4,163,041
Accrued expenses	1,721,000	1,316,074
Accrued interest	7,584,055	4,933,337
Copper derivatives settlement payable	16,106,691	16,106,691
Current maturity of long-term debt	6,183,499	6,190,999
Current maturities of senior long-term debt	23,257,826	21,481,183
Current maturities of derivative contracts, at fair value	-	54,896
Senior long-term debt accelerated due to default	-	1,776,643
Other current liabilities	220,758	147,634

Total Current Liabilities	59,623,668	56,170,498

Long-Term Liabilities:
Deferred revenue, less current portion	4,637,059	4,646,868
Accrued reclamation costs	3,496,523	3,195,497
Other long-term liabilities	6,135	14,635

Total Long-Term Liabilities	8,139,717	7,857,000

Total Liabilities	67,763,385	64,027,498

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 400,000,000 shares authorized, 112,488,604 and 112,177,627 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,124,887	1,121,777
Additional paid–in–capital	122,271,483	122,133,246
Accumulated deficit	(138,330,050)	(131,142,482)

Total Stockholders’ Deficit	(14,933,680)	(7,887,459)

Total Liabilities and Stockholders’ Deficit	$52,829,705	$56,140,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011

Net sales	$6,429,116	$11,985,373

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	8,937,580	13,142,763
General and administrative expenses (includes stock based compensation of $141,347 and $156,195, respectively)	1,131,112	1,729,415
Depreciation, depletion and amortization	590,364	743,148

Loss from operations	(4,229,940)	(3,629,953)

Other income (expense):
Interest expense	(3,124,544)	(2,734,798)
Gains on derivatives classified as trading securities	54,896	(788,807)
Miscellaneous income	112,020	68,035

Total other expense	(2,957,628)	(3,455,570)

Loss before income taxes	(7,187,568)	(7,085,523)

Provision for income taxes	-	-

Net loss	$(7,187,568)	$(7,085,523)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	114,695,976	113,491,342
Basic and diluted loss per share of common stock	$(0.06)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011

Net sales	$2,034,707	$3,845,199

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	2,619,855	4,480,918
General and administrative expenses (includes stock based compensation of $39,125 and $81,761, respectively)	365,164	534,959
Depreciation, depletion and amortization	182,028	253,161

Loss from operations	(1,132,340)	(1,423,839)

Other income (expense):
Interest expense	(1,210,720)	(925,312)
Gains (losses) on derivatives classified as trading securities	8,509	602,402
Miscellaneous income	52,547	12,024

Total other expense	(1,149,664)	(310,886)

Loss before income taxes	(2,282,004)	(1,734,725)

Provision for income taxes	-	-

Net loss	$(2,282,004)	$(1,734,725)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	115,131,697	113,678,970
Basic and diluted loss per share of common stock	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance at December 31, 2011	112,177,627	$1,121,777	$122,133,246	$(131,142,482)	$(7,887,459)

Net loss	–	–	–	(7,187,568)	(7,187,568)

Compensation expense from issuance of stock options	–	–	62,597	–	62,597
Common stock issued for deferred stock units	310,977	3,110	(3,110)	–	–
Compensation expense from issuance of deferred stock units	–	–	78,750	–	78,750

Balance at September 30, 2012	112,488,604	$1,124,887	$122,271,483	$(138,330,050)	$(14,933,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(7,187,568)	$(7,085,523)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	590,364	743,148
Accretion expense on accrued reclamation costs	301,026	290,886
Amortization of debt issuance costs	251,505	259,477
Issuance of stock options for services rendered	62,597	159,206
Loss on sale and write-off of property and equipment	3,235	10,980
Issuance of deferred stock units for services rendered	78,750	78,750
Changes in assets and liabilities:
Accounts receivable	135,611	(25,540)
Inventories, stockpiles and ore on leach pads	2,310,731	3,481,895
Prepaid expenses and other assets	8,385	(150,176)
Accounts payable	297,823	753,474
Accrued expenses	404,926	(316,407)
Accrued interest	2,650,718	2,431,896
Copper derivatives settlement payable	-	6,433,339
Derivative contracts at fair value	(54,896)	(6,859,481)
Deferred revenue	(23,415)	(36,448)
Other liabilities	(8,500)	(9,795)
Net Cash Provided (Used) By Operating Activities	(178,708)	159,681

Cash Flows From Investing Activities:
Capital expenditures	(14,123)	(627,612)
Net Cash Used By Investing Activities	(14,123)	(627,612)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(7,500)	(301,068)
Principal payments on capital lease	(770)	(12,638)
Proceeds from the issuance of debt – related parties	87,500	-
Net Cash Provided (Used) By Financing Activities	79,230	(313,706)

Net Decrease in Cash and Cash Equivalents	(113,601)	(781,637)

Cash and Cash Equivalents at Beginning of Period	118,058	1,120,023

Cash and Cash Equivalents at End of Period	$4,457	$338,386

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$151,893	$453,011
Income taxes	–	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
(Continued)

	2012	2011

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued in exchange for deferred stock units	$3,110	$2,804
Common stock issued for settlement of accounts payable	–	11,538
Change in property and equipment financed by accounts payable	(88,975)	(202,274)
Change in depreciation expense allocated to inventory	(84,991)	(105,003)
Change in depreciation expense allocated to stockpiles and ore on leach pads	(133,625)	(238,409)
Change in estimate of cash flows for asset retirement obligation	–	(1,112,771)

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

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2012. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Going Concern

Nedbank, the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments that were due between March 31, 2010 and September 30, 2012 under the Company’s $25,000,000 secured term-loan credit facility. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010. The full amount of the outstanding principal and accrued and unpaid interest is included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. As of the date of these condensed consolidated financial statements, Nedbank has not exercised its rights under the Credit

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Agreement to provide notification of the Company’s default condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely monthly settlement payments beginning in March of 2010 through December 31, 2011 under the copper hedge agreement. As of September 30, 2012, the amount due to Nedbank Capital related to these settlements is $16,106,691 and is included in current liabilities within the copper derivatives settlement payable line item.

The Company was unable to make the required principal and accrued interest payment to Fisher Sand & Gravel Company (“Fisher” or “Fisher Industries”) upon the maturity of an unsecured note payable on July 31, 2012. As of the date of these condensed consolidated financial statements were issued, the Company has not received a formal default notification from Fisher. As of September 30, 2012, the Company owes Fisher $6,183,499 in principal and $130,194 in accrued interest.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank, the Copper Hedge Agreement with Nedbank Capital, and the note payable with Fisher, thereby curing the current state of default under the respective agreements, on its ability to raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to resume full operations and achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. The Company maintains expenses at a level commensurate with operating requirements and has reduced its workforce to core copper production staff, management and administrative resources.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

During the quarter ended March 31, 2011, the Company revised the cost estimate to reclaim the Johnson Camp Mine at the end of the mine’s life to approximately $9,100,000 (based upon 2011 dollars), thus decreasing the asset retirement obligation and related accrued reclamation liability by $1,403,363. The changes made were based on the results of a review by an independent third party and have a material impact on the current and/or future consolidated financial statements as of March 31, 2011. However, this estimate was subsequently revised during the quarter ended June 30, 2011, based upon further review by an independent third party, to approximately $10,100,000 (based upon 2011 dollars), thus increasing the asset retirement obligation and related accrued reclamation liability by $290,592. The net effect of these estimate revisions was to decrease the asset retirement obligation and related accrued reclamation liability by $1,112,771.

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

3.          ADOPTION OF RECENTLY ISSUED ACCOUNTING GUIDANCE

In July 2012, the Financial Accounting Standards Board issued updated guidance for performing an impairment test for indefinite-lived intangible assets. In accordance with the updated guidance, an entity will first have an option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The updated guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the updated guidance to have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

4.          INVENTORY

Inventory is as follows:

	September 30,	December 31,
	2012	2011
Current Assets:	(unaudited)
Copper in process	$2,507,549	$3,170,759
Finished goods	-	37,361
Material and supplies	439,914	555,772
	2,947,463	3,763,892
Long-Term Assets:
Stockpiles and ore on leach pads	4,634,094	6,347,012
Total Inventory	$7,581,557	$10,110,904

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s inventories are carried at the lower of average cost or net realizable value. Copper in process and finished goods inventories are valued using the average cost of production and include all costs of purchase, conversion costs (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company considers only those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Costs incurred in excess of this standard are expensed as incurred as abnormal costs which are included in costs applicable to sales within the condensed consolidated statement of operations. Accordingly, during the three and nine month periods ended September 30, 2012, the Company expensed $1,800,371 and $6,384,851, respectively, of abnormal production costs due to the underutilization of plant capacity. During the three and nine month periods ended September 30, 2011, the Company expensed $3,038,489 and $9,012,899 respectively, of abnormal production costs due to the underutilization of plant capacity.

The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads.

5.          PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)
Land	$87,114	$87,114
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	2,708,870	2,708,870
Mining and other equipment	43,386,881	43,341,482
Total	50,563,597	50,518,198

Accumulated depreciation, depletion and amortization	(6,631,012)	(6,313,728)
Net property and equipment	$43,932,585	$44,204,470

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $182,028 and $590,364 for the three and nine month periods ended September 30, 2012, respectively. Total DD&A of property and equipment charged to operations was $253,161 and $743,148, respectively, for the three and nine month periods ended September 30, 2011, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of September 30, 2012 and December 31, 2011, $704,513 and $923,129 respectively, of DD&A costs were included in copper inventories.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.          LONG-TERM DEBT

Long–term debt consists of the following:

	September	December
	30, 2012	31, 2011
	(unaudited)
Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(23,257,826)	(21,481,183)
Less long-term portion of senior facility accelerated due to default	-	(1,776,643)
Total Long-Term Debt	$-	$-

Senior Project Financing Facility

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due between March 31, 2010 and September 30, 2012, respectively, and interest payments during the same period totaling $6,772,861, to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. The Company is in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 is included in the Company’s current liabilities. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.46% at September 30, 2012). Accrued interest related to the Credit Agreement was $6,772,861 and $4,621,153 as of September 30, 2012 and December 31, 2011, respectively, and is included within accrued interest on the condensed consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated credit agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of September 30, 2012.

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

In accordance with the Credit Agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

April 6, 2010 and January 6, 2012 under the terms of its Copper Hedge Agreement. As of September 30, 2012 and December 31, 2011, the total amount due to Nedbank under the Copper Hedge Agreement was $16,106,691, and is included in copper derivatives settlement payable within the condensed consolidated balance sheets.

Note Payable with Mining Contractor

On July 29, 2010, the Company reached an agreement with Fisher Industries, the Company’s mining contractor, to convert $8,200,000 of unsecured trade payables, including the former note in the amount of $850,000 and the $110,500 accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under the Settlement Agreement, Fisher receives weekly payments on the note with the amounts based on a formula related to the level of copper sales made by the Company and the weekly realized price of copper. Accordingly, under the Agreement, if the Company ships four loads, as defined in the Agreement, or approximately 176,000 pounds of copper or greater on a weekly basis, the weekly payments are calculated by multiplying the base amount of $100,000 by a factor equal to the average weekly realized price of copper per pound divided by $3.00. If the Company ships between 132,000 (three loads) and 176,000 (four loads) pounds of copper on a weekly basis, the base weekly amount decreases to $75,000. If the Company ships less than 132,000 pounds of copper on a weekly basis, the amounts due under the note equate to interest only payments on the outstanding principal balance. Any unpaid principal, along with any accrued interest, was due in full on July 31, 2012.

During the three and nine months ended September 30, 2012, the Company made principal payments on the note of $0 and $7,500, respectively. Interest payments of $0 and $151,893, respectively, were made in accordance with the Agreement for the three and nine month periods ended September 30, 2012. As of September 30, 2012 and December 31, 2011, the total principal balance on the note of $6,183,499 and $6,190,999, respectively, is included in current liabilities. This estimate is subject to change based upon changes made to the Company’s mining operations. Accrued interest related to the note was $130,194 and $0 as of September 30, 2012 and December 31, 2011, respectively.

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

7.          DEFERRED REVENUE

On March 31, 2009, the Company sold to Royal Gold (formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are expensed in the period incurred. During the three and nine month periods ended September 30, 2012, the Company recognized $7,587 and $23,416, respectively, in revenue and recorded $50,677

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and $160,767, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2011, the Company recognized $11,398 and $36,448, respectively, in revenue and recorded $88,365 and $291,243, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. Total deferred revenue is $4,661,645 and $4,685,060 as of September 30, 2012 and December 31, 2011, respectively.

Deferred revenue of $24,586 is expected to be amortized to revenue over the next twelve months. As of September 30, 2012 and December 31, 2011, the total amount owed by the Company under the terms of the royalty agreement was $1,307,523 and $1,161,755, respectively, and is included in accounts payable on the condensed consolidated balance sheets. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $325,982 and $225,793 of interest as of September 30, 2012 and December 31, 2011, respectively, which is included within accrued interest on the condensed consolidated balance sheets.

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

To calculate the estimated fair value of this obligation, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% at April 1, 2011. The estimated remaining life of the Johnson Camp Mine as of September 30, 2012 is approximately twelve years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2023 – 2024. As 100% of the cash flows are projected to occur in 2023-2024, 100% of the accrued reclamation costs are classified as long-term within the condensed consolidated balance sheets. Reconciliations of the beginning and ending carrying amounts of the Company’s accrued reclamation costs for the nine months ended September 30, 2012 and year ended December 31, 2011, respectively, are as follows:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,	December 31,
	2012	2011
	(unaudited)
Accrued reclamation costs, beginning of period	$3,195,497	$3,932,966
Accretion expense	301,026	375,302
Revisions to cash flow estimates	-	(1,112,771)

Accrued reclamation costs, end of period	$3,496,523	$3,195,497

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

Effective April 1, 2010, the Company no longer classified its copper derivatives as cash flow hedges. Accordingly, during the three and nine month periods ended September 30, 2011 the Company recognized realized losses of ($2,532,928) and ($7,648,288), respectively, on the monthly settlements of a total of 1,322,774 and 3,968,322 notional pounds of copper for the derivatives classified as trading securities. The Company also recognized unrealized gains of $3,087,021 and $6,720,450, which include the counterparty credit valuation adjustment of $25,320, related to the mark to market adjustment for the estimated change in fair value of the copper derivatives classified as trading securities that occurred during the three and nine month periods ended September 30, 2011, respectively.

As noted above, as of September 30, 2012, the Company is in default of the related Copper Hedge Agreement as it failed to make the requisite monthly payments (March 31, 2010 through December 31, 2011 settlements) related to the settlement of the derivative contracts. As of September 30, 2012 and December 31 2011, the total amounts owed to Nedbank as a result of these missed payments are $16,106,691, plus accrued interest thereon.

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

There are 5,662,160 stock options outstanding at September 30, 2012 issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2012 to 2017. The Company did not grant any stock options during the three and nine month periods ended September 30, 2012. During the three and nine month periods ended September 30, 2012, the Company recognized $13,075 and $62,597, respectively, in compensation expense related to employee stock options that vest over time. The Company granted 1,194,743 and 2,739,243 stock options during the three and nine month periods ended September 30, 2011 respectively. During the three and nine month periods ended September 30, 2011, the Company recognized $55,511 and $159,206, respectively, in compensation expense related to employee stock options that vest over time.

As summarized in the following tables, during the three and nine month periods ended September 30, 2012, there were no stock options granted nor exercised, and 62,750 and 86,125 were cancelled or forfeited, respectively.

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended September 30, 2012
Options outstanding at June 30, 2012	5,724,910	$.34
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(62,750)	.15

Options outstanding at September 30, 2012	5,662,160	$.34

		Weighted
	Number of	Average
	Shares	Exercise Price
Nine months ended September 30, 2012
Options outstanding at December 31, 2011	5,748,285	$.34
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(86,125)	.16

Options outstanding at September 30, 2012	5,662,160	$.34

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of September 30, 2012:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	5,662,160	3.10	$.34	$-
Exercisable stock options	4,843,663	3.06	$.38	$-

The closing price of the Company’s common stock on the OTC Pink Sheets Market on September 30, 2012 was $0.05 per share. Accordingly, the intrinsic values of total stock options and exercisable stock options as of September 30, 2012 was $0.

The following table summarizes the unvested stock options outstanding as of September 30, 2012:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended September 30, 2012
Unvested options outstanding at June 30, 2012	1,271,995	$.10
Granted	-	-
Vested	(398,248)	.08
Cancelled/Forfeited	(55,250)	.11

Unvested Options outstanding at September 30, 2012	818,497	$.11

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Nine months ended September 30, 2012
Unvested options outstanding at December 31, 2011	1,526,620	$.10
Granted	-	-
Vested	(635,998)	.09
Cancelled/Forfeited	(72,125)	.11

Unvested Options outstanding at September 30, 2012	818,497	$.11

The total grant date fair value of options vested during the three and nine month periods ended September 30, 2012 was $33,333 and $60,127, respectively. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of September 30, 2012, 818,497 stock options remain unvested, which will result in $40,046 in compensation expense to be recognized during the next seven quarters.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. There were no stock options granted during the nine month period ending September 30, 2012. The Company granted 1,194,743 and 2,739,243 options during the three and nine month period ended

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2011. Given that the 500,000 stock options granted in the first quarter of 2011 were granted to one employee, the Chief Executive Officer of the Company, and the fact that the stock options vested in full as of the grant date, the Company utilized a 0% forfeiture rate for this stock option grant. The expected forfeiture rate of 8% for the stock options granted in the second quarter of 2011 was based on the Company’s historical forfeiture rate. The expected term of the options granted to employees is estimated using the formula set forth in SEC Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the date of grant and the expected volatility is based on the weighted historical volatility of the Company’s common stock and that of its peer group.

The fair values for the stock options granted during the nine month period ended September 30, 2011 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine months Ended
September 30, 2011
Risk-free interest rate	0.33% to 0.87%
Expected life	2.5 to 3.3 years
Expected volatility	115% to 126%
Expected dividend yield	0%

Deferred Stock Units

During the three and nine months ended September 30, 2012, certain equity-based fees have been paid to the Company’s non-executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non-executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of the Company’s non-executive directors exercised such rights in respect of the equity-based fees payable to him for the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 210,525 and 518,650 deferred stock units, respectively; John Cook, the Chairman of the Company’s Compensation Committee, received 171,053 and 421,403 deferred stock units, respectively; Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 171,053 and 421,403 deferred stock units, respectively. During the three and nine months ended September 30, 2012, the Company recognized expense of $26,250 and $78,750, respectively, related to the issuance of deferred stock units to its independent directors. The deferred stock units were granted under the 2006 Deferred Stock Unit Plan, which forms part of the Company’s 2006 Stock Incentive Plan. During the three and nine months ended September 30, 2012, 0 and 310,977 deferred stock units were converted into shares of the Company’s common stock, respectively. As of September 30, 2012, there were 3,189,717 deferred stock units outstanding.

During the three and nine months ended September 30, 2011, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 105,263 and 243,853 deferred stock units, respectively; John

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

11.        BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 8,474,660 and 61,741,135 shares of common stock for the three and nine months ended September 30, 2012 and 2011, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants, and other dilutive securities would be anti-dilutive. During the nine months ended September 30, 2012, 15,333,350 and 40,000,000 warrants with an exercise price of $1.10 and $0.38, respectively, expired unexercised.

Components of basic and diluted loss per share were as follows:

	Three Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(2,282,004)	$(1,734,725)

Weighted average basic outstanding shares of common stock	115,131,697	113,678,970
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	115,131,697	113,678,970
Loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(7,187,568)	$(7,085,523)

Weighted average basic outstanding shares of common stock	114,695,976	113,491,342
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	114,695,976	113,491,342
Loss per share:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

12.        CONCENTRATIONS

The Company currently sells 100% of its copper cathode production to Red Kite Master Fund Limited under a definitive purchase and sale agreement dated February 2, 2008 with Red Kite, a large, well-capitalized and diversified multinational organization; therefore, the credit risk is considered to be minimal.

13.        COMMITMENTS AND CONTINGENCIES

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in the Company’s annual report on Form 10–K for the year ended December 31, 2011, the Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation in respect of the Company’s Aquifer Protection Permit for a penalty of $65,000 and the Company’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements were completed in June of 2011 at an estimated cost of approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order issued on September 7, 2002. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was finalized in April 2011. During the three and nine month periods ending September 30, 2012, the Company made payments of $0 and $16,250 on this liability, respectively. As of September 30, 2012, this liability is paid in full.

Complaint by Former Employee

The Company received notice of complaints filed with the U.S. Department of Labor and the Office of the Attorney General of the State of Arizona alleging discriminatory employment practices by the Company against a former employee in violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A and the Arizona Civil Rights. As previously disclosed in its annual report on Form 10–K for the year ended December 31, 2011, in January 2011, the Company received notification that the Office of the Attorney General of the State of Arizona has dismissed the Charge of Discrimination finding that there was no evidence to establish a violation of the Arizona civil rights statute and that further investigation is not likely to produce any such evidence. In September 2012, the Company received notification that the U.S. Department of Labor has dismissed the Charges of Violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table presents a summary of the Company’s financial instruments as of September 30, 2012:

	Carrying		Estimated Fair
	Amount		Value
	(unaudited)		(unaudited)

Financial Assets:
Cash and cash equivalents	$4,457		$4,457
Restricted marketable securities	686,476		686,476
Accounts receivable	209,771		209,771
Financial Liabilities:
Accounts payable	$4,549,839	$	***
Accrued expenses	1,721,000		***
Accrued interest	7,584,005		***
Copper derivatives settlement payable	16,106,691		***
Current maturity of long-term debt	6,183,499		***
Current maturities of senior long–term debt	23,257,826		***

Financial assets include cash and cash equivalents, restricted marketable securities and accounts receivable and the carrying amounts approximate fair value because of the short maturities of these financial instruments. As noted above, the Company’s derivatives are carried on the condensed consolidated balance sheet at estimated fair value.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of September 30, 2012 is considered impracticable. In addition, due to the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, as of September 30, 2012, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable and long-term debt is also considered impracticable.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15.        SUBSEQUENT EVENTS

On October 18, 2012, the Company received $180,000 in advance royalty payments from Texas Canyon, the producer of decorative rock and aggregate from the Company’s waste rock, in exchange for $204,000 of future royalties. The Company used the funds primarily to purchase additional operating supplies and equipment.

Item 2.      Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine month periods ended September 30, 2012 and 2011 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and nine month periods ended September 30, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in the Form 10-K for the year ended December 31, 2011, previously filed with the SEC on March 29, 2012.

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

We are currently in default under our Credit Agreement with Nedbank and our Copper Hedge Agreement with Nedbank Capital. We are also in default of our note payable to Fisher Industries, our mining contractor and largest unsecured trade creditor, who converted approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum, which matured on July 31, 2012.

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

In July 2010, we suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. We expect that the production level will continue to steadily decline until the resumption of mining and crushing operations The Company maintains expenses at a level commensurate with operating requirements and has reduced its workforce to core copper production staff, management and administrative resources.

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

Default Under Secured Credit Agreement with Nedbank

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. Due to our cash flow constraints, we have been unable to make the quarterly payments of principal due on and after March 31 2010, each in the amount of $1,790,099, and the related interest payments. As of September 30, 2012, our quarterly payments in arrears totaled $17,900,990, and unpaid interest thereon totaled $6,088,165.

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

Default Under Copper Derivative and Interest Rate Swap Agreements with Nedbank Capital

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through December 31, 2011 in the aggregate amount of $16,106,691 due under the copper derivatives agreements between the parties. As of September 30, 2012, 100% of the related copper derivatives have matured.

Default Under Fisher Sand & Gravel Company Promissory Note

In July 2010, we reached an agreement with Fisher Industries to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum (the “Promissory Note”). Since the outstanding principal under the Promissory Note was due and payable on July 31, 2012, the entire balance remaining unpaid to Fisher Industries under the note has been classified as a current liability. As of September 30, 2012, current maturities of long-term debt and accrued interest in the amount of $6,183,499 and $130,194, respectively, are reflected in the condensed consolidated balance sheets. The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012. Under the terms of the Promissory Note, Fisher Industries must first provide the Company a written notice of default. If the Company fails to make the required payment to remedy the default within three business days, the whole sum shall become immediately due and payable at the option of Fisher without further notice. As of the date of this report, the Company has not received the default notification from Fisher. The Company plans to renegotiate the terms and condition of this note in conjunction with the previously discussed refinancing.

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

Financial Advisory and Consulting Agreements

In June 2010, the Company engaged FTI Consulting, Inc. (“FTI”), to provide financial advisory and consulting services. In accordance with the Agreement, the Company agreed to pay FTI an initial fee of $100,000 payable in four equal installments between June 1 and July 15, 2010. In addition, the Company agreed to pay FTI a success fee ranging between from 0.75% to 5.0% of the capital raised for the Company during the twelve month period ending May 31, 2012 as well as certain amounts payable should other specified transactions occur. As of September 30, 2012, the Company had paid FTI the initial fee of $100,000 and a success fee of $191,333 related to the closing of the $8,200,000 promissory note with Fisher Industries in July 2010. No other success fees have been paid under the terms of the Agreement.

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

Results of Operations – Three and Nine month Periods Ended September 30, 2012 and 2011

The following table sets forth our operating results for the three and nine month periods ended September 30, 2012, as compared with our operating results for the three and nine month periods ended September 30, 2011.

	Three Months Ended			Nine months Ended
	September	September	Change	September	September	Change
	30,	30,	Increase/	30,	30,	Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$2,034,707	$3,845,199	$(1,810,492)	$6,429,116	$11,985,373	$(5,556,257)

Costs applicable to sales	2,619,855	4,480,918	(1,861,063)	8,937,580	13,142,763	(4,205,183)
General and administrative expenses	365,164	534,959	(169,795)	1,131,112	1,729,415	(598,303)
Depreciation, depletion and amortization	182,028	253,161	(71,133)	590,364	743,148	(152,784)

Loss from operations	(1,132,340)	(1,423,839)	291,499	(4,229,940)	(3,629,953)	(599,987)

Other income (expense):
Interest expense	(1,210,720)	(925,312)	(285,408)	(3,124,544)	(2,734,798)	(389,746)
Gain (loss) on derivatives classified as trading securities	8,509	602,402	(593,893)	54,896	(788,807)	843,703
Miscellaneous income (expense), net	52,547	12,024	40,523	112,020	68,035	43,985

Total other income (expense)	(1,149,664)	(310,886)	(838,778)	(2,957,628)	(3,455,570)	497,942

Loss before income taxes	(2,282,004)	(1,734,725)	(547,279)	(7,187,568)	(7,085,523)	(102,045)

Provision for income taxes	-	-	-	-	-	-

Net loss	$(2,282,004)	$(1,734,725)	$(547,279)	$(7,187,568)	$(7,085,523)	$(102,045)

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

We recorded revenues of $2,034,707 (including $7,586 in amortization of deferred revenue) from the sale of 575,616 pounds of copper cathode for the three months ended September 30, 2012 and revenues of $6,429,116 (including $23,416 in amortization of deferred revenue) from the sale of 1,776,556 pounds of copper cathode for the nine months ended September 30, 2012. The average realized price of copper sold during the three and nine month periods ended September 30, 2012 was $3.53 and $3.62 per pound, respectively.

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

Costs Applicable to Sales

Costs applicable to sales represents the costs incurred in converting the ore present in existing leach pads into salable copper cathode. The conversion process includes, as applicable, the mining of ore, crushing, conveying and stacking of ore on to the pads, leaching of stockpiles, solvent extraction and electrowinning, and results in the production of copper cathode. The costs include labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore.

As disclosed elsewhere in this report, we have suspended the mining and crushing of ore at the Johnson Camp Mine since July 2010. We continue to produce copper through the leaching of ore already in place on the existing pads and processing the solution through our SX-EW plant.

For the three months ended September 30, 2012, we incurred $2,619,855 of costs applicable to sales (including $1,800,371 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. For the nine months ended September 30, 2012, we incurred $8,937,580 (including $6,384,581 in abnormal production costs due to the underutilization of plant capacity) of costs applicable to sales from the sale of copper.

The average cost per pound of copper sold during the three and nine month periods ended September 30, 2012 was $4.55 and $5.03 per pound, respectively. The average cost per pound of copper sold excluding abnormal production costs was $1.42 and $1.44 per pound, respectively, during the same periods.

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

The average cost per pound of copper sold during the three and nine month periods ended September 30, 2011 was $4.66 and $4.59 per pound, respectively. The average cost per pound of copper sold excluding abnormal production costs was $1.50 and $1.44 per pound, respectively, during the same periods.

General and Administrative Expenses

Our general and administrative expenses decreased to $365,164 for the three months ended September 30, 2012, compared to $534,959 for the three months ended September 30, 2011. The decrease was primarily due to a $98,679 decrease in professional and consulting fees, and a $54,254 decrease in compensation expense.

Our general and administrative expenses decreased to $1,131,112 for the nine months ended September 30, 2012, compared to $1,729,415 for the nine months ended September 30, 2011. The decrease was primarily due to a $207,384 decrease in consulting fees related to the refinancing of the Company; a $186,023 decrease in general consulting fees and a $141,973 decrease in compensation expense.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses decreased by $71,133 and $152,784 respectively, for the three and nine month periods ended September 30, 2012, as compared to the three and nine month periods ended September 30, 2011. The decrease in DD&A was primarily due to the decrease in the pounds of copper produced during the period.

Other Income (Expense)

The increase in other expense of ($838,778) for the three months ended September 30, 2012 in comparison to the same period in the prior year was primarily due to a decrease in gain on derivatives classified as trading securities of $593,893 and an increase of ($285,408) in interest expense.

The decrease in other expense of ($497,942) for the nine months ended September 30, 2012 in comparison to the same period in the prior year was primarily due to a decrease in losses on derivatives classified as trading securities of $843,703 and an increase of ($389,746) in interest expense.

Net Loss

The Company incurred a net loss of ($2,282,004) for the three months ended September 30, 2012 as compared to a net loss of ($1,734,725) for the three months ended September 30, 2011. The increase in net loss between these periods is primarily related to the ($838,778) increase in other expenses which was partially offset by the decrease in loss from operations of $291,499.

The Company incurred a net loss of ($7,187,568) for the nine months ended September 30, 2012 as compared to a net loss of ($7,085,523) for the nine months ended September 30, 2011. The increase in net loss between these periods is primarily related to the ($599,987) increase in loss from operations which was partially offset by a $497,942 reduction in other expense.

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

As noted above, we suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine in July 2010. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. The Company maintains expenses at a level commensurate with operating requirements and has reduced its workforce to core copper production staff, management and administrative resources.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of September 30, 2012 and December 31, 2011:

	As of		As of
	September 30, 2012		December 31, 2011
	(Unaudited)
Cash reserves	$4,457	(1)	$118,058	(1)
Working capital deficiency	$(56,310,376	)(2)	$(51,783,180	)(3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.

(2)	Includes $23,257,826 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable and $6,183,499 current portion of long-term debt.

(3)

Includes $21,481,183 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable, $6,190,999 of current maturity of long-term debt and $1,776,643 in senior long-term debt accelerated due to default.

Cash Flows from Operating Activities

Our cash flows from operating activities during the nine months ended September 30, 2012 were ($178,708) as compared to $159,681 during the same period in 2011. The decrease in cash flows provided by operating activities between the two periods of ($338,389) is primarily due to a decrease in cash flows from the sale of inventory of ($1,171,164) offset partially by an increase in accrued expenses of $721,333.

Cash Flows from Investing Activities

Our cash flows from investing activities during the nine months ended September 30, 2012 and 2011 were ($14,123) and ($627,612), respectively. This is the result of less cash used for capital expenditures.

Cash Flows from Financing Activities

Our cash flows from financing activities during the nine months ended September 30, 2012 were $79,230 compared to ($313,706) for the same period in 2011. The increase in cash flows from financing activities is primarily due to fewer payments of principal in the nine months ended September 30, 2012 on the Fisher Promissory Note as compared to the same period in 2011, as well as proceeds from issuance of long-term debt from related parties during the nine months ended September 30, 2012.

Accounting Developments

There were no material changes to the Company’s significant accounting policies disclosed in Note 2 to the Company’s Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012.

In July 2012, the Financial Accounting Standards Board issued updated guidance for performing an impairment test for indefinite-lived intangible assets. In accordance with the updated guidance, an entity will first have an option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The updated guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the updated guidance to have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Arizona Department of Environmental Quality (ADEQ) Compliance Order and Stipulated Judgment

As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2011, our Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation in respect of our Company’s Aquifer Protection Permit for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements were completed by June of 2011 at an estimated cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order issued on September 7, 2002. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was finalized in April 2011. During the three and nine month periods ending September 30, 2012, our Company made payments of $0 and $16,250 on this liability, respectively. As of September 30, 2012, the liability was paid in full.

Complaint by Former Employee

Our Company received notice of complaints filed with the U.S. Department of Labor and the Office of the Attorney General of the State of Arizona alleging discriminatory employment practices by our Company against a former employee in violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A and the Arizona Civil Rights. As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2011, in January 2011, we received notification that the Office of the Attorney General of the State of Arizona has dismissed the Charge of Discrimination finding that there was no evidence to establish a violation of the Arizona civil rights statute and that further investigation is not likely to produce any such evidence. In September 2012, the Company received notification the U.S. Department of Labor has dismissed the Charges of Violation of Section 806 of the Corporate Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002.

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

Item 3.      Defaults upon Debt Securities

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled quarterly principal and interest payments that were due between March 31, 2010 and September 30, 2012 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the Amended and Restated Credit Agreement with Nedbank dated March 31, 2009.

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

Item 4.      Mine Safety Disclosures

We are required to disclose in this report certain information about the Company’s U.S. mining operations, including the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 by the U.S. Labor Department’s Mine Safety and Health Administration. Information concerning such safety information related to our Company’s U.S. mining operations or other regulatory matters required to be disclosed for the quarter ended September 30, 2012 is included as Exhibit 95.1 to this quarterly report on Form 10-Q and incorporated by reference herein.

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

10.9	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc. (10)

10.10	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010 (10)

10.11	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(11)

10.12	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(12)

10.13	Settlement Agreement among Nord Resources Corporation, Fisher Sand & Gravel Co. and F5 Equipment Inc. dated July 28, 2010(14)

10.14	Promissory Note of Nord Resources Corporation dated July 28, 2010 and payable to Fisher Sand & Gravel Co. in the principal sum of $8,200,000(14)

10.15	Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011(15)

10.16	Addendum dated August 30, 2011 to Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011(16)

Subsidiaries of the Issuer

21.1	Subsidiaries of the Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(17)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(17)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(17)

Mine Safety Disclosure Exhibit

95.1	Mine Safety Disclosure(17)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008 (6)

99.3	Nord Resources Corporation 2010-2011 Bonus Plan (13)

Data Files

101.INS	XBRL Instance File(17)

101.SCH	XBRL Schema File(17)

101.CAL	XBRL Calculation File(17)

101.DEF	XBRL Definition File(17)

101.LAB	XBRL Label File(17)

101.PRE	XBRL Presentation File(17)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(6)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2007, filed with the SEC on August 14, 2007.

(7)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(8)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(9)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(10)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(11)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(12)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(13)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

(14)	Incorporated by reference from our current report on Form 8-K dated July 29, 2010 and filed with the SEC on July 29, 2010.

(15)	Incorporated by reference from our amended current report on Form 8-K/A dated November 30, 2010 and filed with the SEC on January 25, 2010.

(16)	Incorporated by reference from our current report on Form 8-K dated September 1, 2011 and filed with the SEC on September 1, 2011.

(17)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

Date: November 14, 2012

By:    /s/ Wayne M. Morrison
          Wayne M. Morrison
          (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
          Chief Executive Officer and Chief Financial Officer