Form 10-K
period 2012-12-31
NORD RESOURCES CORP
filed 2013-03-27
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
[ ] Yes             [x] No

The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant as of June 30, 2012, computed by reference to the price at which such stock was last sold on the OTCQB ($0.05 per share) on that date, was approximately $2,964,288.

The registrant had 112,488,604 shares of common stock outstanding as of March 15, 2013.

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
  the estimation of future copper production;
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

We note, in particular, that commencing in July 2010; we suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. The suspension resulted in an immediate reduction of costs and enabled our Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the existing pads and the operation of our SX-EW plant. We expect that the production level will continue to steadily decline unless mining and crushing operations are resumed. We caution that our operating results realized during the period when our mining and crushing activities are suspended will not be indicative of our future performance.

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

Our Company’s continuation as a going concern depends on our ability to refinance the obligations under the Credit Agreement with Nedbank, the Copper Hedge Agreement with Nedbank Capital and our unsecured note payable to Fisher Sand & Gravel Company which matured in July 2012, our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flow from operations, and our ability to achieve our operating plan. In addition, if management cannot achieve our Company’s operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, we may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

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

We are currently in default under our Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our Unsecured Note with Fisher Sand & Gravel Company (“Fisher Industries”).

Nedbank, Nedbank Capital and Fisher Industries have not exercised their respective rights to note us in default. However, our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under our Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our note payable to Fisher Industries, raise a minimum $20 million dollars in additional capital, and on our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flows from operations, all of which is uncertain.

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

In addition, assuming we are able to resume full mining operations, we now plan to utilize our own employees in the mining segment of the operations. Consequently, we will need to secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of approximately $17 million. We plan to lease this fleet under a lease to purchase option. If we are unable to secure such a lease on commercially reasonable terms, we may need to raise additional capital or incur a significant increase in the cost of operations.

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank, Nedbank Capital, nor Fisher Industries exercises its rights to note us in default, that our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured). If our residual leaching and solvent extraction/electro-winning operations become economically unviable (for example, due to a significant drop in copper prices, a significant increase in the cost of sulfuric acid, or a material drop in our copper recovery rates and related copper production), we would be forced to terminate our operations, significantly reduce our workforce, place the Johnson Camp Mine on a care and maintenance program, and, perhaps, sell some of our assets (subject to the consent of our secured creditors, as appropriate).

If Nedbank, Nedbank Capital, and/or Fisher Industries elect to note us in default and enforce their rights under their respective agreements, we will not be able to continue as a going concern.

Our business, and our ability to realize our business objectives and implement our operating plan, is subject to a number of additional risks and uncertainties, including those referenced under the heading “Risk Factors” included below.

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

In February 2008, we entered into a long-term cathode sales agreement with Red Kite Master Fund Limited, a large metals hedge fund and physical trader, for 100% of the copper cathode production from the Johnson Camp Mine. Upon expiry of that agreement on December 31, 2012, we entered into a new cathode sales agreement with Red Kite Master Fund Limited effective January 1, 2013 through March 31, 2013, for 100% of the copper cathode production from the Johnson Camp Mine. On March 20, 2013, the agreement was amended to run through June 30, 2013 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing will be based on the COMEX price for high-grade copper on the date of sale.

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

In July 2010, we suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We continue to produce copper through the leaching of ore already placed on the existing pads and processing the solution through the SX-EW plant. The suspension resulted in an immediate reduction of costs and enabled our Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the existing pads and the operation of our SX-EW plant. The suspension also provided our Company with the opportunity to further evaluate our geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model are expected to provide us with the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore. Since July 2010, the Company has made several additional reductions in their workforce in response to subsequent decreases to copper production.

Default Under Secured Credit Agreement with Nedbank

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. Due to our cash flow constraints, we have been unable to make the quarterly payments of principal due on and after March 31 2010, each in the amount of $1,790,099, and the related interest payments. As of December 31, 2012, our quarterly payments in arrears totaled $21,467,727, and unpaid interest thereon totaled $7,363,900.

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

Default Under Copper Derivatives Agreements with Nedbank Capital

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through December 31, 2011 in the aggregate amount of $16,106,691 due under the copper derivatives agreements between the parties. As of December 31, 2012, 100% of the related copper derivatives had matured.

Conversion of Fisher Sand & Gravel Company Payables to Two-Year Note

In July 2010, we reached an agreement with Fisher Industries to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Since the outstanding principal under our promissory note to Fisher Industries was due and payable on July 31, 2012, the entire balance remaining unpaid to Fisher Industries under the note has been classified as a current liability. The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012.

To date, Fisher Industries has not served the Company with a written notice of default. If the Company fails to the make the required payment to remedy the default within three business days following the issuance of any such notice, the whole sum shall become immediately due and payable at the option of Fisher without further notice. As of December 31, 2012, a current maturity of long-term debt in the amount of $6,183,499 is reflected in the consolidated balance sheet. The Company plans to renegotiate the terms and conditions of this note in conjunction with any refinancing that the Company succeeds in obtaining.

Company Operations if We Are Unable to Obtain Additional Capital

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank nor Nedbank Capital exercises its rights to note us in default, that Fisher Industries does not exercise its rights under our promissory note, our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured).

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

Delisting From OTCBB

On February 23, 2011, our common stock was delisted from the OTC Bulletin Board (the “OTCBB”), and now trades exclusively on the OTCQB. According to the notice published on the OTCBB website (www.otcbb.com), our common stock is no longer eligible for quotation on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. The stock will remain ineligible for quotation on the OTCBB until the Financial Industry Regulatory Authority, Inc. accepts a Form 211 filed pursuant to SEC Rule 15c2-11 by a market maker who wishes to resume quotations in the stock on the OTCBB.

Other Operations

The Johnson Camp property includes decorative and structural stone operations, which produce landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. Our Company leases the landscape rock operations to a third party in exchange for royalties. We do not believe that the landscape and aggregate rock operations are now nor will be material to our consolidated financial results of operations in the future. In October 2012, we received $180,000 in exchange for $204,000 in royalty payment credits. As of December 31, 2012, the Company owed $136,930 in royalty payment credits.

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

Risks Related to Our Company

We have incurred substantial debt and have granted a security interest in our assets. We are currently in default under our Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our Unsecured Note with Fisher Sand & Gravel Company (“Fisher Industries”). Nedbank may take steps to realize upon its security by taking control of all or a portion of our assets. Our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under our Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our note payable to Fisher Industries.

We are a party to an amended and restated credit agreement dated as of March 31, 2009 with Nedbank Limited, as the administrative agent and lead arranger, which provided a $25,000,000 secured term loan credit facility used by our Company to finance the reactivation of the Johnson Camp Mine. We have delivered a deed of trust, a collateral account agreement and certain other security agreements that grant to the lenders a first priority lien encumbering all of the real and personal property associated with the Johnson Camp property, including all patented mining claims, fee lands and unpatented mining claims in which we have an interest. The lenders are entitled to realize upon their security interests and seize our assets as we are currently unable to repay or refinance the loans as they become due. In addition, pursuant to the terms of the credit agreement, we are required to meet specified financial tests any time that any loan proceeds remain outstanding under the credit agreement. As of December 31, 2012, we were not in compliance with these restrictive financial covenants.

As disclosed elsewhere in this Annual Report, we are now in default of our obligations under the credit agreement. Accordingly, the full amount of the outstanding principal and accrued and unpaid interest as of December 31, 2012 is included in our Company’s current liabilities, together with any additional amounts payable under the credit agreement. We are also in default under our copper hedge agreement with Nedbank Capital. Our Company’s continuation as a going concern is dependent upon our ability to refinance our obligations under the credit agreement with Nedbank. If Nedbank elects to exercise its rights under the credit and copper hedge agreements, it would result in the acceleration of the full amounts due thereunder and the institution of foreclosure proceedings against the security.

We are also now in default of our obligations under the Unsecured Note with Fisher Industries which matured on July 31, 2012. As of the date these financial statements were issued, the Company has not received a formal default notification from Fisher Industries. As of December 31, 2012, the Company owes Fisher Industries $6,183,499 in principal and $224,223 in accrued interest.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank, the Copper Hedge Agreement with Nedbank Capital, and the note payable with Fisher, thereby curing the current state of default under the respective agreements. Any actions by Nedbank, Nedbank Capital or Fisher Industries to enforce their respective rights could force us into bankruptcy or liquidation.

Our indebtedness, disruption in financial markets and volatile copper prices, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of December 31, 2012, the outstanding principal amount of our debt was $23,257,826. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. In addition, copper prices have been highly volatile. Over the past two years copper prices have fluctuated in a range between $3.07/lb. to $4.64/lb. On December 31, 2012, the spot price of copper on the LME was $3.64/lb. These conditions have made it difficult for us to obtain, or increased our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

We had net loss of ($10,254,344) and ($10,316,294) for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we had a working capital deficiency of $(57,999,677). This deficiency includes current liabilities of $60,741,827 representing the current portions of our senior long-term debt and derivative contracts of $23,257,826 and $16,106,691, respectively, and the Fisher note payable of $6,183,499.

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

In order for us to resume full mining operations, we will need to secure access to a mining fleet of equipment on commercially reasonable terms.

Assuming we are successful in resuming full mining operations, we now plan to utilize our own employees in the mining segment of the operations. Consequently, we will need to secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of approximately $17 million. We plan to lease this fleet under a lease to purchase option. However, we cannot guarantee that we will be able to secure such a lease on commercially reasonable terms, or at all. If we fail to secure a lease on these terms, we may need to raise additional capital or incur a significant increase in the cost of operations.

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

Sulfuric acid supply for SX–EW projects in the southwestern U.S. is produced primarily as a smelter byproduct at smelters in the southwest U.S. and in Mexico. We have an agreement in place with a broker of acid to supply us with sulfuric acid through the end of 2013. However, we cannot be assured that the broker will be able to provide us with an adequate supply of sulfuric acid without interruptions and we continue to remain subject to market fluctuations in the price of sulfuric acid.

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

Limited sampling work has been performed at the Johnson Camp Mine, and Bikerman Engineering & Technology Associates concluded that it is therefore not possible at this time to verify the entire drill hole electronic database used for the current resource model and ore reserve estimates. Bikerman Engineering & Technology Associates largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data which constitute a fundamental variable input in the feasibility study.

Bikerman Engineering & Technology Associates reviewed the results of limited sampling work undertaken at the Johnson Camp Mine in 2006 by another engineering company. Bikerman Engineering & Technology Associates concluded that it is not possible for it to verify the entire original drill hole electronic database used for the current mineral resource model and ore reserve estimates. Consequently, Bikerman Engineering & Technology Associates and we have largely assumed the reasonableness and accuracy of the drilling, sampling and assay methodologies and data. Accordingly, there is a risk that results may vary if additional sampling work is undertaken. This, in turn, could adversely impact the current mineral resource model and ore reserve estimates, as well as increase the risk of a material inaccuracy in the feasibility study.

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

Our aquifer protection permit has been made subject to a significant amendment that we will be unable to comply with without additional financing.

Although we received our aquifer protection permit (APP) in October 2010, the ADEQ notified us in December 2011 that the APP will be subject to a significant amendment. Upon its issuance, the amended APP will supersede our existing APP. Receipt of the revised APP is subject to fulfilling certain standard conditions - in particular that we make payments to the ADEQ to cover of all the fees for the application review and that we submit an updated Financial Assurance Mechanism for an additional $575,000. We will require additional financing to meet these commitments, which are reflected in our estimate of the minimum of $20 million dollars in additional capital that we expect we will require to resume mining operations at the Johnson Camp Mine.

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

When we are in full operations, we will need to maintain a workforce at the Johnson Camp Mine of approximately 172 employees as well as various contractors. This requirement will place substantial demands on our Company and our management. We will be required to hire, retain, motivate and manage our employees. We have no assurance that we will be able to retain and recruit the personnel required to execute our programs or to manage these changes successfully.

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

We are now subject to certain provisions mandated by the Sarbanes–Oxley Act of 2002 that require our management (under the supervision and with the participation of our principal executive and principal accounting officers) to evaluate, on a quarterly basis, our disclosure controls and procedures, and our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including Wayne Morrison, our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision–making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

Discovery and disclosure of a material weakness in our internal control over financing reporting, by definition, could have a material adverse impact on our financial statements.

If we are unable to assert that our internal control over financial reporting is effective, certain customers or suppliers may be discouraged from doing business with us, cause downgrades in our debt ratings leading to higher borrowing costs and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital. Further, such an occurrence could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or to incur substantially higher costs to obtain the same or similar coverage. It could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, on committees of our board of directors, or as executive officers.

Our officers and directors, and four shareholders holding 5% or more of our common stock, hold a significant amount of our issued and outstanding stock which may limit non–affiliated stockholders to influence corporate matters.

In November 2009, we completed an unregistered, brokered private placement of 40 million units for total gross proceeds of $12,000,000. Each unit consisted of one common share and one common share purchase warrant exercisable until June 5, 2012. Upon completion of the private placement, Ross Beaty, acting through a wholly-owned holding company, and Riaz Shariff acquired 34,250,000 and 5,750,000 common shares, respectively, representing approximately 31% and 5.2%, respectively, of the outstanding common shares of our Company on a post-closing basis. The warrants expired in June 5, 2012 unexercised. As of December 31, 2012, Ross Beaty and Riaz Shariff beneficially own approximately 30.9% and 5.2%, respectively, of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

As of December 31, 2012, our officer and directors as a group beneficially own approximately 18.7% of our issued and outstanding common stock (assuming non-exercise of certain outstanding options, warrants and other rights to acquire shares of our common stock).

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

Over the last four years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, including ours, has experienced wide fluctuations in price which have not necessarily been related to operating performance, underlying asset values or prospects. There can be no assurance that fluctuations in our share price will not continue to occur during the foreseeable future.

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

On February 23, 2011, our common stock was delisted from the OTC Bulletin Board (the “OTCBB”), and now trades exclusively on the OTCQB. According to the notice published on the OTCBB website (www.otcbb.com), our common stock is no longer eligible for quotation on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. The stock will remain ineligible for quotation on the OTCBB until the Financial Industry Regulatory Authority, Inc. accepts a Form 211 filed pursuant to SEC Rule 15c2-11 by a market maker who wishes to resume quotations in the stock on the OTCBB. Our Company has no control over this process and there is no assurance that our quotation of our common stock will resume on the OTCBB in the near future or at all.

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

At December 31, 2012, our Company had federal and state net operating loss carry forwards of approximately $79,600,000 and $26,200,000 respectively. We believe that for the purposes of section 382 of the Internal Revenue Code, a change of control occurred on or before November 5, 2009. However, we have not obtained a formal tax opinion to that effect. If any change of control is deemed to have occurred – for example, either during the time preceding the completion of our unregistered special warrant offering in September 2007, immediately following conversion of the special warrants into the underlying shares of common stock and warrants, or immediately following the completion of our unregistered $12 million unit offering in November 2009 – or if a change of control occurs at any time in the future, our Company’s ability to fully utilize its net operating loss carry forwards in computing its taxable income will be limited to an annual maximum of the value of our Company just prior to the change in control multiplied by the long-term tax exempt rate.

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

Government regulations impacting the mining industry may adversely affect our business and planned operations.

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

Certain groups opposed to mining may interfere with our efforts to resume mining operations at the Johnson Camp Mine.

In North America, there are organizations opposed to mining, particularly to open pit mines such as the Johnson Camp Mine. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is still the possibility that those opposed to the operation of the Johnson Camp Mine will attempt to interfere with our efforts to resume mining operations at the Johnson Camp Mine, whether by legal process, regulatory process or otherwise. Such interference could have an impact on our ability to operate the Johnson Camp Mine in the manner that is most efficient or appropriate or at all and any such impact would have a material adverse effect on our financial condition and results of operations.

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

Our workforce at the Johnson Camp Mine is approximately 172 employees when fully operational. We have historically utilized contractors under our supervision for mining, drilling, blasting, loading and hauling the mined material, but have managed all other activities at the Johnson Camp Mine.

Assuming we are able to resume full mining operations, we now plan to utilize our own employees in the mining segment of the operations. Consequently, we will need to secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of approximately $17 million. We plan to lease this fleet under a lease to purchase option. If we are unable to secure such a lease on commercially reasonable terms, we may need to raise additional capital or incur a significant increase in the cost of operations.

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

In 1996, based on metallurgical testing it conducted, Arimetco added a crushing plant to reduce the particle size of ore placed on the heaps in an effort to improve recoveries. The metallurgical test work indicated improved recoveries from crushed ore. Nord believed that the initial results from leaching of crushed ore placed on a new liner system installed by Arimetco were an increase in leach solution copper grade and an improvement in recoveries to the point where they matched the metallurgical test work performed on certain ore at a similar crush size. However, crushed ore represented less than 25 percent of the total ore that Arimetco had under leach. According to the Technical Report, these operating results, along with the column leach test results, clearly support the need to crush the ore to obtain reasonable recoveries under heap leach conditions.

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

Reserves

Our Company is currently in the process of revising its estimate of the proven and probable reserves at the Johnson Camp Mine. As our Company has allocated $0 to proven and probable reserves on the consolidated balance sheets as of December 31, 2012 and 2011, a revision, if and when it occurs, is not expected to have a material impact on our Company’s consolidated financial statements. Furthermore, under current market conditions, we do not believe that a revision will trigger an impairment analysis for our Company’s long lived assets. A revision to the estimate of proven and probable reserves, when and if it occurs, will be accounted for on a prospective basis and will impact those items that are amortized via the units of production method – specifically, property and equipment and deferred revenue.

Summary of Reserve Estimates

A summary of the Johnson Camp proven and probable reserves as of December 31, 2012 are presented in the table below. Further details on the Johnson Camp property can be found in the Technical Report.

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
  Reserves are based on a copper price of $1.50/lb. and on total copper assays. Bikerman Engineering & Technology Associates used a copper price of $1.50/lb.
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

Readers are cautioned that, for United States reporting purposes, SEC Industry Guide 7 (under the United States Securities Exchange Act of 1934, as amended), as interpreted by Staff of the SEC, mineralized material other than reserves may not be disclosed in documents filed with the SEC. Further, under SEC standards, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Among other things, all necessary permits would be required to be in hand or issuance imminent in order to classify mineralized material as reserves under the SEC standards.

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

From October 1999 to January 2000, we conducted four exploration drilling programs using reverse circulation drilling in areas of the Johnson Camp property other than the Burro and Copper Chief deposit areas. Forty–three holes were drilled in the North area (above the Copper Chief), 17 holes were drilled in the Keystone area about one–half mile south of the Burro pit, a deep hole was drilled in the area between the Burro pit and the Copper Chief pit, and three condemnation holes were drilled in the area of our planned future leach pad and plant. Although certain drill results achieved in these four exploration drilling programs were encouraging, we found no copper mineralization that could be classified as reserves as a result of these programs.

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

Mining Operations

Based on the Technical Report, we expect the Johnson Camp Mine to produce approximately 25 million pounds of copper per year, for an anticipated mine life of approximately 13 years. However, as disclosed elsewhere in this Annual Report, we suspended the mining and crushing of ore at the Johnson Camp Mine in July 2010, and laid off approximately half of our workforce at the mine.

Based on our stacking plan, the existing leach pads have sufficient surface area for approximately one more year from the date of resumption of mining operations, at which time a new leach pad and pond will have to be constructed. However, we now believe that we will not be able to achieve our targeted production rate of 25 million pounds of copper per year until we have not only resumed mining operations, but have also completed and put into full operation our planned new leaching pad, which will be about double the size of two of our existing three pads. We estimate that we would incur approximately $18 million in capital costs for the development and construction of the new leach pad. Accordingly, our new leaching pad remains subject to financing, the availability of which cannot be assured. We expect that the new pad could be operational approximately 150 days after we receive such financing.

In addition, assuming we are able to resume full mining operations, we now plan to utilize our own employees in the mining segment of the operations. Consequently, we will need to secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of approximately $17 million. We plan to lease this fleet under a lease to purchase option. If we are unable to secure such a lease on commercially reasonable terms, we may need to raise additional capital or incur a significant increase in the cost of operations.

Assuming that we are able to resume mining operations, our current operating plan for the crushed ore would remain as follows: The ore would be crushed to a P-80 of one inch (80% is less than one inch) and sulfuric acid would be added to the ore in the agglomerator, where the leaching kinetics would begin. The ore would be stacked on the leach pads at a height of 20 feet and a raffinate solution would be applied at varying application rates and leached for approximately 150 days. Once the new material has been placed on the pads and leached for approximately 150 days, a second 20-foot lift would be placed on the pads.

The open pit mining process encounters a fair amount of low grade material that does not contain sufficient recoverable copper to justify the crushing and agglomerating costs. However, it does contain sufficient recoverable copper to help offset mining costs. Early in 2010, the Johnson Camp Mine began sending low grade ore directly to the heap leach dumps without crushing to minus a P-80 of 1 inch. Therefore, we expect that the process for run-of-mine ore would remain as follows: The ore would be hauled with mine haul trucks directly to leach dump and stacked in 20 foot lifts. A raffinate solution would be applied at varying application rates and leached. New run-of-mine ore would be stacked on top as space is required.

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

Data Verification

Four different major categories or levels of data verification have been completed at Johnson Camp Mine by Cyprus Copper, Arimetco, Summo, and others in evaluating the geological, drill hole, and assay database. Each major category or level of data verification provides a measure of confidence in the database. Bikerman Engineering & Technology Associates concluded that taken in aggregate, all four categories provide corroboration and thus a higher degree of confidence in the data. The categories include: individual inter–company verifications; intra–company verifications; third party reviews; and reconciliations.

Inter–Company Verifications

Cyprus conducted drilling and assaying with both internal and external check assay procedures for data verification. Cyprus had samples assayed at more than one external lab for both total copper and acid–soluble copper. Those external labs were reputable commercial analytical labs commonly employed by the mining and exploration industry at the time. A quality assurance quality control, or QA/QC, procedure was also in place whereby Cyprus composited sample pulps and re–submitted the composite for assay as a comparison with the average of individual assays. In addition, Cyprus did bottle roll tests on core samples to provide an additional analysis for comparison. Bikerman Engineering & Technology Associates concluded that, while these procedures were not done for every hole and every sample, they were done in sufficient amount to detect either errors in the analytical process or high variability in assays as a result of the geology and no significant or consistent variances were noted.

The majority of the drill holes in the resource database are core holes drilled by Cyprus. Arimetco drilled with core and by reverse circulation methods. Although Arimetco did not have the same quantity of internal or external check assays as Cyprus, Arimetco made extensive use of an independent, reputable commercial lab. In addition, Bikerman Engineering & Technology Associates concluded that the Arimetco basic data, drill logs and assays sheets were done in sufficient quality typical of industry activity at the time (1990’s).

In summary, Bikerman Engineering & Technology Associates concluded that both Cyprus and Arimetco conducted standard documented copper analyses in–house and with external labs, had some degree of QA/QC procedures in place and detected no significant problems with repeatability or accuracy of copper assays.

Intra–Company Verifications

The Johnson Camp Mine was operated by Cyprus and Arimetco and evaluated by Summo prior to our Company’s ownership of the Johnson Camp property. Arimetco conducted drilling and assaying that confirmed the work of Cyprus, and Summo conducted mapping, drilling and assaying that confirmed the work of Cyprus and Arimetco. Bikerman Engineering & Technology Associates concluded that it is a very compelling verification procedure when a second and third company does confirmation drilling and assaying, with different drilling techniques and analytical labs, and the data is correlative.

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

Third Party Reviews

Various third party independent reviews have been conducted on the Johnson Camp property. For example, in 1999, Summo commissioned an engineering firm to complete a feasibility study for the Johnson Camp property. In 2000, we commissioned an engineering firm to complete a feasibility study and in 2005 we requested an updated feasibility study and technical report for the Johnson Camp property. In the opinion of Bikerman Engineering & Technology Associates, these firms are known as reputable consulting/engineering companies providing audits, resource/reserve estimations and feasibility level evaluations to the mining industry. Bikerman Engineering & Technology Associates reviewed these reports and concluded that there are no serious data verification issues and that these reports are reasonable. Bikerman Engineering & Technology Associates found few database errors and omissions and acceptable limits of error.

The Summo commissioned feasibility study examined the drill hole database, geology, assays, bulk density measurements, QA/QC procedures and completed various block model–to–drill hole comparisons, and reconciliations of the model with historical productions. The Summo commissioned feasibility study verified the block model grades of their resource estimate against the Arimetco drill hole database. Bikerman Engineering & Technology Associates reviewed the Summo commissioned feasibility study and concluded that this work verifies that the constructed resource block model, is representative of the data base and that the examination by the engineering company and the prior operators verifies the database.

Independent sampling of remaining core to compare with historical assays was attempted, however a large portion of the split core from Cyprus drilling is no longer available and assays for samples that have been archived for over 20 years are not a good comparison with the originally fresh core samples. However, Bikerman Engineering & Technology Associates concluded that of the limited number of samples collected, individual sample variances occur, but globally the grades do not differ much.

Reconciliations

As the drill hole database is the foundation of the resource and reserve estimates, Bikerman Engineering & Technology Associates concluded that the most significant verification of the drill hole database was the comparison of its derived block model with the production of mined material. This was accomplished by a reconciliation of the drill hole determined block model tonnage and grade against the blast–hole determined tonnage and grade. The results of reconciliations indicated the model generally replicated or slightly underestimated grade for similar tonnages.

The feasibility study commissioned by Summo compared total historical production with the block model and found both tonnage and grade to be within 0.8% of the combined Cyprus and Arimetco production. Bikerman Engineering & Technology Associates concluded that this is a close correlation between the historical production and the database–derived block model.

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

In 2006, we commissioned a third party consultant to review the applicability of the drill hole data base. Bikerman Engineering & Technology Associates reviewed the verification work done by the consultant and concurred with the conclusions of the consultant. In April 2006, the consultant visited the Johnson Camp Mine and prepared a spreadsheet summary listing all available drill hole data. The consultant tabulated the rotary, reverse circulation and core drilling done on the Burro and Copper Chief deposits.

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

With the exception of two shallow drilling programs by Cyprus and Arimetco all the assay certificates for all the data in the electronic database were located. Additionally, geologic logs for over 95% of the drilling completed in the resource areas were located and reviewed by Bikerman Engineering & Technology Associates.

In summary, all four levels of data verification revealed only minor database errors. Bikerman Engineering & Technology Associates concluded that the minor database errors were within acceptable levels, and they had no reason to believe that the Johnson Camp resource database does not accurately reflect the drill logs.

Metallurgical Test Work

Metallurgical testing was completed in three programs. The first was authorized by Arimetco in May 1995 and was completed at an independent laboratory. The two ore samples that were subjected to testing were collected at the Johnson Camp Mine by Arimetco personnel and consisted of, respectively, approximately 2,000 pounds of run–of–mine schist/shale ore and 8,500 pounds of run–of–mine Diabase ore. Seven column tests were used to evaluate the influence of crush size on copper extraction and each ore was tested at a nominal crush size of three inches and a nominal crush size of one inch. The results of the tests showed that when leached for 60 days, crushing the ore significantly increased the copper extraction for both sizes of crushed ore. The ore was still leaching copper when the test program was stopped at 60 days.

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

The third test program was authorized by our Company in August 2010 and was completed at a column leach test facility constructed on the mine site. Leach Inc., an independent contractor, supervised all phases of the column leach tests. Nord personnel collected the bulk ore samples from the Burro and Copper Chief pits. One sample of each of the four major rock formations was taken from each of the two pits. One sample of the Lower Abrigo Formation, Bolsa Quartzite, Diabase and Pioneer Shale were taken from the Burro Pit and the same rock formations were taken from the Copper Chief Pit. The locations of the eight bulk samples were based on preliminary channel sampling. The samples were crushed to P/80 minus one inch agglomerated, and loaded into eight-8 inch test columns 20 ft. in height. After a three day cure, leach solution made up of JCM raffinate to which acid had been added was pumped to each column at the rate of 0.0043 gallons per minute/ft2. PLS from each column was collected daily, analyzed, and both copper recovery and acid consumption calculated. The column tests ran for up to 111 days. The data suggests that the current assay method for determining acid soluble copper significantly underestimated the percentage of the copper which is actually soluble under the operating conditions at the Johnson Camp mine. The Company has decided not to make adjustments at this time to the existing mine plan but will monitor results and make appropriate adjustments when it restarts the mining of new ore.

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

In summary, our expectations with respect to copper recovery rates significantly exceed historical experience at the Johnson Camp Mine, as we plan on continuing to crush the ore to a smaller size than previously crushed with the view to increasing leaching efficiency, once we resume mining operations. We believe that our expectations are reasonable, given our view that Cyprus and Arimetco placed uncrushed or improperly crushed ore on the leach pads, which resulted in differing recovery projections and rates. However, there can be no assurance that we will be able to meet these expectations and projections at an operational level. (See “Risk Factors – Risks Related to Our Company”).

Water Supply

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

Consideration is being given to once again tapping into the water source of the well that suffered a collapse of its well casing by drilling a new well beside the location of the aforementioned malfunctioning well, as it is believed that there remains a significant water resource that could produce an additional 200-300 gallons per minute. In addition, recent drilling associated with geophysical testing demonstrated that that particular well was capable of producing 130 gallons per minute. Activation of these two wells in combination could likely produce, in themselves, nearly 50% of the water requirements for Johnson Camp Mine’s operation.

In August 2010, we entered into an agreement with a nearby rancher for the purchase of water from any of his three wells that have a capacity of approximately 500 to 600 gallons per minute which is currently approximately 150% more than is required at this time. The aquifer associated with these wells has been tested revealing that the sustainable yield of the aquifer is greater than 1600 gallons per minute.

Royalty Obligations

Arimetco

Copper metal produced from the Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1,000,000. During 2012 and 2011, the Company accrued royalty expense of $45,140 and $71,643, respectively, and made payments thereon of $36,250 and $105,000, respectively. As of December 31, 2012, the Company has incurred and paid a total of $521,294 and $393,231, respectively, under this commitment. Accordingly, the total amount accrued under this obligation as of December 31, 2012 is $128,063 and is included within accounts payable on the consolidated balance sheet.

Royal Gold

During March 2009, the Company sold a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp to Royal Gold (formerly known as IRC Nevada Inc.), for net proceeds of approximately $4,950,000. This amount was recorded on the consolidated balance sheet as deferred revenue and is being amortized to revenue over the life of the mine based on a “units of production method” basis. During 2012 and 2011, the Company accrued royalty expense of $203,427 and $361,069, and made payments thereon of $15,000 and $195,000, respectively. Accordingly, the total amount accrued under this obligation as of December 31, 2012 and 2011 is $1,350,182 and $1,161,755, respectively, and is included within accounts payable on the consolidated balance sheets.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2012 and 2011, $247,042 and $110,269, respectively, in accrued interest was included in accrued interest on the consolidated balance sheets.

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

The Johnson Camp property also includes unpatented claims. The rights of mineral claimants on federal lands are governed by both the Mining Law of 1872 and the mining claim location requirements of Arizona law. Under federal mining law, a mining claim may be patented and conveyed from the United States into fee ownership. An unpatented mining claim is a right of possession in the claimant to develop and mine federal lands and minerals owned by the United States. Mining claims are located in accordance with both state and federal law, which require notice by placing monuments at the claim site and registration with the county recorder; an annual affidavit showing monies spent on labor or improvements is required to maintain the claim. Congress has placed a moratorium on the processing of mineral patent applications filed after 1994.

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

Under the federal Clean Water Act and delegated state water–quality programs, point–source discharges into “Waters of the United States” are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill materials into “Waters of the United States,” including wetlands. Storm water discharges also are regulated under the storm water program. All of those programs impose permitting and other requirements on our operations. Arizona has been delegated authority under the federal NPDES permitting program. We maintain an active Storm Water Pollution Prevention Plan onsite and regularly update the plan according to new rules and/or changes in on-site conditions. In addition, certain proposed activities (increased heap leach pad capacity, new ponds and waste dump facilities) may require a U.S. Army Corps of Engineers section 404 Dredge & Fill Permit. We are examining this in more detail.

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

Under Arizona’s Aquifer Protection Permit Program, facilities that “discharge”, including certain mining operations, are required to obtain an Aquifer Protection Permit (“APP”).

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

  a Stipulated Judgment and Stipulated Judgment Entry Agreement be entered with the ADEQ which provided for civil penalties in the amount of $4,325,000 as a consequence of violation of Consent Order #P401-1 and the aquifer protection laws, subject to the agreement by the ADEQ that it would not file for entry of the judgment unless Compliance Order APP–1 14– 02 was violated and the violation was not cured on a timely basis, or unless we became the subject of a bankruptcy, insolvency or receivership proceeding prior to achieving compliance with Compliance Order APP–1 14–02; and

  an Escrow Agreement is entered with the ADEQ requiring a $1,500,000 deposit by our Company into an escrow account to be used solely to pay for the direct costs of bringing the Johnson Camp Mine into compliance with Compliance Order APP–1 14–02 and the aquifer protection laws.

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

In October 2010, the Arizona Department of Environmental Quality (ADEQ) issued an Aquifer Protection Permit (APP) for the Johnson Camp Mine property.

As previously disclosed in our annual report on Form 10–K for the year ended December 31, 2011, our Company and ADEQ reached an agreement to settle the all unresolved issues resulting from previously issued Notices of Violation in respect of our APP for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of drinking water system under a definitive schedule. These improvements were completed by June of 2011 at an estimated cost approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions resolving these matters was finalized in April 2011. As of September 30, 2012, the liability was paid in full.

In December 2011, Nord received notification from the ADEQ that it has made the APP subject to a significant amendment. Receipt of the amended APP is subject to fulfilling certain standard conditions -in particular, that Nord pay fees to ADEQ for the technical review of the application for the APP, and that Nord submit an updated Financial Assurance Mechanism (reclamation bond) for an additional $575,000.

The Company plans to finance this as part of the funding to build the new leaching pad, if such funding becomes available. Upon its issuance, the amended APP will supersede the APP issued in October 2010.

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

Aquifer Protection Permit (APP)

APP issued by ADEQ in October 2010; APP made subject to an amendment in December 2011. Receipt of amended APP is subject to fulfilling certain standard conditions: Nord to pay fees to ADEQ for the technical review of the APP application, and submit an updated Financial Assurance Mechanism (reclamation bond) for an additional $575,000.

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

Landscape and Aggregate Rock Operation

The Johnson Camp property includes decorative and structural stone operations, which produce landscape and aggregate rock from the overburden piles at the Johnson Camp Mine. We currently lease the landscape rock operation to Texas Canyon Rock & Sand in exchange for royalty payments based on tons sold. In October 2012, we received $180,000 from Texas Canyon Rock & Sand in exchange for $204,000 in royalty payment credits. As of December 31, 2012, the Company owed $136,930 in royalty payment credits.

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

ITEM 4. MINE SAFETY DISCLOSURES

We are required to disclose in this report certain information about the Company’s U.S. mining operations, including the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 by the U.S. Labor Department’s Mine Safety and Health Administration. Information concerning such safety information related to our Company’s U.S. mining operations or other regulatory matters required to be disclosed for the year ended December 31, 2012 is included as Exhibit 95.1 to this annual report on Form 10-K and incorporated by reference herein.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the Toronto Stock Exchange (TSX), in Canadian dollars, under the symbol “NRD” on January 21, 2008, and on the OTC Bulletin Board (OTCBB) under the symbol “NRDS” on March 5, 2008.

Our common stock was delisted from the TSX with effect from the close of market on July 30, 2010 due to our Company’s inability to meet the continued listing requirements of the TSX.

On February 23, 2011, our common stock was delisted from the OTCBB, and now trades exclusively on the OTCQB. According to the notice published on the OTCBB website (www.otcbb.com), our common stock is no longer eligible for quotation on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. The stock will remain ineligible for quotation on the OTCBB until the Financial Industry Regulatory Authority, Inc. accepts a Form 211 filed pursuant to SEC Rule 15c2-11 by a market maker who wishes to resume quotations in the stock on the OTCBB.

The following table sets forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the OTCQB, and on the OTCBB until its delisting from that market. The prices relating to the OTC markets reflect inter–dealer prices, without retail mark–up, markdown or commission and may not represent actual transactions.

OTCQB

	2012	2011
1st Quarter	$0.05 – 0.10	$0.17 – 0.25
2nd Quarter	0.05 – 0.10	0.12 – 0.25
3rd Quarter	0.05 – 0.06	0.10 – 0.16
4th Quarter	0.02 – 0.05	0.05 – 0.10

OTCBB

2011
1st Quarter(1)	$0.15 – 0.28
2nd Quarter	N/A
3rd Quarter	N/A
4th Quarter	N/A
1) Effective on February 23, 2011, our common stock was delisted from the OTC Bulletin Board

Holders

The number of record holders of our common stock, $0.01 par value, as of March 15, 2013 was 1,888.

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

Under the Amended and Restated 2006 Stock Incentive Plan, stock options may be granted as either incentive stock options under section 422 of the Code and the related regulations, or as non–incentive stock options under section 83 of the Code. As of December 31, 2012, we have granted a total of 9,704,243 non–qualified stock options, 5,403,797 DSUs and 200,000 incentive stock options under the Amended and Restated 2006 Stock Incentive Plan. In addition, 4,657,413 previously issued non–qualified stock options have been cancelled.

We have also granted non–qualified stock options under individual compensation arrangements, which have been authorized by our board of directors. Such options have been granted outside of, and are therefore not subject to, the Amended and Restated 2006 Stock Incentive Plan.

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2012.

The following table provides a summary of the number of stock options and deferred stock units under equity compensation plans outstanding as at December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	8,821,394(1)	0.18(3)	349,373
Total(2)	8,821,394(1)	0.18(3)	349,373

Notes:

(1)

Includes 4,438,494 shares of common stock reserved for issuance in connection with stock options granted under the 2006 Stock Incentive Plan, and 4,382,900 shares of common stock reserved for issuance in connection with deferred stock units granted to our Company’s non–executive directors under the 2006 Stock Incentive Plan. A total of 1,193,182 deferred stock units were not issued until January 2013, but are included in this table as they were issued to our non–executive directors in respect of services rendered during the quarter ended December 31, 2012.

(2)

Includes certain options granted to executive officers pursuant to employment agreements described in more detail under the caption “Employment Contracts and Termination of Employment and Change–In–Control Arrangements.”

(3)	The deferred stock units are disregarded for purposes of calculating the weighted average exercise price of outstanding options.

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, we did not issue any securities without registration under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2012 and 2011 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2012 and 2011, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward–looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

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

We are currently in default under our Credit Agreement with Nedbank and our Copper Hedge Agreement with Nedbank Capital and our unsecured note with Fisher Industries. Nedbank, Nedbank Capital, and Fisher Industries have not exercised their respective rights to note us in default. However, our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under the Credit Agreement and the Copper Hedge Agreement, raise approximately $20 million dollars in additional capital, and on our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flows from operations, all of which is uncertain.

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

In addition, assuming we are able to resume full mining operations, we now plan to utilize our own employees in the mining segment of the operations. Consequently, we will need to secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of approximately $17 million. We plan to lease this fleet under a lease to purchase option. If we are unable to secure such a lease on commercially reasonable terms, we may need to raise additional capital or incur a significant increase in the cost of operations.

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank, Nedbank Capital nor Fisher Industries exercises its rights to note us in default, our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured). Any actions by Nedbank, Nedbank Capital or Fisher Industries to enforce their respective rights could force us into bankruptcy or liquidation, and we will not be able to continue as a going concern.

Furthermore, if our residual leaching and solvent extraction/electro-winning operations become economically unviable, we would be forced to terminate our operations, significantly reduce our workforce, place the Johnson Camp Mine on a care and maintenance program, and, perhaps, sell some of our assets (subject to the consent of our secured creditors, as appropriate).

Our Plan of Operations

Overview

We commenced the reactivation process at the Johnson Camp Mine in late June 2007. Our current operational plan includes resumption of mining and crushing activities at the Mine with the view to realizing our estimated full production rate of 25 million pounds of copper cathode per annum. However, our operational plan is subject to our ability to refinance our obligations under our Credit Agreement with Nedbank, our Copper Hedge Agreement with Nedbank Capital and our unsecured note payable to Fisher Industries, and on our ability to raise approximately $20 million dollars in additional capital (including the estimated $18 million that we would require to cover the capital costs of developing and constructing our planned new leach pad). As noted above, we will also need to secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of approximately $17 million, preferably under lease to purchase options.

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

As explained in more detail below, we are now in default under our credit agreement with Nedbank and our copper hedge agreement with Nedbank Capital and our unsecured note with Fisher Industries. However, Nedbank, Nedbank Capital and Fisher Industries have not exercised their respective rights to note us in default. Accordingly, we intend to continue with our operations in the ordinary course, as we aggressively pursue certain opportunities that we have generated to refinance and/or recapitalize our Company.

We continue to target a production rate of 25 million pounds of copper per year. However, we cannot achieve this at least until we have completed and put into full operation our planned new leaching pad. We expect that the new pad, which will be about double the size of two of our existing three pads, could be operational approximately 150 days after we have obtained the financing needed to build it (which cannot be assured at this time). We estimate that we would incur approximately $18 million in capital costs for the development and construction of the new leach pad and will require an additional $2 million in working capital. As a part of the capital costs for the development and construction of the new leach pad, we will need to secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of approximately $17 million, preferably under lease to purchase options.

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

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due between March 31, 2010 and December 31 2012, respectively and interest payments totaling $7,363,900 during the same time period to Nedbank under the terms of the amended and restated credit agreement dated March 31, 2009. The Company is now in default of its obligations under the credit agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 is included in the Company’s current liabilities. Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the March 31, 2010 principal and interest payment, the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to LIBOR plus 9.06% .

In accordance with the credit agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the credit agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and credit agreement. Furthermore, under the credit agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank Capital between April 6, 2010 and January 6, 2012 under the terms of its Copper Hedge Agreement. As of December 31, 2012, the total amount due to Nedbank Capital as a result of these missed payments is $16,106,691 and is included in copper derivatives settlement payable on the consolidated balance sheet.

Royalties Payable

In March 2009, our Company sold to Royal Gold, formerly International Royalty Corporation, acting through its subsidiary IRC Nevada Inc., a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds from the sale were $4,950,000. The royalty is payable in cash on a quarterly basis. During 2012 and 2011, the Company accrued royalty expense of $203,427 and $361,069 and made payments of $15,000 and $195,000, respectively. Accordingly, the total amount accrued under this obligation as of December 31, 2012 and 2011 is $1,350,182 and $1,161,755, respectively, and is included within accounts payable on the consolidated balance sheets.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance therewith, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2012 and 2011, included in accrued interest on the consolidated balance sheets is $247,042 and $110,269, respectively, related thereto.

Fisher Industries Note

In July 2010, we reached an agreement with Fisher Industries to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. Under our agreement with Fisher Industries, Fisher Industries is entitled to receive weekly payments on our unsecured note with the amounts based on a formula related to the weekly level of copper sales made by our Company. The outstanding principal under our promissory note to Fisher was due and payable on July 31, 2012. The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012.

In order to perfect its default status, Fisher Industries must first provide the Company a written notice of default. If the Company fails to the make the required payment to remedy the default within three business days, the whole sum shall become immediately due and payable at the option of Fisher without further notice. As of the date of this report, the Company has not received notification of default from Fisher. As of December 31, 2012, current maturities of long-term debt in the amount of $6,183,499 are reflected in the consolidated balance sheet.

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

We estimate we will need to incur an additional $18 million in capital costs before we can resume mining operations at the Johnson Camp Mine, primarily for the development and construction of a new leach pad as described above. We will also need to increase our reclamation bond by $575,000 before we place the new leach pad into operation. In addition, we will need to secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of approximately $17 million, preferably under lease to purchase options.

These cost figures do not include inflation, interest and other financing costs.

The Company must raise this capital from external sources and we cannot be assured that we will be successful in our endeavors.

Liquidity and Financial Resources

As noted above, our Company’s continuation as a going concern is dependent upon our ability to: (a) refinance the obligations under the Credit Agreement with Nedbank, the Copper Hedge Agreement with Nedbank Capital and our unsecured note payable to Fisher Industries; (b) our ability to raise approximately $20 million dollars in additional capital (including the estimated $18 million that we would require to cover the capital costs of developing and constructing the planned new leach pad, and the $575,000 needed to increase our reclamation bond); (c) secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of $17 million (included in the approximately $20 million dollars in additional capital); and (d) on our ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. All of this remains uncertain.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of December 31, 2012 and 2011:

	As of		As of
	December 31,		December 31,
	2012		2011

Cash reserves	$11,863	(1)	$118,058	(1)

Working capital surplus (deficiency)	$ (57,999,677	) (2)	$ (51,783,180	) (3)

Notes:

(1)	Excludes $686,476 being held in conjunction with two letters of credit.
(2)

Includes $23,257,826 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable, $8,478,396 in accrued interest and $6,183,499 of current maturity of long-term debt.

(3)

Includes $21,481,183 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable, $6,190,999 of current maturity of long-term debt and $1,776,643 in senior long-term debt accelerated due to default.

Results of Operations – Years Ended December 31, 2012 and 2011

The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2012 and 2011.

Consolidated Income (Loss) From Operations

	Year Ended December 31
	2012	2011
Net sales	$8,141,816	$14,488,727

Costs applicable to sales (exclusive of depreciation, depletion and
amortization shown separately below)	11,373,568	16,899,398
General and administrative expenses	1,472,942	2,096,697
Depreciation, depletion and amortization	765,363	1,111,844
Loss from operations	$(5,470,057)	$(5,619,212)

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

One hundred percent of the copper cathode production from the Johnson Camp Mine has been sold to Red Kite Master Fund Limited under the previously described off-take agreements. Our existing agreement with Red Kite runs through June 30, 2013 with renewable extensions by mutual agreement of both parties.

We recorded revenues of $8,141,816 (including $29,750 in amortization of deferred revenue) from the sale of 2,257,040 pounds of copper cathode for the year ended December 31, 2012. The year-over-year decline in copper production is due to the steady decline in our inventory of ore on the existing leach pads. The average realized price of copper sold during the year ended December 31, 2012 was $3.61 per pound, or $3.59 per pound if the amortization of the royalty is excluded.

We recorded revenues of $14,488,727 (including $45,948 in amortization of deferred revenue) from the sale of 3,582,142 pounds of copper cathode for the year ended December 31, 2011. The average realized price of copper sold during the year ended December 31, 2011 was $4.04 per pound, or $4.03 per pound if the amortization of the royalty is excluded.

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

During 2012, we incurred $11,373,568 of costs applicable to sales from the sale of copper (including $8,130,004 in abnormal production costs due to the under-utilization of plant capacity. The average cost per pound of copper sold during the year ended December 31, 2012 was $5.04 per pound. The increase in abnormal production costs is primarily related to the decline in copper production resulting from the steady decline in our inventory of ore on the existing leach pads. The average cost per pound of copper sold excluding abnormal production costs was $1.44 per pound.

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

General and Administrative Expenses

Our general and administrative expenses decreased to $1,472,942 during 2012 as compared to $2,096,697 in 2011. The decrease of $623,755 in general and administrative expenses is primarily due to a $393,435 decrease in professional and consulting fees, a $181,790 decrease in employee and director compensation and a $37,718 decrease in employee travel expense.

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

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization expenses (“DD&A”) decreased by $346,481 in 2012, as compared to 2011. The decrease was primarily due to a decrease in copper produced in the current period as compared to the same period in the prior year.

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

Other Income (Expense)

The following table sets forth our other income (expense) during the fiscal years ended December 31, 2012 and 2011:

	Year Ended December 31
	2012	2011
Other income (expense)
Interest expense	$(4,125,119)	$(3,743,336)
Gain (Loss) on derivatives classified as trading securities	54,896	(1,038,103)
Loss on impairment of property and equipment	(851,526)	-
Miscellaneous income (expense)	137,462	84,357
Total other income (expense)	$(4,784,287)	$(4,697,082)

The increase in other expense of $87,205 for the year ended December 31, 2012 in comparison to the same period in the prior year was primarily a result of an increase in loss on impaired assets held for sale of ($851,526) and a $381,783 increase in interest expense which was offset by an reduction in net loss incurred in derivatives classified as trading securities of $1,092,999.

Upon completion of the refinancing, the Company plans to construct and place into service a new leach pad. Consequently, the Company does not plan to place additional crushed ore on the existing pads. Therefore, the overland conveyor which previously transported ore from the agglomerator to a transition conveyor just east of the existing pads is no longer needed and has been put up for sale. A replacement conveyor belt which can only be used on this conveyor is also considered redundant and has also been put up for sale. The book value of this equipment as of December 31, 2012 is $1,319,526. The Company believes the fair market value of this equipment is approximately $468,000. Consequently, the Company has recorded a charge of $851,526 in Other Income (Expense) on the Consolidated Statements of Operations.

Net Loss

The following table reflects our net loss for the years ended December 31, 2012 and 2011, after taking into account the amounts recognized as other income or expenses.

	Year Ended December 31
	2012	2011
Loss from operations	$(5,470,057)	$(5,619,212)
Other expense	(4,784,287)	(4,697,082)
Provision for income taxes	–	–
Net loss	$(10,254,344)	$(10,316,294)

We recorded a net loss of $10,254,344 for the year ended December 31, 2012 as compared to a net loss of $10,316,294 for the year ended December 31, 2011. The decrease in net loss of $61,950 between these periods is primarily due to a reduction in loss from operations of $149,155, offset by an increase in other expenses of $87,205.

We recorded a net loss of $10,316,294 for the year ended December 31, 2011 as compared to a net loss of $21,205,410 for the year ended December 31, 2010. The decrease in net loss of $10,889,116 between these periods is primarily due to the unrealized loss on de-designation of copper hedges and interest rate swaps as trading securities of ($13,712,395) recognized in 2010 offset by an increase in loss from operations of $3,796,803.

Cash Flows from Operating Activities

Our cash flows from operating activities during 2012 were $(141,728). Our cash flows from operating activities for 2012 include a net loss of $(10,254,344) offset by: $765,363 in non-cash depreciation, depletion and amortization, $402,471 of non-cash accretion expense, $105,000 of non-cash stock based compensation expense and operating cash flows generated by a decrease in copper inventories of $2,886,577, an increase in accounts payable and accrued expenses of $769,206, and an increase in accrued interest of $3,545,059.

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

Cash Flows from Investing Activities

Our cash flows from investing activities during 2012 were ($43,697) due mainly to capital expenditures for engineering of Leach Pad 5.

Our cash flows from investing activities during 2011 were ($753,910) due mainly to capital expenditures incurred on the engineering of Leach Pad 5.

We estimate that we will incur an additional $18 million in capital costs during the next year, primarily for the development and construction of a new leach pad. The new pad, which will be about double the size of our existing three pads, should be operational within approximately 150 days after we have obtained the financing needed to build it (which cannot be assured at this time). The estimated start-up date for the new pad is subject to the Company’s ability to raise the requisite capital thus completing our current effort to restructure our capital structure. As a part of the capital costs for the development and construction of the new leach pad, we will need to secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of approximately $17 million, preferably under lease to purchase options.

Cash Flows from Financing Activities

Our cash flows from financing activities during 2012 were $79,230 compared to $(321,019) for the same period in 2011. This change is principally related to additional convertible debt issued to related parties of $87,500 and the reduction in principal payments being made on long term debt on the Fisher Note of ($296,929).

Our cash flows from financing activities during 2011 were $(321,019) compared to $(1,772,098) for the same period in 2010. This amount is principally related to a reduction in principal payments on the Fisher Note of $(1,400,143).

As noted above, we estimate we will need to incur an additional $18 million in capital costs before we can resume mining operations at the Johnson Camp Mine, primarily for the development and construction of a new leach pad. We will also need to increase our reclamation bond by $575,000 before we place the new leach pad into operation. In addition, we will need to secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of approximately $17 million, preferably under lease to purchase options. However, our ability to address these items is contingent upon our ability to raise the requisite external capital. We are currently exploring various opportunities for external financing; however, there is no assurance that we will be successful in our endeavors.

Off–Balance Sheet Arrangements

We have no off–balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2012 and 2011 and for the each of the two years in the period ended December 31, 2012, and the related notes to the consolidated financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of		Current Office with Nord Resources
Residence	Age	Corporation	Director Since

Ronald A. Hirsch(1) Laguna Beach, CA	69	Director and Chairman	September 7, 2000

Stephen D. Seymour Baltimore, MD	71	Director	October 15, 2003

Douglas P. Hamilton North Chatham, MA	71	Director	February 15, 2006

John F. Cook Roslin, ON, Canada	73	Director	February 15, 2006

Wayne M. Morrison Tucson, AZ	55	Chief Executive Officer, Chief Financial Officer and Secretary	N/A

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

John F. Cook – Mr. Cook has been a director of our Company since February 15, 2006. Mr. Cook is the President of Tormin Resources Limited, a private company providing consulting services to the mining industry. He holds a Bachelor of Engineering (Mining), C. Eng UK, and P. Eng Ontario, and brings to Nord more than 40 years of experience in the operations and management of mining companies. Mr. Cook’s positions included Senior Mining and Managing Consultant, RTZ Consultants Ltd. (1974–78), Associate and Principal, Golder Associates Ltd. (1978–83), Senior Project Manager, General Manager, and Vice President Engineering, Lac Minerals Ltd. (1983–90), Vice President Operations, Goldcorp Inc. (1990–94), and Navan Resources Plc, Operations Director (1994–96). Currently, Mr. Cook serves as the President of Firebird Resources. He is also a director of Aldridge Minerals Inc., Strategic Resources, Caracara Silver Inc., and Cerro Resources NL.

We believe that the following experience, qualifications, attributes and skills possessed by Mr. Cook lend themselves to service as a director of our Company:

CEO/Executive Management Skills

Experience as President of Tormin Resources Limited, a private company providing consulting services to the mining industry, past Chairman of Wolfden Resources and Premier Gold Mines Limited, past President of San Anton Resources Corporation and current President of Firebird Resources Inc. Past and present directorships of several companies.

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

Board Independence

The board of directors determined that Douglas P. Hamilton, John F. Cook, and Stephen Seymour each qualify as independent directors under the listing standards of the NYSE Amex Equities Exchange.

Committees of the Board of Directors

Our board of directors currently has four committees: an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee, and an Environmental, Health, and Safety Committee. These Committees were established in February 2006, except the Environmental, Health, and Safety Committee, which was established in March 2011.

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

here are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal years ended December 31, 2012 and 2011, except as disclosed below, these filings were made on a timely basis:

No. of Late Reports During the	No. of Late Reports During the

Reporting Person	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Ronald Hirsch	3	1
Wayne Morrison	Nil	Nil
Douglas Hamilton	Nil	1
Stephen Seymour	Nil	1
John Cook	Nil	1
Geologic Resource Partners, LLC	Nil	Nil
Ross Beaty	1	Nil

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

No substantive amendments were made to our Company’s Code of Ethics during the fiscal year ended December 31, 2012, and no waivers of our Company’s Code of Ethics were granted to any principal officer of the Company or any person performing similar functions during the fiscal year ended December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2012;

(b)

each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2012, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2012;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)	Total ($)
Ronald A.	2012	23,077(2)	–	–	–	–	–	–	23,077
Hirsch	2011	147,596(3)	–	–	–	–	–	–	147,596
Chairman
Wayne M.	2012	182,692(4)	–	–	–	–	–	15,529(5)	198,221
Morrison	2011	250,000	–	–	156,870	–	–	7,892(6)	414,762
Chief
Executive
and Chief
Financial
Officer,
Secretary and
Treasurer

Notes:

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2012 and 2011 financial years for the fair value of stock options granted to each Named Executive Officer. The Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service– based vesting conditions. For additional information on the valuation assumptions with respect to the options, refer to Note 20 under the heading “Stock–Based Compensation” in our consolidated financial statements.

(2)	Amount excludes $76,923 of deferred pay which is payable to the Named Executive Offer when the Company is in the financial position to do so.

(3)	Amount includes the receipt of 82,418 shares of Nord common stock valued at $11,538 in lieu of cash compensation and $26,442 in cash compensation earned in 2010.

(4)	Amount excludes $67,308 of deferred pay which is payable to the Named Executive Offer when the Company is in the financial position to do so.

(5)	Amount includes $4,605 in Company contribution to the Named Executive Officer’s 401(K) Retirement Plan and $10,928 in medical insurance reimbursement.

(6)	Amount includes $4,395 in Company contribution to the Named Executive Officer’s 401(K) Retirement Plan and $3,497 in medical insurance reimbursement.

Outstanding Equity Awards as of December 31, 2012

The following table summarizes the outstanding equity awards as of December 31, 2012 for each of our named executive officers:

Option Awards						Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market
			Equity				of	Number	or Payout
			Incentive			Number	Shares	of	Value of
			Plan			of	or	Unearned	Unearned
			Awards:			Shares	Units	Shares,	Shares,
	Number of	Number of	Number of			or Units	of	Units or	Units or
	Securities	Securities	Securities			of Stock	Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Ronald	100,000	N/A	N/A	$0.68	6/11/2017	N/A	N/A	N/A	N/A
A. Hirsch	66,667	N/A	N/A	$0.09	11/26/2013	N/A	N/A	N/A	N/A
Wayne M.	166,667	N/A	N/A	$0.09	11/26/2013	N/A	N/A	N/A	N/A
Morrison	500,000	N/A	N/A	$0.14	10/25/2015	N/A	N/A	N/A	N/A
	500,000	N/A	N/A	$0.16	3/14/2016	N/A	N/A	N/A	N/A
	796,496	398,247	N/A	$0.12	8/29/2016	N/A	N/A	N/A	N/A

Equity Compensation Plans

As disclosed in more detail under the heading “Market For Common Equity And Related Shareholder Matters – Equity Compensation Plans”, we have granted options under the Amended and Restated 2006 Stock Incentive Plan. We have also granted stock options under individual compensation arrangements, and under the Coyote Springs option.

There are 4,438,494 stock options outstanding at December 31, 2012, all of which have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2013 to 2017.

To date, certain equity–based fees have been paid to our non–executive directors in the form of awards issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for services rendered during the year ended December 31, 2012.

Compensation of Directors

The following table summarizes the compensation of our Company’s directors for the year ended December 31, 2012:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards ($)(3)	Non–Equity Incentive Plan Compen– sation ($)	Non–qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation ($)	Total ($)
Doug Hamilton	–	40,000(4)	–	–	–	–	40,000
Stephen Seymour	–	32,500(4)	–	–	–	–	32,500
John Cook	–	32,500(4)	–	–	–	–	32,500

Notes:

(1)	Ronald Hirsch a member of our board of directors is a Named Executive Officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2012 fiscal year for the fair value of deferred stock units, or DSUs, granted in 2012. Fair value is calculated using the average of the high and low price of our stock on the trading day prior to the date of grant. The outstanding DSUs for the directors at December 31, 2012 are as follows: Douglas Hamilton (1,989,416 DSUs), Stephen Seymour (1,602,763 DSUs), and John Cook (790,721 DSUs).

(3)	This column represents the fair value of the options awarded in 2012. Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures related to service based vesting conditions.

(4)	Fair value of deferred stock units issued pursuant to our Company’s Amended and Restated 2006 Stock Incentive Plan.

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

To date, the equity–based fees have been payable in shares of our common stock pursuant to our 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in DSUs. Each of our non–executive directors exercised such rights in respect of the equity–based fees payable to him for 2012 and 2011. Accordingly, all retainer fees paid during 2012 and 2011 were paid in DSUs. The DSUs are subject to the Amended and Restated 2006 Stock Incentive Plan. DSUs are awarded on a quarterly basis at the end of March, June, September and December, or as otherwise determined by the administrator of the Amended and Restated 2006 Stock Incentive Plan. The number of DSUs awarded each quarter is calculated by dividing the total fees payable to each director for that quarter by the fair market value of our common stock, determined in accordance with the Amended and Restated 2006 Stock Incentive Plan. Each DSU is the economic equivalent of one share of our common stock. The DSUs will be converted into shares of common stock upon the director’s termination of service, or as otherwise provided in their individual deferral election.

During 2012, Douglas Hamilton, the Chairman of our Audit Committee, received 973,195 deferred stock units; John Cook, the Chairman of our Compensation Committee, received 790,721 deferred stock units; and Stephen Seymour, the Chairman of our Corporate Governance and Nominating Committee received 790,721 deferred stock units. During 2012, 310,977 DSUs issued to John Cook were converted into common shares. The deferred stock units are subject to the Amended and Restated 2006 Deferred Stock Unit Plan.

We did not pay cash fees to our non–executive directors during the year ended December 31, 2012. As of December 31, 2012, the Company owed John Cook $1,500 in fees.

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

Effective January 19, 2011, we entered into an amended and restated executive employment agreement with Mr. Morrison to cover his duties and responsibilities as our Chief Executive and Chief Financial Officer. Mr. Morrison has agreed to perform the duties and responsibilities set out in the agreement, as well as those duties that our board of directors may from time to time reasonably determine and assign.

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

Effective August 30, 2011 (the “Addendum Effective Date”), the Company and Mr. Morrison have entered into an Addendum (the "Addendum") to Mr. Morrison's Amended and Restated Executive Employment Agreement, pursuant to which the following changes have been made to Mr. Morrison's Executive Employment Agreement:

  Additional Bonus. The Company shall pay Mr. Morrison an additional bonus in the amount of $300,000 at the same time and under the same terms and conditions as provided in that Section 4(e) of the Executive Employment Agreement. Section 4(e) of the Executive Employment Agreement provides that, among other things, Mr. Morrison is entitled to a bonus under the Company's 2010/2011 Bonus Program equal to 50% of his base salary upon the receipt by the Company of sufficient funds to (i) restructure the Company's existing debt under the secured term-loan credit facility provided by Nedbank, and under the Copper Hedge Agreement with Nedbank Capital, and (ii) construct Leach Pad 5.

  Health Insurance and Benefits. If Mr. Morrison elects not to participate in the Company's health insurance plan, the Company shall pay to Mr. Morrison, on a monthly basis, an amount equal to the monthly premium payment the Company would pay to provide health insurance for Mr. Morrison and his family under the Company's health insurance plan. Such amount shall be paid in accordance with the Company's usual payroll.

  Life Insurance. The Company shall pay for and provide to Mr. Morrison a ten-year term life insurance policy with a death benefit in the amount of $3,000,000.00, insuring the life of Mr. Morrison as the insured thereunder.

  Disability Insurance. The Company shall pay for and provide to Mr. Morrison a disability insurance policy in the highest amount for which Mr. Morrison is able to qualify in accordance with the underwriting requirements of the insurer issuing the disability insurance policy.

In addition, the Addendum provides that the Company shall grant to Mr. Morrison that number of additional non-qualified common stock share purchase options (the "Additional Options"), having a value of $100,000 as of the Addendum Effective Date, as determined in accordance with the Black-Scholes method of valuation, with a duration of five (5) years, pursuant to the Company's 2006 Stock Incentive Plan. The Company has issued a total of 1,194,743 Additional Options, each exercisable at an exercise price of $0.12 per share. One-third of the Additional Options shall vest as of the Addendum Effective Date, one-third of the Additional Options shall vest on the first anniversary of the Addendum Effective Date, and the final one-third of the Additional Options shall vest on the second anniversary of the Addendum Effective Date.

2012 Bonus Plan

In June 2012, we replaced the 2010-2011 Bonus Plan with the 2012 Bonus Plan, for the purpose of retaining and providing an incentive to certain key employees other than Mr. Morrison involved in recapitalizing the Company, in the construction of the new pads, and the restart of mining operations at the Johnson Camp Mine. Should all of these milestones be achieved in accordance with the 2012 Bonus Plan, a total of $461,000 would be paid out to the participants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 15, 2013 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 120,063,264 shares of common stock outstanding as of March 15, 2013.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 15, 2013, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of March 15, 2013
Name and Address of Beneficial Owner(1)	Shares	Percent
Named Executive Officers and Directors(2)
Ronald A. Hirsch
Chairman	10,235,324(3)	9.0%

Stephen D. Seymour
Director	6,384,612(4)	5.6%

Douglas P. Hamilton
Director	200,000(5)	0.2%

John F. Cook
Director	1,887,827(6)	1.7%

Wayne M. Morrison
Chief Executive, Chief Financial Officer, Secretary and
Treasurer	2,338,992(7)	2.0%

Directors and Executive Officer as a Group
(Five Persons)	21,046,757	18.4%

Notes

(1)

Under Rule 13d–3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on March 15, 2013.

(2)	The address of the executive officers and directors is c/o Nord Resources Corporation, 1 West Wetmore Road, Suite 203, Tucson, Arizona, 85705.

(3)

Includes 166,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days and 723,372 shares which may be acquired pursuant to the conversion of a convertible notes and accrued interest totaling $74,726.

(4)

Includes 166,667 shares of common stock that may be acquired pursuant to options exercisable within 60 days and 318,592 shares which may be acquired pursuant to the conversion of a convertible note and accrued interest totaling $61,055. Also includes 1,575,000 shares of common stock held by Mr. Seymour as a co–trustee of a trust, and 36,300 owned by his spouse. Mr. Seymour disclaims beneficial ownership of the 36,300 shares of common stock owned by his spouse.

(5)	Includes 200,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(6)

Includes 1,687,827 outstanding shares of common stock, all of which are owned by Tormin Resources Limited, a company owned and controlled by Mr. Cook. Also includes 200,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(7)	Includes 1,963,163 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

The following table sets forth, as of March 15, 2013, certain information regarding beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

		Common Stock Beneficially Owned
Name and Address Of Beneficial			Percent of
Owner	Title of Class	Number of Shares	Class(1)

Ross J. Beaty 864930 B. C. Ltd. 1550-625 Howe Street Vancouver, B.C. Canada V6C 2T6	Common Stock	34,916,096(2)	30.7%

Riaz Shariff 1704 Al Moosa Tower 1 Sheikh Zayed Road Dubai, U.A.E.	Common Stock	5,870,000(3)	5.2%

Notes

(1)

Applicable percentage of ownership is based on 120,063,264 shares of common stock outstanding as of March 15, 2013 together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2013, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 685,103 shares which may be acquired pursuant to the conversion of a convertible notes and accrued interest totaling $27,404.

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

Unpatented mining claims. Land which has been staked and recorded in appropriate mining registries and in respect of which the owner has the right to explore for and exploit the minerals contained in such land and to conduct mining operations thereon. In this annual report, unpatented mining claims refer to lode claims (and not placer claims).

Volt–ampere. A unit of electric power equal to the product of one volt and one ampere, equivalent to one watt.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We have appointed Mayer Hoffman McCann P.C. to serve as our independent auditors for the years ended December 31, 2012 and December 31, 2011. We have not retained the services of any other independent auditors. Mayer Hoffman McCann P.C. performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2012 and December 31, 2011:

Audit Fees

2012	2011
$195,380	$280,830

Audit Related Fees

2012	2011
None	None

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

Tax Fees

2012	2011
$40,995	$37,525

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2012	2011
None	None

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

10.9	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(10)

10.10	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010(10)

10.11	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(11)

10.12	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(12)

10.13	Settlement Agreement among Nord Resources Corporation, Fisher Sand & Gravel Co. and F5 Equipment Inc. dated July 28, 2010(14)

10.14	Promissory Note of Nord Resources Corporation dated July 28, 2010 and payable to Fisher Sand & Gravel Co. in the principal sum of $8,200,000(14)

10.15	Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011. (15)

10.16	Addendum dated August 30, 2011 to Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011(16)

10.17	Cathode Sales Agreement effective January 1, 2013, with Red Kite Master Fund Limited (17)

10.18	Amendment dated March 20, 2013 to Cathode Sales Agreement effective January 1, 2013 with Red Kite Master Fund Limited(17)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Consents of Experts and Counsel

23.1	Consent of Mayer Hoffman McCann P.C. (17)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(17)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(17)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002(17)

Mine Safety Disclosure Exhibit

95.1	Mine Safety Disclosure(17)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan(8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008(6)

99.3	Nord Resources Corporation 2010-2011 Bonus Plan (13)

Data Files
101.INS	XBRL Instance File(17)
101.SCH	XBRL Schema File(17)
101.CAL	XBRL Calculation File(17)
101.DEF	XBRL Definition File(17)
101.LAB	XBRL Label File(17)
101.PRE	XBRL Presentation File(17)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.

(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.

(3)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.

(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.

(6)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2007, filed with the SEC on August 14, 2007.

(7)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

(8)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.

(9)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.

(10)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(11)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(12)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.

(13)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

(14)	Incorporated by reference from our current report on Form 8-K dated July 29, 2010 and filed with the SEC on July 29, 2010.

(15)	Incorporated by reference from our amended current report on Form 8-K/A dated November 30, 2010 and filed with the SEC on January 25, 2010.

(16)	Incorporated by reference from our current report on Form 8-K dated September 1, 2011 and filed with the SEC on September 1, 2011.

(17)	Filed herewith.

FINANCIAL STATEMENTS FILED AS PART OF
THIS ANNUAL REPORT ON FORM 10–K

Index

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nord Resources Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Nord Resources Corporation and Subsidiary (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Nord Resources Corporation and Subsidiary as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company reported net losses of ($10,254,344) and ($10,316,294) during the years ended December 31, 2012 and 2011, respectively. In addition, as of December 31, 2012 and 2011, the Company reported a deficit in net working capital of ($57,999,677) and ($51,783,180), respectively. As discussed in Note 2 to the consolidated financial statements, the Company’s significant historical operating losses, lack of liquidity, and inability to make the requisite principal and interest payments due under the terms of the Amended and Restated Credit Agreement with its senior lender raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.
Mayer Hoffman McCann P.C.
Denver, Colorado
March 27, 2013

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$11,863	$118,058
Accounts receivable	24,795	345,382
Inventories	2,533,192	3,763,892
Prepaid expenses and other assets	172,300	159,986

Total Current Assets	2,742,150	4,387,318

Property and Equipment, at cost:
Property and equipment	49,634,502	50,518,198
Less accumulated depreciation, depletion, and amortization	(6,648,074)	(6,313,728)

Property and Equipment, net	42,986,428	44,204,470

Other Assets:
Deposits	123,579	146,079
Restricted cash and marketable securities	686,476	686,476
Debt issuance costs, net of accumulated amortization	54,604	368,684
Stockpiles and ore on leach pads	4,412,151	6,347,012

Total Other Assets	5,276,810	7,548,251

Total Assets	$51,005,388	$56,140,039

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Continued)

	At December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$4,490,509	$4,163,041
Accrued expenses	1,845,712	1,316,074
Accrued interest	8,478,396	4,933,337
Copper derivatives settlement payable	16,106,691	16,106,691
Current maturity of long-term debt	6,183,499	6,190,999
Current maturities of senior long–term debt	23,257,826	21,481,183
Current maturities of derivative contracts, at fair value	-	54,896
Senior long-term debt accelerated due to default	-	1,776,643
Other current liabilities	379,194	147,634

Total Current Liabilities	60,741,827	56,170,498

Long–Term Liabilities:
Deferred revenue, less current portion	4,623,366	4,646,868
Accrued reclamation costs	3,597,968	3,195,497
Other long-term liabilities	6,136	14,635

Total Long–Term Liabilities	8,227,470	7,857,000

Total Liabilities	68,969,297	64,027,498

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock: $.01 par value, 400,000,000 shares authorized, 112,488,604 and 112,177,627 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	1,124,887	1,121,777
Additional paid–in–capital	122,308,030	122,133,246
Accumulated deficit	(141,396,826)	(131,142,482)

Total Stockholders’ Deficit	(17,963,909)	(7,887,459)

Total Liabilities and Stockholders’ Deficit	$51,005,388	$56,140,039

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
Net sales	$8,141,816	$14,488,727
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	11,373,568	16,899,398
Operating expenses (includes stock based compensation of $177,894 and $290,202, respectively)	1,472,942	2,096,697
Depreciation, depletion and amortization	765,363	1,111,844

Loss from operations	(5,470,057)	(5,619,212)
Other income (expense):
Interest expense	(4,125,119)	(3,743,336)
Gain (Loss) on derivatives classified as trading securities	54,896	(1,038,103)
Loss on impairment of property and equipment	(851,526)	-
Miscellaneous income	137,462	84,357
Total other expense	(4,784,287)	(4,697,082)

Loss before income taxes	(10,254,344)	(10,316,294)
Provision for income taxes	-	-
Net loss	$(10,254,344)	$(10,316,294)
Net loss per basic and diluted share of common stock:
Weighted average number of basic common shares outstanding	114,944,800	113,608,523
Basic loss per share of common stock	$(0.09)	$(0.09)
Weighted average number of diluted common shares outstanding	114,944,800	113,608,523
Diluted loss per share of common stock	$(0.09)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Equity (Deficit)

	Shares	Amount

Balance at December 31, 2010	111,814,852	$1,118,149	$121,835,134	$(120,826,188)	$2,127,095

Net loss	-	-	-	(10,316,294)	(10,316,294)

Common stock issued for settlement of accounts payable	82,418	824	10,714	-	11,538
Compensation expense from issuance of stock options	-	-	185,202	-	185,202
Common stock issued for deferred stock units	280,357	2,804	(2,804)	-	-
Compensation expense from issuance of deferred stock units	-	-	105,000	-	105,000

Balance at December 31, 2011	112,177,627	1,121,777	122,133,246	(131,142,482)	(7,887,459)

Net loss	-	-	-	(10,254,344)	(10,254,344)

Compensation expense from issuance of stock options	-	-	72,894	-	72,894
Common stock issued for deferred stock units	310,977	3,110	(3,110)	-	-
Compensation expense from issuance of deferred stock units	-	-	105,000	-	105,000

Balance at December 31, 2012	112,488,604	$1,124,887	$122,308,030	$(141,396,826)	$(17,963,909)

The accompanying notes are an integral part of these consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(10,254,344)	$(10,316,294)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	765,363	1,111,844
Accretion expense on accrued reclamation costs	402,471	375,302
Amortization of debt issuance costs	314,080	345,969
Issuance of stock options for services rendered	72,894	185,202
Issuance of deferred stock units for services rendered	105,000	105,000
Loss on impairment of property and equipment	851,526	-
Loss on sale of property and equipment	3,235	10,980

Changes in assets and liabilities:
Accounts receivable	320,587	97,021
Inventories, stockpiles and ore on leach pads	2,886,577	4,365,857
Prepaid expenses and other assets	(12,314)	(13,452)
Accounts payable	248,067	467,629
Accrued interest	3,545,059	2,340,860
Copper derivatives settlement payable	-	9,275,951
Derivative contracts, at fair value	(54,896)	(8,623,030)
Deferred revenue	121,328	(45,948)
Accrued expenses and other liabilities	521,139	413,059
Deposits	22,500	(22,986)

Net Cash Provided (Used) By Operating Activities	(141,728)	72,964

Cash Flows From Investing Activities:
Capital expenditures	(43,697)	(753,910)

Net Cash Used By Investing Activities	(43,697)	(753,910)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(7,500)	(304,429)
Proceeds from issuance of notes payable-related party	87,500	-
Principal payments on capital lease	(770)	(16,590)

Net Cash Provided (Used) By Financing Activities	79,230	(321,019)

Net Decrease in Cash and Cash Equivalents	(106,195)	(1,001,965)

Cash and Cash Equivalents at Beginning of Year	118,058	1,120,023

Cash and Cash Equivalents at End of Year	$11,863	$118,058

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$151,893	$559,407
Income taxes	-	-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company is currently in default on its Credit Agreement, as amended, with Nedbank, its Copper Hedge Agreement with Nedbank Capital, and its unsecured note with Fisher Industries. As of the date of these consolidated financial statements, neither Nedbank nor Fisher Industries have exercised their rights under their respective debt agreements to provide notification of such condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company. The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank, the Copper Hedge Agreement with Nedbank Capital, and the unsecured note with Fisher Industries, thus curing the current state of default under the respective agreements, raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to resume full operations and achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate. The Company’s ramp-up of production since the commencement of commercial production has been slower than originally forecasted. In July 2010, the Company implemented measures to reduce costs, maximize cash flow, and improve efficiencies. The Company immediately suspended the mining and crushing of ore. In addition, the Company initiated additional drilling, metallurgical testing and assaying to enhance the understanding of mineralogy and the distribution of acid-soluble grades in the block model; and, updating the mine plan to optimize production and increase operating efficiencies. Since July 2010, the Company has made several additional reductions in their workforce in response to subsequent decreases to copper production.

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

During the year ended December 31, 2011, the Company made the following changes to estimates having a material impact on the current and/or future consolidated financial statements: a) As of March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (based on 2011 dollars). This estimate was subsequently refined during the quarter ended June 30, 2011 to $10,100,000. Accordingly, these cash flow revisions were effected in the estimated fair value of the asset retirement obligation as of June 30, 2011 which decreased the obligation by a net amount of $1,112,771 from the amount recorded at December 31, 2010.

The Company is currently in the process of revising its estimate of the proven and probable reserves at the Johnson Camp Mine. As the Company has allocated $0 to proven and probable reserves on the consolidated balance sheet as of December 31, 2012 and 2011, a revision, if and when it occurs, is not expected to have a material impact on the Company’s consolidated financial statements. Furthermore, under current market conditions, the Company does not believe that a revision will trigger an impairment analysis for its long lived assets. A revision to the estimate of proven and probable reserves, when and if it occurs, will be accounted for on a prospective basis and will impact those items that are amortized via the units of production method; specifically property and equipment and deferred revenue.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As required by the Credit Agreement with Nedbank Limited (“Nedbank”) dated June 28, 2007 (the “Credit Agreement”), the Company is required to maintain a balance of the greater of (a) $3,000,000 or an amount equal to obligations scheduled to become due during the period of the next two consecutive fiscal quarters. The Company believes that it is not required to maintain the Debt Service Reserve Balance until it is in the financial position to fund such an account. The Company did not maintain any restricted cash balances at December 31, 2012 and 2011, respectively.

Restricted marketable securities held as collateral for power and environmental obligations at December 31, 2012 and 2011, consist of certificates of deposit (“CDs”) which are considered held-to-maturity securities and are stated at amortized cost of $686,476 on the consolidated balance sheets. The CDs expired in December 2012 and were simultaneously renewed for a 12 month period, extending their maturity date to December 2013. The CDs carried a stated interest rate of .05% per annum which remained unchanged upon renewal. All marketable securities are defined as held-to-maturity securities, trading securities or available-for-sale securities under the applicable guidance related to the accounting for certain investments in debt and equity securities. Management determines the appropriate classification of the Company’s investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought with the intent and ability to be held to maturity are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost on the consolidated balance sheet until sold. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Debt securities, for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Accounts Receivable

The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses based upon history of past write–offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determined that no allowance for losses was required as of December 31, 2012 and 2011.

Revenue Recognition

The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer.

Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories and classified as such on the consolidated balance sheet. Inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long–term metals prices, less the estimated costs to complete production and bring the product to sale. Write–downs of inventories, resulting from net realizable value impairments, are reported as a component of income (loss) from operations. Abnormal production costs, which are costs incurred in excess of “standard”, or the average cost to produce a pound of copper at normalized production capacity, are expensed as incurred. During the years ended December 31, 2012 and 2011, abnormal production costs were $8,130,004 and $11,755,375, respectively, and are included in cost applicable to sales within the consolidated statements of operations.

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

Derivative Instruments and Hedging Activities

Copper Price Protection Program

In connection with the credit agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consisted of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities, based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives did not require the physical delivery of copper cathode and were expected to be net cash settled upon maturity and/or settlement of the contracts based upon the average daily London Metal Exchange (“LME”) cash settled copper price for the month of settlement. The program required no cash margins, collateral or other security from the Company. As of December 31, 2012 and 2011, all of the copper derivative instruments had matured.

Interest Rate Swaps

In November 2008, the Company entered into an interest rate swap agreement to hedge the interest rate risk exposure on its $25 million Nedbank credit facility expiring between 2009 and 2012. Under the interest rate swap contract terms, the Company receives LIBOR and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from the Company. Under the terms of the interest rate swap, settlements began on March 31, 2009 and occur every three months thereafter until the contract expired on September 28, 2012.

Under ASC guidance for derivative instruments and hedging activities, the interest rate swap agreement is carried on the consolidated balance sheets at estimated fair value which was $0 and ($54,896) as of December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, the Company recognized $42,480 and $209,185, respectively, in interest expense in the consolidated statements of operations related to the quarterly settlements under the terms of the interest rate swap. In addition, the Company recognized unrealized gains of $0 and $167,874, respectively, related to the changes in estimated fair value of the interest rate swap that occurred during the years ended December 31, 2012 and 2011, respectively.

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

The following table sets forth the financial assets and liabilities within the consolidated balance sheets as of December 31, 2011 that were measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

The Company’s copper forward contracts and call options on copper forward contracts are covered under a master netting agreement with the counterparty, Nedbank, and, as such, are netted within the consolidated balance sheets. As of December 31, 2012 and 2011, all of the copper forward and call option contracts had matured.

The following table sets forth the financial assets and liabilities within the consolidated balance sheet as of December 31, 2011 that were measured at fair value on a non-recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
December 31, 2011
Liabilities:
Asset retirement obligation	$(2,934,979)	–	–	$(2,934,979)

The Company estimates its asset retirement obligations and related accrued reclamation costs using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes. In March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (based on 2011 dollars). This estimate was subsequently refined during the quarter ended June 30, 2011 to $10,100,000. Accordingly, these cash flow revisions were effected in the estimated fair value of the asset retirement obligation as of June 30, 2011.

Shipping and Handling Costs

The Company includes shipping and handling costs related to the transport of finished goods in operating expenses.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan as interest expense. The debt issuance costs are being amortized over the term of the related financing facility using the straight–line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $1,515,331 and $1,201,251 at December 31, 2012 and 2011, respectively. Unamortized debt issuance costs were $54,604 and $368,684 at December 31, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at exploration, development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after the existence of proven and probable reserves have been established. Development costs include costs incurred resulting from mine preproduction activities undertaken to gain access to proven and probable reserves including ramps, permanent excavations, infrastructure, removal of overburden and the substantial completion of the testing phase of the mining and ore processing activities. Additionally, interest expense allocable to the cost of developing mining properties and of constructing new facilities is capitalized until the assets are ready for their intended use. Accordingly, the Company did not capitalize any interest costs incurred during the years ended December 31, 2012 and 2011, respectively.

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

Long–Lived Assets

The Company reviews and evaluates its long–lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for the Johnson Camp Mine include estimates of recoverable pounds of copper, copper prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based upon life–of–mine engineering plans and feasibility studies. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. During the year ended December 31, 2012, the Company recognized a loss of $851,526 on impairment of property and equipment as discussed in Note 6. No impairment losses were recorded during the year ended December 31, 2011.

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

Net Income (Loss) per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants. Outstanding options, warrants, and other convertible securities to purchase 7,516,492 and 61,706,635 shares of common stock for the years ended December 31, 2012 and 2011, respectively, are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti–dilutive.

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

Recently Issued Accounting Guidance

In May 2011, the ASC guidance for fair value measurements was updated to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments in this update will improve the comparability of fair value measurements presented and disclosed in the financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2012, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the ASC guidance for presentation of comprehensive income was updated to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income to facilitate the convergence of U.S. GAAP and IFRS. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update should be applied retrospectively. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2012, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

3. INVENTORY

Inventory is as follows:

	At December 31,
	2012	2011
Current Assets:
Copper in process	$2,018,795	$3,170,759
Finished goods	72,815	37,361
Material and supplies	441,582	555,772
	2,533,192	3,763,892
Long-Term Assets:
Stockpiles and ore on leach pads	4,412,151	6,347,012
	$6,945,343	$10,110,904

The Company’s inventories are carried at the lower of cost or net realizable value. Cost for the product inventory is valued using the average cost of production and includes all costs of purchase, costs of conversion (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company only considers those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Accordingly, the Company expensed $8,130,004 and $11,755,375 of abnormal costs incurred above the standard cost to produce a pound of copper, during the years ended December 31, 2012 and 2011, respectively.

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

Production of Copper from Mining of New Ore

As a result of the development and testing of mining operations for the production of new ore, the Company began producing a nominal amount of copper cathode from newly-mined ore in February 2009. The Company achieved commercial production from the mining of new ore, which was based upon substantial completion of the testing and development phase, on April 1, 2009. Upon the achievement of commercial production from the mining of new ore, the costs to operate the mine were expensed as incurred and the capitalized mine development costs associated with the production of copper from the mining of new ore commenced being amortized over the life of the mine based on a “units of production” method. As the Johnson Camp Mine attained the production stage on April 1, 2009, subsequently, no mine development costs were capitalized. During 2012 and 2011, the Company did not amortize any mine development costs from the development and testing of mining operations of new ore as all of the copper produced during the year was from residual leaching. The balance of the mine development costs, net of accumulated amortization, for development and testing of mining operations of new ore was $1,671,646 as of December 31, 2012 and 2011.

5. PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	At December 31,
	2012	2011

Land	$87,114	$87,114
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	2,708,870	2,708,870
Mining and other equipment	42,457,786	43,341,482
Total	$49,634,502	$50,518,198

Accumulated depreciation, depletion and amortization	(6,648,074)	(6,313,728)
Net property and equipment	$42,986,428	$44,204,470

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $765,363 and $1,111,844 for the years ended December 31, 2012 and 2011, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of December 31, 2012 and 2011, $644,145 and $923,129, respectively, of DD&A costs were included in copper inventories.

6. LOSS ON IMPAIRMENT OF PROPERTY AND EQUIPMENT

Upon completion of the refinancing, the outcome of which is not assured, the Company plans to construct and place into service a new leach pad. Consequently, the Company does not plan to place additional crushed ore on the existing pad. Therefore, the overland conveyor which currently transports ore from the agglomerator to a transition conveyor just east of the existing pads is no longer needed. A replacement conveyor belt which can only be used on this conveyor is also considered redundant. The net book value of this equipment prior to impairment was $1,319,526. The Company believes the fair value of this equipment is approximately $468,000 and estimated its fair value based on similar property and equipment in the southwestern United States. Consequently, the Company has recorded an impairment charge of $851,526 in Other Income (Expense) on the Consolidated Statements of Operations.

The following table sets forth the estimated fair value and the impairment of the assets that are measured on a non-recurring basis by level within the fair value hierarchy as of December 31, 2012:

			Impairment
	Level 2	Total	Loss
December 31, 2012
Asset:
Property and equipment	$468,000	$468,000	$(851,526)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	At December 31,
	2012	2011

Accrued payroll expense	$379,529	$244,666
Accrued property taxes	1,404,917	984,651
Other accrued liabilities	61,266	86,757

Total	$1,845,712	$1,316,074

As of December 31, 2012, other current liabilities of $379,194, that are not included in accrued expenses above, are primarily comprised of $187,500 in related party convertible notes payable to Mr. Ron Hirsch, Chairman of the Company’s Board of Directors, Mr. Stephen Seymour, a Director of the Company, Mr. Ross Beatty, a major shareholder and $183,002 in deferred revenue.

8. LONG–TERM DEBT

Long–term debt consists of the following:

	At December 31,
	2012	2011

Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(23,257,826)	(21,481,183)
Less long-term portion of senior facility accelerated due to default	–	(1,776,643)

Total	$–	$–

Senior Project Financing Facility

In March 2009, the Company agreed to amend and restate its $25 million Senior Project Financing Facility (“Credit Agreement”) with Nedbank. Payments of principal and interest on the loan are required to be made on the last business day of March, June, September, and December in each year, starting with the last business day of September 2009 and ending on the last business day of March 2013; the payments scheduled to be paid on March 31 and June 30, 2009 have been deferred until December 31, 2012 and March 31, 2013, respectively. In consideration of Nedbank’s agreement to amend and restate the Credit Agreement, the Company issued 731,480 common stock purchase warrants to N.B.S.A. Limited, a company affiliated with Nedbank. Each warrant is exercisable for two years and entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. The estimated $100,000 value of the warrants, as determined pursuant to the Black-Scholes model, has been capitalized as debt issuance costs and is being amortized to interest expense over the remaining life of the related debt. During the year ended December 31, 2011, the Company recognized $25,000 in interest expense related to this issuance. The warrants expired unexercised on March 31, 2011.

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due on between March 31, 2010 and December 31, 2012, respectively, and interest payments during the same period totaling $7,363,900 to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. The Company is now in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 must now be included in the Company’s current liabilities. Accordingly, the Company has reclassified $1,776,643 of senior long-term debt to current liabilities within its consolidated balance sheet as of December 31, 2011. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.37% at December 31, 2012). Accrued interest related to the Credit Agreement was $7,363,900 and $4,621,153 as of December 31, 2012 and 2011, respectively, and is included within accrued interest on the consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated credit agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of December 31, 2012 and 2011.

Pursuant to the terms of the Credit Agreement, as amended, upon default, Nedbank has the right, among others, to provide notification of such condition and commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company. To date, the Company has not received notification that Nedbank has exercised its rights under the Credit Agreement.

In accordance with the Credit Agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank Capital between April 6, 2010 and January 6, 2012 under the terms of its Copper Hedge Agreement. As of December 31, 2012 and 2011, the total amount due to Nedbank Capital under the Copper Hedge Agreement was $16,106,691 and is included in copper derivatives settlement payable within the consolidated balance sheets. Interest is being accrued on this liability at Nedbank’s internal borrowing rate (0.46% at December 31, 2012).

Note Payable with Mining Contractor

On July 29, 2010, the Company reached an agreement with Fisher Sand & Gravel Company (“Fisher”) to convert $8,200,000 of unsecured trade payables, including a former note in the amount of $850,000 and $110,500 of accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum.

Under the Settlement Agreement, Fisher receives weekly payments on the Note with the amounts based on a formula related to the level of copper sales made by the Company and the weekly realized price of copper. Accordingly, under the Settlement Agreement, if the Company ships four loads, as defined in the Settlement Agreement, or approximately 176,000 pounds of copper or greater on a weekly basis, the weekly payments are calculated by multiplying the base amount of $100,000 by a factor equal to the average weekly realized price of copper per pound divided by $3.00. If the Company ships between 132,000 (three loads) and 176,000 (four loads) pounds of copper on a weekly basis, the base weekly amount decreases to $75,000. If the Company ships less than 132,000 pounds of copper on a weekly basis, the amounts due under the note equates to interest only payments on the outstanding principal balance. Any unpaid principal, along with any accrued interest, was due in full on July 31, 2012.

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

During the years ended December 31, 2012 and 2011, the Company made principal payments on the Note totaling $7,500 and $304,429, respectively. During the years ended December 31, 2012 and 2011, interest payments of $151,893 and $373,749, respectively, were made in accordance with the Agreement. As of December 31, 2012, the total principal balance on the Note of $6,183,499 is included in current liabilities. The accrued interest related to the Note as of December 31, 2012 was $224,223.

9. SALE OF ROYALTY

On March 31, 2009, the Company sold to IRC Nevada Inc., an entity which was subsequently acquired by Royal Gold, a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are being expensed in the period incurred. During 2012, the Company recognized $29,750 in revenue and recorded $203,427 in royalty expense related to this royalty within the consolidated statement of operations. Total deferred revenue is $4,806,368 as of December 31, 2012, of which $183,002 is expected to be amortized to revenue over the next twelve months. During 2011, the Company recognized $45,948 in revenue and recorded $361,069 in royalty expense related to this royalty within the consolidated statement of operations.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2012 and 2011, included in accounts payable is $1,350,182 and $1,161,755, respectively, due to Royal Gold and, included in accrued interest on the consolidated balance sheets, is an additional $247,042 and $110,269, respectively, in accrued interest related thereto.

10. RECLAMATION COSTS

The Company estimates its asset retirement obligations using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes. In March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (based on 2011 dollars). This estimate was subsequently refined during the quarter ended June 30, 2011 to $10,100,000. Accordingly, these cash flow revisions were effected in the estimated fair value of the asset retirement obligation as revised in the second quarter ended June 30, 2011.

To calculate the estimated fair value of this obligation in accordance with the related ASC, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% . The estimated remaining life of the Johnson Camp Mine as of December 31, 2012 is thirteen years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2024 – 2025. As 100% of the cash flows are projected to occur in 2024 – 2025, 100% of the accrued reclamation costs are classified as long-term within the consolidated balance sheets. A reconciliation of the beginning and ending carrying amounts of the Company’s accrued reclamation costs as of December 31, 2012 and 2011 is as follows:

	2012	2011

Accrued reclamation costs, beginning of year	$3,195,497	$3,932,966
Accretion expense	402,471	375,302
Revisions to cash flow estimates	-	(1,112,771)

Accrued reclamation costs, end of year	$3,597,968	$3,195,497

11. COPPER PRICE PROTECTION PROGRAM

In connection with the Credit Agreement dated June 28, 2007 with Nedbank, the Company agreed to implement a price protection program with respect to a specified percentage of copper output from the Johnson Camp Mine. The price protection program consisted of financial derivatives whereby the Company entered into a combination of forward sale and call option contracts for copper quantities based on a portion of the estimated production from the Johnson Camp Mine during the term of the loan. These financial derivatives did not require the physical delivery of copper cathode and are expected to be net cash settled upon maturity and/or settlement of the contracts. The Company implemented the price protection program by entering into forward sales contracts for 4,560 (10,053,081), 3,600 (7,936,643), and 2,400 (5,291,095) metric tons (pounds) of London Metal Exchange (LME) cash settlement copper for 2009, 2010, and 2011, respectively, at a net forward price of $5,538 ($2.51), $4,841 ($2.20) and $4,413 ($2.00) per metric ton (pound) for the same respective periods. The Company simultaneously entered into long call options for the same quantities of copper at an average exercise price of $8,803 ($3.99), $8,523 ($3.87) and $8,723 ($3.96) for 2009, 2010 and 2011, respectively. The program required no cash margins, collateral or other security from the Company. Prior to April 1, 2010, these derivative contracts were classified as cash flow hedges of the price volatility inherent in the Company’s projected sales of copper. As of December 31, 2012 and 2011, all of the copper derivative contracts had matured and the outstanding amount due to the settlement of the contracts was record in copper derivatives settlement payable on the consolidated balance sheets.

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

As of December 31, 2012 and 2011, the Company is in default of the related Copper Hedge Agreement as it failed to make the requisite monthly payments (March 31, 2010 through December 31, 2011 settlements) related to the settlement of the derivative contracts. As of December 31 2012 and 2011, the total amounts owed to Nedbank as a result of these missed payments is $16,106,691, plus accrued interest thereon.

12. INTEREST RATE SWAP CONTRACT

In November 2008, the Company entered into an interest rate swap agreement to hedge the interest rate risk exposure on its $25 million Nedbank Credit Facility expiring between 2009 and 2012. Under the terms of the interest rate swap contract, the Company receives USD three-month LIBOR and pays a fixed rate of interest of 2.48% . The program requires no cash margins, collateral or other security from the Company. Under the terms of the interest rate swap, settlements began on March 31, 2009 and occur every three months thereafter until the contract expired on September 28, 2012.

Under ASC guidance for derivative instruments and hedging activities, the interest rate swap agreement is carried on the consolidated balance sheets at estimated fair value which was $0 and ($54,896) as of December 31, 2012 and 2011, respectively. Until July 1, 2010, this contract was designated as a cash flow hedge with changes in estimated fair value reflected in AOCI. As noted above, the Company continues to be in default on the Nedbank Credit Facility as it failed to make the requisite debt service payments for the period from March 31, 2010 to December 31, 2012.

During the years ended December 31, 2012 and 2011, the Company recognized $42,480 and $209,185, respectively, in interest expense in the consolidated statements of operations related to the quarterly settlements under the terms of the interest rate swap. In addition, during the years ended December 31, 2012 and 2011, the Company recognized a realized gain of $54,896 and an unrealized gain of $169,568, respectively, related to the changes in estimated fair value of the interest rate swap that occurred during the years ended December 31, 2012 and 2011.

As of December 31, 2011 estimated fair value balance includes a credit valuation adjustment of $1,694 which was based upon the Company’s estimated credit risk adjustment of 9.06% above the risk free rate, and is reported in unrealized gain on derivatives classified as trading securities within the consolidated statement of operations for the years ended December 31, 2011.

Fair Value of Interest Rate Swap Derivative Instruments

	Balance Sheet
	Location	Fair Value
As of December 31, 2011
Interest rate swap contracts	Current liabilities	$54,896

13. SALES AGREEMENT

The Company has entered into a long term copper cathode sales agreement effective February 1, 2008, with Red Kite Master Fund Limited ("Red Kite") for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through December 31, 2012 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite will accept delivery of the cathode at the Johnson Camp Mine, and pricing will be based on the average monthly COMEX price for high–grade copper. Accordingly, during the years ended December 31, 2012 and 2011, the Company sold approximately and 2,257,040 pounds (1,024 metric tons) and 3,582,142 pounds (1,625 metric tons) of copper cathode, respectively, to Red Kite under the terms of the agreement which represented 100% of the Company’s copper sales. In addition, amounts due from Red Kite comprised 0% and 95% of total accounts receivable as of December 31, 2012 and 2011, respectively.

14. INCOME TAXES

The components of the provision for income taxes as of December 31, 2012 and 2011 are as follows:

	2012	2011

Current:
Federal	$–	$–
State	–	–
Total current income tax expense	–	–

Deferred:
Federal	–	–
State	–	–
Total deferred income tax expense	–	–

Total	$–	$–

The provision for income taxes reconciles to the amount computed by applying the federal and state statutory rates to income before the provision for income taxes as follows:

	2012	2011

Federal statutory rate	35%	35%
State income taxes, net of federal benefits	5%	5%
Valuation allowance	(40)%	(40)%

Total	–%	–%

Significant components of deferred income taxes as of December 31, 2012 and 2011 are as follows:

	2012	2011

Net operating loss carry forwards	$29,050,000	$26,660,000

Other tax credits	1,040,000	1,040,000
Stock based compensation	800,000	807,000
Asset impairment	337,000
Accrued payroll expense	51,000	51,000
Losses on derivatives	6,370,000	6,392,000
Inventory	350,000	118,000
Accrued reclamation expense	373,000	214,000
Other	6,000	10,000
Valuation allowance	(38,127,000)	(34,805,000)

Total deferred tax asset	250,000	487,000

Depreciation and amortization	(250,000)	(487,000)

Total deferred tax liability	(250,000)	(487,000)

Net deferred tax asset	$–	$–

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2012 and 2011 as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance in 2012 and prior years to offset the entire deferred tax asset arising from the tax loss carry forward and other temporary differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The net change in the valuation allowance was an increase of $3,322,000 and a decrease of $4,152,000 in 2012 and 2011, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The tax benefits associated with employee exercises of non–qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce income taxes currently payable. However, no benefits were recorded to additional paid–in–capital in 2012 or 2011 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit.

At December 31, 2012, the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $79,600,000 and $26,200,000, respectively. The Company also had a capital loss carry forward of approximately $9,000,000 which expired in 2011. The NOL carry forwards expire in the years 2013 through 2032, and 2013 through 2017, for federal and state purposes, respectively. The Company believes that a change of control in accordance with section 382 of the Internal Revenue Code occurred on or before November 5, 2009, therefore, the Company’s ability to fully utilize its net operating loss carry forward in computing its taxable income will be limited to an annual maximum of the value of the Company just prior to the change in control multiplied by the long term tax exempt rate. This potential limitation has not been accounted for within the deferred income tax asset for net operating loss carry forwards; however, as previously discussed, the Company has applied a 100% valuation allowance against its net deferred tax assets as of December 31, 2012 and 2011, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2009 – 2012 remain open to examination by the Internal Revenue Service of the United States.

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

There were no stock options exercised during 2012 or 2011.

During 2011, the Company issued of 82,418 shares (valued at $11,538) of common stock to a current board member and the executive officers for payment for services rendered to the Company.

Deferred Stock Units

During the years ended December 31, 2012 and 2011, certain equity–based fees were paid to the Company’s non–executive directors in the form of awards issued pursuant to the Company’s 2006 Stock Incentive Plan. The non–executive directors have limited rights, exercisable within applicable time limits, to elect to have any percentage of such awards, and any percentage of cash fees, payable in deferred stock units (“DSUs”). Each of the Company’s non–executive directors exercised such rights in respect of the equity–based fees payable to them for 2012 and 2011. Accordingly, during 2012 and 2011, the Company credited a total of 2,554,637 and 1,004,694 DSUs, respectively, to its non–executive directors, and recognized compensation expense of $105,000 and $105,000, respectively, related to the issuance of these DSUs. During 2012 and 2011, 310,977 and 280,357 DSUs, respectively, were converted into common shares. As of December 31, 2012 and 2011, there were 4,382,900 and 2,139,240 DSUs outstanding, respectively.

Warrants

During 2012, all of the outstanding warrants expired unexercised. As of December 31, 2011, there were a total of 55,333,350 warrants, to purchase common shares of the Company at an average exercise price of $0.58 per share; 40,000,000 and 15,333,350 warrants had exercise prices of $.38 and $1.10 per share, respectively. As of December 31, 2012, there were no warrants outstanding.

16. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period which includes the effect of the outstanding deferred stock units. Diluted earnings (loss) per share are calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of stock options and warrants outstanding. Total outstanding stock options and warrants to purchase shares of the Company’s common stock were 7,516,491, and 61,706,635 as of December 31, 2012 and 2011, respectively. This includes outstanding promissory notes totaling $187,500 and accrued interest of $25,682 which may convert into 3,077,997 shares at the option of the note holder. Outstanding options and warrants to purchase shares of common stock for the years ended December 31, 2012 and 2011 are not included in the computation of diluted earnings (loss) per share as the effect of the assumed exercise of these options and warrants would be anti-dilutive.

The following table includes the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2012 and 2011:

	2012	2011
Numerator:
Net loss available for common stock holders	$(10,254,344)	$(10,316,294)

Denominator:
Basic
Weighted average outstanding shares of common stock	114,944,800	113,608,523
Diluted
Warrants	–	–
Stock options	–	–
Common stock and common stock equivalents	114,944,800	113,608,523

Loss Per Share:
Basic	$(0.09)	$(0.09)
Diluted	$(0.09)	$(0.09)

17. STOCK–BASED COMPENSATION

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

Stock Options

There are 4,438,494 stock options outstanding at December 31, 2012, all of which have been issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2013 to 2017.

During 2012, the Company did not grant any stock options to employees and recognized $72,894 in compensation expense. During 2011, the Company granted 2,739,243 stock options to employees and directors and recognized $185,202 in compensation expense.

The following table summarizes the annual activity for all stock options for the years ended December 31, 2012 and 2011:

		Weighted Average
	Number of Options	Exercise Price

Options outstanding at January 1, 2011	4,551,674	$.47
Granted	2,739,243.14
Exercised	–	–
Cancelled/Expired	(1,542,632)	.36

Options outstanding at December 31, 2011	5,748,285.34
Granted	–	–
Exercised	–	–
Cancelled/Expired	(1,309,791)	.87

Options outstanding at December 31, 2012	4,438,494	$.18

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of December 31, 2012:

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
	Outstanding	in Years	Exercise Price	Intrinsic Value

Total stock options	4,438,494	2.7	$.18	$–
Exercisable stock options	3,626,747	2.7	$.19	$–

The market price of the Company’s common stock on December 31, 2012 was $.02 per share. The weighted average exercise price of the total and exercisable stock options was $.18 and $.19, respectively. Accordingly, there was no intrinsic value of such total stock options and exercisable stock options on December 31, 2012.

The following table summarizes the activity in unvested stock options for the years ended December 31, 2012 and 2011:

		Weighted Average
		Grant Date
	Number of Options	Fair Value

Non–vested options outstanding at January 1, 2011	518,505	$.07
Granted	2,739,243.10
Vested	(1,643,294)	.09
Cancelled/Forfeited	(87,834)	.05

Non–vested options outstanding at December 31, 2011	1,526,620.10
Granted	–	–
Vested	(635,998)	.09
Cancelled/Forfeited	(78,875)	.11

Non-vested options outstanding at December 31, 2012	811,747	$.11

The total grant date fair value of options vested during the year ended December 31, 2012 was $60,128. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of December 31, 2012, 811,747 stock options remained unvested, resulting in $29,749 in compensation expense to be recognized over the next one and a half years.

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

The fair values for the stock options granted during 2011 were estimated at the respective dates of grant using the Black–Scholes option pricing model with the following assumptions:

2011
Risk–free interest rate	0.3% to 0.9%
Expected life	2.5 to 3.3 years
Expected volatility	115% to 126%
Expected dividend yield	0%

18. COMMITMENTS AND CONTINGENCIES

Effective June 1, 2006, the Company entered into a lease agreement for office space in Tucson, Arizona. The amount of the lease was $4,000 per month, subject to 3% escalation per annum and rental tax, and has a term of 5 years. Effective December 2012, the Company entered into a 6 month extension on the lease agreement at a rate of $4,000 per month plus rental tax. The following is a schedule of future minimum lease payments at December 31, 2012 under the Company’s operating leases that have non–cancelable lease terms in excess of one year:

Years Ending December 31,
2013	$20,000

Total	$20,000

Rental expense charged to operations was $71,842 and $74,237 for the years ended December 31, 2012 and 2011, respectively.

401(k) Retirement Plan

Effective March 7, 2008, the Company adopted a 401(k) Plan for all of its employees. Under the 401(k) Plan, when an employee meets certain eligibility requirements, the Company will make non-elective contributions in an amount equal to up to 4% of such employee’s eligible compensation, pursuant to the tax deferral “safe harbor” provided for in section 401(k) of the Internal Revenue Code. The Company recognized $60,709 and $69,491 of contribution expense related to the 401(k) plan during the years ended December 31, 2012 and 2011, respectively.

Consent/Compliance Orders

In November 2010, Nord and ADEQ reached an agreement to settle all unresolved issues resulting from previously issued Notice of Violations for a penalty of $65,000 and Nord’s completion of several monitoring wells and the installation of a drinking water system under a definitive schedule. These improvements were completed in June 2011 at a cost of approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions and resolving these matters was formally entered into in February 2011.

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

Employment Agreement

Effective August 30, 2011 (the “Addendum Effective Date”), the Company and Mr. Morrison have entered into an Addendum (the "Addendum") to Mr. Morrison's Amended and Restated Executive Employment Agreement, pursuant to which the following changes have been made to Mr. Morrison's Executive Employment Agreement:

  Additional Bonus. The Company shall pay Mr. Morrison an additional bonus in the amount of $300,000 at the same time and under the same terms and conditions as provided in that Section 4(e) of the Executive Employment Agreement. Section 4(e) of the Executive Employment Agreement provides that, among other things, Mr. Morrison is entitled to a bonus under the Company's 2010/2011 Bonus Program equal to 50% of his base salary upon the receipt by the
  Company of sufficient funds to (i) restructure the Company's existing debt under the secured term-loan credit facility provided by Nedbank, and under the Copper Hedge Agreement with Nedbank Capital, and (ii) construct Leach Pad 5.

  Health Insurance and Benefits. If Mr. Morrison elects not to participate in the Company's health insurance plan, the Company shall pay to Mr. Morrison, on a monthly basis, an amount equal to the monthly premium payment the Company would pay to provide health insurance for Mr. Morrison and his family under the Company's health insurance plan. Such amount shall be paid in accordance with the Company's usual payroll.

  Life Insurance. The Company shall pay for and provide to Mr. Morrison a ten-year term life insurance policy with a death benefit in the amount of $3,000,000, insuring the life of Mr. Morrison as the insured thereunder.

  Disability Insurance. The Company shall pay for and provide to Mr. Morrison a disability insurance policy in the highest amount for which Mr. Morrison is able to qualify in accordance with the underwriting requirements of the insurer issuing the disability insurance policy.

In addition, the Addendum provides that the Company shall grant to Mr. Morrison that number of additional non-qualified common stock share purchase options (the "Additional Options"), having a value of $100,000 as of the Addendum Effective Date, as determined in accordance with the Black-Scholes method of valuation, with a duration of five (5) years, pursuant to the Company's 2006 Stock Incentive Plan. The Company has issued a total of 1,194,743 Additional Options, each exercisable at an exercise price of $0.12 per share. One-third of the Additional Options shall vest as of the Addendum Effective Date, one-third of the Additional Options shall vest on the first anniversary of the Addendum Effective Date, and the final one-third of the Additional Options shall vest on the second anniversary of the Addendum Effective Date.

2012 Bonus Plan

In August 2012, the Company replaced the 2010-2011 Bonus Plan with the 2012 Bonus Plan, for the purpose of retaining and providing an incentive to certain key employees involved in the recapitalization of the Company, the construction of the new leach pads, and the restart of mining operations at the Johnson Camp Mine. The 2012 Bonus Plan does not include potential bonus payments to our Chief Executive Officer which are outlined in his employment agreement. Should all of these milestones be achieved in accordance with the 2012 Bonus Plan, a total of $461,000 would be paid out to the participants. As of December 31, 2012, no amounts were payable under this Plan.

Royalty Obligations

Arimetco

Copper metal produced from the Johnson Camp Mine is subject to a $0.02 per pound royalty payable to Arimetco when copper prices are in excess of $1.00 per pound. The royalty is capped at an aggregate of $1,000,000. During 2012 and 2011, the Company accrued royalty expense of $45,140 and $71,643, respectively, and made payments thereon of $36,250 and 105,000, respectively. As of December 31, 2012, the Company has incurred and paid a total of $521,294 and $393,231, respectively, under this commitment. Accordingly, the total amount accrued under this obligation as of December 31, 2012 is $128,063 and is included within accounts payable on the consolidated balance sheet.

Royal Gold

During March 2009, the Company sold a 2.5% royalty on the mineral production sold from the existing mineral rights at Johnson Camp to International Royalty Corporation, acting through its subsidiary, IRC Nevada Inc. (currently Royal Gold), for net proceeds of approximately $4,950,000. This amount was recorded on the consolidated balance sheet as deferred revenue and is being amortized to revenue over the life of the mine based on a “units of production method” basis. During 2012 and 2011, the Company recognized $29,749 and $45,948 in related royalty income, accrued $203,427 and $361,069 in royalty expense, and made payments thereon of $15,000 and $195,000, respectively. Accordingly, the total amount accrued under this obligation as of December 31, 2012 and 2011 is $1,350,182 and $1,161,755, respectively, and is included within accounts payable on the consolidated balance sheets.

Under the terms of the related agreement, amounts that are not paid to Royal Gold in accordance thereof, accrue interest at an annual rate of 12%. Accordingly, as of December 31, 2012 and 2011, included in accrued interest on the consolidated balance sheet is $247,042 and $110,269, respectively.

Letters of Credit

As part of its ongoing business and operations, the Company is required to provide bank letters of credit as financial support for various purposes, including environmental reclamation and other general corporate purposes. As of December 31, 2012 and 2011, there was $686,476 of outstanding letters of credit. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the Company. Certain of these instruments are associated with operating sites with long–lived assets and will remain outstanding until closure. The letters of credit are collateralized by $686,476 of held to maturity CDs included in restricted cash and marketable securities on the consolidated balance sheets as of December 31, 2012 and 2011.

19. LITIGATION

Other than as set forth below, as of December 31, 2012, the Company knows of no material, existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. Except as discussed below, the outcome of open unresolved legal proceedings is presently indeterminable. Therefore, except as noted below, any settlement resulting from the resolution of these contingencies will be accounted for in the period of settlement. The Company does not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact its financial position, results of operations or cash flows. Furthermore, it is the Company’s policy to accrue for the legal expenses associated with contingencies as the expenses are incurred.

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

On October 19, 2010, the Company was issued an APP for the Johnson Camp Mine property.

In November 2010, the Company and ADEQ reached an agreement to settle all unresolved issues resulting from the previously issued Notice of Violation for a penalty of $65,000 and the Company’s completion of several monitoring wells and the installation of a drinking water system under a definitive schedule. These improvements were completed in June of 2011 at a cost of approximately $400,000. In conjunction with this settlement, ADEQ also agreed to the termination of the outstanding Compliance Order. A Consent Judgment in Superior Court reflecting these key provisions and resolving these matters has been finalized and agreed to by the parties, and was formally entered into in February 2011. During the year ended December 31, 2012, the Company made payments totaling $16,250. As of December 31, 2012, there was no balance due liability.

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

20. RELATED PARTY TRANSACTIONS

During 2012 and 2011, the Company incurred $0 and $4,500, respectively, for consulting services rendered by Mr. John Cook, a Director of the Company, related to mining plans for the Johnson Camp Mine.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents a summary of the Company’s financial instruments as of December 31, 2012:

	Carrying	Estimated Fair
	Amount	Value

Financial Assets:
Cash and cash equivalents	$11,863	$11,863
Accounts receivable	24,795	24,795
Restricted marketable securities	686,476	686,476
Financial Liabilities:
Accounts payable	4,490,509	***
Accrued expenses	1,845,712	***
Accrued interest	8,478,396	***
Copper derivatives settlement payable	16,106,691	***
Current maturity of long-term debt	6,183,499	***
Senior long-term debt	23,257,826	***
Other current liabilities	379,194	***

The carrying amounts for cash and cash equivalents, accounts receivable and restricted marketable securities approximate fair value because of the short maturities of these financial instruments.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of December 31, 2012 is considered impracticable. In addition, due the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable, long-term debt, and other current liabilities as of December 31, 2012 is also considered impracticable.

22. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities, accounts receivable, and derivatives. The Company places its cash and marketable securities with high quality financial institutions and limits its credit exposure with any one financial institution. At times, the Company’s bank account balances may exceed federally insured limits. As of December 31, 2012 and 2011, 0% and 95%, respectively, of the Company’s total accounts receivable were from one customer to whom 100% of the Company’s copper production is sold.

The Company neither deposited nor holds any collateral related to its derivative financial instruments. In addition, to date, the Company has not required any of its counterparties or customers to post collateral.

23. NON–CASH INVESTING AND FINANCING ACTIVITIES

Supplemental Disclosure of Non–cash Investing and Financing Activities as
of December 31, 2012 and 2011:	2012	2011

Common stock issued in exchange for deferred stock units	$3,110	$2,804
Capitalization of asset retirement obligation	-	(1,112,771)
Change in depreciation expense allocated to inventories	(89,721)	(162,794)
Change in depreciation expense allocated to stockpiles and ore on leach pads	(189,263)	(274,519)
Change in property and equipment financed by accounts payable	(79,401)	(208,061)
Reclassification of amounts paid on accrued interest to copper derivatives settlement payable	-	829,768
Common stock issued for settlement of accounts payable	-	11,538

24. SUBSEQUENT EVENTS

In January 2013, the Company entered into a cathode sales agreement (the “Sales Agreement”) effective January 1, 2013, with Red Kite Master Fund Limited (“Red Kite”) for 100% of the copper cathode production from the Johnson Camp Mine, given the expiry of the long term copper cathode sales agreement between the parties that was in place from February 1, 2008 through December 31, 2012. The Sales Agreement runs through March 31, 2013 with renewable extensions by mutual agreement of both parties. Pursuant to the Sales Agreement, Red Kite will accept delivery of the cathodes at the Johnson Camp Mine, and pricing will be based on the COMEX price for high-grade copper on the date of sale.

On March 20, 2013, the Company entered into an amending agreement with Red Kite with respect to the above-referenced Sales Agreement, which extended the term of such agreement from March 31, 2013 until June 30, 2013. As per the original terms of the Sales Agreement, the Sales Agreement may be renewed by mutual agreement of both parties.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 27, 2013

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Executive Officer)
Chief Executive and Chief Financial Officer
Date: March 27, 2013

By:	/s/ Ronald A. Hirsch
Ronald A. Hirsch
Chairman of the Board of Directors
Date: March 27, 2013

By:	/s/ Stephen Seymour
Stephen Seymour
Director
Date: March 27, 2013

By:	/s/ Douglas P. Hamilton
Douglas P. Hamilton
Director
Date: March 27, 2013

By:	/s/ John F. Cook
John F. Cook
Director
Date: March 27, 2013