Form 10-Q
period 2013-03-31
NORD RESOURCES CORP
filed 2013-05-10
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
113,279,325 shares of common stock as of April 30, 2013.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2013

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to restructure our existing secured credit facility, the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2012, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation and its wholly-owned subsidiary Cochise Aggregates and Materials, Inc. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the interim condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2012. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2012.

ii

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$-	$11,863
Accounts receivable	25,596	24,795
Inventories	2,526,071	2,533,192
Prepaid expenses and other assets	159,146	172,300

Total Current Assets	2,710,813	2,742,150

Property and Equipment, at cost:
Property and equipment	49,634,502	49,634,502
Less accumulated depreciation, depletion and amortization	(6,750,488)	(6,648,074)

Net Property and Equipment	42,884,014	42,986,428

Other Assets:
Deposits	5,593	123,579
Restricted marketable securities	686,476	686,476
Debt issuance costs, net of accumulated amortization	-	54,604
Stockpiles and ore on leach pads	3,812,074	4,412,151

Total Other Assets	4,504,143	5,276,810

Total Assets	$50,098,970	$51,005,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Continued)

	March 31,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,536,436	$4,490,509
Accrued expenses	2,038,288	1,845,712
Accrued interest	9,513,037	8,478,396
Copper derivatives settlement payable	16,106,691	16,106,691
Current maturity of long-term debt	6,183,499	6,183,499
Current maturities of senior long-term debt	23,257,826	23,257,826
Other current liabilities	243,983	379,194

Total Current Liabilities	61,879,760	60,741,827

Long-Term Liabilities:
Deferred revenue, less current portion	4,607,891	4,623,366
Accrued reclamation costs	3,709,642	3,597,968
Other long-term liabilities	6,135	6,136

Total Long-Term Liabilities	8,323,668	8,227,470

Total Liabilities	70,203,428	68,969,297

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 400,000,000 shares authorized, 113,279,325 and 112,488,604 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,132,794	1,124,887
Additional paid–in–capital	122,310,420	122,308,030
Accumulated deficit	(143,547,672)	(141,396,826)

Total Stockholders’ Deficit	(20,104,458)	(17,963,909)

Total Liabilities and Stockholders’ Deficit	$50,098,970	$51,005,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012
Net sales	$1,712,554	$2,378,014

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	2,353,682	3,368,426
General and administrative expenses (includes stock based compensation of $10,297 and $52,237, respectively)	358,784	398,962
Depreciation, depletion and amortization	161,570	212,271

Loss from operations	(1,161,482)	(1,601,645)

Other income (expense):
Interest expense	(1,126,213)	(950,356)
Gains (losses) on derivatives classified as trading securities	-	28,681
Miscellaneous income, net	136,849	15,432

Total other expense	(989,364)	(906,243)

Loss before income taxes	(2,150,846)	(2,507,888)

Provision for income taxes	-	-

Net loss	$(2,150,846)	$(2,507,888)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	116,871,503	114,320,260
Basic and diluted loss per share of common stock	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance at December 31, 2012	112,488,604	$1,124,887	$122,308,030	$(141,396,826)	$(17,963,909)
Net loss	-	-	-	(2,150,846)	(2,150,846)
Compensation expense from issuance of stock options	-	-	10,297	-	10,297
Common stock issued for deferred stock units	790,721	7,907	(7,907)	-	-

Balance at March 31, 2013	113,279,325	$1,132,794	$122,310,420	$(143,547,672)	$(20,104,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012
Cash Flows From Operating Activities:
Net loss	$(2,150,846)	$(2,507,888)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion and amortization	161,570	212,271
Accretion expense on accrued reclamation costs	111,674	99,239
Amortization of debt issuance costs	54,604	86,492
Issuance of stock options for services rendered	10,297	25,987
Issuance of deferred stock units for services rendered	-	26,250
Unrealized gain on derivatives classified as trading securities	-	(28,681)
Changes in assets and liabilities:
Accounts receivable	(801)	132,572
Inventories, stockpiles and ore on leach pads	548,042	843,804
Prepaid expenses and other assets	131,140	10,840
Accounts payable	46,177	161,844
Accrued expenses	192,576	97,429
Accrued interest	1,034,641	753,207
Deferred revenue	(150,686)	(8,230)
Other liabilities	(1)	(8,500)
Net Cash Flows from Operating Activities	(11,613)	(103,364)

Cash Flows From Investing Activities:
Capital expenditures	(250)	(14,723)
Net Cash Flows from Investing Activities	(250)	(14,723)

Cash Flows From Financing Activities:
Principal payments on long-term debt	-	(5,000)
Borrowings on capital lease	-	5,029
Net Cash Flows from Financing Activities	-	29

Net Decrease in Cash and Cash Equivalents	(11,863)	(118,058)

Cash and Cash Equivalents at Beginning of Period	11,863	118,058

Cash and Cash Equivalents at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$94,029
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)
(Continued)

	2013	2012

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued in exchange for deferred stock units	$7,907	$3,110
Change in property and equipment financed by accounts payable	(250)	64,178
Change in depreciation allocated to inventory	(59,156)	(81,511)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	FINANCIAL STATEMENTS

Nord Resources Corporation and Subsidiary (the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. In July 2007, the Company commenced the reactivation of the Johnson Camp Mine. The Company commenced copper cathode production from leaching existing old dumps in January 2008 and commenced mining of new ore upon completion of the reactivation work in January 2009. The Company achieved commercial copper cathode production from newly-mined ore on April 1, 2009 following substantial completion of the testing and development phase. In July 2010, the Company suspended the mining and crushing of new ore and implemented an action plan aimed at improving operating efficiencies. The current production of copper is the result of leaching copper previously placed on the heaps. The Company expects that the production level will continue to steadily decline unless mining and crushing operations are resumed.

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing interim condensed consolidated financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2013. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Going Concern

Nedbank Limited (“Nedbank”), the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments that were due between March 31, 2010 and March 31, 2013 under the Company’s $25,000,000 secured term-loan credit facility. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010. The full amount of the outstanding principal and accrued and unpaid interest is included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. As of the date of these condensed consolidated financial statements, Nedbank has not exercised its rights under the Credit Agreement to provide notification of the Company’s default condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On July 29, 2010, the Company reached an agreement with Fisher Sand & Gravel Company (“Fisher”) to convert $8,200,000 of unsecured trade payables, including a former note in the amount of $850,000 and $110,500 of accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012. As of the date of these interim condensed consolidated financial statements, Fisher has not provided the Company with a written notice of default. If the Company fails to make the required payment to remedy the default within three business days of any such notice of default, the whole sum shall become immediately due and payable at the option of Fisher without further notice. As of March 31, 2013, the total principal balance on the Note of $6,183,499 is included in current liabilities.

Nedbank Capital Limited (“Nedbank Capital”) has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely monthly settlement payments beginning in March of 2010 through December 31, 2011 under the Copper Hedge Agreement which is described in more detail in Note 9. As of March 31, 2013, the amount due to Nedbank Capital related to these settlements is $16,106,691 and is included in current liabilities within the copper derivatives settlement payable line item.

The Company’s continuation as a going concern is dependent upon its ability to refinance the obligations under the Credit Agreement with Nedbank, the Copper Hedge Agreement with Nedbank Capital, and the unsecured note with Fisher (and thereby curing the current state of default under the respective agreements), raise additional capital, and on its ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. The Company’s continued existence is dependent upon its ability to resume full operations and achieve its operating plan. If management cannot achieve its operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

The Company’s ramp-up of production following the commencement of commercial production was slower than originally forecasted. In July 2010, the Company suspended the mining and crushing of ore, and implemented measures to reduce costs, maximize cash flow and improve efficiencies. In addition, the Company initiated additional drilling, metallurgical testing and assaying to enhance the understanding of mineralogy and the distribution of acid-soluble grades in the block model, and commenced updating the mine plan to optimize production and increase operating efficiencies.

As disclosed in Note 1, the Company continues to leach copper previously placed on the heaps. However, the Company expects that the production level of copper will continue to steadily decline unless mining and crushing operations are resumed.

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

There were no material changes to the Company’s significant accounting policies disclosed in Note 2 to the Company’s Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 27, 2013.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	INVENTORY

Inventory is as follows:

	March 31,	December 31,
	2013	2012
Current Assets:	(unaudited)
Copper in process	$2,018,275	$2,018,795
Finished goods	70,385	72,815
Material and supplies	437,411	441,582
	2,526,071	2,533,192
Long-Term Assets:
Stockpiles and ore on leach pads	3,812,074	4,412,151
Total Inventory	$6,338,145	$6,945,343

The Company’s inventories are carried at the lower of average cost or net realizable value. Copper in process and finished goods inventories are valued using the average cost of production and include all costs of purchase, conversion costs (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company considers only those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Costs incurred in excess of this standard are expensed as incurred as abnormal costs which are included in costs applicable to sales within the condensed consolidated statement of operations. Accordingly, during the three month periods ended March 31, 2013 and 2012, the Company expensed $1,710,850 and $2,461,415, respectively, of abnormal production costs due to the underutilization of plant capacity.

The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads.

5.	PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)
Land	$87,114	$87,114
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	2,708,870	2,708,870
Mining and other equipment	42,457,786	42,457,786
Total	49,634,502	49,634,502

Accumulated depreciation, depletion and
amortization	(6,750,488)	(6,648,074)
Net property and equipment	$42,884,014	$42,986,428

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $161,570 and $212,271 for the three month periods ended March 31, 2013 and 2012, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of March 31, 2013 and December 31, 2012, $584,989 and $644,145, respectively, of DD&A costs were included in copper inventories.

6.	LONG-TERM DEBT

Long–term debt consists of the following:

	March 31,	December
	2013	31, 2012
	(unaudited)
Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(23,257,826)	(23,257,826)

Total long-term debt	$–	$–

Senior Project Financing Facility

The Company was unable to make the quarterly principal payments of $1,790,099 each that were due between March 31, 2010 and March 31, 2013, and interest payments during the same period totaling $8,109,025, to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. The Company is now in default of its obligations under the Credit Agreement with Nedbank. The full amount of the outstanding principal of $23,257,826 is included in the Company’s current liabilities. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.34% at March 31, 2013). Accrued interest related to the Credit Agreement was $8,109,025 and $7,363,900 as of March 31, 2013 and December 31 2012, respectively, and is included within accrued interest on the condensed consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated credit agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of March 31, 2013.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In accordance with the Credit Agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and January 6, 2012 under the terms of its Copper Hedge Agreement. As of March 31, 2013 and December 31, 2012, the total amount due to Nedbank under the Copper Hedge Agreement was $16,106,691, and is included in copper derivatives settlement payable within the condensed consolidated balance sheets. Interest is being accrued on this liability at Nedbank’s internal borrowing rate (0.46% at March 31, 2013).

Note Payable with Mining Contractor

On July 29, 2010, the Company reached an agreement with Fisher to convert $8,200,000 of unsecured trade payables, including a former note in the amount of $850,000 and $110,500 of accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum.

Under the Settlement Agreement, Fisher is entitled to receive weekly payments on the Note with the amounts based on a formula related to the level of copper sales made by the Company and the weekly realized price of copper. Accordingly, under the Agreement, if the Company ships four loads, as defined in the Agreement, or approximately 176,000 pounds of copper or greater on a weekly basis, the weekly payments are calculated by multiplying the base amount of $100,000 by a factor equal to the average weekly realized price of copper per pound divided by $3.00. If the Company ships between 132,000 (three loads) and 176,000 (four loads) pounds of copper on a weekly basis, the base weekly amount decreases to $75,000. If the Company ships less than 132,000 pounds of copper on a weekly basis, the amounts due under the note equates to interest only payments on the outstanding principal balance. Any unpaid principal, along with any accrued interest, was due in full on July 31, 2012.

During the quarters ended March 31, 2013 and 2012, the Company made principal payments on the Note totaling $0 and $5,000, respectively. During the quarters ended March 31, 2013 and 2012, interest payments of $0 and $94,029, respectively, were made in accordance with the Agreement. As of March 31, 2013, the total principal balance on the Note of $6,183,499 is included in current liabilities.

The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012. As of the date of these interim condensed consolidated financial statements, Fisher has not provided the Company with a written notice of default. If the Company fails to the make the required payment to remedy the default within three business days of any such notice of default, the whole sum shall become immediately due and payable at the option of Fisher without further notice. The Company has accrued $318,252 and $224,223 of interest as of March 31, 2013 and December 31, 2012, respectively, which is included within accrued interest on the consolidated balances sheets.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	DEFERRED REVENUE

On March 31, 2009, the Company sold to Royal Gold, Inc. (“Royal Gold”), formerly known as IRC Nevada Inc.) a 2.5% net smelter royalty on the mineral production sold from the existing mineral rights at Johnson Camp. The net proceeds of the sale in the amount of $4,950,000 were recorded as deferred revenue and are being amortized to revenue over the life of the mine based on a “units of production” method. Amounts payable to Royal Gold, which are being calculated based on the revenue generated from the sale of copper, are expensed in the period incurred. During the three month periods ended March 31, 2013 and 2012, the Company recognized $5,959 and $8,250, respectively, in revenue and recorded $43,671 and $59,245, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the total amount owed by the Company under the terms of the royalty agreement was $1,393,853 and $1,350,182, respectively, and is included in accounts payable on the condensed consolidated balance sheets. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $286,601 and $247,042 of interest as of March 31, 2013 and December 31, 2012, respectively, which is included within accrued interest on the condensed consolidated balance sheets.

On October 18, 2012, the Company received $180,000 in advance royalty payment from Texas Canyon, the producer of decorative rock and aggregate from the Company’s waste rock, in exchange for $204,000 of future royalties. The deferred revenue is being amortized to miscellaneous income as Texas Canyon sells the aggregate to a third party. During the three month period ended March 31, 2013, the Company recognized $156,645 in miscellaneous income.

Total deferred revenue for both contracts is $4,655,682 and $4,661,371 as of March 31, 2013 and December 31, 2012, respectively. Deferred revenue of $47,791 is expected to be amortized to revenue over the next twelve months.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

To calculate the estimated fair value of this obligation, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% at April 1, 2011. The estimated remaining life of the Johnson Camp Mine as of March 31, 2013 is approximately twelve years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2024 – 2025. As 100% of the cash flows are projected to occur in 2024-2025, 100% of the accrued reclamation costs are classified as long-term within the condensed consolidated balance sheets. A reconciliation of the beginning and ending carrying amounts of the Company’s asset retirement obligation as of March 31, 2013 and December 31, 2012, respectively, are as follows:

	March 31,	December 31,
	2013	2012
	(unaudited)
Accrued reclamation costs, beginning of period	$3,597,968	$3,195,497
Accretion expense	111,674	402,471

Accrued reclamation costs, end of period	$3,709,642	$3,597,968

9.	DERIVATIVE INSTRUMENTS

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

As noted above, as of March 31, 2013, the Company is in default of the related Copper Hedge Agreement with Nedbank Capital as it failed to make the requisite monthly payments (March 31, 2010 through December 31, 2011 settlements) related to the settlement of the derivative contracts. As of March 31, 2013 and December 31 2012, the total amounts owed to Nedbank as a result of these missed payments are $16,106,691.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There are 4,431,744 stock options outstanding at March 31, 2013 issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2013 to 2017. The Company did not grant any stock options during the three month periods ended March 31, 2013 and 2012, respectively. During the three month periods ended March 31, 2013 and 2012, the Company recognized $10,297 and $25,987, respectively, in compensation expense related to employee stock options that vest over time. As summarized in the following tables, during the three month period ended March 31, 2013, there were no stock options granted nor exercised and 6,750 were cancelled or forfeited.

		Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended March 31, 2013
Options outstanding at December 31, 2012	4,438,494	$0.18
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(6,750)	0.16

Options outstanding at March 31, 2013	4,431,744	$0.18

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of March 31, 2013:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	4,431,744	2.5	$0.18	$–
Exercisable stock options	3,619,997	2.4	$0.19	$–

The closing price of the Company’s common stock on the OTCQB Market on March 31, 2013 was $.02 per share. Accordingly, there was no intrinsic value of both the total stock options and exercisable stock options as of March 31, 2013.

The following table summarizes the unvested stock options outstanding as of March 31, 2013:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended March 31, 2013
Unvested options outstanding at December 31, 2012	811,747	$0.11
Granted	–	–
Vested	–	–
Cancelled/Forfeited	–	–

Unvested Options outstanding at March 31, 2013	811,747	$0.11

No options vested during the three month period ended March 31, 2013. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of March 31, 2013, 811,747 stock options remain unvested, which will result in $19,452 in compensation expense to be recognized during the next five quarters.

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

During the three months ended March 31, 2012, Douglas Hamilton, the Chairman of the Company’s Audit Committee, received 117,647 deferred stock units; John Cook, the Chairman of the Company’s Compensation Committee, received 95,588 deferred stock units; and Stephen Seymour, the Chairman of the Company’s Corporate Governance and Nominating Committee, received 95,588 deferred stock units.

During the three months ended March 31, 2012, the Company recognized total expense of $26,250 related to the issuance of the total 308,823 deferred stock units to its independent directors. During the three months ended March 31, 2013, 790,721 deferred stock units were converted into shares of the Company’s common stock. As of March 31, 2013, there were 3,592,179 deferred stock units outstanding.

11.	BASIC AND DILUTED LOSS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 7,606,059 and 61,983,885 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants, and other dilutive securities would be anti-dilutive. This includes outstanding promissory notes with related parties totaling $187,500 and accrued interest of $31,384 which may convert into 3,174,315 shares at the option of the note holder.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(2,150,846)	$(2,507,888)

Weighted average basic outstanding shares of common stock	116,871,503	114,320,260
Dilutive effect of warrants and stock options	–	–
Weighted average diluted outstanding shares of common stock	116,871,503	114,320,260
Loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

12.	CONCENTRATIONS

The Company currently sells 100% of its copper cathode production to Red Kite Master Fund Limited (“Red Kite”) under a cathode sales agreement effective January 1, 2013, as amended, which replaced an earlier long term cathode sales agreement between the parties that was effective between February 1, 2008 and December 31, 2012. The cathode sales agreement runs through June 30, 2013 with renewable extensions by mutual agreement of both parties. The Company considers the credit risk to be minimal since Red Kite is a large, well-capitalized and diversified multinational organization.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents a summary of the Company’s financial instruments as of March 31, 2013:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Carrying		Estimated Fair
	Amount		Value
	(unaudited)		(unaudited)

Financial Assets:
Restricted marketable securities	$686,476		$686,476
Accounts receivable	25,596		25,596
Financial Liabilities:
Accounts payable	$4,536,436	$	***
Accrued expenses	2,038,288		***
Accrued interest	9,513,037		***
Copper derivatives settlement payable	16,106,691		***
Current maturity of long-term debt	6,183,499		***
Senior long–term debt	23,257,826		***
Other current liabilities	243,983		***

The carrying amounts for cash and cash equivalents, restricted marketable securities and accounts receivable approximate fair value because of the short maturities of these financial instruments. As noted above, the Company’s derivatives are carried on the condensed consolidated balance sheet at estimated fair value.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of March 31, 2013 is considered impracticable. In addition, due to the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, as of March 31, 2013, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, other current liabilities, copper derivatives settlement payable and long-term debt is also considered impracticable.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three month periods ended March 31, 2013 and 2012 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three month periods ended March 31, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those included in our annual report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors”.

Overview of Our Business

We are a copper mining company and our principal asset is the Johnson Camp property located in Dragoon, Arizona. The Johnson Camp property includes the Johnson Camp Mine, an integrated open pit copper mine and a production facility that uses the solvent extraction, electrowinning (SX–EW) process. The Johnson Camp Mine includes two existing open pits, namely the Burro and the Copper Chief bulk mining pits. We commenced production of copper from new ore in February 2009 and achieved commercial copper cathode production from newly-mined ore on April 1, 2009. In July 2010, we announced that in order to reduce costs, maximize cash flow, and improve our operating efficiencies, we had suspended the mining and crushing of ore at the Johnson Camp Mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant.

We are currently in default under our Credit Agreement with Nedbank Limited, our Copper Hedge Agreement with Nedbank Capital Limited and our unsecured note with Fisher Sand & Gravel Company. Nedbank, Nedbank Capital, and Fisher have not exercised their respective rights to note us in default. However, our Company’s continuation as a going concern is dependent upon our ability to refinance the obligations under the Credit Agreement and the Copper Hedge Agreement, raise approximately $20 million dollars in additional capital (including $18 million that we estimate we would require to cover the capital costs of developing and constructing a new leach pad, as discussed below, and approximately $575,000 needed to increase our reclamation bond), and on our ability to produce copper to sell at a level where our Company becomes profitable and generates cash flows from operations, all of which is uncertain.

We laid off approximately half of our workforce at the Johnson Camp Mine when we suspended mining and crushing operations in July 2010. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. We expect that the production level will continue to steadily decline unless mining and crushing operations are resumed.

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

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that none of Nedbank, Nedbank Capital, nor Fisher exercises its rights to note us in default, our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured).

If our residual leaching and solvent extraction/electro-winning operations become economically unviable (for example, due to a significant drop in copper prices, a significant increase in the cost of sulfuric acid, or a material drop in our copper recovery rates and related copper production), we would be forced to terminate our operations, significantly reduce our workforce, place the Johnson Camp Mine on a care and maintenance program, sell some of our assets (subject to the consent of our secured creditors, as appropriate), and/or seek creditor protection.

If Nedbank, Nedbank Capital, and/or Fisher elect to note us in default and enforce their respective rights as our creditors, we will not be able to continue as a going concern.

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

In July 2010, we suspended the mining and crushing of ore at the Johnson Camp Mine. We continue to produce copper through the leaching of ore already in place on the existing pads and processing the solution through the SX-EW plant. However, as noted above, we expect that the production level will continue to steadily decline unless mining and crushing operations are resumed.

The suspension of our mining and crushing operations resulted in an immediate reduction of costs and enabled our Company to maximize operating cash flow from the production of copper achieved through continued leaching of ore on the existing pads and the operation of our SX-EW plant. The suspension has provided our Company with the opportunity to further evaluate our geological data, continue column leach testing, expand mineralogical classification of the reserve and perform additional drilling as appropriate. The resulting improved database and geologic block model are expected to provide us with the necessary tools to optimize the mine plan by focusing on higher grade acid-soluble ore.

Default Under Secured Credit Agreement with Nedbank Limited, as Lead Arranger

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and March 31, 2013. Due to our cash flow constraints, we have been unable to make the quarterly payments of principal due on and after March 31 2010, each in the amount of $1,790,099, and the related interest payments. As of March 31, 2013, our quarterly payments in arrears totaled $23,257,826, and unpaid interest thereon totaled $8,109,025.

We do not have a forbearance agreement with Nedbank and Nedbank has the full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest has been increased by 3.00% to LIBOR plus 9.06% (9.34% at March 31, 2013).

Default Under Copper Derivatives Agreements with Nedbank Capital

Nedbank Capital has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely payments for the monthly settlements beginning in March of 2010 through December 31, 2011 in the aggregate amount of $16,106,691 due under the copper derivatives agreements between the parties. All of the related copper derivatives have matured.

Default Under Fisher Sand & Gravel Company Promissory Note

In July 2010, we reached an agreement with Fisher to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum (the “Promissory Note”). Since the outstanding principal under the Promissory Note was due and payable on July 31, 2012, the entire balance remaining unpaid to Fisher under the note has been classified as a current liability. As of March 31, 2013, current maturities of long-term debt and accrued interest in the amount of $6,183,499 and $318,252, respectively, are reflected in the condensed consolidated balance sheets. The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012. Under the terms of the Promissory Note, Fisher must first provide the Company a written notice of default. If the Company fails to make the required payment to remedy the default within three business days, the whole sum shall become immediately due and payable at the option of Fisher without further notice. As of the date of this report, the Company has not received the default notification from Fisher. Our Company plans to renegotiate the terms and conditions of this note in conjunction with any refinancing that we may succeed in obtaining.

Company Operations if We Are Unable to Obtain Additional Capital

If we are unable to obtain financing, we expect to be able to continue our residual leaching and solvent extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank nor Nedbank Capital exercises its rights to note us in default, that Fisher does not exercise its rights under our promissory note, our vendors continue to provide us goods and services in accordance with existing terms and conditions, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured).

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

Financial Advisory and Consulting Services Olympus Securities LLC

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

Results of Operations – Three Month Periods Ended March 31, 2013 and 2012

The following table sets forth our operating results for the three month period ended March 31, 2013 as compared with our operating results for the three month period ended March 31, 2012.

	Three Months Ended
			Change
	March 31,	March 31,	Increase/
	2013	2012	(Decrease)
	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,712,554	$2,378,014	$(665,460)

Costs applicable to sales	2,353,682	3,368,426	(1,014,744)
General and administrative expenses	358,784	398,962	(40,178)
Depreciation, depletion and amortization	161,570	212,271	(50,701)

Loss from operations	(1,161,482)	(1,601,645)	440,163

Other income (expense):
Interest expense	(1,126,213)	(950,356)	(175,857)
Gains (losses) on derivatives classified as trading securities	-	28,681	(28,681)
Miscellaneous income (expense), net	136,849	15,432	121,417

Total other income (expense)	(989,364)	(906,243)	(83,121)

Loss before income taxes	(2,150,846)	(2,507,888)	357,042

Provision for income taxes	-	-	-

Net loss	$(2,150,846)	$(2,507,888)	$357,042

Net Sales

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

In February 2008, we entered into a long term cathode sales agreement with Red Kite for 100% of the copper cathode production from the Johnson Camp Mine. Upon expiry of that agreement on December 31, 2012, we entered into a new cathode sales agreement with Red Kite effective January 1, 2013 through March 31, 2013, for 100% of the copper cathode production from the Johnson Camp Mine. On March 20, 2013, the agreement was amended to run through June 30, 2013 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing will be based on the closing COMEX price for high-grade copper on the date of sale.

We recorded revenues of $1,712,554 (including $5,689 in amortization of deferred revenue) from the sale of 479,610 pounds of copper cathode for the three months ended March 31, 2013 and revenues of $2,378,014 (including $8,250 in amortization of deferred revenue) from the sale of 624,372 pounds of copper cathode for the three months ended March 31, 2012. The average realized price of copper sold during the three month periods ended March 31, 2013 and 2012 was $3.57 and $3.81 per pound, respectively.

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

For the three months ended March 31, 2013 we incurred $2,353,682 of costs applicable to sales (including $1,710,850 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. The average cost per pound of copper sold during the quarter ended March 31, 2013 was $4.91 per pound. The average cost per pound of copper sold excluding abnormal production costs was $1.34 per pound.

For the three months ended March 31, 2012, we incurred $3,368,426 of costs applicable to sales (including $2,461,415 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. The average cost per pound of copper sold during the quarter ended March 31, 2012 was $5.39 per pound. The average cost per pound of copper sold excluding abnormal production costs was $1.45 per pound.

General and Administrative Expenses

Our general and administrative expenses decreased to $358,784 for the three months ended March 31, 2013, compared to $398,962 for the three months ended March 31, 2012. The decrease was primarily due to a $14,130 reduction in professional fees and a $15,690 decrease in employee compensation expense mainly related to reductions in salaries and wages, and a reduction in compensation expense related to employee stock options that vest over time.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses decreased by ($50,701) for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The decrease was primarily due to the decrease in the amount of copper produced in comparison to the same period in the prior year.

Other Income (Expense)

The decrease in other income (expense) of ($83,121) for the three months ended March 31, 2013 in comparison to the same period in the prior year was primarily due to a $175,857 increase in interest expense offset in part by a $121,417 increase in miscellaneous income (expense) primarily resulting from the sale of aggregate during the period.

Net Loss

The Company incurred a net loss of ($2,150,846) for the three months ended March 31, 2013 as compared to a net loss of ($2,507,888) for the three months ended March 31, 2012. The decrease in net loss of $357,042 between these periods is primarily related to a $1,014,744 decrease in costs applicable to sales offset in part by a $665,460 decrease in revenue.

Liquidity and Financial Resources

We are currently in default under our Credit Agreement with Nedbank and our Copper Hedge Agreement with Nedbank Capital and our unsecured note payable to Fisher. Nedbank, Nedbank Capital, and Fisher have not exercised their respective rights as creditors of our Company. However, as noted above, our Company’s continuation as a going concern is dependent upon our ability to: (a) refinance the obligations under the Credit Agreement with Nedbank, the Copper Hedge Agreement with Nedbank Capital and the Fisher note; (b) our ability to raise approximately $20 million dollars in additional capital (including the estimated $18 million that we would require to cover the capital costs of developing and constructing a new leach pad, and approximately $575,000 needed to increase our reclamation bond); (c) secure access to a mining fleet of approximately 14 trucks with an estimated capital cost of $17 million; and (d) on our ability to produce copper to sell at a level where the Company becomes profitable and generates cash flows from operations. All of this remains uncertain.

If our Company cannot raise additional capital, refinance our obligations or achieve our operating plan because of sales shortfalls, a reduction in copper prices, or other unfavorable events, or if Nedbank, Nedbank Capital and/or Fisher take steps to enforce their rights against us, we may find it necessary to dispose of assets, or undertake other actions as may be appropriate. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Working Capital

The following table sets forth our cash and working capital as of March 31, 2013 and December 31, 2012:

		As of		As of
		March 31, 2013		December 31, 2012
		(Unaudited)
Cash reserves	$	– (1)		$11,863	(1)
Working capital surplus (deficiency)		$(59,168,947	)(2)	$(57,999,677	)(2)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.

(2)	Includes $23,257,826 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable and $6,183,499 current portion of long-term debt.

Cash Flows from Operating Activities

Our cash flows used by operating activities during the three months ended March 31, 2013 were $(11,613) as compared to $(103,364) during the same period in 2012. The increase in cash flows from operating activities of $91,751 is primarily due to a $349,284 increase in gross margin and a $281,434 increase in cash flows from changes in accrued interest offset in part by a $295,762 decrease in cash flows from changes in inventories, stockpiles and ore on leach pads.

Cash Flows from Investing Activities

Our cash flows from investing activities during the three months ended March 31, 2013 and 2012 were ($250) and ($14,723), respectively, which represents the purchase of capitalized equipment and engineering services used in the Johnson Camp Mine operation.

Cash Flows from Financing Activities

Our cash flows from financing activities during the three months ended March 31, 2013 were $0 compared to $29 for the same period in 2012.

Accounting Developments

There were no material changes to the Company’s significant accounting policies disclosed in Note 2 to the Company’s Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 27, 2013.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

As a smaller reporting company, we are not required to provide any information under this item

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

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled quarterly principal and interest payments that were due between March 31, 2010 and March 31, 2013 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the Amended and Restated Credit Agreement with Nedbank dated March 31, 2009.

Given this default, Nedbank has full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due there under and the institution of foreclosure proceedings against the Johnson Camp Mine. Nedbank has not served our Company with a formal notice of default under credit agreement, which is a precondition to such exercise of Nedbank’s rights of acceleration and foreclosure. In accordance with the credit agreement, upon missing the March 31, 2010 principal and interest payment, the interest rate on the outstanding debt and unpaid accrued interest was increased by 3.00% to LIBOR plus 9.06%.

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

We are required to disclose in this report certain information about the Company’s U.S. mining operations, including the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 by the U.S. Labor Department’s Mine Safety and Health Administration. Information concerning such safety information related to our Company’s U.S. mining operations or other regulatory matters required to be disclosed for the quarter ended March 31, 2013 is included as Exhibit 95.1 to this quarterly report on Form 10-Q and incorporated by reference herein.

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

10.9	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(10)
10.10	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010(10)
10.11	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(11)
10.12	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(12)
10.13	Settlement Agreement among Nord Resources Corporation, Fisher Sand & Gravel Co. and F5 Equipment Inc. dated July 28, 2010(14)
10.14	Promissory Note of Nord Resources Corporation dated July 28, 2010 and payable to Fisher Sand & Gravel Co. in the principal sum of $8,200,000(14)
10.15	Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011. (15)
10.16	Addendum dated August 30, 2011 to Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011(16)
10.17	Cathode Sales Agreement effective January 1, 2013, with Red Kite Master Fund Limited. (17)
10.18	Amendment dated March 20, 2013 to Cathode Sales Agreement effective January 1, 2013 with Red Kite Master Fund Limited(17)

Subsidiaries of the Issuer
21.1	Subsidiaries of the Issuer: Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(18)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(18)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)

Mine Safety Disclosure Exhibit
95.1	Mine Safety Disclosure(18)

Additional Exhibits
99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)
99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008 (6)
99.3	Nord Resources Corporation 2010-2011 Bonus Plan (13)

Data Files
101.INS	XBRL Instance File(18)
101.SCH	XBRL Schema File(18)
101.CAL	XBRL Calculation File(18)
101.DEF	XBRL Definition File(18)
101.LAB	XBRL Label File(18)
101.PRE	XBRL Presentation File(18)

Notes
(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.
(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.
(3)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.
(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.
(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.
(6)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2007, filed with the SEC on August 14, 2007.
(7)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.
(8)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.
(9)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.
(10)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.
(11)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.

(12)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.
(13)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.
(14)	Incorporated by reference from our current report on Form 8-K dated July 29, 2010 and filed with the SEC on July 29, 2010.
(15)	Incorporated by reference from our amended current report on Form 8-K/A dated November 30, 2010 and filed with the SEC on January 25, 2010.
(16)	Incorporated by reference from our current report on Form 8-K dated September 1, 2011 and filed with the SEC on September 1, 2011.
(17)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2012 and filed with the SEC on March 27, 2013.
(18)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

May 10, 2013

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Chief Executive Officer and Chief Financial Officer