Form 10-Q
period 2013-06-30
NORD RESOURCES CORP
filed 2013-08-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
113,279,325 shares of common stock as of June 30, 2013.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2013

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

It is the opinion of management that the interim condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2012. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2012.

- ii -

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$162,582	$11,863
Accounts receivable	28,707	24,795
Inventories	2,311,352	2,533,192
Prepaid expenses and other assets	167,213	172,300

Total Current Assets	2,669,854	2,742,150

Property and Equipment, at cost:
Property and equipment	49,684,502	49,634,502
Less accumulated depreciation, depletion and amortization	(6,850,144)	(6,648,074)

Net Property and Equipment	42,834,358	42,986,428

Other Assets:
Deposits	5,593	123,579
Restricted marketable securities	686,476	686,476
Debt issuance costs, net of accumulated amortization	–	54,604
Stockpiles and ore on leach pads	3,465,926	4,412,151

Total Other Assets	4,157,995	5,276,810

Total Assets	$49,662,207	$51,005,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Continued)

	June 30,	December
	2013	31, 2012
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,759,266	$4,490,509
Accrued expenses	2,231,160	1,845,712
Accrued interest	10,467,389	8,478,396
Copper derivatives settlement payable	16,106,691	16,106,691
Current maturity of long-term debt	6,164,964	6,183,499
Current maturities of senior long-term debt	23,257,826	23,257,826
Other current liabilities	366,798	379,194

Total Current Liabilities	63,354,094	60,741,827

Long-Term Liabilities:
Deferred revenue, less current portion	4,586,119	4,623,366
Accrued reclamation costs	3,822,557	3,597,968
Other long-term liabilities	6,135	6,136

Total Long-Term Liabilities	8,414,811	8,227,470

Total Liabilities	71,768,905	68,969,297

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 400,000,000 shares authorized, 113,279,325 and 112,488,604 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,132,794	1,124,887
Additional paid-in capital	122,332,736	122,308,030
Accumulated deficit	(145,572,228)	(141,396,826)

Total Stockholders’ Deficit	(22,106,698)	(17,963,909)

Total Liabilities and Stockholders’ Deficit	$49,662,207	$51,005,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012

Net sales	$3,109,810	$4,394,409

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	4,363,588	6,317,725
General and administrative expenses (includes stock based compensation of $19,367 and $102,022, respectively)	706,114	765,948
Depreciation, depletion and amortization	314,628	408,336

Loss from operations	(2,274,520)	(3,097,600)

Other income (expense):
Interest expense	(2,116,040)	(1,913,824)
Gains on derivatives classified as trading securities	–	46,387
Miscellaneous income	215,158	59,473

Total other expense	(1,900,882)	(1,807,964)

Loss before income taxes	(4,175,402)	(4,905,564)

Provision for income taxes	–	–

Net loss	$(4,175,402)	$(4,905,564)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	116,871,503	114,475,722
Basic and diluted loss per share of common stock	$(0.04)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012

Net sales	$1,397,256	$2,016,395

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	2,009,906	2,949,299
General and administrative expenses (includes stock based compensation of $9,071 and $49,785, respectively)	347,330	366,986
Depreciation, depletion and amortization	153,058	196,065

Loss from operations	(1,113,038)	(1,495,955)

Other income (expense):
Interest expense	(989,827)	(963,468)
Gains on derivatives classified as trading securities	–	17,706
Miscellaneous income	78,309	44,041

Total other expense	(911,518)	(901,721)

Loss before income taxes	(2,024,556)	(2,397,676)

Provision for income taxes	–	–

Net loss	$(2,024,556)	$(2,397,676)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	116,871,503	114,631,186
Basic and diluted loss per share of common stock	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance at December 31, 2012	112,488,604	$1,124,887	$122,308,030	$(141,396,826)	$(17,963,909)
Net loss	–	–	–	(4,175,402)	(4,175,402)
Compensation expense from issuance of stock options	–	–	19,367	–	19,367
Common stock issued for deferred stock units	790,721	7,907	(7,907)	–	–
Warrants issued in connection with related party debt issuance	–	–	13,246	–	13,246

Balance at June 30, 2013	113,279,325	$1,132,794	$122,332,736	$(145,572,228)	$(22,106,698)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012
Cash Flows From Operating Activities:
Net loss	$(4,175,402)	$(4,905,564)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	314,628	408,336
Loss on disposal of property and equipment	–	3,235
Accretion expense on accrued reclamation costs	224,589	199,581
Amortization of debt issuance costs	54,604	172,985
Issuance of stock options for services rendered	19,367	49,522
Issuance of deferred stock units for services rendered	–	52,500
Amortization of debt discount related to warrants issued – related party	13,246	–
Gain on sale of aggregate	(18,535)	–
Unrealized gain on derivatives classified as trading securities	–	(46,387)
Changes in assets and liabilities:
Accounts receivable	(3,912)	177,290
Inventories, stockpiles and ore on leach pads	1,055,757	1,595,152
Prepaid expenses and other assets	123,073	24,288
Accounts payable	268,506	376,641
Accrued expenses	385,448	269,375
Accrued interest	1,988,993	1,553,915
Deferred revenue	(199,643)	(15,829)
Other liabilities	–	(8,500)
Net Cash Provided (Used) By Operating Activities	50,719	(93,460)

Cash Flows From Investing Activities:
Capital expenditures	–	(14,123)
Net Cash Provided (Used) By Investing Activities	–	(14,123)

Cash Flows From Financing Activities:
Principal payments on long-term debt	–	(7,500)
Proceeds from the issuance of debt – related parties	100,000	–
Borrowing (principal payments) on capital lease	–	1,077
Net Cash Provided (Used ) By Financing Activities	100,000	(6,423)

Net Increase (Decrease) in Cash and Cash Equivalents	150,719	(114,006)

Cash and Cash Equivalents at Beginning of Period	11,863	118,058

Cash and Cash Equivalents at End of Period	$162,582	$4,052

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$151,893
Income taxes	–	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)
(Continued)

	2013	2012

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued in exchange for deferred stock units	$7,907	$3,110
Change in property and equipment financed by accounts payable	(250)	(64,178)
Change in depreciation expense allocated to inventory	(42,543)	(52,668)
Change in depreciation expense allocated to stockpiles and ore on leach pads	(69,766)	(95,269)
Purchase of equipment with aggregate rock stockpiles not yet delivered	50,000	–
Principal payment on debt made with aggregate rock stockpiles	18,535	–

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

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing interim condensed consolidated financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2013. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Going Concern

Nedbank Limited (“Nedbank”), the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments that were due between March 31, 2010 and June 30, 2013 under the Company’s $25,000,000 secured term-loan credit facility. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010. The full amount of the outstanding principal and accrued and unpaid interest is included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. As of the date of these condensed consolidated financial statements, Nedbank has not exercised its rights under the Credit Agreement to provide notification of the Company’s default condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On July 29, 2010, the Company reached an agreement with Fisher Sand & Gravel Company (“Fisher”) to convert $8,200,000 of unsecured trade payables, including a former note in the amount of $850,000 and $110,500 of accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012. As of the date of these interim condensed consolidated financial statements, Fisher has not provided the Company with a written notice of default. If the Company fails to make the required payment to remedy the default within three business days of any such notice of default, the whole sum shall become immediately due and payable at the option of Fisher without further notice. As of June 30, 2013, the total principal balance on the Note of $6,164,964 is included in current liabilities.

Nedbank Capital Limited (“Nedbank Capital”) has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely monthly settlement payments beginning in March of 2010 through December 31, 2011 under the Copper Hedge Agreement which is described in more detail in Note 9. As of June 30, 2013, the amount due to Nedbank Capital related to these settlements is $16,106,691 and is included in current liabilities within the copper derivatives settlement payable line item.

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

As disclosed in Note 1, the Company continues to leach copper previously placed on the heaps. However, the Company expects that the production level of copper will continue to steadily decline unless mining and crushing operations are resumed. Accordingly, until the Company is able to execute on its refinancing and operating plan, the Company anticipates that additional financing will be required from time to time in order to meet its current obligations.

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

4.           INVENTORY

Inventory is as follows:

	June 30,	December 31,
	2013	2012
Current Assets:	(unaudited)
Copper in process	$1,845,328	$2,018,795
Finished goods	35,190	72,815
Material and supplies	430,834	441,582
	2,311,352	2,533,192
Long-Term Assets:
Stockpiles and ore on leach pads	3,465,926	4,412,151
Total Inventory	$5,777,278	$6,945,343

The Company’s inventories are carried at the lower of average cost or net realizable value. Copper in process and finished goods inventories are valued using the average cost of production and include all costs of purchase, conversion costs (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company considers only those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Costs incurred in excess of this standard are expensed as incurred as abnormal costs which are included in costs applicable to sales within the condensed consolidated statements of operations. Accordingly, during the three and six month periods ended June 30, 2013, the Company expensed $1,498,628 and $3,209,478, respectively, of abnormal production costs due to the underutilization of plant capacity. During the three and six month periods ended June 30, 2012, the Company expensed $2,122,795 and $4,584,210, respectively, of abnormal production costs due to the underutilization of plant capacity.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads.

5.           PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	June 30,	December 31, 2012
	2013
	(unaudited)
Land	$87,114	$87,114
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	2,708,870	2,708,870
Mining and other equipment	42,507,786	42,457,786
Total	49,684,502	49,634,502

Accumulated depreciation, depletion and amortization	(6,850,144)	(6,648,074)
Net property and equipment	$42,834,358	$42,986,428

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $153,058 and $314,628 for the three and six month periods ended June 30, 2013, respectively. Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $196,065 and $408,336, respectively, for the three and six month periods ended June 30, 2012, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of June 30, 2013 and December 31, 2012, $531,836 and $644,145, respectively, of DD&A costs were included in copper inventories.

6.           OTHER CURRENT LIABILITIES

On June 24, 2013, the Company issued a promissory note to a related party of the Company in the aggregate principal amount of up to $238,411. The sum of $128,411 was advanced on June 24, 2013 – of that amount, $28,411 was applied to repay in full the principal and accrued interest outstanding under a previously-issued promissory note held by the lender, and the balance of $100,000 was allocated to working capital. The remaining $110,000 in principal was advanced under the promissory note subsequent to the end of the quarter for working capital purposes. The promissory note matures on June 24, 2014 and bears an interest rate of 20% per annum. In connection with this financing, the Company issued 953,644 common stock purchase warrants to the lender, each exercisable for a period of three years to purchase one share of the Company’s common stock at an exercise price of $0.02. Due to its deminimus nature, the value of the warrant in the amount of $13,246 was expensed as interest expense during the quarter ended June 30, 2013 within the condensed consolidated statements of operations.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.           LONG-TERM DEBT

Long–term debt consists of the following:

	June 30,	December
	2013	31, 2012
	(unaudited)
Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(23,257,826)	(23,257,826)
Total Long-Term Debt	$-	$-

Senior Project Financing Facility

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due between March 31, 2010 and June 30, 2013, respectively, and interest payments during the same period totaling $8,863,887 to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. The Company is in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 is included in the Company’s current liabilities. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.33% at June 30, 2013). Accrued interest related to the Credit Agreement was $8,863,887 and $7,363,900 as of June 30, 2013 and December 31, 2012, respectively, and is included within accrued interest on the condensed consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated credit agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of June 30, 2013.

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

In accordance with the Credit Agreement, a default on the derivative contracts to which Nedbank is the counterparty would trigger a cross default under the Credit Agreement which would put Nedbank in a position to pursue any and all remedies under the related derivative contracts and Credit Agreement. Furthermore, under the Credit Agreement and derivative contracts, there is a master netting agreement which allows either party to offset an obligation by the other should either party be in default of its obligations. The Company was unable to make the required payments that were due to Nedbank between April 6, 2010 and January 6, 2012 under the terms of its Copper Hedge Agreement. As of June 30, 2013 and December 31, 2012, the total amount due to Nedbank under the Copper Hedge Agreement was $16,106,691, and is included in copper derivatives settlement payable within the condensed consolidated balance sheets. Interest is being accrued on this liability at Nedbank’s internal borrowing rate (0.46% at June 30, 2013).

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

During the three and six months ended June 30, 2013, the Company made non-cash (sale of aggregate) principal payments of $18,535 and interest payments of $7,572 on the note. During the three and six months ended June 30, 2012, the Company made principal payments on the note of $2,500 and $7,500, respectively. Interest payments of $57,864 and $151,893, respectively, were made in accordance with the Agreement for the three and six month periods ended June 30, 2012.

The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012. As of the date of these interim condensed consolidated financial statements, Fisher has not provided the Company with a written notice of default. If the Company fails to make the required payment to remedy the default within three business days of any such notice of default, the whole sum shall become immediately due and payable at the option of Fisher without further notice. The Company has accrued $410,899 and $224,223 of interest as of June 30, 2013 and December 31, 2012, respectively, which is included within accrued interest on the condensed consolidated balances sheets. As of June 30, 2013 and December 31, 2012, the total principal balance on the note of $6,164,964 and $6,183,499, respectively, is included in current liabilities.

8.           DEFERRED REVENUE

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

During the three and six month periods ended June 30, 2013, the Company recognized $6,057 and $12,016, respectively, in revenue and recorded $34,736 and $78,407, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations. During the three and six month periods ended June 30, 2012, the Company recognized $7,579 and $15,829, respectively, in revenue and recorded $50,845 and $110,090, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2013 and December 31, 2012, the total amount owed by the Company under the terms of the royalty agreement was $1,428,589 and $1,350,182, respectively, and is included in accounts payable on the condensed consolidated balance sheets. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $422,663 and $247,042 of interest as of June 30, 2013 and December 31, 2012, respectively, which is included within accrued interest on the condensed consolidated balance sheets.

On October 18, 2012, the Company received $180,000 in advance royalty payment from Texas Canyon, the producer of decorative rock and aggregate from the Company’s waste rock, in exchange for $204,000 of future royalties. The deferred revenue is being amortized to miscellaneous income as Texas Canyon sells the aggregate to a third party. During the three and six month periods ended June 30, 2013, the Company recognized $62,376 and $134,108, respectively, in miscellaneous income.

Total deferred revenue for both contracts is $4,656,725 and $4,661,371 as of June 30, 2013 and December 31, 2012, respectively. Deferred revenue of $67,544 is expected to be amortized to revenue over the next twelve months.

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

To calculate the estimated fair value of this obligation, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% at April 1, 2011. The estimated remaining life of the Johnson Camp Mine as of June 30, 2013 is approximately twelve years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2024 – 2025. As 100% of the cash flows are projected to occur in 2024-2025, 100% of the accrued reclamation costs are classified as long-term within the condensed consolidated balance sheets. A reconciliation of the beginning and ending carrying amounts of the Company’s asset retirement obligation as of June 30, 2013 and December 31, 2012, respectively, are as follows:

	June 30,	December 31,
	2013	2012
	(unaudited)
Accrued reclamation costs, beginning of period	$3,597,968	$3,195,497
Accretion expense	224,589	402,471

Accrued reclamation costs, end of period	$3,822,557	$3,597,968

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

As noted above, as of June 30, 2013, the Company is in default of the related Copper Hedge Agreement with Nedbank Capital as it failed to make the requisite monthly payments (March 31, 2010 through December 31, 2011 settlements) related to the settlement of the derivative contracts. As of June 30, 2013 and December 31 2012, the total amounts owed to Nedbank as a result of these missed payments are $16,106,691.

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

There are 4,431,744 stock options outstanding at June 30, 2013 issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2013 to 2017. The Company did not grant any stock options during the three and six month periods ended June 30, 2013. During the three and six month periods ended June 30, 2013, the Company recognized $9,071 and $19,367, respectively, in compensation expense related to employee stock options that vest over time. The Company did not grant any stock options during the three and six month periods ended June 30, 2012. During the three and six month periods ended June 30, 2012, the Company recognized $23,535 and $49,522, respectively, in compensation expense related to employee stock options that vest over time.

As summarized in the following tables, during the three and six month periods ended June 30, 2013, there were no stock options granted nor exercised, and 0 and 6,750 were cancelled or forfeited, respectively.

Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended June 30, 2013
Options outstanding at March 31, 2013	4,431,744	$.18
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-

Options outstanding at June 30, 2013	4,431,744	$.18

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Weighted
	Number of	Average
	Shares	Exercise Price
Six months ended June 30, 2013
Options outstanding at December 31, 2012	4,438,494	$.18
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(6,750)	.16

Options outstanding at June 30, 2013	4,431,744	$.18

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of June 30, 2013:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	4,431,744	2.19	$.18	$-
Exercisable stock options	3,826,747	2.16	$.19	$-

The closing price of the Company’s common stock on the OTC Pink Sheets Market on June 28, 2013 was $0.02 per share. Accordingly, the intrinsic values of total stock options and exercisable stock options as of June 30, 2012 was $0.

The following table summarizes the unvested stock options outstanding as of June 30, 2013:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended June 30, 2013
Unvested options outstanding at March 31, 2013	811,747	$.11
Granted	-	-
Vested	(206,750)	.11
Cancelled/Forfeited	-	-

Unvested Options outstanding at June 30, 2013	604,997	$.10

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Six months ended June 30, 2013
Unvested options outstanding at December 31, 2012	811,747	$.11
Granted	-	-
Vested	(206,750)	.11
Cancelled/Forfeited	-	-

Unvested Options outstanding at June 30, 2013	604,997	$.10

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The total grant date fair value of options vested during the three and six month periods ended June 30, 2013 was $23,301. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of June 30, 2013, 604,997 stock options remain unvested, which will result in $10,381 in compensation expense to be recognized during the next year.

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

During the three and six months ended June 30, 2013, 0 and 790,721 deferred stock units were converted into shares of the Company’s common stock, respectively. As of June 30, 2013, there were 3,592,179 deferred stock units outstanding.

12. BASIC AND DILUTED LOSS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 7,951,823 and 6,349,910 shares of common stock for the three and six months ended June 30, 2013 and 2012, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants, and other dilutive securities would be anti-dilutive. During the three months ended June 30, 2012, 15,333,350 and 40,000,000 warrants with an exercise price of $1.10 and $0.38, respectively, expired unexercised.

Components of basic and diluted loss per share were as follows:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(2,024,556)	$(2,397,676)

Weighted average basic outstanding shares of common stock	116,871,503	114,631,186
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	116,871,503	114,631,186
Loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(4,175,402)	$(4,905,564)

Weighted average basic outstanding shares of common stock	116,871,503	114,475,722
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	116,871,503	114,475,722
Loss per share:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

13.    CONCENTRATIONS

The Company currently sells 100% of its copper cathode production to Red Kite Master Fund Limited (“Red Kite”) under a cathode sales agreement effective January 1, 2013, as amended, which replaced an earlier long term cathode sales agreement between the parties that was effective between February 1, 2008 and December 31, 2012. The cathode sales agreement runs through September 30, 2013 with renewable extensions by mutual agreement of both parties. The Company considers the credit risk to be minimal since Red Kite is a large, well-capitalized and diversified multinational organization.

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

The following table presents a summary of the Company’s financial instruments as of June 30, 2013:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Carrying		Estimated Fair
	Amount		Value
	(unaudited)		(unaudited)

Financial Assets:
Cash and cash equivalents	$162,582		$162,582
Restricted marketable securities	686,476		686,476
Accounts receivable	28,707		28,707
Financial Liabilities:
Accounts payable	$4,759,266	$	***
Accrued expenses	2,231,160		***
Accrued interest	10,467,389		***
Copper derivatives settlement payable	16,106,691		***
Current maturity of long-term debt	6,164,964		***
Current maturities of senior long–term debt	23,257,826		***
Other current liabilities	366,798		***

Financial assets includes cash and cash equivalents, restricted marketable securities and accounts receivable and the carrying amounts approximate fair value because of the short maturities of these financial instruments.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of June 30, 2013 is considered impracticable. In addition, due to the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, as of June 30, 2013, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable, long term debt, and other current liabilities is also considered impracticable.

15.    SUBSEQUENT EVENTS

On July 18, 2013, the Company issued the following convertible promissory notes in the aggregate principal amount of $222,100:

(a)

Two convertible promissory notes (the “20% Notes”) were issued to two existing arm’s-length creditors of the Company (the “20% Noteholders”), to evidence the Company’s promise to repay to the 20% Noteholders an aggregate of $57,252, together with interest at a rate of 20% per annum on the unpaid balance of the principal;

(b)

A convertible promissory note (the “Hirsch Note”) was issued to Ronald Hirsch, the Chair of the Company’s Board of Directors, to evidence the Company’s promise to repay Mr. Hirsch the sum of $89,581, together with interest at a rate of 10% per annum on the unpaid balance of the principal; and

(c)

A convertible promissory note (the “Seymour Note” and together with the Hirsch Note the “10% Notes”) was issued to Stephen Seymour, a member of the Company’s Board of Directors, to evidence the Company’s promise to repay Mr. Seymour the sum of $75,267, together with interest at a rate of 10% per annum on the unpaid balance of the principal.

Each of the 20% Notes will become due and payable on the earlier of January 14, 2014 and the closing of a financing transaction by the Company for gross proceeds in excess of $20,000,000.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Each of the 10% Notes will become due and payable on the earlier of July 18, 2016 and the closing of a financing transaction by the Company for gross proceeds in excess of $20,000,000.

The 20% Notes and the 10% Notes may be prepaid at any time without penalty.

The outstanding principal under each 20% Note, and the accrued and unpaid interest thereon, is convertible at the option of the holder, in whole and not in part, into shares of the Company’s common stock at the conversion price equal to $0.02 per common share.

The outstanding principal under each 10% Note, and the accrued and unpaid interest thereon, is convertible at the option of the holder, in whole and not in part, into shares of the Company’s common stock at the conversion price equal to $0.04 per common share.

The principal amount of $28,626 advanced under each 20% Note was applied to pay in full the outstanding principal amount and accrued interest under an existing convertible promissory note issued by the Company to each 20% Noteholder on July 30, 2012, in the principal amount of $25,000 and bearing interest at the rate of 15.0% per annum.

The principal amount of $89,581 under the Hirsch Note was advanced for the purposes of: (i) application by the Company of $77,081 to payment in full of the outstanding principal amount and accrued interest under the convertible promissory notes issued by the Company to Mr. Hirsch on December 29, 2010, in the principal amount of $50,000 and bearing interest at the rate of 10.0% per annum, on July 30, 2012, in the principal amount of $6,250 and bearing interest at the rate of 15.0% per annum, and on July 31, 2012, in the principal amount of $6,250 and bearing interest at the rate of 15.0% per annum; and (ii) as to the balance of $12,500, for general working capital purposes.

The principal amount under the Seymour Note was advanced for the purposes of: (i) application by the Company of $62,767 to payment in full of the outstanding principal amount and accrued interest under the convertible promissory note issued by the Company to Mr. Seymour on December 29, 2010, in the principal amount of US$50,000 and bearing interest at the rate of 10.0% per annum; and (ii) as to the balance of $12,500, for general working capital purposes.

On July 26, 2013 a holder of a 20% Note converted $28,752 of outstanding principal and accrued and unpaid interest into 1,437,582 shares of the Company, at a conversion price of $0.02 per share.

On July 29, 2013 the Company received $200,000 in advance royalty payment from Texas Canyon, the producer of decorative rock and aggregate from the Company’s waste rock, in exchange for a discount of $0.35 per ton for 173,913.04 tons of future royalties. The deferred revenue will be amortized to miscellaneous income as Texas Canyon sells the aggregate to a third party.

Item 2.           Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six month periods ended June 30, 2013 and 2012 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and six month periods ended June 30, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in the Form 10-K for the year ended December 31, 2012, previously filed with the SEC on March 27, 2013.

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

In July 2010, we suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. We expect that the production level will continue to steadily decline until the resumption of mining and crushing operations. The Company continuously tries to maintain expenses at a level commensurate with current operating requirements; however, due to the anticipated decline in copper production from our residual leaching operations, we anticipate that additional financing will be required from time to time in order for the Company to meet its current obligations.

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

Given our financial difficulties, we have little or no capital to deploy in response to unforeseen adverse changes in market conditions or operational problems that may arise from time to time. As a result, our residual leaching and solvent extraction/electro-winning operations are particularly vulnerable to risk factors such as a material drop in copper prices, a material increase in the cost of sulfuric acid, or a material drop in our copper recovery rates (for example, due to heavy rainfall which could negatively impact our leaching efficiencies) and related copper production. If our residual leaching and solvent extraction/electro-winning operations become economically unviable, we would be forced to terminate our operations, significantly reduce our workforce, place the Johnson Camp Mine on a care and maintenance program, and, perhaps, sell some of our assets (subject to the consent of our secured creditors, as appropriate).

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

In February 2008, we entered into a long-term cathode sales agreement with Red Kite Master Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through September 30, 2013 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing is based on the COMEX price for high–grade copper on the date of sale.

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

Default Under Secured Credit Agreement with Nedbank Limited, as Lead Arranger

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and June 30, 2013. Due to our cash flow constraints, we have been unable to make the quarterly payments of principal due on and after March 31 2010, each in the amount of $1,790,099, and the related interest payments. As of June 30, 2013, our quarterly payments in arrears totaled $23,257,826, and unpaid interest thereon totaled $8,863,887.

We do not have a forbearance agreement with Nedbank and Nedbank has the full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest has been increased by 3.00% to LIBOR plus 9.06% (9.33% at June 30, 2013).

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

Default Under Fisher Sand & Gravel Company Promissory Note

In July 2010, we reached an agreement with Fisher Industries to convert approximately $8.2 million of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum (the “Promissory Note”). Since the outstanding principal under the Promissory Note is due and payable on July 31, 2012, the entire balance remaining unpaid to Fisher Industries under the note has been classified as a current liability. As of June 30, 2013, current maturities of long-term debt and accrued interest in the amount of $6,164,964 and $410,899, respectively, are reflected in the condensed consolidated balance sheets.

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

As disclosed above under “Overview of Our Business”, if our residual leaching and solvent extraction/electro-winning operations become economically unviable (for example, due to a material drop in copper prices, a material increase in the cost of sulfuric acid, or a material drop in our copper recovery rates and related copper production), we would be forced to terminate our operations, significantly reduce our workforce, place the Johnson Camp Mine on a care and maintenance program, and, perhaps, sell some our assets (subject to the consent of our secured creditors, as appropriate).

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

Results of Operations – Three and Six Month Periods Ended June 30, 2013 and 2012

The following table sets forth our operating results for the three and six month periods ended June 30, 2013, as compared with our operating results for the three and six month periods ended June 30, 2012.

	Three Months Ended			Six Months Ended
			Change			Change
	June 30,	June 30,	Increase/	June 30,	June 30,	Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,397,256	$2,016,395	$(619,139)	$3,109,810	$4,394,409	$(1,284,599)

Costs applicable to sales	2,009,906	2,949,299	(939,393)	4,363,588	6,317,725	(1,954,137)
General and administrative expenses	347,330	366,986	(19,656)	706,114	765,948	(59,834)
Depreciation, depletion and amortization	153,058	196,065	(43,007)	314,628	408,336	(93,708)

Loss from operations	(1,113,038)	(1,495,955)	382,917	(2,274,520)	(3,097,600)	823,080

Other income (expense):
Interest expense	(989,827)	(963,468)	(26,359)	(2,116,040)	(1,913,824)	(202,216)

Gain on derivatives classified as trading securities	-	17,706	(17,706)	-	46,387	(46,387)
Miscellaneous income (expense), net	78,309	44,041	34,268	215,158	59,473	155,685

Total other income (expense)	(911,518)	(901,721)	(9,797)	(1,900,882)	(1,807,964)	(92,918)

Loss before income taxes	(2,024,556)	(2,397,676)	373,120	(4,175,402)	(4,905,564)	730,162

Provision for income taxes	-	-	-	-	-	-

Net loss	$(2,024,556)	$(2,397,676)	$373,120	$(4,175,402)	$(4,905,564)	$730,162

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

In February 2008, we entered into a long term cathode sales agreement with Red Kite for 100% of the copper cathode production from the Johnson Camp Mine. The agreement runs through September 30, 2013 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine. Pricing is based on the closing COMEX price for high–grade copper on date of sale.

We recorded revenues of $1,397,256 (including $6,327 in amortization of deferred revenue) from the sale of 432,036 pounds of copper cathode for the three months ended June 30, 2013 and revenues of $3,109,810 (including $12,016 in amortization of deferred revenue) from the sale of 911,646 pounds of copper cathode for the six months ended June 30, 2013. The average realized price of copper sold during the three and six month periods ended June 30, 2012 was $3.23 and $3.41 per pound, respectively.

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

For the three months ended June 30, 2013, we incurred $2,009,906 of costs applicable to sales (including $1,498,628 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. For the six months ended June 30, 2013, we incurred $4,363,588 (including $3,209,478 in abnormal production costs due to the underutilization of plant capacity) of costs applicable to sales from the sale of copper.

The average cost per pound of copper sold during the three and six month periods ended June 30, 2013 was $4.65 and $4.79 per pound, respectively. The average cost per pound of copper sold excluding abnormal production costs was $1.18 and $1.27 per pound, respectively, during the same periods.

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

General and Administrative Expenses

Our general and administrative expenses decreased to $347,330 for the three months ended June 30, 2013, compared to $366,986 for the three months ended June 30, 2012. The decrease was primarily due to a $28,428 decrease in payroll expense.

Our general and administrative expenses decreased to $706,114 for the six months ended June 30, 2013, compared to $765,948 for the six months ended June 30, 2011. The decrease was primarily due to a $61,681 decrease in payroll expense.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses decreased by $43,007 and $93,708 respectively, for the three and six month periods ended June 30, 2013, as compared to the three and six month periods ended June 30, 2012. The decrease in DD&A was primarily due to the decrease in the pounds of copper produced during the period.

Other Income (Expense)

The increase in other expense of $9,797 for the three months ended June 30, 2013 in comparison to the same period in the prior year was primarily due to an increase in interest expense of $26,359 and a decrease in gain on derivatives classified as trading securities of $17,706 offset by an increase miscellaneous income of $34,268 as compared the same period in 2012.

The increase in other expense of $92,918 for the six months ended June 30, 2013 in comparison to the same period in the prior year was primarily due to an increase in interest expense of $202,216 and a decrease in gain on derivatives classified as trading securities of $46,387 offset by an increase miscellaneous income of $155,685 as compared the same period in 2012

Net Loss

The Company incurred a net loss of ($2,024,556) for the three months ended June 30, 2013 as compared to a net loss of ($2,397,676) for the three months ended June 30, 2012. The decrease in net loss between these periods is primarily related to a decrease in cost of goods sold of $939,393 which was offset by the $619,139 decrease in net sales.

The Company incurred a net loss of ($4,175,402) for the six months ended June 30, 2013 as compared to a net loss of ($4,905,564) for the six months ended June 30, 2012. The decrease in net loss between these periods is primarily related to a decrease in cost of goods sold of $1,954,137which was offset by the $1,284,599 decrease in net sales.

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

We caution that extraction and recovery of copper by residual leaching is, by its nature, difficult to predict, and there can be no assurance that future copper recovery rates and copper production trends will be consistent with our past experience, apart from the certainty that our production level will continue to steadily decline until the resumption of mining and crushing operations. Accordingly, until the Company is able to execute on its refinancing and operating plan, the Company anticipates that additional financing will be required from time to time in order to meet its current obligations.

As disclosed above under “Overview of Our Business”, if our residual leaching and solvent extraction/electro-winning operations become economically unviable (for example, due to a material drop in copper prices, a material increase in the cost of sulfuric acid or a material drop in our copper recovery rates and copper production trends), we would be forced to terminate our operations, significantly reduce our workforce, place the Johnson Camp Mine on a care and maintenance program, and, perhaps, sell some of our assets (subject to the consent of our secured creditors, as appropriate).

If Nedbank, Nedbank Capital, and/or Fisher Industries elect to note us in default and enforce their security interests, we will not be able to continue as a going concern.

Cash and Working Capital

The following table sets forth our cash and working capital as of June 30, 2013 and December 31, 2012:

	As of		As of
	June 30, 2013		December 31, 2012
	(Unaudited)
Cash reserves	$162,582	(1)	$11,863	(1)
Working capital surplus (deficiency)	$(60,684,240	) (2)	$(57,999,677	) (3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.

(2)	Includes $23,257,826 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable and $6,164,964 current portion of long-term debt.

(3)	Includes $23,257,826 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable and $6,183,499 current portion of long-term debt.

Cash Flows from Operating Activities

Our cash flows from operating activities during the six months ended June 30, 2013 were $50,719 as compared to ($93,640) during the same period in 2012. The increase in cash flows provided by operating activities between the two periods of $144,359 is primarily due to a decrease in the net loss of $730,162 offset by a decrease in cash flows from the sale of inventory of $539,395.

Cash Flows from Investing Activities

Our cash flows from investing activities during the six months ended June 30, 2013 and 2012 were $0 and ($14,123), respectively. The increase of $14,123 is primarily due to fewer capital expenditures.

Cash Flows from Financing Activities

Our cash flows from financing activities during the six months ended June 30, 2013 were $100,000 compared to ($6,423) for the same period in 2012. The increase in cash flows from financing activities is primarily due to the issuance of related party debt of $100,000.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

As a smaller reporting company, we are not required to provide any information under this item

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On June 24, 2013, the Company issued a promissory note to a related third party of the Company in the aggregate principal amount of up to $238,411. The sum of $128,411 was advanced on June 24, 2013 – of that amount, $28,411 was applied to repay in full the principal and accrued interest outstanding under a previously-issued promissory note held by the lender, and the balance of $100,000 was allocated to working capital. An additional $110,000 in principal was advanced under the promissory note subsequent to the end of the quarter for working capital purposes. The promissory note matures on June 24, 2014 and bears an interest rate of 20% per annum. In connection with this financing, the Company issued 953,644 common stock purchase warrants to the lender, each exercisable for a period of three years to purchase one share of the Company’s common stock at an exercise price of $0.02. The promissory note and the common stock purchase warrants were issued in an offshore transaction pursuant to Rule 903 of Regulation S under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Item 3.           Defaults upon Senior Securities

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled quarterly principal and interest payments that were due between March 31, 2010 and June 30, 2013 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the Amended and Restated Credit Agreement with Nedbank dated March 31, 2009.

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

Item 4.           Mine Safety Disclosures

We are required to disclose in this report certain information about the Company’s U.S. mining operations, including the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 by the U.S. Labor Department’s Mine Safety and Health Administration. Information concerning such safety information related to our Company’s U.S. mining operations or other regulatory matters required to be disclosed for the quarter ended June 30, 2013 is included as Exhibit 95.1 to this quarterly report on Form 10-Q and incorporated by reference herein.

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

4.3	Hazardous Materials or Wastes Indemnity Agreement between Nord Resources Corporation and Nedbank Limited dated July 31, 2007(13)

4.4	Promissory Note dated June 21, 2013, made by Nord Resources Corporation, as borrower, and payable to 0864930 B.C. Ltd., as holder(18)

4.5	Warrant Certificate No. W2013-001 dated June 21, 2013, issued to 0864930 B.C. Ltd.(18)

4.6	Promissory Note dated July 18, 2013, made by Nord Resources Corporation, as borrower, and payable to Ronald A. Hirsch, as holder(18)

4.7	Promissory Note dated July 18, 2013, made by Nord Resources Corporation, as borrower, and payable to Stephen D. Seymour, as holder(18)

4.8	Promissory Note dated July 18, 2013, made by Nord Resources Corporation, as borrower, and payable to Ronnie Moss, as holder(18)

4.9	Promissory Note dated July 18, 2013, made by Nord Resources Corporation, as borrower, and payable to John A. & Mary Acerra JTWROS, as holder(18)

Material Contracts

10.1	Executive Employment Agreement between Nord Resources Corporation and Ronald A. Hirsch dated January 2, 2004(1)

10.2	Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated January 5, 2006(6)

10.3	Addendum to Office Lease between Issa and Henrietta Hallaq, landlords, and Nord Resources Corporation, tenant, dated June 1, 2011(13)

10.4	Amended and Restated Waiver Agreement And Amendment of Employment Agreement between Nord Resources Corporation and Ronald Hirsch dated October 18, 2006 (4)

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

August 14, 2013

By:    /s/ Wayne M. Morrison
          Wayne M. Morrison
          (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
          Chief Executive Officer and Chief Financial Officer