Form 10-Q
period 2013-09-30
NORD RESOURCES CORP
filed 2013-11-14
CIK 72316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
113,279,325 shares of common stock as of September 30, 2013.

NORD RESOURCES CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2013

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to restructure our existing secured credit facility, the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks and other factors outlined in our annual report on Form 10-K for the year ended December 31, 2012, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

The following unaudited condensed consolidated interim financial statements of Nord Resources Corporation and its wholly-owned subsidiary Cochise Aggregates and Materials, Inc. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the interim condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended December 31, 2012. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2012.

- ii -

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$-	$11,863
Accounts receivable	37,344	24,795
Inventories	1,397,914	2,533,192
Prepaid expenses and other assets	152,593	172,300

Total Current Assets	1,587,851	2,742,150

Property and Equipment, at cost:
Property and equipment	49,684,502	49,634,502
Less accumulated depreciation, depletion and amortization	(6,943,767)	(6,648,074)

Net Property and Equipment	42,740,735	42,986,428

Other Assets:
Deposits	5,593	123,579
Restricted marketable securities	686,476	686,476
Debt issuance costs, net of accumulated amortization	-	54,604
Stockpiles and ore on leach pads	4,003,790	4,412,151

Total Other Assets	4,695,859	5,276,810

Total Assets	$49,024,445	$51,005,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Continued)

	September 30,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,884,846	$4,490,509
Accrued expenses	2,385,453	1,845,712
Accrued interest	11,434,283	8,478,396
Copper derivatives settlement payable	16,106,691	16,106,691
Current maturity of long-term debt	6,164,964	6,183,499
Current maturities of senior long-term debt	23,257,826	23,257,826
Other current liabilities	609,007	379,194

Total Current Liabilities	64,843,070	60,741,827

Long-Term Liabilities:
Deferred revenue, less current portion	4,621,481	4,623,366
Accrued reclamation costs	3,936,712	3,597,968
Other long-term liabilities	6,136	6,136

Total Long-Term Liabilities	8,564,329	8,227,470

Total Liabilities	73,407,399	68,969,297

Commitments and contingencies

Stockholders’ Deficit:
Common stock: $.01 par value, 400,000,000 shares authorized, 113,279,325 and 112,488,604 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,132,794	1,124,887
Additional paid-in capital	122,336,578	122,308,030
Accumulated deficit	(147,852,326)	(141,396,826)

Total Stockholders’ Deficit	(24,382,954)	(17,963,909)

Total Liabilities and Stockholders’ Deficit	$49,024,445	$51,005,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012

Net sales	$4,069,403	$6,429,116

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	6,265,876	8,937,580
General and administrative expenses (includes stock based compensation of $23,209 and $141,347, respectively)	1,134,991	1,131,112
Depreciation, depletion and amortization	444,812	590,364

Loss from operations	(3,776,276)	(4,229,940)

Other income (expense):

Interest expense	(3,089,962)	(3,124,544)
Gains on derivatives classified as trading securities	-	54,896
Miscellaneous income	410,738	112,020

Total other expense	(2,679,224)	(2,957,628)

Loss before income taxes	(6,455,500)	(7,187,568)

Provision for income taxes	-	-

Net loss	$(6,455,500)	$(7,187,568)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	116,871,503	114,695,976

Basic and diluted loss per share of common stock	$(0.06)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012

Net sales	$959,593	$2,034,707

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	1,902,288	2,619,855
General and administrative expenses (includes stock based compensation of $3,842 and $39,125, respectively)	428,877	365,164
Depreciation, depletion and amortization	130,184	182,028

Loss from operations	(1,501,756)	(1,132,340)

Other income (expense):

Interest expense	(973,922)	(1,210,720)
Gains on derivatives classified as trading securities	-	8,509
Miscellaneous income	195,580	52,547

Total other expense	(778,342)	(1,149,664)

Loss before income taxes	(2,280,098)	(2,282,004)

Provision for income taxes	-	-

Net loss	$(2,280,098)	$(2,282,004)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	116,871,503	115,131,697

Basic and diluted loss per share of common stock	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance at
December 31, 2012	112,488,604	$1,124,887	$122,308,030	$(141,396,826)	$(17,963,909)
Net loss	-	-	-	(6,455,500)	(6,455,500)
Compensation expense from issuance of stock options	-	-	23,209	-	23,209
Common stock issued for deferred stock units	790,721	7,907	(7,907)	-	-

Warrants issued in connection with related party debt issuance	-	-	13,246	-	13,246

Balance at September 30, 2013	113,279,325	$1,132,794	$122,336,578	$(147,852,326)	$(24,382,954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012
Cash Flows From Operating Activities:
Net loss	$(6,455,500)	$(7,187,568)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	444,812	590,364
Loss on sale of property and equipment	-	3,235
Accretion expense on accrued reclamation costs	338,744	301,026
Amortization of debt issuance costs	54,604	251,505
Issuance of stock options for services rendered	23,209	62,597
Issuance of deferred stock units for services rendered	-	78,750
Amortization of debt discount related to warrants issued – related party	13,246	-
Gain on sale of aggregate	(18,535)	-
Changes in assets and liabilities:
Accounts receivable	(12,549)	135,611
Inventories, stockpiles and ore on leach pads	1,394,770	2,310,731
Prepaid expenses and other assets	137,693	8,385
Accounts payable	394,087	297,823
Accrued expenses	539,741	404,926
Accrued interest	2,955,887	2,650,718
Derivative contracts at fair value	-	(54,896)
Deferred revenue	(57,070)	(23,415)
Other liabilities	-	(8,500)
Net Cash Used By Operating Activities	(246,861)	(178,708)

Cash Flows From Investing Activities:
Capital expenditures	-	(14,123)
Net Cash Provided (Used) By Investing Activities	-	(14,123)

Cash Flows From Financing Activities:
Principal payments on long-term debt	-	(7,500)
Proceeds from the issuance of debt – related parties	234,998	87,500
Principal payments on capital lease	-	(770)
Net Cash Provided By Financing Activities	234,998	79,230

Net Decrease in Cash and Cash Equivalents	(11,863)	(113,601)

Cash and Cash Equivalents at Beginning of Period	11,863	118,058

Cash and Cash Equivalents at End of Period	$-	$4,457

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$151,893
Income taxes	–	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
(Continued)

	2013	2012

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued in exchange for deferred stock units	$7,907	$3,110
Change in property and equipment financed by accounts payable	(250)	(88,975)
Change in depreciation expense allocated to inventory	(29,106)	(84,991)
Change in depreciation expense allocated to stockpiles and ore on leach pads	(119,763)	(133,625)
Purchase of equipment with aggregate rock stockpiles not yet delivered	50,000	–
Principal payment on debt made with aggregate rock stockpiles	18,535	–
Interest payment on debt made with aggregate rock stockpiles	7,572	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.        FINANCIAL STATEMENTS

Nord Resources Corporation (together with Cochise Aggregates and Materials, Inc., its wholly-owned Nevada subsidiary, the “Company”) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing and operating mining projects. The Company’s primary asset is the Johnson Camp Copper Mine (“Johnson Camp Mine”) located in Arizona. In July 2007, the Company commenced the reactivation of the Johnson Camp Mine. The Company commenced copper cathode production from leaching existing old dumps in January 2008 and commenced mining of new ore upon completion of the reactivation work in January 2009. The Company achieved commercial copper cathode production from newly-mined ore on April 1, 2009 following substantial completion of the testing and development phase. In July 2010, the Company suspended the mining and crushing of new ore and implemented an action plan aimed at reducing costs, maximizing cash flow and improving operating efficiencies. The current production of copper is the result of leaching copper previously placed on the heaps. The Company expects that the production level will continue to steadily decline unless mining and crushing operations are resumed.

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing interim condensed consolidated financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2013. The Company recommends that this financial information be read in conjunction with the complete consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission (the “SEC”).

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

Going Concern

Nedbank Limited (“Nedbank”), the Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled principal and interest payments that were due between March 31, 2010 and September 30, 2013 under the Company’s $25,000,000 secured term loan credit facility. Accordingly, the Company has been in default of its obligations under the Credit Agreement with Nedbank since May 14, 2010. The full amount of the outstanding principal and accrued and unpaid interest is included in the Company’s current liabilities, together with any additional amounts payable under the Credit Agreement. As of the date of these condensed consolidated financial statements, Nedbank has not exercised its rights under the Credit Agreement to provide notification of the Company’s default condition or commence foreclosure actions on the collateral held, which represents substantially all of the assets of the Company.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On July 29, 2010, the Company reached an agreement with Fisher Sand & Gravel Company (“Fisher”) to convert $8,200,000 of unsecured trade payables, including a former note in the amount of $850,000 and $110,500 of accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum. The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012. As of the date of these interim condensed consolidated financial statements, Fisher has not provided the Company with a written notice of default. If the Company fails to make the required payment to remedy the default within three business days of any such notice of default, the whole sum shall become immediately due and payable at the option of Fisher without further notice. As of September 30, 2013, the total principal balance on the Note of $6,164,964 is included in current liabilities.

Nedbank Capital Limited (“Nedbank Capital”) has also declined to extend the forbearance agreement regarding the Company’s failure to make the timely monthly settlement payments beginning in March of 2010 through December 31, 2011 under the Copper Hedge Agreement which is described in more detail in Note 10. As of September 30, 2013, the amount due to Nedbank Capital related to these settlements is $16,106,691 and is included in current liabilities within the copper derivatives settlement payable line item.

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

The Company is evaluating alternatives to improve its liquidity. There can be no assurance that the Company will be able to improve its liquidity.

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

4.        INVENTORY

Inventory is as follows:

	September 30,	December 31,
	2013	2012
Current Assets:	(unaudited)
Copper in process	$964,381	$2,018,795
Finished goods	6,642	72,815
Material and supplies	426,891	441,582
	1,397,914	2,533,192
Long-Term Assets:
Stockpiles and ore on leach pads	4,003,790	4,412,151
Total Inventory	$5,401,704	$6,945,343

The Company’s inventories are carried at the lower of average cost or net realizable value. Copper in process and finished goods inventories are valued using the average cost of production and include all costs of purchase, conversion costs (direct costs and an allocation of fixed and variable production overheads) and other costs incurred in bringing the inventories to their present location and condition. The Company considers only those costs that are consistent with its estimate of costs to be incurred at a normalized production level, currently estimated at 25,000,000 pounds per annum, as inventoriable costs. Costs incurred in excess of this standard are expensed as incurred as abnormal costs which are included in costs applicable to sales within the condensed consolidated statements of operations. Accordingly, during the three and nine month periods ended September 30, 2013, the Company expensed $1,510,501 and $4,719,979, respectively, of abnormal production costs due to the underutilization of plant capacity. During the three and nine month periods ended September 30, 2012, the Company expensed $1,800,371 and $6,384,851, respectively, of abnormal production costs due to the underutilization of plant capacity.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The current portion of copper in process inventory is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months are classified under long–term assets as stockpiles and ore on leach pads.

5.        PROPERTY AND EQUIPMENT

Property and equipment costs consist of the following:

	September 30,	December 31, 2012
	2013
	(unaudited)
Land	$87,114	$87,114
Buildings	2,071,618	2,071,618
Mine development costs – existing dumps	468,034	468,034
Mine development costs – new dumps	1,841,080	1,841,080
Asset retirement obligation	2,708,870	2,708,870
Mining and other equipment	42,507,786	42,457,786
Total	49,684,502	49,634,502

Accumulated depreciation, depletion and amortization	(6,943,767)	(6,648,074)
Net property and equipment	$42,740,735	$42,986,428

Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $130,184 and $444,812 for the three and nine month periods ended September 30, 2013, respectively. Total depreciation, depletion and amortization (“DD&A”) of property and equipment charged to operations was $182,028 and $590,364, respectively, for the three and nine month periods ended September 30, 2012, respectively. The Company allocates DD&A to copper inventories based upon the relative pounds in inventory at each reporting date. Accordingly, as of September 30, 2013 and December 31, 2012, $495,026 and $644,145, respectively, of DD&A costs were included in copper inventories.

6.        OTHER CURRENT LIABILITIES

On June 24, 2013, the Company issued a promissory note to a related party of the Company in the aggregate principal amount of up to $238,411. The sum of $128,411 was advanced on June 24, 2013 – of that amount, $28,411 was applied to repay in full the principal and accrued interest outstanding under a previously-issued promissory note held by the lender, and the balance of $100,000 was allocated to working capital. The remaining $110,000 in principal was advanced under the promissory note in July 2013 and used for working capital purposes. The promissory note matures on June 24, 2014 and bears an interest rate of 20% per annum. In connection with this financing, the Company issued 953,644 common stock purchase warrants to the lender, each exercisable for a period of three years to purchase one share of the Company’s common stock at an exercise price of $0.02. Due to its de minimis nature, the value of the warrant in the amount of $13,246 was expensed as interest expense during the nine months ended September 30, 2013 within the condensed consolidated statements of operations.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On July 18, 2013, the Company issued the following convertible promissory notes in the aggregate principal amount of $222,100:

(a)

Two convertible promissory notes (the “20% Notes”) were issued to two existing arm’s-length creditors of the Company (the “20% Note Holders”), to evidence the Company’s promise to repay to the 20% Note holders an aggregate of $57,252, together with interest at a rate of 20% per annum on the unpaid balance of the principal;

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

The outstanding principal under each 20% Note and the accrued and unpaid interest thereon, is convertible at the option of the holder, in whole and not in part, into shares of the Company’s common stock at the conversion price equal to $0.02 per common share. The outstanding principal under each 10% Note and the accrued and unpaid interest thereon, is convertible at the option of the holder, in whole and not in part, into shares of the Company’s common stock at the conversion price equal to $0.04 per common share.

The principal amount of $28,626 advanced under each 20% Note was applied to pay in full the outstanding principal amount and accrued interest under an existing convertible promissory note issued by the Company to each 20% Note Holder on July 30, 2012, in the principal amount of $25,000 and bearing interest at the rate of 15% per annum.

The principal amount of $89,581 under the Hirsch Note was advanced for the purposes of: (i) application by the Company of $77,081 to payment in full of the outstanding principal amount and accrued interest under the convertible promissory notes issued by the Company to Mr. Hirsch on December 29, 2010, in the principal amount of $50,000 and bearing interest at the rate of 10% per annum, on July 30, 2012, in the principal amount of $6,250 and bearing interest at the rate of 15% per annum, and on July 31, 2012, in the principal amount of $6,250 and bearing interest at the rate of 15% per annum; and (ii) as to the balance of $12,500, for general working capital purposes.

The principal amount under the Seymour Note was advanced for the purposes of: (i) application by the Company of $62,767 to payment in full of the outstanding principal amount and accrued interest under the convertible promissory note issued by the Company to Mr. Seymour on December 29, 2010, in the principal amount of $50,000 and bearing interest at the rate of 10% per annum; and (ii) as to the balance of $12,500, for general working capital purposes.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On July 26, 2013, the Company received $200,000 as an advance royalty payment from Texas Canyon, the producer of decorative rock and aggregate from the Company’s waste rock, in exchange for future royalties on 173,913.04 tons of material, in consideration of a $0.35 per ton discount. The deferred revenue will be amortized to miscellaneous income as Texas Canyon sells the aggregate to a third party.

7.        LONG-TERM DEBT

Long–term debt consists of the following:

	September	December
	30, 2013	31, 2012
	(unaudited)
Senior project financing facility	$23,257,826	$23,257,826
Less current maturities on senior facility	(23,257,826)	(23,257,826)
Total Long-Term Debt	$-	$-

Senior Project Financing Facility

The Company was unable to make the quarterly payments of principal in the amounts of $1,790,099 that were due between March 31, 2010 and September 30, 2013, respectively, and interest payments during the same period totaling $9,645,446 to Nedbank under the terms of the amended and restated Credit Agreement dated March 31, 2009. The Company is in default of its obligations under the Credit Agreement with Nedbank, and the full amount of the outstanding principal of $23,257,826 is included in the Company’s current liabilities. Given this default, Nedbank has full authority to exercise its rights under the Credit Agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the Credit Agreement, upon an event of default the interest rate on the outstanding debt and unpaid accrued interest is increased by 3.00% to the three-month United States Dollar London Interbank Offered Rate (“LIBOR”) plus 9.06% (9.31% at September 30, 2013). Accrued interest related to the Credit Agreement was $9,645,446 and $7,363,900 as of September 30, 2013 and December 31, 2012, respectively, and is included within accrued interest on the condensed consolidated balance sheets.

The Credit Agreement is collateralized by substantially all of the Company’s assets, restricts the Company’s ability to incur certain additional debt, and limits the Company’s ability to pay dividends and make restrictive payments. Effective March 31, 2009, the Company must comply with certain financial covenants as defined within the amended and restated credit agreement, including a debt service coverage ratio of at least 1.5, an interest coverage ratio of at least 2.0, and a minimum debt to adjusted equity ratio of 1.3. The Company was not in compliance with these covenants as of September 30, 2013.

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

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2013 and December 31, 2012, the total amount due to Nedbank under the Copper Hedge Agreement was $16,106,691, and is included in copper derivatives settlement payable within the condensed consolidated balance sheets. Interest is being accrued on this liability at Nedbank’s internal borrowing rate (0.46% at September 30, 2013).

Note Payable with Mining Contractor

On July 29, 2010, the Company reached an agreement with Fisher to convert $8,200,000 of unsecured trade payables, including a previous note in the amount of $850,000 and $110,500 of accrued interest thereon, into a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum.

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

During the nine months ended September 30, 2013, the Company made a non-cash (sale of aggregate) principal payment of $18,535 and an interest payment of $7,572 on the note. During the three and nine months ended September 30, 2012, the Company made principal payments on the note of $0 and $7,500, respectively. Interest payments of $0 and $151,893, respectively, were made in accordance with the Agreement for the three and nine month periods ended September 30, 2012.

The Company was unable to make the required principal and accrued interest payment to Fisher upon the maturity of the note on July 31, 2012. As of the date of these interim condensed consolidated financial statements, Fisher has not provided the Company with a written notice of default. If the Company fails to make the required payment to remedy the default within three business days of any such notice of default, the whole sum shall become immediately due and payable at the option of Fisher without further notice. The Company has accrued $479,564 and $224,223 of interest as of September 30, 2013 and December 31, 2012, respectively, which is included within accrued interest on the condensed consolidated balance sheets. As of September 30, 2013 and December 31, 2012, the total principal balance on the note of $6,164,964 and $6,183,499, respectively, is included in current liabilities.

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

During the three and nine month periods ended September 30, 2013, the Company recognized $3,916 and $15,932 respectively, in revenue and recorded $23,943 and $102,350, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three and nine month periods ended September 30, 2012, the Company recognized $7,587 and $23,416, respectively, in revenue and recorded $50,677 and $160,767, respectively, in royalty expense related to this royalty within the condensed consolidated statements of operations.

As of September 30, 2013 and December 31, 2012, the total amount owed by the Company under the terms of the royalty agreement was $1,452,532 and $1,350,182, respectively, and is included in accounts payable on the condensed consolidated balance sheets. Furthermore, amounts greater than 30 days past due accrue interest at a rate of 12% per annum for which the Company has accrued $462,241 and $247,042 of interest as of September 30, 2013 and December 31, 2012, respectively, which is included within accrued interest on the condensed consolidated balance sheets.

On October 18, 2012, the Company received $180,000 as an advance royalty payment from Texas Canyon, the producer of decorative rock and aggregate from the Company’s waste rock, in exchange for $204,000 of future royalties. On July 26, 2013 the Company received $200,000 as an advance royalty payment from Texas Canyon, the producer of decorative rock and aggregate from the Company’s waste rock, in exchange for future royalties on 173,913.04 tons of material, in consideration of a $0.35 per ton discount. The deferred revenue is being amortized to miscellaneous income as Texas Canyon sells the aggregate to a third party. During the three and nine month periods ended September 30, 2013, the Company recognized $61,697 and $195,805, respectively, in miscellaneous income.

Total deferred revenue for both contracts is $4,799,298 and $4,661,371 as of September 30, 2013 and December 31, 2012, respectively. Deferred revenue of $17,878 is expected to be amortized to revenue over the next twelve months.

9.        ACCRUED RECLAMATION COSTS

The Company estimates its asset retirement obligations and related accrued reclamation costs using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes. During 2010, the Company completed an updated review of its reclamation plan and the related estimated costs of reclamation. As a result, as of December 31, 2010, the Company estimated the aggregate undiscounted obligation to be approximately $13,000,000 for the Johnson Camp Mine. However, as of March 31, 2011, the Company determined that certain aspects of the reclamation plan could be revised thus decreasing the estimated costs to reclaim the Johnson Camp Mine to approximately $9,100,000 (based on 2011 dollars). This estimate was subsequently refined during the quarter ended September 30, 2011 to $10,100,000.

To calculate the estimated fair value of this obligation, the projected cash flows, which were further adjusted for an estimated inflation rate of 2.5% per annum, were discounted at the Company’s estimated annual credit–adjusted risk free interest rate of 12.53% at April 1, 2011. The estimated remaining life of the Johnson Camp Mine as of September 30, 2013 is approximately twelve years. Accordingly, the cash expenditures for reclamation and closure activities are expected to occur at the conclusion of production, currently anticipated to be in 2024 – 2025. As 100% of the cash flows are projected to occur in 2024-2025, 100% of the accrued reclamation costs are classified as long-term within the condensed consolidated balance sheets. A reconciliation of the beginning and ending carrying amounts of the Company’s asset retirement obligation as of September 30, 2013 and December 31, 2012, respectively, are as follows:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,	December 31,
	2013	2012
	(unaudited)
Accrued reclamation costs, beginning of period	$3,597,968	$3,195,497
Accretion expense	338,744	402,471

Accrued reclamation costs, end of period	$3,936,712	$3,597,968

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

As noted above, as of September 30, 2013, the Company is in default of the related Copper Hedge Agreement with Nedbank Capital as it failed to make the requisite monthly payments (March 31, 2010 through December 31, 2011 settlements) related to the settlement of the derivative contracts. As of September 30, 2013 and December 31 2012, the total amounts owed to Nedbank as a result of these missed payments are $16,106,691.

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

There are 4,431,744 stock options outstanding at September 30, 2013 issued pursuant to the Company’s 2006 Stock Incentive Plan. The outstanding options expire at various dates from 2013 to 2017. The Company did not grant any stock options during the three and nine month periods ended September 30, 2013. During the three and nine month periods ended September 30, 2013, the Company recognized $3,842 and $23,209, respectively, in compensation expense related to employee stock options that vest over time. The Company did not grant any stock options during the three and nine month periods ended September 30, 2012. During the three and nine month periods ended September 30, 2012, the Company recognized $13,075 and $62,597, respectively, in compensation expense related to employee stock options that vest over time.

As summarized in the following tables, during the three and nine month periods ended September 30, 2013, there were no stock options granted nor exercised, and 0 and 6,750 were cancelled or forfeited, respectively.

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Weighted
	Number of	Average
	Shares	Exercise Price
Three months ended September 30, 2013
Options outstanding at June 30, 2013	4,431,744	$.18
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-

Options outstanding at September 30, 2013	4,431,744	$.18

		Weighted
	Number of	Average
	Shares	Exercise Price
Nine months ended September 30, 2013
Options outstanding at December 31, 2012	4,438,494	$.18
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(6,750)	.16

Options outstanding at September 30, 2013	4,431,744	$.18

The following table summarizes certain additional information about the Company’s total and exercisable stock options outstanding as of September 30, 2013:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Intrinsic
	Outstanding	Life in Years	Price	Value

Total stock options	4,431,744	1.9	$.18	$-
Exercisable stock options	4,224,994	2.0	$.18	$-

The closing price of the Company’s common stock on the OTCQB Market on September 30, 2013 was $0.03 per share. Accordingly, the intrinsic values of total stock options and exercisable stock options as of September 30, 2013 was $0.

The following table summarizes the unvested stock options outstanding as of September 30, 2013:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Three months ended September 30, 2013
Unvested options outstanding at June 30, 2013	604,997	$.10
Granted	-	-
Vested	(398,247)	.08
Cancelled/Forfeited	-	-

Unvested Options outstanding at September 30, 2013	206,750	$.11

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Nine months ended September 30, 2013
Unvested options outstanding at December 31, 2012	811,747	$.11
Granted	-	-
Vested	(604,997)	.09
Cancelled/Forfeited	-	-

Unvested Options outstanding at September 30, 2013	206,750	$.11

The total grant date fair value of options vested during the three and nine month periods ended September 30, 2013 was $33,333 and $56,634, respectively. The Company recognizes stock option compensation expense on stock options with a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of September 30, 2013, 206,750 stock options remain unvested, which will result in $6,539 in compensation expense to be recognized during the next nine months.

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

During the three and nine months ended September 30, 2013, 0 and 790,721 deferred stock units were converted into shares of the Company’s common stock, respectively. As of September 30, 2013, there were 3,592,179 deferred stock units outstanding.

12.      BASIC AND DILUTED LOSS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of basic common shares outstanding during the period. Diluted earnings (loss) per share are calculated based on the weighted average number of basic common shares outstanding adjusted for the dilutive effect, if any, of stock options, warrants and other dilutive securities outstanding. Outstanding options, warrants and other dilutive securities to purchase 12,568,862 and 8,474,660 shares of common stock for the three and nine months ended September 30, 2013 and 2012, respectively, are not included in the computation of diluted earnings per share as the effect of the assumed exercise of these options and warrants, and other dilutive securities would be anti-dilutive. During the nine months ended

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2012, 15,333,350 and 40,000,000 warrants with an exercise price of $1.10 and $0.38, respectively, expired unexercised.

Components of basic and diluted loss per share were as follows:

	Three Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(2,280,098)	$(2,282,004)

Weighted average basic outstanding shares of common stock	116,871,503	115,131,697
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	116,871,503	115,131,697
Loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Net loss available for common stock holders	$(6,455,500)	$(7,187,568)

Weighted average basic outstanding shares of common stock	116,871,503	114,695,976
Dilutive effect of warrants and stock options	-	-
Weighted average diluted outstanding shares of common stock	116,871,503	114,695,976
Loss per share:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

13.      CONCENTRATIONS

The Company currently sells 100% of its copper cathode production to Red Kite Master Fund Limited (“Red Kite”) under a cathode sales agreement effective September 30, 2013, as amended, which replaced an earlier long term cathode sales agreement between the parties that first became effective on February 1, 2008. The cathode sales agreement runs through December 31, 2013 with renewable extensions by mutual agreement of both parties. The Company considers the credit risk to be minimal since Red Kite is a large, well-capitalized and diversified multinational organization.

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

The following table presents a summary of the Company’s financial instruments as of September 30, 2013:

NORD RESOURCES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Carrying		Estimated Fair
	Amount		Value
	(unaudited)		(unaudited)

Financial Assets:
Restricted marketable securities	$686,476		$686,476
Accounts receivable	37,344		37,344
Financial Liabilities:
Accounts payable	$4,884,846	$	***
Accrued expenses	2,385,453		***
Accrued interest	11,434,283		***
Copper derivatives settlement payable	16,106,691		***
Current maturity of long-term debt	6,164,964		***
Current maturities of senior long–term debt	23,257,826		***
Other current liabilities	609,007		***

Financial assets include cash and cash equivalents, restricted marketable securities and accounts receivable and the carrying amounts approximate fair value because of the short maturities of these financial instruments.

*** Given the current situation with the Company’s senior lender and the related default of the underlying Credit Agreement, as amended, the Company does not believe that an estimate of the fair value of its senior long-term debt can be made without incurring substantial time and resources. Accordingly, an estimate of the fair value of its senior long-term debt as of September 30, 2013 is considered impracticable. In addition, due to the current situation with the Company’s senior lender and the impact this situation may have on the remaining liabilities of the Company, as of September 30, 2013, an estimate of the fair value of accounts payable, accrued expenses, accrued interest, copper derivatives settlement payable, long term debt, and other current liabilities is also considered impracticable.

15.      SUBSEQUENT EVENTS

On October 3, 2013, the Company entered into a non-binding letter of intent with an arm’s length third party that contemplates the third party making significant equity and/or debt financing available to the Company, subject to the third party obtaining the necessary funding, completion of due diligence to the satisfaction of the third party, the execution and delivery of a definitive agreement on mutually acceptable terms, and certain other conditions. The third party has advanced a total of $300,000 to the Company for general working capital purposes. All funds advanced by the third party bear interest at the rate of 15 percent per annum, and will be repayable from the proceeds of the equity and/or debt financing transaction (if any). The Company expects that the loan would become repayable upon demand if the equity and/or debt financing transaction do not close. There can be no assurance that the Company will be successful on the closing of the equity and/or debt financing contemplated in this transaction.

On October 23, 2013, the Company issued a convertible promissory note in the aggregate principal amount of $100,000. The note will become due and payable on the earlier of October 22, 2014 and the closing of a financing transaction by the Company for gross proceeds in excess of $20,000,000. The outstanding principal under the Note and the accrued and unpaid interest thereon, is convertible at the option of the holder, in whole and not in part, into shares of the Company’s common stock at the conversion price equal to $0.02 per common share.

Item 2.        Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine month periods ended September 30, 2013 and 2012 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and nine month periods ended September 30, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in the Form 10-K for the year ended December 31, 2012, previously filed with the SEC on March 27, 2013.

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

Development of Our Business

We acquired the Johnson Camp Mine from Arimetco, Inc. pursuant to a Sales and Purchase Agreement that had been assigned to us in June 1999 by Summo USA Corporation, the original purchaser, following the completion of certain due diligence work by Summo. Although Arimetco had ceased mining on the property in 1997, we, like Arimetco before us, continued production of copper from ore that had been mined and placed on leach pads, and from 1999 to 2003 we (through our then-subsidiary Nord Copper Company) produced approximately 4,490,045 pounds of copper cathode.

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

In February 2008, we entered into a long-term cathode sales agreement with Red Kite Master Fund Limited for 100% of the copper cathode production from the Johnson Camp Mine. That agreement has been superseded by a new a cathode sales agreement effective September 30, 2013, as amended, which runs through December 31, 2013, subject to renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine, and pricing is based on the COMEX price for high–grade copper on the date of sale.

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

Default Under Secured Credit Agreement with Nedbank Limited, as Lead Arranger

In March 2009, our credit agreement with Nedbank was amended and restated to provide for, among other things, the deferral of certain principal and interest payments until December 31, 2012 and September 30, 2013. Due to our cash flow constraints, we have been unable to make the quarterly payments of principal due on and after March 31 2010, each in the amount of $1,790,099, and the related interest payments. As of September 30, 2013, our quarterly payments in arrears totaled $23,257,826, and unpaid interest thereon totaled $9,645,446.

We do not have a forbearance agreement with Nedbank and Nedbank has the full authority to exercise its rights under the credit agreement, including the acceleration of the full amount due thereunder and the institution of foreclosure proceedings against the Johnson Camp Mine. In accordance with the credit agreement, upon missing the principal and interest payments, the interest rate on the outstanding debt and unpaid accrued interest has been increased by 3.00% to LIBOR plus 9.06% (9.31% at September 30, 2013).

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

Default Under Fisher Sand & Gravel Company Promissory Note

In July 2010, we reached an agreement with Fisher Industries to convert $8,200,000 of payables to a two-year unsecured note bearing interest on the outstanding principal at the rate of 6% per annum (the “Promissory Note”). Since the outstanding principal under the Promissory Note is due and payable on July 31, 2012, the entire balance remaining unpaid to Fisher Industries under the note has been classified as a current liability. As of September 30, 2013, current maturities of long-term debt and accrued interest in the amount of $6,164,964 and $479,564, respectively, are reflected in the condensed consolidated balance sheets.

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

Results of Operations – Three and Nine Month Periods Ended September 30, 2013 and 2012

The following table sets forth our operating results for the three and nine month periods ended September 30, 2013, as compared with our operating results for the three and nine month periods ended September 30, 2012.

	Three Months Ended			Nine months Ended
	September	September	Change	September	September	Change
	30,	30,	Increase/	30,	30,	Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$959,593	$2,034,707	$(1,075,114)	$4,069,403	$6,429,116	$(2,359,713)

Costs applicable to sales	1,902,288	2,619,855	(717,567)	6,265,876	8,937,580	(2,671,704)
General and administrative expenses	428,877	365,164	(63,713)	1,134,991	1,131,112	3,879
Depreciation, depletion and amortization	130,184	182,028	(51,844)	444,812	590,364	(145,552)

Loss from operations	(1,501,756)	(1,132,340)	(369,416)	(3,776,276)	(4,229,940)	453,664

Other income (expense):
Interest expense	(973,922)	(1,210,720)	236,798	(3,089,962)	(3,124,544)	34,582

Gain on derivatives classified as trading securities	-	8,509	(8,509)	-	54,896	(54,896)
Miscellaneous income (expense), net	195,580	52,547	143,033	410,738	112,020	298,718

Total other income (expense)	(778,342)	(1,149,664)	371,322	(2,679,224)	(2,957,628)	278,404

Loss before income taxes	(2,280,098)	(2,282,004)	1,906	(6,455,500)	(7,187,568)	732,068

Provision for income taxes	-	-	-	-	-	-

Net loss	$(2,280,098)	$(2,282,004)	$1,906	$(6,455,500)	$(7,187,568)	$732,068

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

In February 2008, we entered into a long term cathode sales agreement with Red Kite for 100% of the copper cathode production from the Johnson Camp Mine. This agreement has been superseded by a cathode sales agreement effective September 30, 2013, as amended, which runs through December 31, 2013 with renewable extensions by mutual agreement of both parties. Pursuant to the agreement, Red Kite accepts delivery of the cathodes at the Johnson Camp Mine. Pricing is based on the closing COMEX price for high–grade copper on date of sale.

We recorded revenues of $959,593 (including $3,916 in amortization of deferred revenue) from the sale of 297,164 pounds of copper cathode for the three months ended September 30, 2013, and revenues of $4,069,403 (including $15,932 in amortization of deferred revenue) from the sale of 1,208,810 pounds of copper cathode for the nine months ended September 30, 2013. The average realized price of copper sold during the three and nine month periods ended September 30, 2013 was $3.23 and $3.37 per pound, respectively.

We recorded revenues of $2,034,707 (including $7,586 in amortization of deferred revenue) from the sale of 575,616 pounds of copper cathode for the three months ended September 30, 2012, and revenues of $6,429,116 (including $23,416 in amortization of deferred revenue) from the sale of 1,776,556 pounds of copper cathode for the nine months ended September 30, 2012. The average realized price of copper sold during the three and nine month periods ended September 30, 2012 was $3.53 and $3.62 per pound, respectively.

Costs Applicable to Sales

Costs applicable to sales represents the costs incurred in converting ore into salable copper cathode. Ordinarily, the conversion process includes the mining of ore, crushing, conveying and stacking of ore on to the pads, leaching of stockpiles, solvent extraction and electrowinning, and results in the production of copper cathode; the costs include labor, supplies, energy, site overhead costs and other necessary costs associated with the extraction and processing of ore. However, as noted above, we suspended the mining (extraction) and crushing of ore at our Johnson Camp Mine in July 2010. We continue to produce copper through the leaching of ore already in place on the existing pads and processing the solution through our SX-EW plant. Accordingly, our costs applicable to sales represent the costs incurred in converting the existing ore on our leach pads into salable copper cathode.

For the three months ended September 30, 2013, we incurred $1,902,288 of costs applicable to sales (including $1,510,501 in abnormal production costs due to the underutilization of plant capacity) from the sale of copper. For the nine months ended September 30, 2013, we incurred $6,265,876 (including $4,719,979 in abnormal production costs due to the underutilization of plant capacity) of costs applicable to sales from the sale of copper.

The average cost per pound of copper sold during the three and nine month periods ended September 30, 2013 was $6.40 and $5.18 per pound, respectively. The average cost per pound of copper sold excluding abnormal production costs was $1.32 and $1.28 per pound, respectively, during the same periods.

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

General and Administrative Expenses

Our general and administrative expenses increased to $428,877 for the three months ended September 30, 2013, compared to $365,164 for the three months ended September 30, 2012. The increase was primarily due to a $77,285 increase in legal fees.

Our general and administrative expenses increased to $1,134,991 for the nine months ended September 30, 2013, compared to $1,131,112 for the nine months ended September 30, 2012. The increase was primarily due to a $73,965 increase in legal fees offset by decreases in payroll expense of $60,069 and insurance of $5,044.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) expenses decreased by $51,844 and $145,552 for the three and nine month periods ended September 30, 2013, respectively, as compared to the three and nine month periods ended September 30, 2012. The decrease in DD&A was primarily due to the decrease in the pounds of copper produced during the period.

Other Income (Expense)

The decrease in net other expense of $371,322 for the three months ended September 30, 2013 in comparison to the same period in the prior year was primarily due to a decrease in interest expense of $236,798 and an increase in miscellaneous income of $143,033 as compared to the same period in 2012.

The decrease in net other expense of $278,404 for the nine months ended September 30, 2013 in comparison to the same period in the prior year was primarily due to a decrease in interest expense of $34,582 and an increase in miscellaneous income of $298,718 as compared to the same period in 2012.

The decrease in interest expense for the three and nine month periods ended September 30, 2013 versus the same periods in 2012 were due to the fact that as of March 31, 2013, the Company had fully amortized the debt issuance costs originally incurred and capitalized in June 2007 upon the execution of the Nedbank Senior Debt.

The increase in miscellaneous income for the three and nine month periods ended September 30, 2013 versus the same periods in 2012 is primarily due to the reclassification of the deferred revenue to revenue from the sale of the advanced royalties on aggregate rock sold to Texas Canyon.

Net Loss

The Company incurred a net loss of ($2,280,098) for the three months ended September 30, 2013 as compared to a net loss of ($2,282,004) for the three months ended September 30, 2012. The decrease in net loss between these periods is primarily related to a $717,567 decrease in net cost of sales and a decrease in net other expense of $371,322 which accompanied and offset a decrease in Net Sales of $1,075,114.

The Company incurred a net loss of ($6,455,500) for the nine months ended September 30, 2013 as compared to a net loss of ($7,187,568) for the nine months ended September 30, 2012. The decrease in the net loss between these periods is primarily related to the $453,664 decrease in loss from operations coupled with the $278,404 decrease in net other expense.

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

As noted above, we have suspended the mining and crushing of ore at the Johnson Camp Mine and laid off approximately half of our workforce at the mine. We have continued to produce copper through the leaching of ore already in place on our existing pads and processing the solution through the SX-EW plant. Our Company is now maintaining its current infrastructure in order to maintain current operations and be in position to ramp up full mining operations if we are successful in closing a substantial capital infusion into our Company for the proposed construction of a new leach pad (which cannot be assured).

If we are unable to obtain financing for our new leach pad, we would not be able to resume our mining and crushing operations. However, we expect to be able to continue our residual leaching and solvent-extraction/electro-winning operations for the foreseeable future, assuming that neither Nedbank, Nedbank Capital, nor Fisher Industries exercises its rights to note us in default, both copper prices and our costs (in particular, the cost of sulfuric acid) remain at or near current levels, and our copper recovery rate and copper production trends remain consistent with the average recovery rate and production trends that we have experienced for the last twelve months (none of which can be assured).

We caution that extraction and recovery of copper by residual leaching is, by its nature, difficult to predict, and there can be no assurance that future copper recovery rates and copper production trends will be consistent with our past experience, apart from the certainty that our production level will continue to steadily decline until the resumption of mining and crushing operations. Accordingly, until our Company is able to execute on its refinancing and operating plan, we anticipate that additional financing will be required from time to time in order to meet our current obligations.

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

On October 3, 2013, we entered into a non-binding letter of intent with an arm’s length third party that contemplates the third party making significant equity and/or debt financing available to our Company, subject to the third party obtaining the necessary funding, completion of due diligence to the satisfaction of the third party, the execution and delivery of a definitive agreement on mutually acceptable terms, and certain other conditions. The third party has advanced a total of $300,000 to our Company for general working capital purposes.

All funds advanced by the third party bear interest at the rate of 15 percent per annum, and will be repayable from the proceeds of the equity and/or debt financing transaction (if any). There is no assurance that the financing contemplated by the letter of intent will close. We expect that the loan would become repayable upon demand if the equity and/or debt financing transaction do not close.

Cash and Working Capital

The following table sets forth our cash and working capital as of September 30, 2013 and December 31, 2012:

	As of		As of
	September 30, 2013		December 31, 2012
	(Unaudited)
Cash reserves	$-	(1)	$11,863	(1)
Working capital surplus (deficiency)	$(63,255,219	)(2)	$(57,999,677	)(3)

(1)	Excludes $686,476 in restricted cash being held in conjunction with two letters of credit.

(2)	Includes $23,257,826 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable and $6,164,964 current portion of long-term debt.

(3)	Includes $23,257,826 in current portion of senior long-term debt, $16,106,691 in copper derivatives settlement payable and $6,183,499 current portion of long-term debt.

Cash Flows from Operating Activities

Our cash flows used by operating activities during the nine months ended September 30, 2013 were ($246,861) as compared to ($178,708) during the same period in 2012. The $68,153 increase in cash flows used by operating activities between the two periods is primarily due to a decrease in cash flows from the sale of inventory of $915,961, and a decrease in cash flows from the collection of accounts receivable of $148,160, which offset a decrease in net loss of $732,068, a decrease in depreciation, depletion and amortization of $145,552, and a decrease in the amortization of debt issuance costs of $196,901. We also had an increase in accrued interest of $305,169, accrued expenses of $134,815 and prepaid expenses of $129,308.

Cash Flows from Investing Activities

Our cash flows used by investing activities during the nine months ended September 30, 2013 and 2012 were $0 and ($14,123), respectively. The increase of $14,123 is due to fewer capital expenditures.

Cash Flows from Financing Activities

Our cash flows from financing activities during the nine months ended September 30, 2013 were $234,998 compared to $79,230 for the same period in 2012. The increase in cash flows from financing activities is primarily due to the increase in the issuance of related party debt of $147,498 as a result of issuing $234,998 of related party debt during the nine months ended September 30, 2013.

Accounting Developments

There were no material changes to our Company’s significant accounting policies disclosed in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 27, 2013.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not complete any unregistered sales of equity securities during the period covered by this quarterly report on Form 10-Q that have not already been disclosed in a current report filed by the Company with the SEC on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Item 3.        Defaults upon Senior Securities

Nedbank Limited, our Company’s senior lender, has declined to extend the forbearance agreement with respect to the scheduled quarterly principal and interest payments that were due between March 31, 2010 and September 30, 2013 under our Company’s $25,000,000 secured term-loan credit facility with Nedbank. We are now in default of our obligations under the Amended and Restated Credit Agreement with Nedbank dated March 31, 2009.

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

Item 4.        Mine Safety Disclosures

We are required to disclose in this report certain information about the Company’s U.S. mining operations, including the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 by the U.S. Labor Department’s Mine Safety and Health Administration. Information concerning such safety information related to our Company’s U.S. mining operations or other regulatory matters required to be disclosed for the quarter ended September 30, 2013 is included as Exhibit 95.1 to this quarterly report on Form 10-Q and incorporated by reference herein.

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

10.9	Royalty Deed and Assignment of Royalty dated as of March 31, 2009, from Nord Resources Corporation to IRC Nevada Inc.(10)

10.10	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated March 30, 2010(10)

10.11	Forbearance Agreement between Nord Resources Corporation and Nedbank Limited dated April 22, 2010(11)

10.12	Forbearance Agreement between Nord Resources Corporation and Nedbank Capital Limited dated April 27, 2010(12)

10.13	Settlement Agreement among Nord Resources Corporation, Fisher Sand & Gravel Co. and F5 Equipment Inc. dated July 28, 2010(14)

10.14	Promissory Note of Nord Resources Corporation dated July 28, 2010 and payable to Fisher Sand & Gravel Co. in the principal sum of $8,200,000(14)

10.15	Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011. (15)

10.16	Addendum dated August 30, 2011 to Amended and Restated Executive Employment Agreement between the Company and Wayne Morrison dated January 19, 2011(16)

10.17	Cathode Sales Agreement effective January 1, 2013, with Red Kite Master Fund Limited.(17)

10.18	Amendment dated March 20, 2013 to Cathode Sales Agreement effective January 1, 2013 with Red Kite Master Fund Limited(17)

Subsidiaries of the Issuer

21.1	Subsidiaries of the Issuer:

Cochise Aggregates and Materials, Inc. (Incorporated in Nevada)

Certifications

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(19)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(19)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(19)

Mine Safety Disclosure Exhibit

95.1	Mine Safety Disclosure(19)

Additional Exhibits

99.1	Nord Resources Corporation Amended and Restated 2006 Stock Incentive Plan (8)

99.2	Nord Resources Corporation Performance Incentive Plan for the period from July 1, 2007 to December 31, 2008 (6)

99.3	Nord Resources Corporation 2010-2011 Bonus Plan (13)

Data Files

101.INS	XBRL Instance File(19)

101.SCH	XBRL Schema File(19)

101.CAL	XBRL Calculation File(19)

101.DEF	XBRL Definition File(19)

101.LAB	XBRL Label File(19)

101.PRE	XBRL Presentation File(19)

Notes

(1)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2004, filed with the SEC on January 17, 2006.
(2)	Incorporated by reference from our current report on Form 8–K dated February 15, 2006, filed with the SEC on February 16, 2006.
(3)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on May 31, 2006.

(4)	Incorporated by reference from our current report on Form 8–K, filed with the SEC on October 23, 2006.
(5)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007.
(6)	Incorporated by reference from our quarterly report on Form 10–QSB for the quarter ended September 30, 2007, filed with the SEC on August 14, 2007.
(7)	Incorporated by reference from our annual report on Form 10–KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.
(8)	Incorporated by reference from our current report on Form 8–K dated September 9, 2008 and filed with the SEC on September 12, 2008.
(9)	Incorporated by reference from our current report on Form 8–K dated October 31, 2008 and filed with the SEC on November 5, 2008.
(10)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.
(11)	Incorporated by reference from our current report on Form 8–K dated April 22, 2010 and filed with the SEC on April 23, 2010.
(12)	Incorporated by reference from our current report on Form 8–K dated April 27, 2010 and filed with the SEC on April 29, 2010.
(13)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.
(14)	Incorporated by reference from our current report on Form 8-K dated July 29, 2010 and filed with the SEC on July 29, 2010.
(15)	Incorporated by reference from our amended current report on Form 8-K/A dated November 30, 2010 and filed with the SEC on January 25, 2010.
(16)	Incorporated by reference from our current report on Form 8-K dated September 1, 2011 and filed with the SEC on September 1, 2011.
(17)	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2012 and filed with the SEC on March 27, 2013.
(18)	Incorporated by reference from our quarterly report on Form 10–Q for the quarter ended June 30, 2013, filed with the SEC on August 14, 2013.
(19)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD RESOURCES CORPORATION

November 14, 2013

By:	/s/ Wayne M. Morrison
Wayne M. Morrison
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Chief Executive Officer and Chief Financial Officer